Form 10-K
period 2003-12-31
CALLIDUS SOFTWARE INC
filed 2004-03-12
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-50463

Callidus Software Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0438629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Callidus Software Inc.

160 West Santa Clara Street, Suite 1500
San Jose, CA 95113
(Address of principal executive offices, including zip code)

(408) 808-6400

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.     ☑

     Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).     ☐

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on March 10, 2004, as reported on the Nasdaq National Market, was approximately $139.7 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of March 10, 2004, the Registrant had 23,994,833 shares of its common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant is incorporating by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2004 Annual Meeting of Stockholders to be held on May 27, 2004.

CALLIDUS SOFTWARE INC.

ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended December 31, 2003

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7 of this report, and other materials accompanying this Annual Report Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: our ability to compete effectively with our competitors; levels of future revenues; improvements in gross margin; operating expenses; the impact of quarterly fluctuations of revenue and operating results; our expectations regarding third-party service providers and strategic partners; our expectations concerning our relationship with Cezanne Software; future acquisitions; levels of capital expenditures; staffing and expense levels; and the adequacy of our capital resources to fund operations and growth. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks and uncertainties, see the “Business” and “Factors That Could Affect Future Results” sections in Items 1 and 7 of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Callidus Software Inc.

      Incorporated in Delaware in 1996, Callidus Software Inc. is a leading provider of Enterprise Incentive Management (EIM) software systems to global companies across multiple industries. Large enterprises use EIM systems to model, administer, analyze and report on incentive compensation, or pay-for-performance, plans, which compensate employees and business partners for the achievement of targeted quantitative and qualitative objectives, such as sales quotas, product development milestones and customer satisfaction. We provide a suite of software products that enable companies to access applicable transaction data, allocate compensation credit to appropriate employees and business partners, determine relevant compensation measurements, payment amounts and timing, and accurately report on compensation results. By facilitating effective management of complex pay-for-performance programs, our products allow our customers to increase productivity, improve profitability and achieve competitive advantage. Our product suite is based on our proprietary technology and extensive expertise in pay-for-performance programs and provides the flexibility and scalability required to meet the dynamic EIM requirements of large, complex businesses across multiple industries.

Products

      Our EIM product suite models, administers, analyzes and reports on key aspects of the incentive compensation process. Our core products combine a flexible rules-based architecture with grid-based computing, providing customers with reliable, flexible and highly scalable solutions for EIM systems. The majority of our products are Java-based, enabling efficient implementation on any operating system, and all of our products are designed to be operated by business users and compensation professionals rather than IT administrators. Our product suite features user-defined security combined with a complete audit trail, allowing for reduced errors in incentive compensation, enhanced trust and confidence between operational and finance personnel and reduced cost of incentive compensation programs.

TrueComp

      TrueComp automates the modeling, design, administration, reporting and analysis of pay-for-performance programs for enterprise level sales and distribution organizations. Our customers use TrueComp to design, test and implement sales compensation plans that reward on the profitability of the sale, discourage excessive sales discounts, encourage team selling and promote new product introduction or other sales activities the company wishes to encourage. TrueComp enables our customers to accurately acquire and reflect all relevant sales data, apply it precisely to each payee’s pay-for-performance program and automate the day-to-day activities associated with administering transaction-driven, variable incentive compensation. TrueComp provides a flexible, user-maintainable system that can be modified easily to align direct or indirect sales compensation with corporate goals and shareholder value.

      TrueComp consists of four principal modules: TrueIntegration collects and integrates the different data feeds used to compile the applicable sales data; TrueComp Repository serves as the database; TrueComp Manager serves as our rules-based engine; and the TrueComp Grid is our proprietary computing architecture. TrueComp’s modular, structured approach to defining compensation plans avoids the reliability and maintenance issues associated with internally developed solutions and enables systematic administration over a high volume of transactions and varied compensation plans that is not attainable using manual methods. TrueComp guides users through the process of paying variable compensation by a graphical and intuitive rule editor, which is usable by compensation analysts without coding or scripting skills. TrueComp was initially shipped in the second quarter of 1999 and to date has accounted for a substantial majority of our revenues.

TrueInformation

      TrueInformation is a self-service, web-based reporting and analytics portal that provides visibility into incentive compensation systems throughout the organization. TrueInformation provides reporting and analytics capabilities, enabling management to access a comprehensive model of pay-for-performance programs. By providing timely and accurate compensation information throughout the enterprise, TrueInformation engenders trust and confidence among operational and finance personnel, thereby improving morale and operational results while reducing errors that increase the costs of incentive compensation. TrueInformation includes user-defined security parameters that allow for appropriate controls on dissemination of sensitive compensation data and is accessed through an intuitive web-based interface that offers ease of use throughout the organization. TrueInformation was initially shipped in the fourth quarter of 2002.

TruePerformance

      TruePerformance provides tools and analytics to accurately plan, implement, manage and measure non-commission-based compensation programs. The primary features of TruePerformance include a compensation planner and a web-based team planner. The compensation planner provides forecasting, simulation and management capabilities for compensation policies, labor costs and personnel budgets. The team planner provides compensation professionals with a full view of employee and organizational data and provides compensation policy planning and MBO criteria development and assignment functionality. These features allow our customers to simulate the effects of changes in compensation strategy on their workforces, conduct market pay analysis, compare multiple incentive pay plan scenarios and plan for changes in compensation, promotions, job changes, new hires and reductions in force. By enabling our customers to effectively and efficiently create compensation plans and motivate employees, we believe TruePerformance allows our customers to build trust and confidence in their workforces, translate pay increases to bottom-line results, improve organizational consistency and achieve a greater return on investment. TruePerformance was initially shipped in the first quarter of 2003 and to date has not materially contributed to revenues.

TrueResolution

      TrueResolution is a rules-based engine that streamlines and automates the resolution of incentive compensation disputes, thereby reducing the associated cost and diversion of management and sales resources. Optimized for the largest sales channel organizations, TrueResolution eliminates manual, error-prone sales operation processes and allows dispute resolution to be initiated from the field where the majority of disputes originate. TrueResolution automates functions such as changes, transfers and splits to territory assignments, quota adjustments, organizational changes and payee information updates. TrueResolution enables sales professionals and business partners to submit and track their claims through a completely web-based self-service workflow process, which automates the evaluation, routing, resolution and approval of day-to-day requests and consistently communicates payment and resolution status to sales people. TrueResolution keeps management informed of changes that may affect compensation, produces an audit trail for all requests and resolutions, reduces errors and the risk of fraud and promotes enforcement of enterprise policies. TrueResolution was initially shipped in the second quarter of 2002 and to date has not accounted for a material portion of our revenues.

TrueReferral

      TrueReferral is a web-based sales referral tracking application that enables financial services customers to more effectively incentivize and manage up-sales and cross-sales between departments. TrueReferral automates the entire customer referral process, including prospecting and referral submission, validation and routing. TrueReferral generates completed sales referrals that are fed into TrueComp for referral reward processing. TrueReferral became commercially available in the third quarter of 2003 and to date has not accounted for any portion of our revenues.

Technology

      Our products are based on our proprietary TrueComp Manager rules engine, which is implemented on our scalable TrueComp Grid computing architecture. This technology offers our customers high degrees of functionality and flexibility coupled with scalability and reliability that are designed to maximize the return on investment in their EIM systems.

Customers

      While our products can serve the pay-for-performance program needs of all companies, we have focused principally on five key markets: insurance, banking, telecommunications, distribution and technology and manufacturing. Because we license our products to customers on a perpetual basis, our quarterly product license revenues are substantially dependent on sales of our products to new customers. No single customer accounted for 10% or more of our revenues in 2003 or 2001, but two customers, DIRECTV and Sprint, accounted for more than 10% of our revenues for 2002. Revenues have mainly been generated in the United States in the past three years representing 91%, 79% and 84% in 2003, 2002 and 2001, respectively. The remaining amounts of revenue are generated in Europe and the Asia Pacific region.

Services

      We provide a full range of services to our customers, including professional services, maintenance and technical support and educational services.

      Professional Services. We provide integration and configuration services to our customers and partners. These services include the installation of our software, identification and sourcing of legacy data, configuration of TrueComp rules necessary to create compensation plans, creation of custom reports, integration of our other products including TruePerformance, TrueResolution, TrueInformation and TrueReferral and other general testing and tuning services for our software. Our customers have the ability to select us or one of our implementation partners to perform the installation and other professional services work they desire. We may also provide services to our implementation partners to aid them in certain projects or training programs. All of the professional services work we perform is generally done on a time and materials basis.

      Maintenance and Technical Support. We have maintenance and technical support centers in the United States, the United Kingdom and Australia. We currently offer three levels of support, including standard, premium and premium plus, which are generally contracted for a period of one year. Under each of these levels of support, our customers are provided with on-line access to our customer support database, telephone support and all product enhancements and new releases. In the case of premium support, our customers are provided with access to a Callidus support engineer 24 hours a day, 7 days a week. Premium plus support includes an onsite support engineer in addition to all of the services included in our premium support plan.

      Education Services. We offer our customers a full range of education services including computer and web based training, classroom training and on-site customer training. We provide classes for all of our products to our customers and provide educational services to our partners on a scheduled and as-requested basis.

Sales and Marketing

      We sell and market our software through a direct sales force and in conjunction with our partners. In the United States, we have sales offices in Austin, Chicago, New York and San Jose. Outside the United States, we have sales offices in London, Munich and Sydney.

      Sales. Our direct sales force, consisting of experienced account executives, subject matter experts, technical pre-sales engineers and field management, is responsible for the sale of our products to global enterprises across multiple industries and is organized into geographic and industry territories. Our telesales department is responsible for sales lead generation and first line customer contact, while our non-quota carrying customer advocacy group is responsible for post-sales customer support. These services include informing our customers of new Callidus products, managing user groups and maintaining proactive contact with our customers.

      Marketing. Our marketing activities include traditional product marketing functions such as production of both hardcopy and on-line product and company promotional material, gathering of customer and partner input for new product features and creation of sales product demonstrations. We generate awareness of our company and sales leads for our products through print and web-based advertising, seminars, direct mail and customer and partner events. Additionally, we maintain an extensive web site that is used to educate our customers and prospects about our products and services.

Strategic Relationships

      We actively promote and maintain strategic relationships with systems integration partners. These relationships provide customer referrals and co-marketing opportunities that expand our contacts with potential customers. In addition, these relationships allow us to leverage our business model by subcontracting or outsourcing integration and configuration services required to allow us to expand license sales.

      In August 2003, we became an IBM Strategic Alliance Partner for Enterprise Incentive Management. Under our agreement with IBM, we co-market our products globally to banking, insurance and telecommunications customers, and we optimize our products to operate on IBM product platforms including Websphere, DB/2 and AIX. Neither we nor IBM is required to pay the other party royalty or other fees resulting from this relationship and both parties will generally contract directly with the third-party introduced to it through this relationship. Our relationship with IBM is non-exclusive and either of us may enter into similar relationships with other parties.

      We also have an ongoing relationship with Accenture, which provides systems integration and configuration services to our customers. While we do not have any agreements with Accenture governing our long-term relationship, we expect to continue to rely on Accenture as a key collaborator in selling and integrating our products on a customer-by-customer basis. We also maintain active partnerships with the Alexander Group International, a compensation consulting and professional services firm that integrates and configures our products, and Iconixx Corporation, a professional services firm that specializes in the implementation of EIM systems.

Research and Development

      Our research and development organization consists of experienced software engineers, software quality engineers and technical writers. We organize the development staff along product lines, with an engineering services group providing centralized support for technical documentation and advanced support. We employ advanced software development tools including automated testing, performance monitoring, source code control and defect tracking systems. In 2003, 2002 and 2001, we recorded research and development expenses of $11.0 million, $11.1 million and $10.7 million, respectively.

Competition

      Our principal competition comes from established ERP vendors including Oracle, PeopleSoft and SAP, CRM vendors including Siebel Systems, pure-play EIM vendors including Centive and Synygy and internally developed software solutions. We believe that the principal competitive factors affecting our market are:

•	Industry-specific domain expertise;

•	scalability and flexibility of solutions;

•	superior customer service; and

•	functionality of solutions.

      We believe that we compete effectively with the established ERP and CRM companies due to our established market lead, domain expertise, rules-based application software and highly scalable software architecture. EIM systems are generally not part of these vendors’ core product offerings, whereas we believe we have more fully developed the domain expertise required to meet the dynamic requirements of today’s complex pay-for-performance programs.

      We believe that we compete effectively with the pure-play EIM system vendors due to our established market leadership, robust, scalable architecture and commitment to customer service. While each of the pure-play EIM system vendors has domain knowledge of the EIM market, we believe that we have developed superior scalability demanded by the telecommunications, retail banking or insurance markets. Additionally, we have created substantial product differentiation by adding features into our products that are specific to each of our target markets.

      We also believe that our products offer a more cost-effective and complete alternative to internally developed solutions. These solutions are generally expensive, inflexible and difficult to maintain for large companies with complex pay-for-performance programs, thereby increasing total cost of ownership and limiting the ability to implement pay-for-performance programs that effectively address targeted business objectives.

      Although we believe that our products and services currently compete favorably with respect to these factors, the market for EIM products is new and rapidly evolving. Many of our competitors and potential competitors have significantly greater financial, technical, marketing, service and other resources than we have. Many of these companies also have a larger installed base of users, have longer operating histories or have greater name recognition than we have. Our competitors may also be able to respond more quickly than we can to changes in customer requirements or may announce new products, services or enhancements that better meet the needs of customers or changing industry standards. In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in October 2003, Siebel Systems acquired Motiva, a former pure-play EIM vendor, which may result in substantial new investment by Siebel in products that compete with ours. Increased competition may cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

Intellectual Property

      Our success and ability to compete is dependent, in part, on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We rely primarily on a combination of copyright, trade secret, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more advantageous than patent and trademark protection. We have an ongoing trademark registration program pursuant to which we register some of our product names, slogans and logos in the United States and in some foreign countries.

      We also use contractual provisions to protect our intellectual property rights. We license our software directly to customers. These license agreements, which address our technology, documentation and other proprietary information, include restrictions intended to protect and defend our intellectual property. These licenses are generally non-transferable and are perpetual. We also require all of our employees, contractors and many of those with whom we have business relationships to sign non-disclosure and confidentiality agreements.

      Our TruePerformance product was developed by Cezanne Software. In July 2002, we obtained a non-exclusive license from Cezanne Software to distribute the product worldwide, for which we paid royalties based on the value of the licenses we sold. In December 2003, with our payment of a one-time license fee, we exercised an option under our agreement with Cezanne Software to acquire a non-exclusive, fully-paid, royalty-free source-code license to copy, create, modify and enhance the product for worldwide distribution. In January 2004, we entered into a letter of intent with Cezanne Software to pursue an agreement to purchase an assembled workforce of approximately 20 employees from Cezanne Software’s software development group in Bari, Italy. We expect that this transaction will close in or about March of 2004.

      Certain of our other products also include third-party software that we obtain the rights to use through license agreements.

Employees

      As of December 31, 2003, we had a total of 301 employees. Of those employees, 81 were in sales and marketing, 73 were in research and development, 125 were in professional services, technical support and training, and 22 were in finance and administration. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Executive Officers

      The following table sets forth certain information with respect to our executive officers as of December 31, 2003:

			Director or
			Executive
			Officer
Name	Age	Position	Since

Reed D. Taussig	49	President, Chief Executive Officer, Chairman of the Board of Directors	1997
Christopher W. Cabrera	37	Vice President, Worldwide Sales and Business Development	2000
Ronald J. Fior	46	Vice President, Finance; Chief Financial Officer	2002
Bertram W. Rankin	45	Senior Vice President, Worldwide Marketing	2003
Robert W. Warfield	42	Senior Vice President, Research and Development; Chief Technology Officer	2001
Daniel P. Welch	46	Vice President, Worldwide Client Services	1998

      Reed D. Taussig has served as our President, Chief Executive Officer and director since November 1997. In August 2003, Mr. Taussig was elected as the Chairman of our Board of Directors. From April 1995 to October 1997, Mr. Taussig co-founded and served as President and Chief Executive Officer of inquiry.com, a web-based exchange and research facility for information technology professionals. From August 1991 to August 1994, Mr. Taussig served as Senior Vice President of North American Operations for Gupta Corporation (now Centura Software Corporation), an application development tools and database provider. From November 1987 to August 1991, Mr. Taussig served as Senior Vice President of Worldwide Operations for Unify Corporation, an e-commerce application software company. Mr. Taussig holds a B.A. in Economics from the University of Arizona.

      Christopher W. Cabrera has served as our Vice President, Worldwide Sales and Business Development since January 2003. Since joining Callidus in December 1998, Mr. Cabrera has served in various positions in our sales organization, including Vice President of North American Sales from September 2000 to January 2003 and Managing Director of Western Area Sales from June 1999 to September 2000. Mr. Cabrera holds a B.A. in Business Administration from the University of Southern California and a M.B.A. from Santa Clara University.

      Ronald J. Fior has served as our Vice President, Finance and Chief Financial Officer since September 2002. From December 2001 to July 2002, Mr. Fior served as Vice President of Finance and Chief Financial Officer for Ingenuity Systems, a bioinformatics software development company. From July 1998 until October 2001, Mr. Fior served as Chief Financial Officer and Vice President of Finance and Operations of Remedy Corporation, a software development company. Prior to this, Mr. Fior served for 13 years as Chief Financial Officer of numerous divisions and companies within the publishing operations of The Thomson Corporation, including the ITP Education Group and the International Thomson Publishing Group. Mr. Fior holds a Bachelor Commerce degree from the University of Saskatchewan and is a Chartered Accountant.

      Bertram W. Rankin has served as our Senior Vice President, Worldwide Marketing since June 2003. Prior to joining Callidus, Mr. Rankin served as Vice President of Marketing at NetManage, a supplier of host access and integration solutions to Fortune 1000 organizations, from October 2000 to May 2003. From July 1998 to October 2000, Mr. Rankin served as General Manager and Vice President, Marketing for Ricoh Silicon Valley, a software company and subsidiary of Ricoh Company. Mr. Rankin holds a M.B.A. from the Stanford Graduate School of Business and a B.A. in Economics from Harvard University.

      Robert W. Warfield has served as our Chief Technology Officer and Senior Vice President, Research and Development since December 2001. From 1998 to 2001, Mr. Warfield served as Executive Vice President of Products and Services and Chief Technology Officer at iMiner, a private information mining company. From 1997 to 1998, Mr. Warfield served as Vice President of Research and Development at Rational Software, a provider of software development applications. From 1996 to 1997, Mr. Warfield served as Vice President of Research and Development and Chief Technology Officer at Integrity QA Software, a provider of software development applications. Mr. Warfield holds a B.A. in Computer Science from Rice University.

      Daniel P. Welch has served as our Vice President, Worldwide Client Services since September 1998. From May 1993 to July 1998, Mr. Welch served as Vice President of Eastern Area Sales for Inference Corp., then as Vice President of Worldwide Sales for Brightware, a provider of interactive electronic commerce software and former division of Inference. From January 1985 to May 1993, Mr. Welch served as Director of Accell Development, and then as Director of Professional Services for Unify Corporation, a software solutions company. From February 1983 to January 1985, Mr. Welch served as Vice President of Engineering for Pharmacy Accounting Management, a software company. Mr. Welch holds a B.A. in Marketing from Michigan State University.

Available Information

      We make available, free of charge, on our website (www.callidussoftware.com) our annual reports on Form 10-K, quarterly reports on From 10-Q, current reports on From 8-K and other periodic reports publicly available as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission.

Item 2.	Properties

      We lease our headquarters in San Jose, California which consists of approximately 44,500 square feet of office space. The lease on our San Jose headquarters expires in 2010. We also lease facilities in Austin, Chicago, New York, Sydney, London and Munich. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3.	Legal Proceedings

      In March 2002, we received a copy of a complaint filed by Gordon Food Service (Gordon Food) in the United States District Court for the Western District of Michigan alleging breach of contract and misrepresentation in connection with software purchased by Gordon Food and seeking monetary damages. In December 2002, the court granted our motion to transfer venue and ordered that the case be transferred to the San Jose division of the United States District Court for the Northern District of California. After a court-ordered mediation took place in July 2003, Gordon Food filed a motion for leave to amend its complaint in order to add several California state law claims, including intentional misrepresentation and unfair competition, as well as to add a demand for a jury trial. In a hearing in September 2003, we did not oppose the amendment to the extent that it sought to add claims but objected to the jury trial demand on the grounds that Gordon Food had waived this right previously. In October 2003, the court granted leave to amend the complaint but denied the jury trial demand and Gordon Food filed its amended complaint. We have filed an answer to the amended complaint and intend to continue to contest the claims vigorously. Trial is currently set for November 2004, and pre-trial discovery and investigation are ongoing.

      In addition, we are from time to time a party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our future financial results.

Item 4.	Submission of Matters to a Vote of Security Holders

      In November 2003, a majority of the outstanding shares of common stock of the Company on an as-if converted basis approved by written consent the taking of all of the following actions in connection with our initial public offering:

•	The three-for-five reverse stock split of the common stock of the Company and all actions related thereto;

•	The amendment and restatement of the certificate of incorporation of the Company and all actions related thereto;

•	The amendment and restatement of the bylaws of the Company and all actions related thereto;

•	The adoption of the 2003 Stock Incentive Plan and all actions related thereto, including the reservation of 2,000,000 shares from the authorized but unissued common stock of the Company, which may be issued pursuant to the 2003 Stock Incentive Plan;

•	The adoption of the 2003 Employee Stock Purchase Plan and all actions related thereto, including the reservation of 1,200,000 shares from the authorized but unissued common stock of the Company which may be issued pursuant to the 2003 Employee Stock Purchase Plan;

•	The approval and ratification of the Board of Director’s decision to cause the Company to enter into indemnification agreements with each member of the Company’s Board of Directors, officers and certain key employees;

•	The approval and ratification of the Board of Director’s decision to cause the Company to enter into change of control agreements with each member of the Company’s Board of Directors and each of the Company’s officers, providing that in the event of a change of control of the Company, each option to purchase the Company’s common stock then held by such individuals will immediately become one-hundred percent vested and exercisable;

•	The ratification and approval of the compensation arrangement for the members of the Company’s Board of Directors; and

•	The ratification and approval of option grants to each member of the Company’s Board of Directors.

      In addition, in November 2003, a majority of the outstanding shares of Series F Preferred Stock of the Company approved by written consent in accordance with the Company’s then current certificate of incorporation, the election of Mr. John R. Eickhoff for membership on the Company’s Board of Directors. The members of the Company’s Board of Directors who continued as directors following the election of Mr. Eickhoff were Mr. Michael A. Braun, Mr. George James, Mr. Terry L. Opdendyk, Mr. R. David Spreng and Mr. Reed D. Taussig.

      In each case, all such actions were effected in compliance with Section 228 of the Delaware General Corporation Law.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

      Our common stock has been traded on the Nasdaq National Market under the symbol “CALD” since our initial public offering in November 2003. The following table sets forth, for the periods indicated, the high and low closing sales prices reported on the Nasdaq National Market.

	High	Low

Fiscal year ended December 31, 2003:
Fourth quarter (beginning November 20, 2003)	$19.95	$14.73

      As of March 10, 2004, there were 23,994,833 shares of our common stock issued and outstanding and held by 192 stockholders of record.

      We completed our initial public offering of 5,750,000 shares of common stock in November 2003, pursuant to a Registration Statement on Form S-1 (File No. 333-109059), which the Securities and Exchange Commission declared effective on November 19, 2003. In the offering, we sold the shares at a price of $14.00 per share, which resulted in aggregate net proceeds to the Company of approximately $72.1 million, after deducting underwriting discounts and commissions and paying offering expenses. The managing underwriters in the offering were Citigroup Global Markets Inc., Lehman Brothers Inc. and U.S. Bancorp Piper Jaffray Inc.

      We intend to use the net proceeds of our initial public offering for working capital and general corporate purposes, including expansion of our sales and marketing and research and development efforts, capital expenditures, and potential acquisitions of complementary businesses, products and technologies. In January 2004, we signed a non-binding letter of intent to pursue an agreement with Cezanne Software to purchase an assembled workforce of approximately 20 software developers. We expect this transaction to close at the end of March 2004 at a purchase price of less than $2.0 million. Except for the Cezanne Software transaction, we have no present commitments or agreements with respect to any acquisition or investments. We have invested the net proceeds in interest-bearing, investment-grade securities. The amounts we actually spend will depend on a number of factors, including the amount of cash generated or used by our operations, competitive and technological developments, marketing and sales activities and market acceptance of our products, and the rate of growth, if any, of our business.

      We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

      In March 2003, we issued and sold an aggregate of 453,000 shares of our Series G Preferred Stock, which were converted upon the consummation of our initial public offering into 271,800 shares of our common stock, to eight accredited investors pursuant to Section 4(2) of the Securities Act.

      From January 1, 2003 through November 20, 2003, we issued and sold 253,208 shares of our common stock to 52 of our employees for approximately $259,000 pursuant to Rule 701 of the Securities Act.

Item 6.	Selected Consolidated Financial Data

      The following selected consolidated financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the Consolidated Financial Statements and Notes thereto included in Items 7 and 8 of this Annual Report on Form 10-K.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
License revenues	$37,526	$9,820	$6,860	$8,879	$1,334
Maintenance and service revenues	34,208	16,766	16,033	13,302	4,756

Total revenues	71,734	26,586	22,893	22,181	6,090
Cost of revenues
License revenues	1,909	814	650	840	241
Maintenance and service revenues	25,746	14,212	13,103	11,183	7,045

Total cost of revenues	27,655	15,026	13,753	12,023	7,286

Gross profit	44,079	11,560	9,140	10,158	(1,196)
Operating expenses:
Sales and marketing	20,813	13,527	12,003	16,115	8,684
Research and development	10,963	11,118	10,659	9,701	4,852
General and administrative	6,323	5,053	4,859	5,048	2,668
Stock-based compensation(1)	4,577	424	1,878	4,312	3,229

Total operating expenses	42,676	30,122	29,399	35,176	19,433

Income (loss) from operations	1,403	(18,562)	(20,259)	(25,018)	(20,629)
Interest expense and other income, net	(301)	(445)	(585)	(410)	93

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	1,102	(19,007)	(20,844)	(25,428)	(20,536)
Provision for income taxes	267	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	835	(19,007)	(20,844)	(25,428)	(20,536)
Cumulative effect of change in accounting principle	—	(123)	—	—	—

Net income (loss)	$835	$(19,130)	$(20,844)	$(25,428)	$(20,536)

Net income (loss) per share:
Basic attributable to common stockholders	$0.06	$(13.98)	$(17.24)	$(23.83)	$(28.72)

Diluted	$0.04	$(13.98)	$(17.24)	$(23.83)	$(28.72)

Weighted average shares:
Basic	4,003	1,368	1,286	1,067	715

Diluted	21,294	1,368	1,286	1,067	715

	Year Ended December 31,

	2003	2002	2001	2000	1999

(1) Stock-based compensation consists of:
Cost of maintenance and service revenues	$852	$95	$309	$619	$552
Sales and marketing	1,444	73	726	2,185	1,471
Research and development	1,148	119	399	767	637
General and administrative	1,133	137	444	741	569

Total stock-based compensation	$4,577	$424	$1,878	$4,312	$3,229

	As of December 31,

	2003	2002	2001	2000	1999

Consolidated Balance Sheet Data:
Cash and cash equivalents	$56,330	$12,833	$12,034	$3,272	$14,877
Working capital	56,524	650	6,971	(12,116)	10,363
Total assets	102,199	20,695	19,664	15,625	22,508
Long-term debt, less current portion	520	986	439	2,308	1,570
Total liabilities	20,701	18,602	8,974	23,904	10,084
Total stockholders’ equity (deficit)	81,498	2,093	10,690	(8,279)	12,424

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read together with our consolidated financial statements, including the notes thereto, and other information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties.

Overview of 2003 Results

      Total revenue increased 170% to $71.7 million in 2003 from $26.6 million in 2002. The strong growth in revenue can be attributed to increased awareness and market acceptance for EIM and a general improvement in economic conditions during 2003. We increased the number of strategic partners in 2003, including the addition of IBM, with which we signed a worldwide co-marketing and implementation services agreement. These strategic partnerships helped us increase our exposure in the telecommunications and insurance markets during 2003. Historically, we have primarily sold our products and services in the following vertical markets: insurance, banking, telecommunications, distribution, and technology and manufacturing. In 2004, we plan to increase our sales and marketing efforts in the life sciences market and believe that this market as well as further penetration of our existing vertical markets will contribute to our continued revenue growth. However, we expect the revenue growth rate to be much less than in 2003.

      Gross margins improved to 61% in 2003 from 43% in 2002. Our margins on license revenue have remained relatively constant between 90% and 95%. The improvement in our gross margins can mainly be attributed to a shift in revenue mix as license revenue increased to 52% of total revenues in 2003 compared to 37% of total revenues in 2002. Also contributing to the improvement in our gross margins is an increase in utilization rates for services personnel resulting in an improvement in margins on maintenance and service revenues to 25% in 2003 from 15% in 2002. Our gross margins in the future will depend in large part on the mix of revenues between license and maintenance and service revenues.

      Total operating expenses increased 42% to $42.7 million in 2003 from $30.1 million in 2002. As a percentage of sales, total operating expenses decreased to 59% in 2003 from 113% in 2002. The largest increase in operating expenses can be seen in sales and marketing which increased to $20.8 million in 2003 from $13.5 million in 2002. This was is primarily a result of increased headcount and higher advertising and promotional activities during 2003 compared to 2002. Stock-based compensation increased to $4.6 million in 2003 from approximately $424,000 in 2002 from the granting of stock options during the year prior to our initial public offering with exercise prices that were less than the deemed fair value of our common stock. We expect all operating expenses to increase in absolute dollars in the future as we continue to expand our sales force and invest in software development to support our expected growth.

      In 2003, we introduced our TruePerformance product developed by Cezanne Software. In December 2003, we purchased a perpetual license to the source code for TruePerformance from Cezanne Software for a one time fee of $2.0 million. This non-exclusive, fully-paid, royalty free source code license gives us the right to copy, create, modify and enhance the product for distribution to our customers. The cost of the source code will be amortized to cost of license revenues over the estimated useful life of 5 years. We also signed a letter of intent to acquire the TruePerformance software development team of approximately 20 employees from Cezanne Software. This transaction is expected to be completed at the end of March 2004. If the acquisition of software developers is completed, then we expect our research and development costs to increase in absolute dollars and as a percentage of total revenues as we continue to develop and enhance the TruePerformance product.

Application of Critical Accounting Policies and Use of Estimates

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The application of GAAP requires our management to make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected.

      In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our management has reviewed these critical accounting policies, our use of estimates and the related disclosures with our audit committee. Please refer to Note 1 to the consolidated financial statements for a further description of our accounting policies.

Revenue Recognition

      We generate revenues primarily by licensing software and providing maintenance and professional services to our customers. Our software arrangements typically include: (i) an end-user license fee paid in exchange for the use of our products in perpetuity, generally based on a specified number of payees; and (ii) a maintenance arrangement that provides for technical support and product updates, generally over a period of twelve months. If we are selected to provide integration and configuration services, then the software arrangement will also include professional services, generally priced on a time-and-materials basis. Depending upon the elements in the arrangement and the terms of the related agreement, we recognize license revenues under either the residual or the contract accounting method.

      Residual Method. License fees are recognized upon delivery when licenses are either sold separately from integration and configuration services, or together with integration and configuration services, provided that (i) the criteria described below have been met, (ii) payment of the license fees is not dependent upon performance of the integration and configuration services, and (iii) the services are not otherwise essential to the functionality of the software. We recognize these license revenues using the residual method pursuant to the requirements of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, revenues are recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each undelivered element.

      We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. For a certain class of transactions, the fair value of the maintenance portion of our arrangements is based on stated renewal rates rather than stand-alone sales. The fair value of the professional services portion of the arrangement is based on the hourly rates that we charge for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.

      Contract Accounting Method. For arrangements where services are considered essential to the functionality of the software, such as where the payment of the license fees is dependent upon performance of the services, both the license and services revenues are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We generally use the percentage-of-completion method because we are able to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion. However, if we cannot make reasonably dependable estimates, we use the completed-contract method. If total cost estimates exceed revenues, we accrue for the estimated loss on the arrangement.

      For all of our software arrangements, we will not recognize revenue until persuasive evidence of an arrangement exists and delivery has occurred, the fee is fixed or determinable and collection is deemed probable. We evaluate each of these criteria as follows:

      Evidence of an Arrangement. We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement.

      Delivery. We consider delivery to have occurred when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs. Our typical end-user license agreement does not include customer acceptance provisions.

      Fixed or Determinable Fee. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our standard payment terms. We consider payment terms greater than 90 days to be beyond our customary payment terms. If the fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

      Collection is Deemed Probable. We conduct a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the recognition of revenue until cash collection.

      A customer typically prepays maintenance for the first twelve months, and the related revenues are deferred and recognized over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

      Professional services revenues primarily consist of integration and configuration services related to the installation of our products and training revenues. Our implementation services do not involve customization to, or development of, the underlying software code. Substantially all of our professional services arrangements are on a time-and-materials basis. To the extent we enter into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.

      Certain arrangements result in the payment of customer referral fees to third parties that resell our software products. In these arrangements, license revenues are recorded, net of such referral fees, at the time the software license has been delivered to a third-party reseller and an end-user customer has been identified. To the extent a referral fee is paid to a third party when we sell directly to the end-user, the referral fee is recorded as a selling expense.

Allowance for Doubtful Accounts and Sales Return Reserve

      We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our balance sheets, totaled approximately $187,000 at December 31, 2003 and approximately $129,000 at December 31, 2002. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debts experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.

      We generally guarantee that our services will be performed in accordance with the criteria agreed upon in the statement of work. Should these services not be performed in accordance with the agreed upon criteria, we would provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, Revenue Recognition When Right of Return Exists, management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if for any period actual returns differ from management’s judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our balance sheets, was approximately $647,000 at December 31, 2003 and approximately $152,000 at December 31, 2002.

Stock-Based Compensation

      We have adopted SFAS 123, Accounting for Stock-Based Compensation, but in accordance with SFAS 123, we have elected not to apply fair value-based accounting for our employee stock option plans. Instead, we measure compensation expense for our employee stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, and related interpretations. We record deferred stock-based compensation to the extent the fair value of our common stock for financial accounting purposes exceeds the exercise price of stock options granted to employees on the date of grant, and amortize these amounts to expense using the accelerated method over the vesting schedule of the options, generally four years. For options granted after our initial public offering, the fair value of our common stock is the closing price on the date of grant. For options which were granted prior to our initial public offering, the deemed fair value of our common stock was determined by our board of directors. The board of directors determined the deemed fair value of our common stock by considering a number of factors, including, but not limited to, our operating performance, significant events in our history, issuances of our convertible preferred stock, trends in the broad market for technology stocks and the expected valuation we obtained in an initial public offering. We recorded deferred stock-based compensation of $13.1 million, $0 and $0 and amortization of such deferred compensation of $4.6 million, approximately $424,000 and $1.9 million in the years ended December 31, 2003, 2002 and 2001. Based on deferred stock-based compensation recorded as of December 31, 2003, we expect to amortize $5.8 million in 2004. Had different assumptions or criteria been used to determine the deemed fair value of the stock options, materially different amounts of stock compensation expenses could have been reported.

      As required by SFAS 123, as modified by SFAS 148, Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123, we provide pro forma disclosure of the effect of using the fair value-based method of measuring stock-based compensation expense. For purposes of the pro forma disclosure, we estimate the fair value of stock options issued to employees using the Black-Scholes option valuation model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected life of options and our expected stock price volatility. Therefore, the estimated fair value of our employee stock options could vary significantly as a result of changes in the assumptions used. See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on From 10-K.

Income Taxes

      We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carryforwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We provided a full valuation allowance against our net deferred tax assets at December 31, 2003 and 2002. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.

Recent Accounting Pronouncements

      In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a significant impact on our consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a significant impact on our consolidated financial position or results of operations.

      In December 2003, the SEC issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a significant impact on our consolidated financial position or results of operations.

Results of Operations

      The following table sets forth certain consolidated statements of operations data expressed as a percentage of total revenues and the percentage of period over period growth.

	Years Ended December 31,

	Percentage of Dollar		Percentage of Total
	Change Year Over Year		Revenues

	2003/2002	2002/2001	2003	2002	2001

Revenues:
License revenues	282%	43%	52%	37%	30%
Maintenance and service revenues	104%	5%	48%	63%	70%

Total revenues	170%	16%	100%	100%	100%
Cost of revenues (as a percent of related revenues):
License revenues	135%	25%	5%	8%	9%
Maintenance and service revenues	81%	8%	75%	85%	82%

Total cost of revenues	84%	9%	39%	57%	60%

Gross profit	281%	26%	61%	43%	40%

Operating expenses:
Sales and marketing	54%	13%	29%	51%	52%
Research and development	(1)%	4%	15%	42%	47%
General and administrative	25%	4%	9%	19%	21%
Stock-based compensation	979%	(77)%	6%	2%	8%

Total operating expenses	42%	2%	59%	113%	128%

Operating income (loss)	(108)%	(8)%	2%	(70)%	(88)%
Interest expense and other income, net	(32)%	(24)%	0%	(2)%	(3)%

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(106)%	(9)%	2%	(71)%	(91)%
Provision for income taxes	NM	NM	0%	0%	0%

Income (loss) before cumulative effect of change in accounting principle	(104)%	(9)%	1%	(71)%	(91)%
Cumulative effect of change in accounting principle	(100)%	NM	0%	0%	0%

Net income (loss)	(104)%	(8)%	1%	(72)%	(91)%

NM — Not meaningful

Comparison of the Years Ended December 31, 2003 and 2002

Revenues

      License Revenues. License revenues were $37.5 million in 2003, an increase of 282% from $9.8 million in 2002. The increase in license revenues was the result of sales to new customers resulting from the growth in our direct sales force, customer referrals from new partner relationships and an improved economic environment. The increase in license revenues to 52% in 2003 from 37% in 2002 as a percentage of total revenue was due to strong software license revenue growth and a lower revenue growth rate in our services organization due to an increased use of third-party implementation partners performing the integration and configuration services in connection with new product sales.

      Maintenance and Service Revenues. Maintenance and service revenues were $34.2 million in 2003, an increase of 104% from $16.8 million in 2002. The increase in maintenance and service revenues was attributable to an increase in integration and configuration services for new customers and, to a lesser extent, increased maintenance fees associated with increased product sales. The decrease in maintenance and service revenues to 48% in 2003 from 63% in 2002 as a percentage of total revenues was, as discussed above, due to increased use of third-party implementation partners performing the integration and configuration services associated with new license sales.

Cost of Revenues and Gross Margin

      Cost of License Revenues. Cost of license revenues were $1.9 million in 2003, an increase of 135% from approximately $814,000 in 2002. The increase was attributable to third-party royalty costs associated with the higher volume of license sales in 2003. As a percentage of license revenues, cost of license revenues was 5% in 2003 compared with 8% in 2002. The lower cost of license revenues as a percentage of license revenues was due to increased sales of products that carry lower third-party royalties, resulting in a lower average royalty cost per license. We expect the cost of license revenues to remain approximately 5% of license revenues in the future.

      Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues were $25.7 million in 2003, an increase of 81% from $14.2 million in 2002. The increase was primarily due to $4.6 million of higher personnel costs associated with increased headcount, $2.7 million in higher fees paid to sub-contractors that we use to supplement our work force and $1.7 million in higher travel expenses relating to the increase in integration and configuration services. As a percentage of maintenance and service revenues, cost of maintenance and service revenues decreased to 75% in 2003 from 85% in 2002. The decrease as a percentage of maintenance and service revenues is attributable to higher utilization rates of service personnel who bill for their services on an hourly basis and fixed overhead costs being applied to a larger amount of revenues. We expect to continue improving our margins on maintenance and service revenues for 2004 but at a growth rate smaller than what was achieved in 2003 compared to 2002.

      Gross Margin. Our gross margin increased to 61% in 2003 from 43% in 2002. The improvement in our gross margin is attributable primarily to the shift in revenue mix to higher margin license revenues, which represented 52% of total revenues for 2003, compared to 37% of total revenues for 2002. To a lesser extent, the improvement was also attributable to the individual improvements in our license margin and our maintenance and service margin discussed above. In the future, we expect our gross margins to fluctuate depending on the mix of license versus maintenance and service revenues recorded.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses were $20.8 million in 2003, an increase of 54% from $13.5 million in 2002. Increases to our sales and marketing headcount led to an increase in personnel expense of $3.1 million. Commission expense increased by $1.6 million due to the higher license and maintenance sales. Marketing program fees increased by $1.6 million due to increased advertising and promotional activities. In addition, sales and marketing travel and other ancillary costs increased by approximately $1.0 million due to the increased headcount of approximately 40 employees. We expect sales and marketing expenses to continue to increase as we expand our sales force and increase marketing activities.

      Research and Development. Research and development expenses were $11.0 million in 2003, a slight decrease compared with $11.1 million in 2002. The lower level of research and development expense in 2003 was primarily attributable to an outsourced development project in 2002 that resulted in higher contractor fees of approximately $406,000 and higher overhead costs of approximately $626,000 in 2002. These decreases were offset by higher personnel expense of approximately $877,000 in 2003 associated with increased headcount of approximately 15 employees. We expect research and development expenses to increase in the future as we increase our spending to enhance the functionality of existing products and introduce new products including development efforts associated with our TruePerformance product, a product initially developed by Cezanne Software. In December 2003, we purchased a perpetual license of the source code for TruePerformance from Cezanne Software for $2.0 million. For a one time fee, this non-exclusive, fully-paid, royalty free source code license gives us the right to copy, create, modify and enhance the product for distribution to our customers. In January 2004, we signed a non-binding letter of intent to have Cezanne perform contract development work on our behalf and at the same time pursue an agreement pursuant to which we would acquire an assembled workforce of approximately 20 TruePerformance software developers from Cezanne Software. As a result, we expect our research and development expenses to increase for the contract development work that will be performed by Cezanne Software prior to the completion of the agreement. Additionally, if the acquisition of the TruePerformance assembled workforce is completed, our research and development expenses will increase further.

      General and Administrative. General and administrative expenses were $6.3 million in 2003, an increase of 25% from $5.1 million in 2002. The increase was primarily attributable to an increase of $1.0 million in personnel expense associated with increased headcount of approximately 10 employees and an increase of approximately $178,000 in professional fees for legal services. We expect general and administrative expenses to continue to increase in the future as we invest in infrastructure to support continued growth and incur additional expenses related to being a public company.

      Stock-based Compensation. Stock-based compensation was $4.6 million in 2003 compared with approximately $424,000 in 2002. Total stock-based compensation expense in 2003 consisted of approximately $952,000 of stock-based compensation recorded in connection with the issuance of Series G Preferred Stock, which upon our initial public offering was converted into 271,800 shares of our common stock, to certain of our executive officers and key employees at a discount to the deemed fair value of such stock for financial accounting purposes and $3.7 million of amortization of deferred stock-based compensation recorded. We expect amortization of stock-based compensation to be approximately $5.8 million in 2004.

Interest Expense and Other Income, Net

      Interest expense was essentially unchanged year over year, totaling approximately $502,000 in 2003 and approximately $582,000 in 2002. Interest expense paid on our line of credit and loans decreased by approximately $280,000 due to lower average outstanding balances in 2003 compared to 2002. This decrease was offset by approximately $200,000 of amortization of loan discounts associated with warrants granted in connection with our credit facility renewed in March 2003.

      Other income, net was approximately $201,000 in 2003, an increase of 47% from approximately $137,000 in 2002. Other income, net consists primarily of interest income on bank and investment balances which increased due to higher average balances outstanding in 2003 compared to 2002.

Provision for Income Taxes

      We recorded a provision for income taxes of approximately $267,000 in 2003. The provision relates to income taxes currently payable on income generated in non-U.S. tax jurisdictions and state and federal income taxes payable due to limits on the amount of net operating losses that may be applied against income generated in 2003 under current tax regulations. In 2002, no provision for income taxes was recorded due to our net loss position and no income was generated in non-U.S. tax jurisdictions. At December 31, 2003, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.

Cumulative Effect of a Change in Accounting Principle

      We recorded a transitional impairment loss of approximately $123,000 in January 2002 upon the adoption of SFAS 142, Goodwill and Other Intangible Assets. The transitional impairment loss was based on an assessment of the implied fair value of goodwill at the time of adoption of SFAS 142. The impairment loss reduced the carrying value of the goodwill we recorded in connection with our acquisition of The Rob Hand Consulting Group in 1999 to zero as of January 1, 2002.

Comparison of the Years Ended December 31, 2002 and 2001

Revenues

      License Revenues. License revenues were $9.8 million in 2002, an increase of 43% from $6.9 million in 2001. The increase in license revenues in 2002 resulted in part from strong license sales in the fourth quarter of 2002 of $3.0 million compared to approximately $345,000 of license revenues in the same period of 2001. We believe our license revenues in 2001 were negatively affected by the general reduction in IT spending in the aftermath of the September 11 terrorist attacks and the overall economic downturn in the United States during 2001. The increase in license revenues as a percentage of total revenues in 2002 was due to the reduced sale of licenses in 2001 resulting from the general reduction in IT spending during that year.

      Maintenance and Service Revenues. Maintenance and service revenues were $16.8 million in 2002, an increase of 5% from $16.0 million in 2001. The absolute dollar increase in 2002 was the result of an increase in integration and configuration projects associated with our increased license revenues.

Cost of Revenues and Gross Margin

      Cost of License Revenues. Cost of license revenues were approximately $814,000 in 2002, an increase of 25% from approximately $650,000 in 2001. The increase in 2002 was primarily attributable to third-party royalty costs on higher license revenues. As a percentage of license revenues, cost of license revenues decreased to 8% in 2002 from 9% in 2001. The lower cost of license revenues as a percentage of revenues for 2002 was due to increased average license values which did not increase unit based royalty costs.

      Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues were $14.2 million, or 85% of maintenance and service revenues, in 2002, an increase of 8% from $13.1 million, or 82% of maintenance and service revenues, in 2001. The increase was due to increased personnel costs of $1.2 million associated with the increase in the number of integration and configuration, training and technical support personnel. In addition, travel and entertainment cost also increased by approximately $460,000. Increases to personnel and travel costs were partially offset by a reduction in contractor fees. The staffing level of internal integration and configuration personnel reduced the need for third-party contractors resulting in a decrease of these expenses by approximately $798,000.

      Gross Margin. Our gross margin increased to 43% in 2002 from 40% in 2001 due to a shift in revenue mix to higher margin license revenues, which represented 37% of total revenues for 2002 compared to 30% for 2001. Increased license revenues contributed $2.8 million to gross margin, which was partially offset by an approximately $376,000 decrease in maintenance and service gross margin.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses were $13.5 million in 2002, an increase of 13% from $12.0 million in 2001. The absolute dollar increase in 2002 was associated with increased commission costs of $1.8 million resulting from increased license sales and increased travel and entertainment costs of approximately $342,000. These increases were partially offset by a decrease in marketing program fees of approximately $442,000 due to cost control measures and a decrease in personnel costs of approximately $200,000 due to a decrease in the marketing headcount and a reduction in average salary expense.

      Research and Development. Research and development expenses were $11.1 million in 2002, an increase of 4% from $10.7 million in 2001. The absolute dollar increase was associated with the increase in contractor fees related to third-party development services of approximately $215,000 and an increase in personnel costs of approximately $162,000 as a result of higher average salaries. The decrease as a percentage of total revenues in 2002 was the result of revenues increasing at a greater rate than research and development costs.

      General and Administrative. General and administrative expenses were $5.1 million in 2002, an increase of 4% from $4.9 million in 2001. The increase was attributable to an increase in outside legal fees of approximately $826,000 associated with litigation expenses. This increase was partially offset by approximately

$332,000 decrease in personnel costs resulting from a decrease in average headcount, approximately $211,000 decrease in goodwill amortization due to our adoption of SFAS 142, Goodwill and Other Intangible Assets, on January 1, 2002, and approximately $98,000 decrease in depreciation and overhead expenses.

      Stock-based Compensation. Stock-based compensation expenses were approximately $424,000 in 2002, a decrease of 77% from $1.9 million in 2001. The decrease was primarily due to the accelerated amortization of previously recorded deferred stock-based compensation from options granted with exercise prices below the deemed fair value of our common stock on the date of grant.

Interest Expense and Other Income, Net

      Interest expense was approximately $582,000 in 2002, a decrease of 36% from approximately $916,000 in 2001. Interest expense in 2001 included approximately $170,000 in interest on our $8.0 million of convertible promissory notes, which were outstanding from September 2000 to March 2001. In addition, interest expense paid on our line of credit and loans decreased approximately $192,000 in 2002 as a result of the continued paydown of outstanding equipment financing loan balances and the replacement of our prior line of credit with a new line of credit at a lower interest rate.

      Other income, net was approximately $137,000 in 2002, a decrease of 59% from approximately $331,000 in 2001. Other income, net consists primarily of interest income on bank balances which decreased approximately $194,000 due to lower average balances outstanding and lower interest rates in 2002 compared to 2001.

Cumulative Effect of a Change in Accounting Principle

      We recorded a transitional impairment loss of approximately $123,000 in January 2002 upon the adoption of SFAS 142, Goodwill and Other Intangible Assets. The transitional impairment loss was based on an assessment of the implied fair value of goodwill at the time of adoption. The impairment loss reduced the carrying value of goodwill we recorded in connection with our acquisition of The Rob Hand Consulting Group in 1999 to zero as of January 1, 2002.

Liquidity and Capital Resources

      From our inception in September 1996 through our initial public offering in November 2003, we funded our operations primarily through the issuance of convertible preferred stock that provided us with aggregate net proceeds of $84.2 million. In November 2003, we realized net proceeds of $72.1 million from the issuance and sale of common stock in our initial public offering.

      Net Cash Provided by/ Used in Operating Activities. Net cash provided by operating activities was $1.5 million in 2003 compared with cash used in operating activities of $8.8 million in 2002 and $18.5 million in 2001. Cash collections were approximately $65.2 million, $31.1 million and $22.5 million in 2003, 2002 and 2001, respectively. The increase over the years reflects the continued growth in acceptance of our products, continued maturation of the EIM market and the general improvement in economic conditions. Net cash expenditures were $63.7 million, $39.9 million and $40.9 million in 2003, 2002 and 2001, respectively. The net cash expenditures consisted primarily of the following: i) payroll related expenditures of $37.1 million, $24.7 million and $23.8 million in 2003, 2002 and 2001, respectively, ii) professional service fees of $6.3 million, $2.9 million and $3.8 million in 2003, 2002 and 2001, respectively, iii) employee travel expense reimbursements of $5.6 million, $3.3 million, and $3.0 million in 2003, 2002 and 2001, respectively, and iv) other cash expenditures of $14.7 million, $9.0 million and $10.4 million in 2003, 2002 and 2001, respectively. The increase in expenditures is primarily due to an increase in headcount to support the growth in our business and an increase in professional services consisting primarily of contracted labor used to supplement our workforce in the consulting organization on a project by project basis.

      Net Cash Used in Investing Activities. Cash used in investing activities was $28.1 million in 2003 compared with $668,000 in 2002 and $456,000 in 2001. Our principal use of cash in investing activities during 2003 was due to net purchases of investments of $23.9 million. Purchases of equipment, software, furniture and leasehold improvements were $2.2 million, $658,000 and $646,000 in 2003, 2002 and 2001, respectively to support the growth in our business. In 2003, we also purchased a perpetual license to software code for $2 million from Cezanne Software which will be amortized over an estimated useful life of five years. Based on our current plans, we expect our capital expenditure requirements in 2004 will be approximately $3.0 million as we continue to invest in infrastructure to support our planned growth.

      Net Cash Provided by Financing Activities. Cash provided by financing activities was $69.9 million in 2003 due primarily to the receipt of net proceeds of $72.1 million from our initial public offering. This increase was offset by net paydowns on our line of credit and long-term debt of $3.5 million. Cash provided by financing activities was $10.3 million in 2002 and $27.7 million in 2001 due primarily to proceeds of $8.9 million and $29.4 million, respectively, from the issuance of preferred stock.

Contractual Obligations and Commitments

      The following table summarizes our contractual cash obligations and commercial commitments (in thousands) at December 31, 2003 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including current maturities	$1,214	$694	$520	$—	$—
Operating leases	11,870	1,984	3,495	3,690	2,701
Unconditional purchase obligations**	1,085	1,085	—	—	—

Total contractual cash obligations	$14,169	$3,763	$4,015	$3,690	$2,701

**	Unconditional purchase obligations represent firm commitments to purchase goods or services that is enforceable and legally binding. Amount does not include routine expenses to be incurred within one to two months in the ordinary course of business.

      In March 2004, we renewed our revolving line of credit that permits borrowings from time to time of up to $10.0 million bearing interest at the prime rate. The revolving line of credit expires in March 2005.

      The revolving line of credit require us to maintain certain financial covenants. We were not in compliance with a financial covenant as of December 31, 2002, but we received a waiver from the lender. As of December 31, 2003, we were in compliance with all covenants. We have no off-balance sheet arrangements, with the exception of operating lease commitments, that have not been recorded in our consolidated financial statements.

      We believe our existing cash balances, credit facilities, and cash anticipated to be provided from operations will be sufficient to meet our anticipated short and long term cash requirements as well as the contractual obligations listed above. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancement to existing products, and the continuing market acceptance of our products.

Factors That Could Affect Future Results

      We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Annual Report on Form 10-K and other public filings.

We have a history of losses, and we cannot assure you that we will sustain profitability.

      We incurred net losses of $19.1 million and $20.8 million for 2002 and 2001. Taking account of the $4.6 million of stock-based compensation, we recorded net income of approximately $835,000 in 2003. We expect to significantly increase our expenses in the near term in order to expand our business. In addition, we expect to amortize an aggregate of $5.8 million in stock-based compensation in 2004. These increased expenses and charges will adversely affect our future operating results and may result in or contribute to net losses in future periods. Our results of operations will be harmed if our revenues do not increase at a rate equal to or greater than increases in our expenses. As a result, we cannot assure you that we will be able to sustain profitability on a quarterly or annual basis.

Our quarterly revenues and operating results can be difficult to predict and can fluctuate substantially, which may harm our results of operations.

      Our revenues, particularly our license revenues, are difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

•	Competitive conditions in our industry, including new products, product announcements and special pricing offered by our competitors;

•	varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenues;

•	the discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our ability to timely complete our service obligations related to product sales;

•	general weakening of the economy resulting in a decrease in the overall demand for computer software and services;

•	the utilization rate of our professional services personnel and the degree to which we use third-party consulting services;

•	changes in our pricing policies;

•	timing of product development and new product initiatives;

•	our ability to hire, train and retain sufficient sales and professional services staff; and

•	changes in the mix of revenues attributable to higher-margin product license revenues as opposed to substantially lower-margin service revenues.

      In addition, we make assumptions and estimates as to the timing and amount of future revenues in budgeting our future operating costs and capital expenditures. Specifically, our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of such transactions. We aggregate these estimates periodically to generate our sales forecasts and then evaluate the forecasts to identify trends in our business. Because our costs are relatively fixed in the short term and a substantial portion of our license revenue contracts are completed in the latter part of a quarter, we may be unable to reduce our expenses to avoid or minimize the negative impact on our quarterly results of operations if our estimates prove inaccurate and our anticipated revenues are not realized. As a result, our quarterly results of operations could be worse than anticipated, which could adversely affect our stock price.

Our quarterly license revenues are dependent on a relatively small number of transactions involving sales of our products to new customers, and any delay or failure in closing one or more of these transactions could adversely affect our results of operations.

      Our quarterly license revenues are dependent upon a relatively small number of transactions involving sales of our products to new customers, and to date recurring license revenues from existing customers have not comprised a substantial part of our revenues. As such, even minor variations in the rate and timing of conversion of our sales prospects into revenues could result in our failure to meet revenue objectives in future periods. In addition, based upon the terms of our customer contracts, we recognize the bulk of our license revenues for a given sale either at the time we enter into the agreement and deliver the product, or over the period in which we perform any services that are essential to the functionality of the product. Unexpected changes in contractual terms late in the negotiation process or changes in the mix of contracts we enter into could therefore materially and adversely affect our license revenues in a quarter. Delays or reductions in the amount of customers’ purchases would adversely affect our revenues, results of operations and financial condition and could cause our stock price to decline.

Our products have long sales cycles, which make it difficult to plan our expenses and forecast our results.

      The sales cycles for our products are generally between six and nine months for the majority of our sales, and in some cases can be a year or longer. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan our expenditures accordingly. The period between our initial contact with a potential customer and its purchase of our products and services is relatively long due to several factors, including:

•	The complex nature of our products;

•	the need to educate potential customers about the uses and benefits of our products;

•	the requirement that a potential customer invest significant resources in connection with the purchase and implementation of our products;

•	budget cycles of our potential customers that affect the timing of purchases;

•	customer requirements for competitive evaluation and internal approval before purchasing our products;

•	potential delays of purchases due to announcements or planned introductions of new products by us or our competitors; and

•	the lengthy approval processes of our potential customers, many of which are large organizations.

      The delay or failure to complete sales in a particular quarter would reduce our revenues in that quarter, as well as any subsequent quarters over which revenues for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues. If we were to experience a delay on a large order, it could harm our ability to meet our forecasts for a given quarter.

Managing large-scale deployments of our products requires substantial technical implementation and support by us or third-party service providers. Failure to meet these requirements could cause a decline or delay in recognition of our revenues and an increase in our expenses.

      Our customers may require large, enterprise-wide deployments of our products, which require a substantial degree of technical implementation and support. It may be difficult for us to manage the timeliness of these deployments and the allocation of personnel and resources by us or our customers. Failure to successfully manage this process could harm our reputation and cause us to lose existing customers, face potential customer disputes or limit the number of new customers that purchase our products, which could adversely affect our revenues and increase our technical support and litigation costs.

      Our software license customers have the option to receive implementation, maintenance, training and consulting services from our internal professional services organization or from outside consulting organizations. If we are unable to expand our internal professional services organization to keep pace with sales, we will be required to increase our use of third-party service providers to help meet our implementation and service obligations. If we require a greater number of third-party service providers than we currently have available, we will be required to negotiate additional arrangements, which may result in lower gross margins for maintenance or service revenues.

      If a customer selects a third-party implementation service provider and such implementation services are not provided successfully and in a timely manner, our customers may experience increased costs and errors, which may result in customer dissatisfaction and costly remediation and litigation, any of which could adversely impact our operating results and financial condition.

Our success depends upon our ability to develop new products and enhance our existing products. Failure to successfully introduce new or enhanced products to the market may adversely affect our operating results.

      The enterprise application software market is characterized by:

•	Rapid technological advances in hardware and software development;

•	evolving standards in computer hardware, software technology and communications infrastructure;

•	changing customer needs; and

•	frequent new product introductions and enhancements.

      To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve existing products and we must also continue to introduce new products and services. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to successfully develop new products or enhance and improve our existing products or if we fail to position and/or price our products to meet market demand, our business and operating results will be adversely affected.

A substantial majority of our revenues are derived from TrueComp and related products and services and a decline in sales of these products and services could adversely affect our operating results and financial condition.

      We derive a substantial majority of our revenues from TrueComp and related products and services, and revenues from these products and services are expected to continue to account for a substantial majority of our revenues for the foreseeable future. Because we generally sell licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase maintenance contracts, our future license revenues are substantially dependent on sales to new customers. In addition, substantially all of our TrueInformation product sales have historically been made in connection with TrueComp sales. As a result of these factors, we are particularly vulnerable to fluctuations in demand for TrueComp. Accordingly, if demand for TrueComp and related products and services declines significantly, our business and operating results would be adversely affected.

Errors in our products could affect our reputation, result in significant costs to us and impair our ability to sell our products.

      Our products are complex and, accordingly, they may contain errors, or “bugs,” that could be detected at any point in their product life cycle. Errors in our products could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our products in the future. Customers relying on our products to calculate and pay incentive compensation may have a greater sensitivity to product errors and security vulnerabilities than customers for software products in general. The costs incurred in correcting any product errors may be substantial and would adversely affect our operating margins. While we plan to continually test our products for errors and work with customers through our customer support services organization to identify and correct bugs, errors in our products may be found in the future.

      Because our customers depend on our software for their critical business functions, any interruptions could result in:

•	Lost or delayed market acceptance and sales of our products;

•	product liability suits against us;

•	lost sales revenues;

•	diversion of development resources;

•	injury to our reputation; and

•	increased service and warranty costs.

      While our software license agreements typically contain limitations and disclaimers that purport to limit our liability for damages for errors in our software, such limitations and disclaimers may not be enforced by a court or other tribunal or otherwise effectively protect us from such claims.

If we do not compete effectively with companies selling EIM software, our revenues may not grow and could decline.

      We have experienced, and expect to continue to experience, intense competition from a number of software companies. We compete principally with vendors of EIM software, such as Centive, Motiva (which was acquired by Siebel Systems) and Synygy, vendors of enterprise resource planning software, such as Oracle, PeopleSoft and SAP, and vendors of customer relationship management software, such as Siebel Systems. Our competitors may announce new products, services or enhancements that better meet the needs of customers or changing industry standards. Increased competition may cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

      Many of our enterprise resource planning competitors and potential competitors have significantly greater financial, technical, marketing, service and other resources than we have. Many of these companies also have a larger installed base of users, have longer operating histories or have greater name recognition than we have. Some of our competitors’ products may be more effective than our products at performing particular EIM system functions or may be more customized for particular customer needs in a given market. Even if our competitors provide products with more limited EIM system functionality than our products, these products may incorporate other capabilities, such as recording and accounting for transactions, customer orders or inventory management data. A product that performs these functions, as well as some of the functions of our software solutions, may be appealing to some customers because it would reduce the number of different types of software used to run their business. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.

      Our products must be integrated with software provided by a number of our existing or potential competitors. These competitors could alter their products in ways that inhibit integration with our products, or they could deny or delay access by us to advance software releases, which would restrict our ability to adapt our products to facilitate integration with these new releases and could result in lost sales opportunities.

If we are required to change our pricing models to compete successfully, our margins and operating results will be adversely affected.

      The intensely competitive market in which we do business may require us to reduce our prices. If our competitors offer deep discounts on certain products or services in an effort to recapture or gain market share or to sell other software or hardware products, we may be required to lower prices or offer other favorable terms to compete successfully. Any such changes would be likely to reduce our margins and could adversely affect our operating results. Some of our competitors may bundle software products that compete with ours for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, limit the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced revenues resulting from lower prices would adversely affect our margins and operating results.

Potential customers that outsource their technology projects offshore may come to expect lower rates for professional services than we are able to provide profitably, which could impair our ability to win customers and achieve profitability.

      Many of our potential customers have begun to outsource technology projects offshore to take advantage of lower labor costs, and we believe that this trend will continue. Due to the lower labor costs in some countries, these customers may demand lower hourly rates for the professional services we provide, which may erode our margins for our maintenance and service revenues or result in lost business.

Our maintenance and service revenues produce substantially lower gross margins than our license revenues, and an increase in service revenues relative to license revenues would harm our overall gross margins.

      Our maintenance and service revenues, which include fees for consulting, implementation, maintenance and training, were 48% of our revenues for 2003 and 63% of our revenues for 2002. Our maintenance and service revenues have substantially lower gross margins than our license revenues. An increase in the percentage of total revenues represented by maintenance and service revenues would adversely affect our overall gross margins.

      Maintenance and service revenues as a percentage of total revenues have varied significantly from quarter to quarter due to fluctuations in licensing revenues, economic changes, change in the average selling prices for our products and services, our customers’ acceptance of our products and our sales force execution. In addition, the volume and profitability of services can depend in large part upon:

•	Competitive pricing pressure on the rates that we can charge for our professional services;

•	the complexity of the customers’ information technology environment;

•	the resources directed by customers to their implementation projects; and

•	the extent to which outside consulting organizations provide services directly to customers.

      Any erosion of our margins for our maintenance and service revenues, or any adverse changes in the mix of our license versus maintenance and service revenues would adversely affect our operating results.

We will not be able to maintain our sales growth if we do not attract, train or retain qualified sales personnel.

      We depend on our direct sales force for most of our sales and have made significant expenditures in recent years to expand our sales force. Our future success will depend in part upon the continued expansion and increased productivity of our sales force. To the extent we experience attrition in our direct sales force, we will need to hire replacements. We face intense competition for sales personnel in the software industry, and we cannot be sure that we will be successful in hiring, training or retaining these personnel in accordance with our plans. Even if we hire and train a sufficient number of sales personnel, we cannot be sure that we will generate enough additional revenues to exceed the cost of the new personnel. If we fail to successfully maintain and expand our sales force, our future sales will be adversely affected.

We may lose sales opportunities and our business may be harmed if we do not successfully develop and maintain strategic relationships to implement and sell our products.

      We have relationships with third-party consulting firms, systems integrators and software vendors. These third parties may provide us with customer referrals, cooperate with us in marketing our products and provide our customers with systems implementation services or overall program management. However, we do not have formal agreements governing our ongoing relationship with certain of these third-party providers and the agreements we do have generally do not include obligations with respect to generating sales opportunities or cooperating on future business. Should any of these third parties go out of business or choose not to work with us, we may be forced to increase the development of those capabilities internally, incurring significant expense and adversely affecting our operating margins. Any of our third-party providers may offer products of other companies, including products that compete with our products. We could lose sales opportunities if we fail to work effectively with these parties or they choose not to work with us.

Acquisitions and investments present many risks, and we may not realize the anticipated financial and strategic goals for any such transactions.

      We have announced that we plan to acquire a part of the development team of Cezanne Software in order to continue the development of our TruePerformance product. In addition, we may in the future acquire or make investments in other complementary companies, products, services and technologies. Such acquisitions and investments involve a number of risks, including:

•	We may find that the acquired company or assets do not further our business strategy, or that we overpaid for the company or assets, or that economic conditions change, all of which may generate a future impairment charge;

•	we may have difficulty integrating the operations and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	we may have difficulty incorporating the acquired technologies or products with our existing product lines;

•	there may be customer confusion where our products overlap with those of the acquired company;

•	we may have product liability associated with the sale of the acquired company’s products;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	the acquisition may result in litigation from terminated employees or third-parties; and

•	we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.

      These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as out-of-pocket costs.

      The consideration paid in connection with an investment or acquisition also affects our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs (such as of acquired in-process research and development costs)

and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

For our business to succeed, we need to attract, train and retain qualified employees and manage our employee base effectively. Failure to do so may adversely affect our operating results.

      Our success depends on our ability to hire, train and retain qualified employees and to manage our employee base effectively. Competition for qualified personnel is intense, particularly in the San Francisco Bay area where our headquarters is located, and the high cost of living increases our recruiting and compensation costs. We cannot assure you that we will be successful in hiring, training or retaining qualified personnel. If we are unable to do so, our business and operating results will be adversely affected.

We have recently experienced changes in our senior management team and the loss of key personnel or any inability of these personnel to perform in their new roles could adversely affect our business.

      In September 2002, we hired Ronald J. Fior as our Chief Financial Officer. In June 2003, we hired Bertram W. Rankin as our Senior Vice President of Worldwide Marketing. Prior to joining Callidus, Mr. Fior served as Chief Financial Officer of Remedy Corporation from 1998 until its acquisition by Peregrine Systems in 2001. As a result of Peregrine’s subsequent financial restatements and bankruptcy case, Mr. Fior and the former officers and directors of Remedy have become involved in litigation both as plaintiffs against the former board and management of Peregrine for fraud and as defendants against former Remedy stockholders in relation to the sale of Remedy to Peregrine. While these cases do not allege any impropriety with respect to Remedy’s financial statements and Mr. Fior believes the litigation pending against him is without merit, these matters could nonetheless require significant amounts of Mr. Fior’s attention, which could distract him from his responsibilities with Callidus.

      In addition, we continue to recruit senior management personnel to support our growing operations. Our success will depend to a significant extent on our ability to assimilate these changes in our leadership team and to retain the services of our executive officers, including Reed D. Taussig, our President and Chief Executive Officer, and our other key employees. If we lose the services of one or more of our executives or key employees, if we fail to successfully assimilate our recent changes in our management team or if one or more of our executives or key employees decides to join a competitor or otherwise compete directly or indirectly with us, this could harm our business and could affect our ability to successfully implement our business plan.

If we fail to adequately protect our proprietary rights and intellectual property, we may lose valuable assets, experience reduced revenues and incur costly litigation to protect our rights.

      We rely on a combination of copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent that we engage in international activities, our exposure to unauthorized copying and use of our products and proprietary information will increase.

      We enter into confidentiality or license agreements with our employees and consultants and with the customers and corporations with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business.

Our results of operations may be adversely affected if we are subject to a protracted infringement claim or one that results in a significant damage award.

      From time to time, we receive claims that our products or business infringe or misappropriate the intellectual property of third parties. Our competitors or other third parties may challenge the validity or scope of our intellectual property rights. We believe that software developers will be increasingly subject to claims of infringement as the functionality of products in our market overlaps. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

•	Require costly litigation to resolve;

•	absorb significant management time;

•	cause us to enter into unfavorable royalty or license agreements;

•	require us to discontinue the sale of our products;

•	require us to indemnify our customers or third-party systems integrators; or

•	require us to expend additional development resources to redesign our products.

      We may also be required to indemnify our customers and third-party systems integrators for third-party products that are incorporated into our products and that infringe the intellectual property rights of others. Although many of these third parties are obligated to indemnify us if their products infringe the rights of others, this indemnification may not be adequate.

      In addition, from time to time there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. We use a limited amount of open source software in our products and may use more open source software in the future. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Any of this litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition or require us to devote additional research and development resources to change our products.

We depend on technology of third parties licensed to us for our TruePerformance product, our rules engine and the analytics and web viewer functionality for our products and the loss or inability to maintain these licenses or errors in such software could result in increased costs or delayed sales of our products.

      We license technology from several software providers for our TruePerformance product, our rules engine, analytics and web viewer. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. Some of the products we license from third parties could be difficult to replace, and implementing new software with our products could require six months or more of design and engineering work. The loss of any of these technology licenses could result in delays in the license of our products until equivalent technology, if available, is developed or identified, licensed and integrated. In addition, our products depend upon the successful operation of third-party products in conjunction with our products, and therefore any undetected errors in these products could prevent the implementation or impair the functionality of our products, delay new product introductions and/or injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which could result in higher royalty payments and a loss of product differentiation.

Our revenues might be harmed by resistance to adoption of our software by information technology departments.

      Some potential customers may have already made a substantial investment in other third-party or internally developed software designed to model, administer, analyze and report on pay-for-performance programs. These companies may be reluctant to abandon these investments in favor of our software. In addition, information technology departments of potential customers may resist purchasing our software solutions for a variety of other reasons, particularly the potential displacement of their historical role in creating and running software and concerns that packaged software products are not sufficiently customizable for their enterprises. If the market for our products does not grow for any of these reasons, our revenues may be harmed.

Our inability to manage growth could affect our business adversely and harm our ability to sustain profitability.

      To support our growth plans, we need to expand our existing management, operational, financial, human resources, customer service and management information systems and controls. This expansion will require significant capital expenditures and may divert our financial resources from other projects such as the development of new products or product upgrades. We may be unable to expand these systems and to manage our growth successfully, and this inability would adversely affect our business.

Mergers of or other strategic transactions by our competitors could weaken our competitive position or reduce our revenues.

      If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Siebel Systems recently announced that it acquired Motiva, which may result in substantial new investment by Siebel Systems in products that compete with ours. Our competitors may also establish or strengthen cooperative relationships with our current or future systems integrators, third-party compensation consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our software. Disruptions in our business caused by these events could reduce our revenues.

If we are required or elect to account for employee stock option and employee stock purchase plans using the fair value method, it could significantly increase our net loss and net loss per share.

      There has been ongoing public debate about whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such compensation. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method, we could have significant additional compensation expense. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair value at the grant date or for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method. See Notes 1 and 6 of our consolidated financial statements and our discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies and Use of Estimates” for a more detailed presentation of our accounting for stock-based compensation.

We may expand our international operations but do not have substantial experience in international markets, and may not achieve the expected results.

      We have announced that we plan to acquire part of the development team of Cezanne Software, located in Bari, Italy, in order to enhance our TruePerformance product. We may in the future also further expand our international operations. Any international expansion would require substantial financial resources and a significant amount of attention from our management. International operations involve a variety of risks, particularly:

•	Unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

•	differing ability to protect our intellectual property rights;

•	differing labor regulations;

•	greater difficulty in supporting and localizing our products;

•	changes in a specific country’s or region’s political or economic conditions;

•	greater difficulty in establishing, staffing and managing foreign operations; and

•	fluctuating exchange rates.

      We have limited experience in marketing, selling and supporting our products and services abroad. If we invest substantial time and resources in order to grow our international operations and are unable to do so successfully and in a timely manner, our business and operating results could be seriously harmed.

Natural disasters or other incidents may disrupt our business.

      Our business communications, infrastructure and facilities are vulnerable to damage from human error, physical or electronic security breaches, power loss and other utility failures, fire, earthquake, flood, sabotage, vandalism and similar events. Although the source code for our software products is held by escrow agents outside of the San Francisco Bay area, our internal-use software and back-up are both located in the San Francisco Bay area. If a natural or man-made disaster were to hit this area, we may lose all of our internal-use software data. Despite precautions, a natural disaster or other incident could result in interruptions in our service or significant damage to our infrastructure. In addition, failure of any of our telecommunications providers could result in interruptions in our services and disruption of our business operations. Any of the foregoing could impact our provision of services and fulfillment of product orders, and our ability to process product orders and invoices and otherwise timely conduct our business operations.

Our current officers, directors and entities affiliated with us may be able to exercise control over matters requiring stockholder approval.

      Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of December 31, 2003. As a result, if some of these persons or entities act together, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours.

A substantial number of shares are eligible for sale or will be in the near future, which could cause our common stock price to decline significantly.

      Substantially all of our existing stockholders prior to our initial public offering are subject to lock-up agreements with the underwriters that restrict their ability to transfer their stock for 180 days from November 19, 2003. After the lock-up agreements expire, an aggregate of approximately 18.2 million additional shares will be eligible for sale in the public market, subject in most cases to the limitations of either Rule 144 or Rule 701 under the Securities Act. In addition, Citigroup, on behalf of the underwriters, may in its sole discretion, at any time without notice, release all or any portion of the shares subject to the lock-up agreements, which would result in more shares being available for sale in the public market at earlier dates. Sales of common stock by existing stockholders in the public market, the availability of these shares for sale, our issuance of securities or the perception that any of these events might occur could materially and adversely affect the market price of our common stock.

Our stock price is likely to remain volatile.

      The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	Our operating performance and the performance of other similar companies;

•	developments with respect to intellectual property rights;

•	publication of research reports about us or our industry by securities analysts;

•	speculation in the press or investment community;

•	terrorist acts; and

•	announcements by us or our competitors of significant contracts, results of operations, projections, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments.

We may need to raise additional capital, which may not be available.

      We expect that the net proceeds from our initial public offering, together with our other capital resources, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to:

•	Develop enhancements and additional features for our products;

•	develop new products and services;

•	hire, train and retain employees;

•	enhance our infrastructure;

•	respond to competitive pressures or unanticipated requirements;

•	pursue international expansion;

•	pursue acquisition opportunities; or

•	continue to fund our operations.

      If any of the foregoing consequences occur, our stock price may fall and you may lose some or all of your investment.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company.

      Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms, which means that replacing a majority of our directors would require at least two annual meetings. The acquirer would also be required to provide advance notice of its proposal to replace directors at any annual meeting, and would not be able to cumulate votes at a meeting, which would require the acquirer to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.

      Our board of directors also has the ability to issue preferred stock that could significantly dilute the ownership of a hostile acquirer. In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

      Our board of directors could choose not to negotiate with an acquirer that it did not believe was in our strategic interests. If an acquirer is discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by these or other measures, you could lose the opportunity to sell your shares at a favorable price.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

      Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. We do not hold or issue financial instruments for trading purposes.

      Interest Rate Risk. We invest our cash in a variety of financial instruments, consisting primarily of investments in money market accounts, high quality corporate debt obligations or United States government obligations. Our investments are made in accordance with an investment policy approved by our Board of Directors. All of our investments are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets.

      Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities, that typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At December 31, 2003, the average maturity of our investments was six months and all investment securities had maturities of less than twenty-four months. The following table presents certain information about our financial instruments at December 31, 2003 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity

	1 Year	More than	Principal	Fair
	or Less	1 Year	Amount	Value

Available-for-sales securities	$44,467	$20,769	$65,236	$65,259
Weighted average interest rate	1.23%	2.15%

      Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. In March 2004, we renewed our revolving line of credit for borrowings up to $10.0 million and outstanding term loans with variable interest rates totaling $1.1 million. The revolving line of credit and term loans bear a variable interest rate based on the lender’s prime rate and prime rate plus 0.50%, respectively. The risk associated with fluctuating interest expense is limited to these debt instruments. Due to our low amount of debt as of December 31, 2003, we do not believe that any change in the prime rate would have a significant impact on our interest expense.

      Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, German and Australian operations, are generally denominated in United States dollars. For the year ended December 31, 2003, we earned approximately 9% of our revenue from our international operations. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. We expect to continue to do a majority of our business in United States dollars. We have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

Item 8.	Financial Statements and Supplementary Data

      The response to this item is submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and designed to ensure that material information related to us and our consolidated subsidiaries would be made known to them by others within these entities.

PART III

      Certain information required by Part III of Form 10-K is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our annual meeting of stockholders, currently scheduled for May 27, 2004, and the information included in the proxy statement shall be incorporated herein by reference when it is filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Consolidated financial statements, consolidated financial statements schedule and exhibits

1. Consolidated financial statements. The consolidated financial statements as listed in the accompanying “Index to Consolidated Financial Information” are filed as part of this Annual Report on Form 10-K.

2. All schedules not listed in the accompanying index have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

3. Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

      (b) Reports on Form 8K

No reports on Form 8-K were filed during the fourth quarter of 2003.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation**
3.2	Amended and Restated By-Laws**
4.1	Specimen Stock Certificate***
4.2	Amended and Restated Registration and Information Rights Agreement dated as of December 24, 2002**
10.1	OEM Partner Agreement with Cezanne Software, Inc. effective July 31, 2002****†
10.2	Amendment to OEM Partner Agreement with Cezanne Software, Inc. dated December 18, 2002****†
10.3	Loan and Security Agreement with Silicon Valley Bank dated September 26, 2002**
10.4	Loan Modification Agreement with Silicon Valley Bank dated March 27, 2003**
10.5	Lease Agreement between W9/PHC II San Jose, L.L.C. and Callidus Software Inc.**
10.6	1997 Stock Option Plan**
10.7	2003 Stock Incentive Plan**
10.8	2003 Employee Stock Purchase Plan**
10.09	Form of Change of Control Agreement with Messrs. Taussig, C. Cabrera, Welch, Rankin, Warfield, Fior, Tidd, Braun and James entered into between October 1998 and June 2003**
10.10	Form of Change of Control Agreement with Messrs. Warfield, Welch, Taussig, Rankin, C. Cabrera, Fior, Braun, Eickhoff, James, Opdendyk and Spreng entered into in September and November 2003**
10.11	Form of Indemnification Agreement**
10.12	Severance Agreement with Robert W. Warfield dated November 15, 2001**
10.13	Severance Agreement with Bertram W. Rankin dated May 10, 2003**
10.14	Severance Agreement with Ronald J. Fior dated August 30, 2002**
10.17	Note and Security Agreement from Reed D. Taussig dated January 7, 1998**
10.18	Non-Plan Option Agreement with Reed D. Taussig**
10.19	Stock Option Agreement with Robert W. Warfield**
10.20	Employment Agreement with Reed D. Taussig***
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Auditors
31.1	302 Certifications
32.1	906 Certification

**	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-109059) on September 23, 2003, which the Securities and Exchange Commission declared effective on November 19, 2003.
***	Incorporated by reference to exhibits of the same number filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109059) on November 7, 2003.
****	Incorporated by reference to exhibits of the same number filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109059) on October 20, 2003.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused report to be signed on its behalf by the undersigned thereunto duly authorized on March 11, 2004.

CALLIDUS SOFTWARE INC.

By:	/s/ RONALD J. FIOR

Ronald J. Fior
Chief Financial Officer,
Vice President, Finance

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REED D. TAUSSIG Reed D. Taussig	President, Chief Executive Officer and Chairman of the Board of Directors	March 11, 2004

/s/ RONALD J. FIOR Ronald J. Fior	Vice President, Finance and Chief Financial Officer (Principal Accounting Officer)	March 11, 2004

/s/ MICHAEL A. BRAUN Michael A. Braun	Director	March 10, 2004

/s/ JOHN R. EICKHOFF John R. Eickhoff	Director	March 11, 2004

/s/ GEORGE JAMES George James	Director	March 11, 2004

/s/ TERRY L. OPDENDYK Terry L. Opdendyk	Director	March 11, 2004

/s/ R. DAVID SPRENG R. David Spreng	Director	March 11, 2004

CALLIDUS SOFTWARE INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Callidus Software Inc.

      We have audited the accompanying consolidated balance sheets of Callidus Software Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callidus Software Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Mountain View, California

January 23, 2004

CALLIDUS SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$56,330	$12,833
Short-term investments	3,141	—
Accounts receivable, net of allowances of $834 in 2003 and $281 in 2002	14,850	4,395
Prepaids and other current assets	1,511	674

Total current assets	75,832	17,902
Long-term investments	20,795	—
Property and equipment, net	2,721	2,016
Intangible asset	2,000	—
Deposits and other assets	851	777

Total assets	$102,199	$20,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$—	$2,765
Current portion of long-term debt	694	883
Accounts payable	3,504	1,978
Accrued payroll and related expenses	3,638	2,258
Accrued expenses	3,542	3,116
Deferred revenue	7,930	6,252

Total current liabilities	19,308	17,252
Long-term debt, less current portion	520	986
Deferred rent	180	88
Long-term deferred revenue	693	276

Total liabilities	20,701	18,602

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000 and 31,928 shares authorized, respectively; none and 29,926 shares issued and outstanding, respectively; aggregate liquidation value of $132,586 as of December 31, 2002	—	30
Common stock. $0.001 par value; 100,000 shares authorized; 23,961 and 1,400 shares issued and outstanding, respectively	24	2
Additional paid-in capital	184,343	96,935
Deferred stock-based compensation	(9,328)	(90)
Notes receivable from stockholders	(83)	(238)
Accumulated other comprehensive income	288	35
Accumulated deficit	(93,746)	(94,581)

Total stockholders’ equity	81,498	2,093

Total liabilities and stockholders’ equity	$102,199	$20,695

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenues:
License revenues	$37,526	$9,820	$6,860
Maintenance and service revenues	34,208	16,766	16,033

Total revenues	71,734	26,586	22,893
Cost of revenues:
License revenues	1,909	814	650
Maintenance and service revenues	25,746	14,212	13,103

Total cost of revenues	27,655	15,026	13,753

Gross profit	44,079	11,560	9,140

Operating expenses:
Sales and marketing	20,813	13,527	12,003
Research and development	10,963	11,118	10,659
General and administrative	6,323	5,053	4,859
Stock-based compensation(1)	4,577	424	1,878

Total operating expenses	42,676	30,122	29,399

Operating income (loss)	1,403	(18,562)	(20,259)
Interest expense	(502)	(582)	(916)
Other income, net	201	137	331

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	1,102	(19,007)	(20,844)
Provision for income taxes	267	—	—

Income (loss) before cumulative effect of change in accounting principle	835	(19,007)	(20,844)
Cumulative effect of change in accounting principle	—	(123)	—

Net income (loss)	$835	$(19,130)	$(20,844)

Basic net income (loss) per share attributable to common stockholders (Note 1)	$0.06	$(13.98)	$(17.24)

Diluted net income (loss) per share	$0.04	$(13.98)	$(17.24)

Shares used in basic per share computation	4,003	1,368	1,286

Shares used in diluted per share computation	21,294	1,368	1,286

(1) Stock-based compensation consists of:
Cost of maintenance and service revenues	$852	$95	$309
Sales and marketing	1,444	73	726
Research and development	1,148	119	399
General and administrative	1,133	137	444

Total stock-based compensation	$4,577	$424	$1,878

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2003, 2002 and 2001

	Convertible						Notes
	preferred stock		Common stock		Additional	Deferred	receivable
					paid-in	stock-based	from
	Shares	Amount	Shares	Amount	Capital	compensation	stockholders

	(In thousands, except per share information)
Balances as of December 31, 2000	11,713	$12	1,482	$2	$50,193	$(3,031)	$(835)
Issuance of Series F preferred stock, net of issuance costs of $451	7,595	7	—	—	29,397	—	—
Conversion of notes and accrued interest to Series F preferred stock and common stock warrants	2,121	2	—	—	8,230	—	—
Exercise of stock options	—	—	17	—	27	—	—
Repayment on notes receivable and repurchase of restricted stock	—	—	(146)	—	(558)	—	597
Cancellation of unvested stock options	—	—	—	—	(532)	266	—
Amortization of stock-based compensation	—	—	—	—	—	2,144	—
Issuance of stock options and warrants to nonemployees	—	—	—	—	259	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balances as of December 31, 2001	21,429	21	1,353	2	87,016	(621)	(238)
Issuance of Series F preferred stock, net of issuance costs of $42	497	1	—	—	1,907	—	—
Issuance of Series G preferred stock, net of issuance costs of $65	7,095	7	—	—	7,023	—	—
Conversion of notes and accrued interest to Series G preferred stock	905	1	—	—	904	—	—
Exercise of stock options	—	—	47	—	29	—	—
Cancellation of unvested stock options	—	—	—	—	(107)	23	—
Amortization of stock-based compensation	—	—	—	—	—	508	—
Issuance of stock options and warrants to nonemployees	—	—	—	—	163	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balances as of December 31, 2002	29,926	30	1,400	2	96,935	(90)	(238)
Issuance of Series G preferred stock	453	—	—	—	1,405	—	—
Issuance of common stock for cash at $14 per share in initial public offering, net of $2,772 of issuance costs	—	—	5,750	5	72,087	—	—
Conversion of preferred stock to common stock upon completion of initial public offering	(30,379)	(30)	15,932	16	14	—	—
Cashless conversion of common stock warrants upon completion of initial public offering	—	—	320	—	—	—	—
Exercise of warrants	—	—	306	—	511	—	—
Exercise of stock options	—	—	253	1	257	—	—
Repayment on notes receivable	—	—	—	—	—	—	155
Deferred stock-based compensation	—	—	—	—	13,111	(13,111)	—
Cancellation of unvested stock options	—	—	—	—	(248)	178	—
Amortization of stock-based compensation	—	—	—	—	—	3,695	—
Issuance of stock options and warrants to nonemployees	—	—	—	—	271	—	—
Unrealized gain on investments	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—

Balance as of December 31, 2003	—	$—	23,961	$24	$184,343	$(9,328)	$(83)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	other		Total
	comprehensive	Accumulated	stockholders’	Comprehensive
	income (loss)	Deficit	equity (deficit)	Income (loss)

	(In thousands, except per share information)
Balances as of December 31, 2000	$(13)	$(54,607)	$(8,279)
Issuance of Series F preferred stock, net of issuance costs of $451	—	—	29,404
Conversion of notes and accrued interest to Series F preferred stock and common stock warrants	—	—	8,232
Exercise of stock options	—	—	27
Repayment on notes receivable and repurchase of restricted stock	—	—	39
Cancellation of unvested stock options	—	—	(266)
Amortization of stock-based compensation	—	—	2,144
Issuance of stock options and warrants to nonemployees	—	—	259
Cumulative translation adjustment	(26)	—	(26)	$(26)
Net loss	—	(20,844)	(20,844)	(20,844)

Balances as of December 31, 2001	(39)	(75,451)	10,690	$(20,870)

Issuance of Series F preferred stock, net of issuance costs of $42	—	—	1,908
Issuance of Series G preferred stock, net of issuance costs of $65	—	—	7,030
Conversion of notes and accrued interest to Series G preferred stock	—	—	905
Exercise of stock options	—	—	29
Cancellation of unvested stock options	—	—	(84)
Amortization of stock-based compensation	—	—	508
Issuance of stock options and warrants to nonemployees	—	—	163
Cumulative translation adjustment	74	—	74	$74
Net loss	—	(19,130)	(19,130)	(19,130)

Balances as of December 31, 2002	35	(94,581)	2,093	$(19,056)

Issuance of Series G preferred stock	—	—	1,405
Issuance of common stock for cash at $14 per share in initial public offering, net of $2,772 of issuance costs	—	—	72,092
Conversion of preferred stock to common stock upon completion of initial public offering	—	—	—
Cashless conversion of common stock warrants upon completion of initial public offering	—	—	—
Exercise of warrants	—	—	511
Exercise of stock options	—	—	258
Repayment on notes receivable	—	—	155
Deferred stock-based compensation	—	—	—
Cancellation of unvested stock options	—	—	(70)
Amortization of stock-based compensation	—	—	3,695
Issuance of stock options and warrants to nonemployees	—	—	271
Unrealized gain on investments	23	—	23	$23
Cumulative translation adjustment	230	—	230	230
Net income	—	835	835	835

Balance as of December 31, 2003	$288	$(93,746)	$81,498	$1,088

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$835	$(19,130)	$(20,844)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,459	2,026	2,397
Provision for doubtful accounts and sales returns	1,794	411	(35)
Stock-based compensation	4,577	424	1,878
Non-cash expenses associated with nonemployee options and warrants	334	106	364
Cumulative effect of change in accounting principle	—	123	—
Accrued interest on convertible notes payable	—	5	233
Changes in operating assets and liabilities:
Accounts receivable	(12,049)	(1,930)	1,411
Prepaids and other current assets	(773)	45	253
Accounts payable	1,513	687	(1,218)
Accrued payroll and related expenses	1,354	1,588	(208)
Accrued expenses	466	1,920	(263)
Deferred revenue	1,991	4,878	(2,432)

Net cash provided by (used in) operating activities	1,501	(8,847)	(18,464)

Cash flows from investing activities:
Purchase of investments	(31,413)	—	—
Proceeds from maturities and sales of investments	7,500	—	—
Purchases of property and equipment	(2,161)	(657)	(646)
Purchase of intangible asset	(2,000)	—	—
(Increase) decrease in deposits	(69)	(11)	190

Net cash used in investing activities	(28,143)	(668)	(456)

Cash flows from financing activities:
Borrowings on subordinated convertible notes payable	—	1,900	—
Repayments of subordinated convertible notes payable	—	(1,000)	—
Borrowings on bank line of credit	15,858	16,517	1,713
Repayments of bank line of credit	(18,746)	(15,552)	(2,501)
Borrowings on long-term debt	289	1,500	447
Repayments of long-term debt	(944)	(2,073)	(1,426)
Net proceeds from issuance of preferred stock and warrants	453	8,938	29,404
Net proceeds from issuance of common stock	72,864	29	27
Net proceeds from repayment of stockholder notes receivable	155	—	39

Net cash provided by financing activities	69,929	10,259	27,703

Effect of exchange rates on cash and cash equivalents	210	55	(21)

Net increase in cash and cash equivalents	43,497	799	8,762
Cash and cash equivalents at beginning of period	12,833	12,034	3,272

Cash and cash equivalents at end of period	$56,330	$12,833	$12,034

Supplemental disclosures of cash flow information:
Cash paid for interest	$203	$517	$873

Cash paid for income taxes	$157	$—	$—

Noncash investing and financial activities:
Conversion of notes payable and accrued interest to preferred stock	$—	$905	$8,232

Repurchase of restricted stock and repayment of notes receivable and interest with common stock	$—	$—	$558

Deferred stock-based compensation	$13,111	$—	$—

Cancellation of unvested stock options	$178	$23	$266

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003, 2002 and 2001

Note 1 —	The Company and Significant Accounting Policies

Description of Business

      The Company is a provider of Enterprise Incentive Management (EIM) software systems to global companies across multiple industries. Large enterprises use EIM systems to model, administer, analyze and report on pay-for-performance plans, which are designed to align employee, sales and channel tactics with targeted business objectives, and thereby increase productivity, improve profitability and achieve competitive advantage. The Company develops, markets, installs and supports rules-based enterprise application software to solve the complex problems of large scale enterprise incentive compensation systems.

Stock Split

      On November 6, 2003, the Company effected a three-for-five reverse stock split of its common stock. Accordingly, all share and per share amounts for the Company’s common stock, common stock issuable upon exercise of stock options, exercise or conversion of warrants and conversion of the Company’s convertible preferred stock, and net income (loss) per common share information have been restated to retroactively reflect the reverse stock split.

Principles of Consolidation

      The consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the Company), which include wholly-owned subsidiaries in the United Kingdom, Germany and Australia. All intercompany transactions and balances have been eliminated in consolidation.

Certain Risks and Uncertainties

      The Company’s products and services are concentrated in the software industry, which is characterized by rapid technological advances and changes in customer requirements. A critical success factor is management’s ability to anticipate or to respond quickly and adequately to technological developments in its industry and changes in customer requirements. Any significant delays in the development or introduction of products or services could have a material adverse effect on the Company’s business and operating results.

Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

      The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in other income, net in the accompanying consolidated statements of operations.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

      For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of December 31, 2003 and 2002 consisted of corporate notes and obligations, U.S. government and agency obligations, taxable auction rate securities and money market funds.

Financial Instruments and Concentration of Credit Risk

      The fair value of the Company’s financial instruments, including cash and cash equivalents, short and long-term investments, accounts receivable and accounts payable, approximate their carrying value due to their short maturity. The carrying value of the Company’s debt approximates fair market value based upon the borrowing rates available to the Company for loans with similar terms. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents short and long-term investments, and trade accounts receivable. Management believes the financial risks associated with these financial instruments are minimal. The Company maintains its cash and cash equivalents with high quality financial institutions.

      The Company’s customer base consists of businesses throughout North America, Europe and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of December 31, 2003, the Company had three customers comprising 15%, 13% and 11%, respectively, of accounts receivable. As of December 31, 2002, the Company had two customers comprising 28% and 21%, respectively, of accounts receivable.

Valuation Accounts

      Trade accounts receivable are recorded at the invoiced amount where revenue has been recognized and do not bear interest. The Company offsets gross trade accounts receivable with its allowance for doubtful accounts and sales return reserve. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The sales return reserve is the Company’s best estimate of the probable amount of remediation services it will have to provide for ongoing professional service arrangements. To determine the adequacy of the sales return reserve, the Company analyzes historical experience of actual remediation service claims as well as current information on remediation service requests. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses, while provisions for sales returns are offset against maintenance and service revenues.

      Below is a summary of the changes in the Company’s valuation accounts for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Balance at			Balance at
	Beginning			End
	of Period	Provision	Write-Offs	of Period

Allowance for doubtful accounts
Year ended December 31, 2001	$82	$(35)	$—	$47
Year ended December 31, 2002	47	107	(25)	129
Year ended December 31, 2003	129	58	—	187

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at		Remediation	Balance at
	Beginning		Service	End
	of Period	Provision	Claims	of Period

Sales return reserve
Year ended December 31, 2001	$—	$—	$—	$—
Year ended December 31, 2002	—	304	(152)	152
Year ended December 31, 2003	152	1,736	(1,241)	647

Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the assets’ estimated useful lives or the related lease term.

Impairment of Long-Lived Assets

      The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires long-lived assets, such as property and equipment and purchased intangibles subject to amortization to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated and undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Long-lived assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell and the Company ceases depreciation (amortization).

Research and Development Costs

      Software development costs associated with new products and enhancements to existing products are expensed as incurred until technological feasibility, in the form of a working model, is established, at which time any additional development costs would be capitalized in accordance with SFAS No. 86, Computer Software to Be Sold, Leased, or Otherwise Marketed. In December 2003, the Company purchased a non-exclusive, fully-paid, royalty-free license to copy, create, modify, and enhance the source code for its TruePerformance product. The $2.0 million purchase price is recorded as an intangible asset in the accompanying consolidated balance sheet. This intangible asset is being amortized over the estimated product life of five years, using the straight-line method. At each balance sheet date, the Company evaluates the net realizable value of the intangible asset and writes off the difference between its unamortized cost and its net realizable value. To date, the Company’s other software developments have been completed concurrently with the establishment of technological feasibility and accordingly, no costs have been capitalized.

Goodwill

      In July 1999, the Company acquired all of the outstanding stock of The Rob Hand Consulting Group, Inc. (HCG), in exchange for 30,000 shares of the Company’s common stock. HCG was a software consulting company located in Austin, Texas. The acquisition was accounted for as a purchase resulting in total goodwill of $632,000, of which $211,000 was amortized to general and administrative expense in each of 2001 and 2000.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Upon adoption of SFAS No. 142, the Company identified a single reporting unit. The Company then compared the implied fair value of the reporting unit with the carrying amount of the reporting unit, both of which were measured as of the date of adoption. The carrying amount of the reporting unit exceeded its implied fair value, resulting in a transitional impairment loss of $123,000 that reduced the carrying value of goodwill to zero, which was recognized as a cumulative effect of a change in accounting principle in the consolidated statements of operations.

      Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the estimated useful life of three years and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows. Had goodwill not been amortized in previous periods consistent with SFAS No. 142, the adjusted net loss and adjusted basic and diluted net loss per share, excluding amortization of goodwill, would have been as follows (in thousands, except per share data):

	Year Ended December 31,

	2003	2002	2001

Net income (loss), as reported	$835	$(19,130)	$(20,844)
Add back:
Amortization of goodwill	—	—	211

Adjusted net income (loss)	$835	$(19,130)	$(20,633)

Basic net income (loss) per share, as reported	$0.06	$(13.98)	$(17.24)
Add back:
Amortization of goodwill	—	—	0.16

Adjusted basic net income (loss) per share	$0.06	$(13.98)	$(17.08)

Diluted net income (loss) per share, as reported	$0.04	$(13.98)	$(17.24)
Add back:
Amortization of goodwill	$—	$—	$0.16

Adjusted diluted net income (loss) per share	$0.04	$(13.98)	$(17.08)

Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation

      The Company has stock-based employee compensation plans, which are described more fully in Note 6. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, deferred stock-based compensation expense is based on the difference, if any, on

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date of the grant between the fair value of the Company’s stock and the exercise price of related equity awards. Deferred stock-based compensation is amortized and expensed on an accelerated basis over the corresponding vesting period, using the method outlined in Financial Accounting Standards Board (FASB) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. As such, the Company recorded deferred stock-based compensation totaling $13.1 million, $-0- and $-0- during the years ended December 31, 2003, 2002 and 2001, respectively. Amortization of deferred stock-based compensation recognized during the years ended December 31, 2003, 2002 and 2001, totaled $3.7 million, $424,000 and $1.9 million, respectively. In addition, during the year ended December 31, 2003, the Company also recorded $952,000 of stock-based compensation in connection with the sale of Series G Preferred Stock to certain of its employees.

      The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model, assuming no expected dividends and using the following weighted average assumptions:

	Year Ended December 31,

	2003		2002		2001

Stock Option Plans
Expected life (in years)	2.9		2.8		2.8
Risk-free interest rate	2.1%		3.8%		4.9%
Volatility	0% - 84%	(1)	0%	(2)	0%	(2)
Employee Stock Purchase Plan
Expected life (in years)	1.0		N/A	(3)	N/A	(3)
Risk-free interest rate	1.3%		N/A	(3)	N/A	(3)
Volatility	84%		N/A	(3)	N/A	(3)

(1)	The Company used a 0% volatility until the effective date of their initial public offering. After this date the Company used a weighted-average volatility of 84%.

(2)	In fiscal years 2002 and 2001, the Company was a private company and, therefore, used a volatility of 0%.

(3)	In fiscal years 2002 and 2001, the Company did not offer an ESPP to their employees. Accordingly, pro forma assumptions are not applicable.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      These calculations are based on a multiple-option valuation approach and forfeitures are recognized as they occur. For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period of generally four years and the Company’s Employee Stock Purchase Plan’s one-year purchase period. The per share weighted-average estimated fair value of stock options granted with exercise prices that equal fair value in 2003, 2002 and 2001, were $0.89, $0.08 and $0.10, respectively. In 2003, the per share weighted average fair value of options granted with exercise prices less than fair value was $6.88. The per share weighted-average estimated value of share purchase rights under the Employee Stock Purchase Plan during 2003 was $13.30. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net income (loss) as reported	$835	$(19,130)	$(20,844)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	4,577	424	1,878
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(5,182)	(971)	(1,745)

Pro forma net income (loss)	$230	$(19,677)	$(20,711)

Basic net income (loss) per share, as reported	$0.06	$(13.98)	$(17.24)
Pro forma basic net income (loss) per share	$0.02	$(14.38)	$(17.14)
Diluted net income (loss) per share, as reported	$0.04	$(13.98)	$(17.24)
Pro forma diluted net income (loss) per share	$0.01	$(14.38)	$(17.14)

Revenue Recognition

      Revenues consist of fees for licenses of the Company’s software products, maintenance and support, consulting, and training.

      The Company recognizes license revenues using the residual method in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, revenues are recognized in a multiple-element arrangement in which vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company has determined that it has VSOE for its maintenance and support, consulting and training services. For the majority of the Company’s arrangements, fair value of the maintenance portion is based on the price charged when that element is sold separately; however, for a certain class of transactions, fair value is based on stated renewal rates in the arrangement. The fair value of consulting and training services is based on the rates charged for those services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.

      If an arrangement provides for unspecified additional software products during a contractual period, the license revenues are recognized ratably over that period. Revenues from maintenance agreements providing technical support and software update and upgrade rights are recognized ratably over the term of the

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintenance agreements. Revenues from services that are not essential to the functionality of the software are recognized as the services are performed.

      Where the Company provides services that are deemed essential to the functionality of the software, such as where the payment of the license fees is dependent upon performance of the services, both the license and services revenues are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company generally uses the percentage-of-completion method because it is able to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion. However, if the Company cannot make reasonably dependable estimates, it uses the completed-contract method. If total cost estimates exceed revenues, the Company accrues for the estimated loss on the arrangement.

      Revenues from license fees are recognized when an agreement has been signed, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, and the arrangement does not require services that are essential to the functionality of the software.

      Evidence of an Arrangement. The Company considers a non-cancelable agreement signed by it and the customer to be evidence of an arrangement.

      Delivery. The Company considers delivery to have occurred when media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, the customer is given access to the licensed programs. The Company’s typical end-user license agreement does not include customer acceptance provisions.

      Fixed or Determinable Fee. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within the Company’s standard payment terms. The Company considers payment terms greater than 90 days to be beyond its customary payment terms. If the fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

      Collection is Deemed Probable. The Company conducts a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the customer. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, it defers the recognition of revenue until cash collection.

      The Company guarantees that services will be performed in accordance with the criteria agreed upon in the statement of work. Should these services not be performed in accordance with the agreed upon criteria, the Company provides remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, Revenue Recognition When Right of Return Exists, management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, the Company analyzes historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. The sales return reserve is netted against accounts receivable balance and increases or decreases to the reserve are recorded to maintenance and service revenues. Material differences may result in the amount and timing of the Company’s revenues if for any period actual returns differ from management’s judgments or estimates. The Company also warrants that its products will perform to its standard documentation. To date the Company has not incurred material costs related to warranty obligations.

      Certain arrangements result in the payment of customer referral fees to third parties that resell the Company’s software products. In these arrangements, license revenues are recorded, net of such referral fees, at the time the software license has been delivered to a third-party reseller and an end-user customer has been

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identified. To the extent a referral fee is paid to a third party when the Company sells directly to the end-user, the referral fee is recorded as a selling expense.

      Deferred revenues are recorded when cash payments are received from customers in advance of the Company recognizing the associated revenues and when invoices have been issued for maintenance and support arrangements that have contractually commenced but for which cash has not yet been received.

Cost of Revenues

      Cost of license revenues consists primarily of third-party royalties. Cost of maintenance and service revenues consists primarily of salaries, benefits, travel and allocated overhead costs related to consulting, training and other professional services personnel, including cost of services provided by third-party consultants engaged by the Company.

Advertising Costs

      The Company expenses advertising costs in the period incurred. Advertising expense was $517,000, $200,000 and $287,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Net Income (Loss) Per Share

      Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, convertible preferred stock and other contingent issuances of common stock to the extent these shares are dilutive. In 2001, the net loss attributable to common stockholders was increased from net loss due to an in-substance preferred stock dividend. Basic and diluted net income (loss) per share consists of the following components for the periods presented:

	Year Ended December 31,

	2003	2002	2001

Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.06	$(13.89)	$(17.24)
Cumulative effect of change in accounting principle	—	(0.09)	—

Basic net income (loss) per share:	$0.06	$(13.98)	$(17.24)

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.04	$(13.89)	$(17.24)
Cumulative effect of change in accounting principle	—	(0.09)	—

Diluted net income (loss) per share:	$0.04	$(13.98)	$(17.24)

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Diluted net income (loss) per share does not include the effect of the following potential common shares because to do so would be antidilutive for the periods presented (in thousands):

	Year Ended December 31,

	2003	2002	2001

Convertible preferred stock	—	10,896	8,284
Stock options	607	2,839	2,021
Warrants	29	689	362

Totals	636	14,424	10,667

      The weighted average exercise price of stock options excluded as of December 31, 2003, 2002 and 2001 $5.74, $1.53 and $2.11, respectively. The weighted average exercise price of warrants excluded as of December 31, 2003, 2002 and 2001 was $15.08, $3.75 and $4.08, respectively.

      Basic net income (loss) per common share is generally calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding. However, due to the Company’s issuance of convertible preferred stock (Preferred Stock), which contains certain participation rights, EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings” (Topic D-95) requires those securities to be included in the computation of basic net income (loss) per share if the effect is dilutive. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic net income (loss) per share may be calculated using either the if-converted method or the two-class method. Under the basic if-converted method, the dilutive effect of the Preferred Stock’s participation rights on net income (loss) per share cannot be less than the amount that would result from the application of the two-class method of computing net income (loss) per share. The Company has elected to use the two-class method in calculating basic net income (loss) per share until the conversion of Preferred Stock which occurred in November 2003.

      A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Numerator:
Net income (loss), as reported	$835	$(19,130)	$(20,844)
In-substance preferred stock dividend (see Note 6)	—	—	(1,324)

Net income (loss) attributable to common stockholders	$835	$(19,130)	$(22,168)

Income subject to participation prior to initial public offering	765
Amount allocable to common stockholders(1)	22%

Prorated rights to undistributed income to common stockholders	168
Income after initial public offering not subject to participation	70

Total rights to undistributed income	$238

Denominator:
Basic:
Weighted average common shares outstanding	4,003	1,389	1,442
Less: Weighted average unvested shares subject to repurchase	—	(21)	(156)

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2003	2002	2001

Denominator on basic calculation	4,003	1,368	1,286

Basic net income (loss) per share	$0.06	$(13.98)	$(17.24)

(1) Weighted average common shares outstanding	4,003
Weighted average additional common shares assuming conversion of Preferred Stock	14,076

Weighted average common shares assuming conversion of Preferred Stock	18,079

Amount allocable to common stockholders	22%
Diluted:
Weighted average common shares outstanding	4,003	1,389	1,442
Less: Weighted average unvested shares subject to repurchase	—	(21)	(156)
Weighted average dilutive effect of convertible preferred stock	14,076	—	—
Weighted average dilutive effect of common stock options	3,042	—	—
Weighted average dilutive effect of warrants	173	—	—

Denominator on diluted calculation	21,294	1,368	1,286

Diluted net income (loss) per common share	$0.04	$(13.98)	$(17.24)

Comprehensive Income (Loss)

      Comprehensive income (loss) is the total of net income (loss), unrealized gains on investments, and foreign currency translation adjustments. Unrealized gains on investments and foreign currency translation adjustment amounts are excluded from net income (loss) and are reported in accumulated other comprehensive income in the accompanying consolidated financial statements.

Recent Account Pronouncements

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position or results of operations.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2003, the SEC issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a significant impact on our consolidated financial position or results of operations.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 —	Investments in Debt and Equity Securities

      The Company classifies debt and marketable equity securities based on management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income in the accompanying consolidated financial statements. Interest and amortization of premiums and discounts for debt securities are included in other income, net, in the accompanying consolidated financial statements. Realized gains and losses are calculated using the specific identification method. At December 31, 2003, all investment securities had maturities of less than 24 months. The components of the Company’s debt and marketable equity securities were as follows (in thousands):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Auction rate securities and preferred stock	$16,125	$—	$—	$16,125
Corporate notes and obligations	15,411	16	(12)	15,415
Municipal obligations	23,200	—	—	23,200
US government and agency obligations	10,500	19	—	10,519

Investments in debt and equity securities	$65,236	$35	$(12)	$65,259

December 31,
2003

Recorded as:
Cash equivalents	$41,323
Short-term investments (due in one year or less)	3,141
Long-term investments (due in over one year)	20,795

$65,259

      In 2003, the Company received $7.5 million from the sale of available-for-sales securities. There were no realized gains or losses on the sales of these securities.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Property and Equipment, Net

      Property and equipment consisted of the following (in thousands):

	As of December 31,

	2003	2002

Equipment	$5,383	$3,946
Purchased software	3,325	2,698
Furniture and fixtures	1,069	1,065
Leasehold improvements	721	624

	10,498	8,333
Less accumulated depreciation and amortization	7,777	6,317

Property and equipment, net	$2,721	$2,016

Note 4 —	Debt

Bank Line of Credit

      During 2002, the Company entered into a master loan and security agreement (Master Agreement) including a revolving line of credit and two term loans. The Master Agreement is collateralized by substantially all of the Company’s assets. As of December 31, 2003, the amount available under the revolving line of credit is the lesser of $7.0 million or 80% of eligible accounts receivable as determined by the lender. The credit line bears interest at the higher of lender’s prime rate plus 2.00% or 6.25% per annum (6.25% as of December 31, 2003), payable monthly and expires in March 2004. The amount outstanding under the revolving line of credit was $-0- and $2.9 million as of December 31, 2003 and 2002, respectively.

Long-Term Debt

      In September 2000, the Company entered into an equipment loan and security agreement with a lender for a credit facility collateralized by the equipment being financed. Amounts were borrowed in the form of individual term loans, payable in 36 monthly installments bearing interest at a weighted average rate of 11.88% as of December 31, 2003. Amounts outstanding under the agreement were $98,000 and $494,000 as of December 31, 2003 and 2002, respectively. A balloon payment equal to 10% of the loan principal is due at the end of each loan term.

      Under the Master Agreement discussed above, the Company entered into two term loans. The first term loan was for $1.5 million, bears interest at the higher of lender’s prime rate plus 2.25% or 6.50% per annum (6.50% as of December 31, 2003), and is payable in 36 monthly installments ending in September 2005. The amount outstanding under the first term loan was $875,000 and $1.4 million as of December 31, 2003 and 2002, respectively. The second term loan allows for borrowings of up to $1.0 million, bears interest at the higher of lender’s prime rate plus 3.50% or 7.75% (7.75% as of December 31, 2003), and is payable in 36 monthly installments ending in June 2006. The amount outstanding under the second term loan was $241,000 as of December 31, 2003. The terms of the Master Agreement provide for the maintenance of a number of financial covenants. The Company was not in compliance with the revenue covenant for the quarter ended December 31, 2002, for which it obtained a waiver. The Company was in compliance with all of the covenants as of December 31, 2003.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate maturities of long-term debt as of December 31, 2003 are due as follows (in thousands):

Year	Amount

2004	$694
2005	471
2006	49

$1,214

Convertible Notes Payable

      In September and December 2000, the Company issued a total of $8.0 million of subordinated convertible promissory notes (the First Subordinated Convertible Notes) due June 16, 2001, bearing interest at the prime rate plus 1.0% per annum payable annually. The First Subordinated Convertible Notes were unsecured and subordinate in right of payment to any present and future senior indebtedness of the Company. Upon completion of the Series F preferred stock financing in March 2001, the First Subordinated Convertible Notes and accrued interest of $8.2 million were converted into 2,121,063 shares of Series F preferred stock.

      In November 2002, the Company issued a total of $1.9 million of subordinated convertible promissory notes (the Second Subordinated Convertible Notes) due December 31, 2002 bearing interest at the prime rate plus 1.0% per annum payable annually. The Second Subordinated Convertible Notes were unsecured and subordinate in right of payment to any present and future senior indebtedness of the Company. Upon completion of the Series G preferred stock financing in December 2002, $1.0 million of principal and accrued interest was repaid and the remaining Second Subordinated Convertible Notes and accrued interest of $905,000 were converted into 905,048 shares of Series G preferred stock.

      Interest expense related to all borrowings was $502,000, $582,000 and $916,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

Note 5 —	Commitments and Contingencies

Contingencies

      In March 2002, the Company received a copy of a complaint filed by Gordon Food Service (Gordon Food) in the United States District Court for the Western District of Michigan alleging breach of contract and misrepresentation in connection with software purchased by Gordon Food and seeking monetary damages. In December 2002, the court granted the Company’s motion to transfer venue and ordered that the case be transferred to the San Jose division of the United States District Court for the Northern District of California. After a court-ordered mediation took place in July 2003, Gordon Food filed a motion for leave to amend its complaint in order to add several California state law claims, including intentional misrepresentation and unfair competition, as well as to add a demand for a jury trial. In a hearing in September 2003, the Company did not oppose the amendment to the extent that it sought to add claims but objected to the jury demand on the grounds that Gordon Food had waived this right previously. In October 2003, the court granted leave to amend the Complaint but denied the jury trial demand and Gordon Food filed its amended complaint. The Company intends to file a responsive pleading and to continue to contest the claims vigorously. Trial is currently set for November 2004, and pre-trial discovery and investigation are ongoing.

      At December 31, 2003, the Company was a defendant in various lawsuits, including the Gordon Food litigation discussed above. Management and legal counsel for the Company determined that a loss on these lawsuits was both probable and estimable, and accordingly, accrued for the probable loss as of December 31, 2003, related to these litigation matters. In the year ended December 31, 2003, one of the lawsuits was settled at the amount accrued.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is also involved with certain other litigation matters in the ordinary course of business. In the opinion of management, the claims are without merit and none of the claims will have a material adverse effect on the Company’s business or financial condition.

Other Contingencies

      The Company generally warrants that its products shall perform to its standard documentation. Under the terms of the warranty, should a product not perform as specified in the documentation, the Company will repair or replace the product. Such warranties are accounted for in accordance with SFAS 5, Accounting for Contingencies. To date the Company has not incurred material costs related to warranty obligations.

      The Company’s product license agreements include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The indemnification is limited to the amount paid by the customer. To date the Company has not incurred any costs related to such indemnification provisions.

Operating Leases

      The Company leases its facilities under several noncancelable operating leases, which expire through 2010. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. The Company had deferred rent of $180,000 and $128,000 as of December 31, 2003 and 2002, respectively.

      Future minimum lease payments under the Company’s operating leases as of December 31, 2003 are as follows (in thousands):

Year Ending December 31:
2004	$1,984
2005	1,805
2006	1,690
2007	1,829
2008	1,861
Thereafter	2,701

Future minimum lease payments	$11,870

      In 2000, the Company issued warrants to purchase 5,400 shares of common stock with an exercise price of $11.67 per share in connection with a building lease. These warrants vested immediately and the estimated fair value of $90,000 was recorded in other assets in the accompanying consolidated balance sheets and is being amortized into rent expense over the lease term of five years. As of December 31, 2003, these common stock warrants remained unexercised and outstanding.

      Rent expense for the years ended December 31, 2003, 2002 and 2001 was $2.2 million, $2.3 million and $2.1 million, respectively.

Note 6 —	Stockholders’ Equity (Deficit)

      The Company commenced its initial public offering of 5,750,000 shares of its common stock on November 20, 2003, pursuant to a Registration Statement on Form S-1 (File No. 333-109059), which the Securities and Exchange Commission declared effective on November 19, 2003. The offering closed on

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 25, 2003. The Company sold the shares at a price of $14.00 per share which resulted in aggregate net proceeds to the Company of approximately $72.1 million, after deducting underwriting discounts and commissions and paying offering expenses.

Convertible Preferred Stock

      Prior to the initial public offering, the Company had authorized 31,927,656 shares of convertible preferred stock at a par value of $0.001 per share. The amounts and terms of the Company’s convertible preferred stock were as follows:

			Shares		Common Shares
		Shares	Issued and		Conversion
Series	Date Issued	Authorized	Outstanding	Issue Price	Amount

A	September 1996 and November 1997	1,000,000	1,000,000	$1.00	600,000
B	January 1998	1,600,000	1,600,000	2.50	960,000
C	July 1998	2,944,163	2,944,163	1.97	883,247
D	February 1999	3,883,493	3,883,493	3.09	1,318,675
E	November and December 1999	2,500,000	2,285,005	6.00	970,039
F	March 2001, October 2001, and January 2002	11,000,000	10,213,815	3.92	6,128,280
G	December 2002 and March 2003	9,000,000	8,453,000	1.00	5,071,796

      Upon completion of the Company’s initial public offering in November 2003, all shares of convertible preferred stock were automatically converted into shares of common stock as listed above. Prior to the initial public offering, the holders of Series A, B, C, D, E, F, and G preferred stock were entitled to receive noncumulative annual dividends at the rate or $0.10, $0.25, $0.197, $0.309, $0.60, $0.392, and $0.10 per share, respectively, with certain adjustments for stock splits, stock dividends, recapitalization, and similar events, when and if declared by the board of directors. After the dividends were distributed to the preferred stockholders, any remaining dividends were to be distributed on a pro-rata basis with common stockholders and preferred stockholders on an “as-if converted” basis. The liquidation preference for the Series A, B, C, D, E, F, and G preferred stock was $1.00, $2.50, $1.97, $3.09, $6.00, $7.84, and $2.00 per share, respectively, plus all declared but unpaid dividends. The holders of Series A, B, C, D, E, F and G preferred stock had voting rights on an “as-if converted” basis.

      In March 2003, the Company issued Series G preferred stock to officers and employees of the Company at a discount to the fair value of such stock. Accordingly, a stock compensation charge of $952,000 was recorded in the year ended December 31, 2003, and is reflected as stock-based compensation on the accompanying consolidated statements of operations.

      Upon completion of the Company’s initial public offering, the Company amended its certificate of incorporation and authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001. None of these shares were outstanding as of December 31, 2003.

Common Stock

      As of December 31, 2003, the Company had reserved 9,093,764 shares of common stock, for issuance under its various stock option plans and upon exercise of outstanding warrants.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

      As of December 31, 2003, the Company had reserved 7,546,870 shares of common stock under its 1997 Stock Option Plan and 2003 Stock Incentive Plan which provides for the granting of stock options to employees, directors or consultants.

1997 Stock Option Plan

      Under the 1997 Stock Option Plan, incentive and nonstatutory options to purchase the Company’s common stock may be granted to employees at prices not lower than the fair value of the stock at the date of grant for incentive stock options and not less than 85% of the fair value for nonstatutory options. These options vest as determined by the board, generally over 4 years at a rate of 25% 12 months after the vesting commencement date and 1/48th each month thereafter and expire 10 years from the date of grant. In certain instances, holders of options granted under the Plan may exercise their options prior to complete vesting of shares, subject to the Company’s right of repurchase of unvested shares at the exercise price. The Company’s repurchase right becomes exercisable only if a termination event occurs that would have caused the stock option to be forfeited, and lapses in accordance with the original vesting period for the associated stock option. Following the Company’s initial public offering, shares will no longer be granted from the 1997 Stock Option Plan and all shares that remained available for future grant under this plan at the time of the Company’s initial public offering became available for issuance under the 2003 Stock Incentive Plan, as described below.

      There were 300,450 and 486,450, shares of common stock outstanding pursuant to the exercise of unvested stock options for cash and full recourse promissory notes as of December 31, 2003 and 2002, respectively. The number of shares subject to repurchase at December 31, 2003, 2002 and 2001 was -0-, 1,540 and 41,311, respectively. The promissory notes totaled $83,000 and $238,000 with market interest rates and terms of 5 to 10 years as of December 31, 2003 and 2002, respectively. The shares issued vest according to the employees’ normal stock option vesting schedule. The unvested shares are subject to repurchase at the option of the Company at the original purchase price (ranging from $0.17 to $3.17) upon termination of the holder’s employment. A total of 146,250 shares were repurchased during 2001. Approximately $214,000 was recorded as compensation expense in 2001 relating to repurchases of vested shares at a price above the fair value of the Company’s common stock. No shares were repurchased during 2003 and 2002.

2003 Stock Incentive Plan

      In August 2003, the board of directors adopted the 2003 Stock Incentive Plan, which became effective upon the completion of the Company’s initial public offering. Under the plan, the board of directors may grant stock options or other types of stock-based awards, such as restricted stock, restricted stock units, stock bonus awards or stock appreciation rights. Incentive stock options may be granted to the Company’s employees. Nonstatutory stock options and other stock-based awards may be granted to employees, consultants or nonemployee directors. These options vest as determined by the board, generally over 4 years at a rate of 25% 12 months after the vesting commencement date and 1/48th each month thereafter and expire 10 years from the date of grant. As of December 31, 2003, the Company had reserved 2,000,000 shares of common stock under the plan. On July 1 of each year beginning July 1, 2004, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to the lesser of (i) 5% of the Company’s outstanding shares, (ii) 2,800,000 shares or (iii) a lesser number of shares approved by the board.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s options under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan are as follows:

		Options Outstanding

	Shares		Weighted
	Available for	Number of	Average
	Grant	Shares	Exercise Price

Balances as of December 31, 2000	617,944	720,273	$6.27
Authorized	1,350,000	—	—
Repurchased	146,250	—	—
Granted	(2,332,372)	2,332,372	0.83
Exercised	—	(17,167)	1.57
Canceled	492,214	(492,214)	3.33

Balances as of December 31, 2001	274,036	2,543,264	1.88
Authorized	1,530,000	—	—
Granted	(1,282,775)	1,282,775	0.83
Exercised	—	(46,644)	0.62
Canceled	201,810	(201,810)	2.53

Balances as of December 31, 2002	723,071	3,577,585	1.48
Authorized	3,500,000	—	—
Granted	(2,039,025)	2,039,025	3.87
Exercised	—	(253,786)	1.02
Canceled	222,580	(222,580)	1.34

Balances as of December 31, 2003	2,406,626	5,140,244	2.46

      As of December 31, 2003 the range of exercise prices and weighted average remaining contractual life of outstanding options were as follows:

		Options Outstanding

		Weighted Average		Options Exercisable
		Remaining
	Number of	Contractual Life	Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price

$ 0.17 - $ 0.42	51,715	4.16	$0.36	51,715	$0.36
$ 0.84 - $ 0.84	2,847,382	7.97	0.84	1,377,151	0.84
$ 0.92 - $ 1.34	758,287	9.44	1.11	44,570	1.09
$ 3.17 - $ 3.34	74,812	5.41	3.19	74,812	3.19
$ 4.17 - $ 4.17	859,472	9.64	4.17	70,172	4.17
$ 5.00 - $13.34	427,976	7.36	9.11	266,216	8.38
$14.00 - $14.00	120,600	9.88	14.00	—	—

$ 0.17 - $14.00	5,140,244	8.38	$2.46	1,884,636	$2.12

Other Stock Grants

      During 2002, the Company granted a non-plan option to an executive, to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.84 per share. This option vested 25% upon the completion of the Company’s initial public offering and the remainder will vest 1/36th each month thereafter.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 Employee Stock Purchase Plan

      In August 2003, the board of directors adopted the 2003 Employee Stock Purchase Plan which became effective upon the completion of the Company’s initial public offering, and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The 2003 Employee Stock Purchase Plan is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount on a periodic basis through payroll deductions. As of December 31, 2003, the Company had reserved 1,200,000 shares of common stock under the plan. The number of shares reserved for issuance under the plan will increase automatically on July 1 of each year beginning July 1, 2004 by an amount equal to the lesser of (i) 2% of the Company’s outstanding shares, (ii) 1,200,000 shares or (iii) a lesser number of shares approved by the board. Except for the first offering period, each offering period will be for 12 months and will consist of consecutive six-month purchase periods. The purchase price for shares of common stock purchased under the purchase plan will be 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the fair market value of the Company’s common stock on the last day of each purchase period.

Equity Instruments Issued to Nonemployees

      In connection with the Master Agreement (see Note 4), the Company issued warrants to purchase up to 260,000 shares of the Company’s Series G preferred stock at an exercise price of $1.00 per share. The warrants are fully exercisable for ten years from the date of issuance. The estimated fair value of the warrants, $399,000, was recorded as a discount to bank line of credit and is being amortized to interest expense over the commitment period. The unamortized amount as of December 31, 2003 and 2002 was $59,000 and $122,000, respectively. As of December 2003, these warrants were unexercised and outstanding.

      In connection with a credit facility which was fully repaid in 2002, the Company issued warrants to purchase up to 10,500 shares of the Company’s common stock at an exercise price of $10.30 per share in February 1999, 2,625 shares of the Company’s common stock at an exercise price of $20.00 per share in May 2000, and 19,132 shares of the Company’s Series F preferred stock at an exercise price of $3.92 per share in September 2001. These warrants are fully exercisable for between five and ten years from the date of issuance. The estimated fair value of the warrants were recorded as a discount to bank line of credit and amortized to interest expense over the commitment periods in prior periods. As of December 2003, these warrants were unexercised and outstanding.

      In connection with the equipment loan and security agreement (see Note 4), the Company issued a warrant to the lender to purchase up to 8,490 shares of the Company’s common stock at an exercise price of $14.13 per share. The warrant is fully exercisable for three years after the closing of the initial public offering of the Company’s common stock. The estimated fair value of the warrants, $56,000, was recorded as a discount to the current portion of long-term debt and is being amortized to interest expense over the commitment period. As of December 2003, these warrants were unexercised and outstanding.

      In connection with its Series F preferred stock financing, the Company issued warrants to purchase 340,182 shares of the Company’s common stock at an exercise price of $0.83 per share in 2001 and warrants to purchase 510,203 shares of the Company’s Series F preferred stock at an exercise price of $3.92 per share in 2001. The warrants were fully exercisable for a period of five years from the date of issuance. The estimated fair value of these warrants is recorded in additional paid-in capital. These warrants were exercised in connection with the Company initial public offering.

      The warrants to purchase 510,203 shares of Series F preferred stock issued in 2001 represented an in-substance preferred stock dividend amounting to $1.3 million. This dividend resulted in an increase to net loss available to common stockholders and is reflected in Note 1, Net Income (Loss) Per Share.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2003 and 2001, the Company issued options and warrants to nonemployees and advisors for the purchase of 6,000 and 6,000, respectively, shares of common stock at a weighted average exercise price of $1.00 and $0.84, respectively. No options or warrants to nonemployees and advisors were issued in 2002. The Company accounted for these options and warrants at fair-value using the Black-Scholes method. As of December 2003, 6,000 of these options remained unexercised and outstanding.

      The Company used the Black-Scholes option-pricing model and the following assumptions in its calculations of the estimated fair value of the equity instruments issued to nonemployees:

	2003	2002	2001

Volatility	100%	100%	100%
Risk-free interest rate	3.7%	3.8%	4.2%
Estimated life	Contract Term	Contract Term	Contract Term

Note 7 —	Income Taxes

      Loss before cumulative effect of change in accounting principle included losses from the Company’s foreign subsidiaries of approximately ($129,000) for 2003, ($526,000) for 2002 and ($942,000) for 2001.

      The provision for income taxes for the year ended December 31, 2003 consists of the following (in thousands):

	Current	Deferred	Total

Federal	$161	$—	$161
State	71	—	71
Foreign	35	—	35

Total provision for income taxes	$267	$—	$267

      The provision for income taxes differs from the expected tax provision (benefit) computed by applying the statutory federal income tax rates to income (loss) before taxes as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Federal tax at statutory rate	$375	$(6,494)	$(7,084)
Alternative minimum tax	161	—	—
State taxes, net of federal benefit	47	7	8
Non-deductible expenses	53	73	57
Goodwill amortization	—	42	72
Stock-based compensation	1,460	144	617
Foreign losses (benefited) not benefited	(100)	179	320
Change in valuation allowance	(1,104)	7,439	7,485
Tax credits	(628)	(1,415)	(1,344)
Other	3	25	(131)

Total provision for income taxes	$267	$—	$—

      No U.S. taxes have been provided on the undistributed earnings of the Company’s foreign subsidiaries as the Company plans to indefinitely reinvest the foreign earnings outside the U.S.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes, and the amount used for income tax purposes. Net deferred tax assets consist of the following (in thousands):

	As of December 31,

	2003	2002

Deferred tax assets
Net operating loss carryforwards and deferred start-up costs	$23,019	$26,055
Property and equipment	419	269
Accrued expenses	1,797	756
Research and experimentation credit carryforwards	5,110	4,482
Deferred stock compensation	748	641

Gross deferred tax assets	31,093	32,203
Less valuation allowance	(31,093)	(32,203)

Net deferred tax assets	$—	$—

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of the future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the period in which the temporary differences are deductible, management believes it is more likely than not that the Company will not realize the benefits of such deferred tax assets. As of December 31, 2003 and 2002, the net deferred tax assets were fully offset by a valuation allowance due to the uncertainty of the Company’s ability to realize such assets. The net changes in the total valuation allowance for the years ended December 31, 2003 and 2002 was a decrease of $1.1 million and an increase of $7.4 million, respectively.

      As of December 31, 2003, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $61.6 million and $27.7 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards, if not utilized, will expire over 20 years beginning in 2019. The California net operating loss carryforward, if not utilized, will expire beginning in 2006.

      The Company also has research credit carryforwards for federal and California income tax purposes of approximately $3.5 million and $2.1 million, respectively, available to reduce future income taxes. The federal research credit carryforward, if not utilized, will expire over 20 years beginning in 2012. The California research credit carries forward indefinitely.

      Federal and California tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company’s ability to utilize its net operating loss and tax credit carryforwards are subject to limitations under these provisions.

Note 8 —	Employee Benefit Plan

      In 1999, the Company established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation up to the maximum allowed under IRS rules. Company contributions are discretionary. No such Company contributions have been made since the inception of this plan.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Segment Information

      The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. By this definition, the Company operates in one business segment, which is the development, marketing and sale of enterprise software.

Geographic Information:

      Total revenues consist of (in thousands):

	Year Ended December 31,

	2003	2002	2001

United States	$65,252	$21,059	$19,189
Europe	5,360	2,729	2,773
Asia Pacific	1,122	2,798	931

	$71,734	$26,586	$22,893

      Substantially all of the Company’s long-lived assets are located in the United States.

      Significant customers (as a percentage of total revenues):

	Year Ended
	December 31,

	2003	2002	2001

Customer 1	—	11%	—
Customer 2	—	12%	—

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Quarterly Financial Data (Unaudited) (in thousands, except for per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year ended December 31, 2003
Total revenue	$13,135	$16,643	$19,671	$22,285	$71,734
Gross profit	8,366	10,131	11,559	14,023	44,079
Net income (loss)	(369)	537	3	664	835
Basic net income (loss) per share attributable to common stockholders	$(0.26)	$0.03	$0.00	$0.04	$0.06
Diluted net income (loss) per share	$(0.26)	$0.03	$0.00	$0.03	$0.04
Weighted average common shares (basic)	1,401	1,443	1,514	11,651	4,003
Weighted average common shares (diluted)	1,401	20,809	21,282	24,475	21,294

Year ended December 31, 2002
Total revenue	$5,843	$6,298	$6,360	$8,085	$26,586
Gross profit	2,595	2,853	2,401	3,711	11,560
Net loss	(4,041)	(4,535)	(5,681)	(4,873)	(19,130)
Basic net loss per share	$(3.02)	$(3.33)	$(4.12)	$(3.50)	$(13.98)
Diluted net loss per share	$(3.02)	$(3.33)	$(4.12)	$(3.50)	$(13.98)
Weighted average common shares (basic)	1,338	1,361	1,379	1,394	1,368
Weighted average common shares (diluted)	1,338	1,361	1,379	1,394	1,368

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation**
3.2	Amended and Restated By-Laws**
4.1	Specimen Stock Certificate***
4.2	Amended and Restated Registration and Information Rights Agreement dated as of December 24, 2002**
10.1	OEM Partner Agreement with Cezanne Software, Inc. effective July 31, 2002****+
10.2	Amendment to OEM Partner Agreement with Cezanne Software, Inc. dated December 18, 2002****+
10.3	Loan and Security Agreement with Silicon Valley Bank dated September 26, 2002**
10.4	Loan Modification Agreement with Silicon Valley Bank dated March 27, 2003**
10.5	Lease Agreement between W9/PHC II San Jose, L.L.C. and Callidus Software Inc.**
10.6	1997 Stock Option Plan**
10.7	2003 Stock Incentive Plan**
10.8	2003 Employee Stock Purchase Plan**
10.09	Form of Change of Control Agreement with Messrs. Taussig, C. Cabrera, Welch, Rankin, Warfield, Fior, Tidd, Braun and James entered into between October 1998 and June 2003**
10.10	Form of Change of Control Agreement with Messrs. Warfield, Welch, Taussig, Rankin, C. Cabrera, Fior, Braun, Eickhoff, James, Opdendyk and Spreng entered into in September and November 2003**
10.11	Form of Indemnification Agreement**
10.12	Severance Agreement with Robert W. Warfield dated November 15, 2001**
10.13	Severance Agreement with Bertram W. Rankin dated May 10, 2003**
10.14	Severance Agreement with Ronald J. Fior dated August 30, 2002**
10.17	Note and Security Agreement from Reed D. Taussig dated January 7, 1998**
10.18	Non-Plan Option Agreement with Reed D. Taussig**
10.19	Stock Option Agreement with Robert W. Warfield**
10.20	Employment Agreement with Reed D. Taussig***
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Auditors
31.1	302 Certifications
32.1	906 Certification

**	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-109059) on September 23, 2003, which the Securities and Exchange Commission declared effective on November 19, 2003.
***	Incorporated by reference to exhibits of the same number filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109059) on November 7, 2003.
****	Incorporated by reference to exhibits of the same number filed with Amendment NO. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109059) on October 20, 2003.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.