Form 10-Q
period 2004-03-31
CALLIDUS SOFTWARE INC
filed 2004-05-14
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-50463

Callidus Software Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0438629
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Callidus Software Inc.
160 West Santa Clara Street, Suite 1500
San Jose, CA 95113
(Address of principal executive offices, including zip code)

(408) 808-6400
(Registrant’s Telephone Number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes [x] No [  ]

     Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). . Yes [  ] No [x]

     There were 24,037,834 shares of the registrant’s common stock, par value $0.001, outstanding on May 12, 2004, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$43,647	$56,330
Short-term investments	35,660	23,936
Accounts receivable, net	9,417	14,850
Prepaids and other current assets	1,758	1,511

Total current assets	90,482	96,627
Property and equipment, net	3,071	2,721
Intangible asset, net	1,900	2,000
Deposits and other assets	931	851

Total assets	$96,384	$102,199

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$655	$694
Accounts payable	2,658	3,504
Accrued payroll and related expenses	3,628	3,638
Accrued expenses	3,649	3,542
Deferred revenue	7,394	7,930

Total current liabilities	17,984	19,308
Long-term debt, less current portion	370	520
Deferred rent	194	180
Long-term deferred revenue	475	693

Total liabilities	19,023	20,701

Stockholders’ equity:
Common stock	24	24
Additional paid-in capital	184,152	184,343
Deferred stock-based compensation	(7,344)	(9,328)
Notes receivable from stockholders	(83)	(83)
Accumulated other comprehensive income	427	288
Accumulated deficit	(99,815)	(93,746)

Total stockholders’ equity	77,361	81,498

Total liabilities and stockholders’ equity	$96,384	$102,199

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Revenues:
License revenues	$4,539	$7,708
Maintenance and service revenues	11,923	5,427

Total revenues	16,462	13,135
Cost of revenues:
License revenues	263	498
Maintenance and service revenues	8,610	4,271

Total cost of revenues	8,873	4,769

Gross profit	7,589	8,366
Operating expenses:
Sales and marketing	6,400	3,554
Research and development	3,710	2,703
General and administrative	1,972	1,282
Stock-based compensation (1)	1,744	1,120

Total operating expenses	13,826	8,659

Operating loss	(6,237)	(293)
Interest expense	(79)	(96)
Other income, net	272	20

Loss before provision for income taxes	(6,044)	(369)
Provision for income taxes	25	—

Net loss	$(6,069)	$(369)

Basic net loss per share	$(0.25)	$(0.26)

Diluted net loss per share	$(0.25)	$(0.26)

Shares used in basic per share computation	23,988	1,401

Shares used in diluted per share computation	23,988	1,401

(1) Stock-based compensation consists of:
Cost of maintenance and service revenues	$248	$294
Sales and marketing	495	462
Research and development	358	245
General and administrative	643	119

Total stock-based compensation	$1,744	$1,120

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,069)	$(369)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation & amortization	361	440
Amortization of intangible asset	100	—
Provision for doubtful accounts and sales returns	986	383
Stock-based compensation	1,744	1,120
Non-cash expenses associated with nonemployee options and warrants	63	41
Net amortization on investments	113	—
Changes in operating assets and liabilities:
Accounts receivable	4,553	(2,347)
Prepaids and other current assets	(306)	(78)
Accounts payable	(854)	(384)
Accrued payroll and related expenses	(20)	(730)
Accrued expenses	117	(1,233)
Deferred revenue	(767)	(609)

Net cash provided by (used in) operating activities	21	(3,766)

Cash flows from investing activities:
Purchase of investments	(22,757)	—
Proceeds from maturities and sales of investments	11,000	—
Purchases of property and equipment	(710)	(50)
(Increase) decrease in deposits	(84)	41

Net cash used in investing activities	(12,551)	(9)

Cash flows from financing activities:
Proceeds from bank line of credit and issuance of warrants	—	4,858
Repayments of bank line of credit	—	(3,146)
Repayments of long-term debt	(188)	(216)
Net proceeds from issuance of preferred stock	—	453
Net proceeds from issuance of common stock	47	3

Net cash provided by (used in) financing activities	(141)	1,952

Effect of exchange rates on cash and cash equivalents	(12)	(5)

Net decrease in cash and cash equivalents	(12,683)	(1,828)
Cash and cash equivalents at beginning of period	56,330	12,833

Cash and cash equivalents at end of period	$43,647	$11,005

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$162	$—

Cash paid for interest	$20	$56

Noncash investing and financing activities:
Deferred stock-based compensation	$—	$910

Cancellation of unvested stock options	$192	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2003. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations regarding interim financial statements. All amounts included herein related to the consolidated financial statements as of March 31, 2004 and the three months ended March 31, 2003 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2004.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the Company), which include wholly-owned subsidiaries in the United Kingdom, Germany, Australia and Italy. All intercompany transactions and balances have been eliminated in consolidation.

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

     Valuation Accounts

     Trade accounts receivable are recorded at the invoiced amounts where revenue has been recognized and do not bear interest. The Company offsets gross trade accounts receivable with its allowance for doubtful accounts and sales return reserve. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The sales return reserve is the Company’s best estimate of the probable amount of remediation services it will have to provide for ongoing professional service arrangements. To determine the adequacy of the sales return reserve, the Company analyzes historical experience of actual remediation service claims as well as current information on remediation service requests. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses, while provisions for sales returns are offset against maintenance and service revenues.

     Below is a summary of the changes in the Company’s valuation accounts for the three months ended March 31, 2004 and 2003 (in thousands):

	Balance at
	beginning			Balance at
	of period	Provision	Write-offs	end of period
Allowance for doubtful accounts
Three months ended March 31, 2004	$187	$178	$(27)	$338
Three months ended March 31, 2003	129	(26)	—	103

	Balance at		Remediation
	beginning		Service	Balance at
	of period	Provision	Claims	end of period
Sales return reserve
Three months ended March 31, 2004	$647	$808	$(540)	$915
Three months ended March 31, 2003	152	409	(315)	246

     Stock-Based Compensation

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, deferred stock-based compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of related equity awards. Deferred stock-based compensation is amortized and expensed on an accelerated basis over the corresponding vesting period, using the method outlined in Financial Accounting Standards Board (FASB) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

     The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2004	2003
Stock Option Plans
Expected life (in years)	2.7	2.9
Risk-free interest rate	2.17%	2.07%
Volatility	80%	0%	(1)
Employee Stock Purchase Plan
Expected life (in years)	0.8	N/A	(2)
Risk-free interest rate	1.24%	N/A	(2)
Volatility	56%	N/A	(2)

(1)	The Company was a private company during the first quarter of 2003 and, therefore, used a volatility of 0%.

(2)	The Company did not offer an ESPP to its employees in the first quarter of 2003. Accordingly, pro forma assumptions are not applicable.

     These calculations are based on a multiple-option valuation approach and forfeitures are recognized as they occur. For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period of generally four years and the Company’s Employee Stock Purchase Plan’s one-year purchase period. The per share weighted-average estimated fair value of stock options granted with exercise prices that equal fair value during the three month period ended March 31, 2004 was $7.43. The per share weighted-average estimated fair value of stock options granted with exercise prices less than fair value during the three month period ended March 31, 2003 was $2.78. The per share weighted-average estimated value of share purchase rights under the Employee Stock Purchase Plan during the three month period ended March 31, 2004 was $11.43. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net loss as reported	$(6,069)	$(369)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	1,744	1,120
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(3,115)	(1,160)

Pro forma net loss	$(7,440)	$(409)

Basic and diluted net loss per share, as reported	$(0.25)	$(0.26)

Pro forma basic and diluted net loss per share	$(0.31)	$(0.29)

     Net Loss Per Share

     Basic and diluted net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase.

     Diluted net loss per share does not include the effect of the following potential common shares because to do so would be antidilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2004	2003
Convertible preferred stock	—	15,682
Stock options	5,457	3,774
Warrants	170	843

Totals	5,627	20,299

     The weighted average exercise price of stock options excluded during the three months ended March 31, 2004 and 2003 were $3.36 and $1.47, respectively. The weighted average exercise price of warrants excluded during the three months ended March 31, 2004 and 2003 were $3.14 and $3.64, respectively.

     The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net loss	$(6,069)	$(369)
Denominator:
Basic and diluted:
Weighted average common shares outstanding	23,988	1,403
Less: Weighted average unvested shares subject to repurchase	—	(2)

Denominator on basic and diluted calculation	23,988	1,401

Basic and diluted net loss per share	$(0.25)	$(0.26)

     Reclassifications

     Certain amounts in prior period condensed consolidated financial statements have been reclassified to conform with the current period’s presentation.

2. Investments

     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income in the accompanying condensed consolidated financial statements. Interest and amortization of premiums and discounts for debt securities are included in other income, net, in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. At March 31, 2004, all investment securities had maturities of less than 24 months. The components of the Company’s debt and marketable equity securities as of March 31, 2004 were as follows (in thousands):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities and preferred stock	$12,450	$—	$—	$12,450
Corporate notes and obligations	20,057	63	(11)	20,109
Municipal obligations	17,000	—	—	17,000
US government and agency obligations	17,500	52	(2)	17,550

Investments in debt and equity securities	$67,007	$115	$(13)	$67,109

March 31, 2004
Recorded as:
Cash equivalents	$31,449
Short-term investments	35,660

$67,109

     In the three months ended March 31, 2004, the Company received $11.0 million from the sale of available-for-sales securities. There were no realized gains or losses on the sales of these securities.

3. Debt

     In March 2004, the Company renewed their master loan and security agreement (Master Agreement) that included a revolving line of credit and two term loans. The renewed Master Agreement increased our borrowings amount from time to time up to $10.0 million bearing interest at the prime rate. The interest rate on the two existing term loans was lowered to the prime rate plus 0.05%. The Master Agreement expires in March 2005. The Master Agreement requires us to maintain certain financial covenants. As of March 31, 2004, we were in compliance with all covenants.

4. Segment, Geographic and Customer Information

     The Company has adopted Statement of Financial Account Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. By this definition, the Company operates in one business segment, which is the development, marketing and sale of enterprise software.

Geographic Information:

     Total revenues consist of (in thousands):

	Three Months Ended March 31,
	2004	2003
United States	$15,143	$11,753
Europe	810	923
Asia Pacific	509	459

	$16,462	$13,135

Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

     Significant customers (as a percentage of total revenues):

	Three Months Ended March 31,
	2004	2003
Customer 1	19%	30%
Customer 2	11%	—

5. Comprehensive Loss

     Comprehensive loss includes net loss, unrealized gains (losses) on investments and foreign currency translation adjustments. Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(6,069)	$(369)
Other comprehensive income
Change in accumulated unrealized gain on investments	78	—
Change in cumulative translation adjustments	61	215

Comprehensive loss	$(5,930)	$(154)

6. Subsequent Event

     In April 2004, the Company agreed to purchase an assembled workforce of approximately 20 software development and supporting employees from Cezanne Software. In May 2004, a payment of $1.4 million was made for this purchase. An additional payment of $350,000 is expected to be made in July 2004 subject to certain conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 and with the condensed consolidated financial statements and the related notes hereto contained elsewhere in this Quarterly Report on Form 10-Q . This section of the Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: expectations of completing transactions with prospective customers; improvements in gross margins; operating expenses; our expectations concerning our relationship with Cezanne Software; the impact of quarterly fluctuations of revenue and operating results; levels of capital expenditure; staffing and expense levels; and the adequacy of our capital resources to fund operations and growth. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. Many of these trends and uncertainties are described in “Factors That Could Affect Future Results” set forth elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview

     Total revenue increased 25% to $16.5 million for the three months ended March 31, 2004 from $13.1 million for the three months ended March 31, 2003. License revenues decreased 41% to $4.5 million for the three months ended March 31, 2004 from $7.7 million for the three months ended March 31, 2003. Maintenance and service revenues increased 120% to $11.9 million for the three months ended March 31, 2004 from $5.4 million for the three months ended March 31, 2003. Our quarterly license revenues are dependent in large part on our ability to close a relatively small number of transactions and the decrease in license revenue in the three months ended March 31, 2004 resulted from us not closing several transactions during the last few weeks of the quarter due to certain of our prospective customers’ merger and acquisition activities as well as customers’ own internal reasons. While we believe that these prospective customers remain committed to our products and we expect to conclude a number of these transactions in fiscal 2004, there can be no assurance that we will be successful in doing so.

     As a result of the decrease in license revenues, gross margins declined to 46% for the three months ended March 31, 2004 compared with 64% for the three months ended March 31, 2003. This decrease resulted from a shift in our revenue mix causing license revenue to fall to 28% of total revenues for the three months ended March 31, 2004 compared with 59% for the three months ended March 31, 2003. Our margins on license revenue have remained constant at 94% for the three months ended March 31, 2004 and 2003. Our margins on maintenance and service revenues were 28% and 21% for the three months ended March 31, 2004 and 2003, respectively. The improvement in maintenance and service gross margins is mainly the result of improvement in utilization rates for our service personnel. Our overall gross margins in the future will continue to depend on the mix of revenues between license and maintenance and service revenues.

     Total operating expenses increased 60% to $13.8 million for the three months ended March 31, 2004 from $8.7 million for the three months ended March 31, 2003. As a percentage of sales, total operating expenses increased to 84% for the three months ended March 31, 2004 from 66% for the three months ended March 31, 2003. The largest increase in operating expenses can be seen in sales and marketing which increased $2.8 million from the three months ended March 31, 2004 to the three months ended March 31, 2003 as a result of increased headcount and higher advertising and promotional activities. Research and development costs increased $1.0 million from the prior year quarter as a result of increased headcount and contract development work that was performed by Cezanne Software for the continuing development of our TruePerformance product. We expect total operating expenses to increase in absolute dollars in the future as we continue to expand our operations.

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

Allowance for Doubtful Accounts and Sales Return Reserve

     We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our balance sheets, totaled approximately $338,000 and $103,000 at March 31, 2004 and 2003, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debts experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.

     We generally guarantee that our services will be performed in accordance with the criteria agreed upon in the statement of work. Should these services not be performed in accordance with the agreed upon criteria, we would provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, Revenue Recognition When Right of Return Exists, management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if for any period actual returns differ from management’s judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our balance sheets, was approximately $915,000 and $246,000 at March 31, 2004 and 2003, respectively.

Stock-Based Compensation

     We have adopted SFAS 123, Accounting for Stock-Based Compensation, but in accordance with SFAS 123, we have elected not to apply fair value-based accounting for our employee stock option plans. Instead, we measure compensation expense for our employee stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, and related interpretations. We record deferred stock-based compensation to the extent the fair value of our common stock for financial accounting purposes exceeds the exercise price of stock options granted to employees on the date of grant, and amortize these amounts to expense using the accelerated method over the vesting schedule of the options, generally four years. For options granted after our initial public offering, the fair value of our common stock is the closing price on the date of grant. For options which were granted prior to our initial public offering, the deemed fair value of our common stock was determined by our board of directors. The board of directors determined the deemed fair value of our common stock by considering a number of factors, including, but not limited to, our operating performance, significant events in our history, issuances of our convertible preferred stock, trends in the broad market for technology stocks and the expected valuation we obtained in an initial public offering. We recorded deferred stock-based compensation of approximately $910,000 and $0 and amortization of such compensation of $1.7 million and $1.1 million in the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, we expect total stock-based compensation to be $5.7 million for fiscal 2004. Had different assumptions or criteria been used to determine the deemed fair value of the stock options, materially different amounts of stock compensation expenses could have been reported.

     As required by SFAS 123, as modified by SFAS 148, Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123, we provide pro forma disclosure of the effect of using the fair value-based method of measuring stock-based compensation expense. For purposes of the pro forma disclosure, we estimate the fair value of stock options issued to employees using the Black-Scholes option valuation model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected life of options and our expected stock price volatility. Therefore, the estimated fair value of our employee stock options could vary significantly as a result of changes in the assumptions used. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Income Taxes

     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carryforwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We provided a full valuation allowance against our net deferred tax assets at March 31, 2004. In the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the valuation allowance would increase net income in the period such determination was made. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.

Recent Accounting Pronouncements

     In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain investments (EITF 03-1), which addresses how to determine the meaning of other-than temporary for impairments and how that concept should be applied to investments accounted for under the cost method, the equity method, as either available-for-sale or held-to-maturity under SFAS 115 or in accordance with SFAS 124. The provision of EITF 03-1 are applicable to fiscal years ending after December 31, 2003. The adoption of EITF 03-1 did not have a material effect on our operating results or financial condition.

Results of Operations

     The following table sets forth certain consolidated statements of operations data expressed as a percentage of period over period growth and total revenues.

	Three Months Ended March 31,
	Percentage of	Percentage of
	Dollar Change	Total Revenues
	2004/2003	2004	2003
Revenues:
License revenues	(41%)	28%	59%
Maintenance and service revenues	120%	72%	41%

Total revenues	25%	100%	100%
Cost of revenues (as a percent of related revenues):
License revenues	(47%)	6%	6%
Maintenance and service revenues	102%	72%	79%

Total cost of revenues	86%	54%	36%

Gross profit	(9%)	46%	64%
Operating expenses:
Sales and marketing	80%	39%	27%
Research and development	37%	23%	21%
General and administrative	54%	12%	10%
Stock-based compensation	56%	11%	9%

Total operating expenses	60%	84%	66%
Operating loss	2,029%	(38%)	(2%)
Interest expense and other income, net	(354%)	1%	(1%)

Loss before provision for income taxes	1,538%	(37%)	(3%)
Provision for income taxes	0%	0%	0%

Net loss	1,531%	(37%)	(3%)

Comparison of the Three Months Ended March 31, 2004 and 2003

Revenues

     License Revenues. License revenues were $4.5 million for the three months ended March 31, 2004, a decrease of 41% from $7.7 million for the three months ended March 31, 2003. The decrease in license revenues was the result of us failing to close several expected transactions during the three months ended March 31, 2004.

     Maintenance and Service Revenues. Maintenance and service revenues were $11.9 million for the three months ended March 31, 2004, an increase of 120% from $5.4 million for the three months ended March 31, 2003. The increase in maintenance and service revenues was attributable to an increase in integration and configuration services for new customers and, to a lesser extent, increased maintenance fees associated with our larger customer base. We expect maintenance and service revenues to remain relatively constant in the second quarter of 2004.

Cost of Revenues and Gross Margin

     Cost of License Revenues. Cost of license revenues was approximately $263,000 for the three months ended March 31, 2004, a decrease of 47% from approximately $498,000 for the three months ended March 31, 2003. The decrease was attributable to less third-party royalty costs associated with the lower volume of license sales during the quarter partially offset by approximately $100,000 of amortization of the TruePerformance source code purchased in December 2003. As a percentage of license revenues, cost of license revenues was 6% for the three months ended March 31, 2004 and 2003.

     Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues were $8.6 million for the three months ended March 31, 2004, an increase of 102% from $4.3 million for the three months ended March 31, 2003. The increase was primarily due to $2.1 million of higher personnel costs associated with increased headcount, $1.1 million in higher fees paid to sub-contractors that we use to supplement our work force and approximately $743,000 in higher travel expenses relating to the increase in integration and configuration services. As a percentage of maintenance and service revenues, cost of maintenance and service revenues decreased to 72% for the three months ended March 31, 2004 from 79% for the three months ended March 31, 2003. The decrease as a percentage of maintenance and service revenues is attributable to higher utilization rates of service personnel who bill for their services on an hourly basis and fixed overhead costs being applied to a larger amount of revenues.

     Gross Margin. Our gross margin decreased to 46% for the three months ended March 31, 2004 from 64% for the three months ended March 31, 2003. The decrease in our gross margin is attributable primarily to the shift in revenue mix to lower margin maintenance and service revenues, which represented 72% of total revenues for the three months ended March 31, 2004, compared to 41% of total revenues for the three months ended March 31, 2003. In the future, we expect our gross margins to fluctuate depending on the mix of license versus maintenance and service revenues recorded.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses were $6.4 million for the three months ended March 31, 2004, an increase of 80% from $3.6 million for the three months ended March 31, 2003. Increases to our sales and marketing headcount led to an increase in personnel expense of $1.7 million. Marketing program fees increased by approximately $534,000 due to increased advertising and promotional activities. In addition, sales and marketing travel and other ancillary costs increased by approximately $414,000 due to the increased headcount of approximately 40 employees. Finally, facilities and other related costs increased approximately $152,000, primarily related to the opening of new offices in New York and Boston. We expect sales and marketing expenses to increase in the second quarter of 2004 primarily due to increased sales commissions to the sales force.

     Research and Development. Research and development expenses were $3.7 million for the three months ended March 31, 2004, an increase of 37% from $2.7 million for the three months ended March 31, 2003. The increase is primarily due to an increase in personnel expense of approximately $627,000 and increased contracting fees of approximately $435,000. The increase to our contracting fees was primarily attributable to contract development work that was performed by Cezanne Software during the three months ended March 31, 2004. We expect our research and development expenses to continue to increase slightly in the second quarter of 2004 as we further develop our products.

     General and Administrative. General and administrative expenses were $2.0 million for the three months ended March 31, 2004, an increase of 54% from $1.3 million for the three months ended March 31, 2003. The increase was primarily attributable to an increase of approximately $448,000 in personnel expense associated with increased headcount of approximately 10 employees and an increase of approximately $179,000 in professional fees related to being a public company. We expect general and administrative expenses to remain relatively constant in the second quarter of 2004.

     Stock-based Compensation. Stock-based compensation was $1.7 million for the three months ended March 31, 2004 compared with $1.1 million for the three months ended March 31, 2003. Total stock-based compensation expense for the three months ended March 31, 2003 consisted of approximately $952,000 of stock-based compensation recorded in connection with the issuance of Series G Preferred Stock, which was converted into 271,800 shares of our common stock upon our initial public offering, to certain of our executive officers and key employees at a discount to the deemed fair value of such stock for financial accounting purposes. Amortization of deferred stock-based compensation was $1.7 million and approximately $168,000 for the three months ended March 31, 2004 and 2003, respectively. We expect amortization of stock-based compensation to total approximately $1.7 million for the second quarter of 2004, $1.3 million for the third quarter of 2004 and approximately $950,000 for the fourth quarter of 2004.

Interest Expense and Other Income, Net

     Interest expense was approximately $79,000 for the three months ended March 31, 2004, a decrease of 18% from approximately $96,000 for the three months ended March 31, 2003. The decrease was primarily attributable to lower average outstanding debt balances in the three months ended March 31, 2004 compared with the three months ended March 31, 2003.

     Other income, net was approximately $272,000 for the three months ended March 31, 2004 compared with $20,000 for the three months ended March 31, 2003. The increase from the prior period is mainly due to the interest income generated from investments on the net proceeds received from our initial public offering in November 2003.

Provision for Income Taxes

     We recorded a provision for income taxes of approximately $25,000 for the three months ended March 31, 2004. The provision relates to state franchise and net worth taxes. At March 31, 2004, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized. For the three months ended March 31, 2003, no provision for income taxes was recorded due to our net loss position and no income was generated in non-U.S. tax jurisdictions.

Liquidity and Capital Resources

     As of March 31, 2004, we had $79.3 million of cash and cash equivalents and short-term investments and $72.5 million in net working capital.

     Net Cash Provided by/Used in Operating Activities. Net cash provided by operating activities was approximately $21,000 for the three months ended March 31, 2004 compared with cash used in operating activities of $3.8 million for the three months ended March 31, 2003. The significant cash receipts and outlays for the two periods are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Cash collections	$21,334	$10,638
Payroll related costs	(12,207)	(8,130)
Professional services costs	(4,253)	(2,165)
Employee expense reports	(1,998)	(1,254)
Facilities related costs	(828)	(691)
Third party royalty payments	(70)	(769)
Other	(1,957)	(1,395)

Net cash provided by (used in) operating activities	$21	$(3,766)

     Net Cash Used in Investing Activities. Cash used in investing activities was $12.6 million and approximately $9,000 for the three months ended March 31, 2004 and 2003, respectively. Our principal use of cash in investing activities during the three months ended March 31, 2004 was due to net purchases of investments of $11.8 million. Purchases of equipment, software, furniture and leasehold improvements were approximately $710,000 and $50,000 for the three months ended March 31, 2004 and 2003, respectively, to support the growth in our business. Based on our current plans, we expect our capital expenditure requirements for the remaining portion of fiscal 2004 will be approximately $2.3 million as we continue to invest in infrastructure to support our planned growth. Additionally, in May 2004, we made a $1.4 million payment to Cezanne Software in connection with the purchase of an assembled workforce. An additional payment of $350,000 is expected to be made in July 2004 subject to certain conditions.

     Net Cash Provided by Financing Activities. Cash used in financing activities was approximately $141,000 for the three months ended March 31, 2004, which was a result of long-term debt paydowns of approximately $188,000 partially offset by proceeds from stock option exercises of approximately $47,000. Cash provided by financing activities was $2.0 million for the three months ended March 31, 2003, consisting of net proceeds from our revolving line of credit of $1.7 million and net proceeds from the issuance of preferred stock of approximately $453,000. These increases were partially offset by long-term debt paydowns of approximately $216,000.

     In March 2004, we renewed our revolving line of credit that permits borrowings from time to time of up to $10.0 million bearing interest at the prime rate. The revolving line of credit expires in March 2005. The revolving line of credit requires us to maintain certain financial covenants. As of March 31, 2004, we were in compliance with all covenants. We have no off-balance sheet arrangements, with the exception of operating lease commitments, that have not been recorded in our condensed consolidated financial statements.

     We believe our existing cash and investment balances, credit facilities, and cash anticipated to be generated from operations will be sufficient to meet our anticipated short and long term cash requirements, debt obligations and operating lease commitments. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancement to existing products, the continuing market acceptance of our products and our ability to achieve and sustain profitability.

Factors That Could Affect Future Results

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

We have a history of losses, and we cannot assure you that we will achieve and sustain profitability.

     We incurred net losses of $19.1 million and $20.8 million for 2002 and 2001. Although we achieved annual profitability of approximately $835,000 in 2003, for the three months ended March 31, 2004, we had a net loss of $6.1 million. We have recently increased our expenses in the near term in order to expand our business and we expect this trend to continue. In addition, we expect to amortize $4.0 million in deferred stock-based compensation for the remainder of 2004. These increased expenses and charges will adversely affect our future operating results and may result in or contribute to net losses in future periods. Our results of operations will be harmed if our revenues do not increase at a rate equal to or greater than increases in our expenses. As a result, we cannot assure you that we will be able to achieve and sustain profitability on a quarterly or annual basis.

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

• the utilization rate of our professional services personnel and the degree to which we use third- party consulting services;

• changes in our pricing policies;

• timing of product development and new product initiatives;

• our ability to hire, train and retain sufficient sales and professional services staff; and

• changes in the mix of revenues attributable to higher-margin product license revenues as opposed to substantially lower-margin service revenues.

     For example, in the three months ended March 31, 2004, our license revenues were substantially lower than expected because several potential customers delayed purchases of our products due to their own acquisition activities and internal considerations. As a result, even though our total revenues were higher in the three months ended March 31, 2004 than they were in the prior year period, the increase was entirely due to the growth in lower margin maintenance and service revenues and we recorded a net loss for the period.

     In addition, we make assumptions and estimates as to the timing and amount of future revenues in budgeting our future operating costs and capital expenditures. Specifically, our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of such transactions. We aggregate these estimates periodically to generate our sales forecasts and then evaluate the forecasts to identify trends in our business. Because our costs are relatively fixed in the short term and a substantial portion of our license revenue contracts are completed in the latter part of a quarter, we may be unable to reduce our expenses to avoid or minimize the negative impact on our quarterly results of operations if our estimates prove inaccurate and our anticipated revenues are not realized as was the case in the first quarter of 2004. As a result, our quarterly results of operations could be worse than anticipated, which could adversely affect our stock price.

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

     The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

     For example, following our preliminary announcement of anticipated quarterly revenues and operating results in March 2004, our stock price declined dramatically. Any further adverse announcement about our business or adverse developments in our market, or the economy generally could cause our stock price to decline further.

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

     The delay or failure to complete sales in a particular quarter would reduce our revenues in that quarter, as well as any subsequent quarters over which revenues for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues. If we were to experience delays on one or more large orders, as we did in the three months ended March 31, 2004, it could again harm our ability to meet our forecasts for a given quarter.

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

     We have experienced, and expect to continue to experience, intense competition from a number of software companies. We compete principally with vendors of EIM software, enterprise resource planning software, and customer relationship management software. Our competitors may announce new products, services or enhancements that better meet the needs of customers or changing industry standards. Increased competition may cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

     Our maintenance and service revenues, which include fees for consulting, implementation, maintenance and training, were 72%, 48% and 63% of our revenues for the three months ended March 31, 2004 and fiscal years 2003 and 2002, respectively. Our maintenance and service revenues have substantially lower gross margins than our license revenues. The increase in the percentage of total revenues represented by maintenance and service revenues in the first quarter of 2004 adversely affected our overall gross margins and resulted in a net loss for the period. Failure to increase our higher margin license revenues in the future would again adversely affect our gross margin and operating results.

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

We will not be able to achieve or sustain sales growth if we do not attract, train or retain qualified sales personnel.

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

     In May 2004, we acquired a part of the development team of Cezanne Software in order to continue the development of our TruePerformance product. In addition, we may in the future acquire or make investments in other complementary companies, products, services and technologies. Such acquisitions and investments involve a number of risks, including:

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

     The consideration paid in connection with an investment or acquisition also affects our financial condition and operating results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs (such as of acquired in-process research and development costs) and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

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

     In September 2002, we hired Ronald J. Fior as our Chief Financial Officer. In June 2003, we hired Bertram W. Rankin as our Senior Vice President of Worldwide Marketing. In April 2004, we promoted Richard Furino to Vice President, North American Services and Support, Daniel J. Welch to Senior Vice President of EMEA and General Manager of TruePerformance and Christopher W. Cabrera to Senior Vice President, Operations.

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

If we are required to account for employee stock option and employee stock purchase plans using the fair value method, it could significantly increase our net loss and net loss per share.

     In March 2004, the Financial Accounting Standards Board released an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95, which would require all forms of share-based payments to employees, including employee stock options, to be treated the same as other forms of compensation by recognizing the related fair value cost in the income statement. Comments on the Exposure Draft are due by June 30, 2004. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants, when the Exposure Draft becomes effective, it could significantly increase our net loss and net loss per share.

We may expand our international operations but do not have substantial experience in international markets, and may not achieve the expected results.

     In May 2004, we acquired part of the development team of Cezanne Software, located in Bari, Italy, in order to enhance our TruePerformance product. We may in the future also further expand our international operations. Any international expansion would require substantial financial resources and a significant amount of attention from our management. International operations involve a variety of risks, particularly:

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

     Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of March 31, 2004. As a result, if some of these persons or entities act together, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours.

A substantial number of shares are eligible for sale or will be in the near future, which could cause our common stock price to decline significantly.

     Substantially all of our existing stockholders prior to our initial public offering are subject to lock-up agreements with the underwriters that restrict their ability to transfer their stock until May 18, 2004. After the lock-up agreements expire, an aggregate of approximately 18.3 million additional shares will be eligible for sale in the public market, subject in most cases to the limitations of either Rule 144 or Rule 701 under the Securities Act. In addition, Citigroup, on behalf of the underwriters, may in its sole discretion, at any time without notice, release all or any portion of the shares subject to the lock-up agreements, which would result in more shares being available for sale in the public market at earlier dates. Sales of common stock by existing stockholders in the public market, the availability of these shares for sale, our issuance of securities or the perception that any of these events might occur could materially and adversely affect the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities, that typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At March 31, 2004, the average maturity of our investments was nine months and all investment securities had maturities of less than twenty-four months. The following table presents certain information about our financial instruments at March 31, 2004 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
	1 Year	More than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sales securities	$38,189	$28,818	$67,007	$67,109
Weighted average interest rate	1.15%	1.95%

     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. In March 2004, we renewed our revolving line of credit for borrowings up to $10.0 million and outstanding term loans totaling $1.1 million. The revolving line of credit and term loans bear a variable interest rate based on the lender’s prime rate and prime rate plus 0.50%, respectively. The risk associated with fluctuating interest expense is limited to these debt instruments. We currently have no borrowings against our revolving line of credit. Due to our low amount of debt as of March 31, 2004, we do not believe that any change in the prime rate would have a significant impact on our interest expense.

     Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, German, Italian and Australian operations, are generally denominated in United States dollars. For the year ended March 31, 2004, we derived approximately 8% of our revenues from our international operations. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. We expect to continue to do a majority of our business in United States dollars. We have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

Item 4. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report of Callidus Software Inc. on Form 10-Q, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and designed to ensure that material information related to us and our consolidated subsidiaries would be made known to them by others within these entities.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     We have used and intend to continue to use the net proceeds of our initial public offering for working capital and general corporate purposes, including expanding our sales efforts, research and development and international operations. Pending use for these or other purposes, we have invested the net proceeds of the offering in interest-bearing, investment-grade securities.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description
10.2.1	Amendment No. 2 to OEM Partner Agreement with Cezanne Software, Inc. dated December 26, 2003

10.21	Severance and Change of Control Agreement with Richard D. Furino dated October 31, 2003

10.22	Loan Modification Agreement with Silicon Valley Bank dated March 8, 2004

31.1	302 Certifications

32.1	906 Certification

(b) Reports on Form 8-K

     On January 22, 2004, we filed a Current Report on Form 8-K with respect to a press release issued by us discussing our results of operations and financial condition for the fourth quarter 2003.

     On March 29, 2004, we filed a Current Report on Form 8-K with respect to a press release issued by us discussing the anticipated revenues and net loss for the fiscal quarter ending March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2004.

CALLIDUS SOFTWARE INC.

By:	/s/ RONALD J. FIOR

Ronald J. Fior, Chief Financial Officer,
Vice President, Finance

EXHIBIT INDEX

Exhibit
Number	Description
10.2.1	Amendment No. 2 to OEM Partner Agreement with Cezanne Software, Inc. dated December 26, 2003

10.21	Severance and Change of Control Agreement with Richard D. Furino dated October 31, 2003

10.22	Loan Modification Agreement with Silicon Valley Bank dated March 8, 2004

31.1	302 Certifications

32.1	906 Certification