Form 10-Q
period 2004-06-30
CALLIDUS SOFTWARE INC
filed 2004-08-06
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-50463

Callidus Software Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0438629 (I.R.S. Employer Identification Number)

Callidus Software Inc.
160 West Santa Clara Street, Suite 1500
San Jose, CA 95113
(Address of principal executive offices, including zip code)

(408) 808-6400
(Registrant’s Telephone Number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes ☐ No ☒

     There were 24,421,480 shares of the registrant’s common stock, par value $0.001, outstanding on August 4, 2004, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$27,907	$56,330
Short-term investments	42,070	23,936
Accounts receivable, net	10,107	14,850
Prepaids and other current assets	1,654	1,511

Total current assets	81,738	96,627
Property and equipment, net	3,612	2,721
Intangible assets, net	—	2,000
Other assets	1,520	851

Total assets	$86,870	$102,199

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$612	$694
Accounts payable	2,256	3,504
Accrued payroll and related expenses	5,066	3,638
Accrued expenses	5,248	3,542
Deferred revenue	6,805	7,930

Total current liabilities	19,987	19,308
Long-term debt, less current portion	221	520
Deferred rent	212	180
Long-term deferred revenue	297	693

Total liabilities	20,717	20,701

Stockholders’ equity:
Common stock	24	24
Additional paid-in capital	184,129	184,343
Deferred stock-based compensation	(4,372)	(9,328)
Notes receivable from stockholders	(83)	(83)
Accumulated other comprehensive income (loss)	(15)	288
Accumulated deficit	(113,530)	(93,746)

Total stockholders’ equity	66,153	81,498

Total liabilities and stockholders’ equity	$86,870	$102,199

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Revenues:
License revenues	$1,889	$8,895	$6,428	$16,603
Maintenance and service revenues	11,345	7,748	23,268	13,175

Total revenues	13,234	16,643	29,696	29,778
Cost of revenues:
License revenues	286	513	549	1,011
Maintenance and service revenues	8,384	5,999	16,994	10,270
Impairment of purchased technology	1,800	—	1,800	—

Total cost of revenues	10,470	6,512	19,343	11,281

Gross profit	2,764	10,131	10,353	18,497
Operating expenses:
Sales and marketing	5,345	5,210	11,745	8,764
Research and development	3,876	2,563	7,586	5,266
General and administrative	2,774	1,243	4,746	2,525
Impairment of intangible assets	1,994	—	1,994	—
Stock-based compensation (1)	2,721	272	4,465	1,392

Total operating expenses	16,710	9,288	30,536	17,947

Operating income (loss)	(13,946)	843	(20,183)	550
Interest expense	(16)	(161)	(95)	(257)
Interest and other income, net	272	27	544	47

Income (loss) before provision for income taxes	(13,690)	709	(19,734)	340
Provision for income taxes	25	172	50	172

Net income (loss)	$(13,715)	$537	$(19,784)	$168

Basic net income (loss) per share allocable to common stockholders	$(0.57)	$0.03	$(0.82)	$0.01

Diluted net income (loss) per share	$(0.57)	$0.03	$(0.82)	$0.01

Shares used in basic per share computation	24,204	1,443	24,095	1,423

Shares used in diluted per share computation	24,204	20,809	24,095	20,423

(1) Stock-based compensation consists of:
Cost of maintenance and service revenues	$193	$65	$441	$359
Sales and marketing	457	70	952	532
Research and development	311	75	669	320
General and administrative	1,760	62	2,403	181

Total stock-based compensation	$2,721	$272	$4,465	$1,392

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(19,784)	$168
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation & amortization	737	805
Amortization of intangible assets	359	—
Provision for doubtful accounts and sales returns	1,807	601
Stock-based compensation	4,465	1,392
Non-cash expenses associated with nonemployee options and warrants	68	145
Impairment of intangible assets	3,794	—
Net amortization on investments	354	—
Changes in operating assets and liabilities:
Accounts receivable	2,956	(7,823)
Prepaids and other current assets	(201)	(84)
Increase in other assets	(1,000)	—
Accounts payable	(1,249)	(360)
Accrued payroll and related expenses	1,233	223
Accrued expenses	1,407	(77)
Deferred revenue	(1,523)	2,723

Net cash used in operating activities	(6,577)	(2,287)

Cash flows from investing activities:
Purchase of investments	(29,858)	—
Proceeds from maturities and sales of investments	11,000	—
Purchases of property and equipment	(1,628)	(389)
Purchase of intangible assets	(1,621)	—
Decrease in deposits	332	113

Net cash used in investing activities	(21,775)	(276)

Cash flows from financing activities:
Borrowings on bank line of credit	—	10,358
Repayments of bank line of credit	—	(7,746)
Proceeds from long-term debt	—	289
Repayments of long-term debt	(381)	(436)
Net proceeds from issuance of preferred stock	—	453
Net proceeds from issuance of common stock	276	73

Net cash provided by (used in) financing activities	(105)	2,991

Effect of exchange rates on cash and cash equivalents	34	28

Net increase (decrease) in cash and cash equivalents	(28,423)	456
Cash and cash equivalents at beginning of period	56,330	12,833

Cash and cash equivalents at end of period	$27,907	$13,289

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$163	$50

Cash paid for interest	$35	$117

Noncash investing and financing activities:
Deferred stock-based compensation	$—	$4,518

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2003. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of June 30, 2004 and the three and six months ended June 30, 2004 and 2003 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Principles of Consolidation

     The consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the Company) in the United Kingdom, Germany, Australia and Italy. All intercompany transactions and balances have been eliminated in consolidation.

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

     Below is a summary of the changes in the Company’s valuation accounts for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Balance at
	beginning			Balance at
	of period	Provision	Write-offs	end of period
Allowance for doubtful accounts
Three months ended June 30, 2004	$338	$32	$—	$370
Three months ended June 30, 2003	103	—	—	103

Six months ended June 30, 2004	$187	$210	$(27)	$370
Six months ended June 30, 2003	129	(26)	—	103

	Balance at		Remediation
	beginning		Service	Balance at
	of period	Provision	Claims	end of period
Sales return reserve
Three months ended June 30, 2004	$915	$789	$(1,219)	$485
Three months ended June 30, 2003	246	218	(232)	232

Six months ended June 30, 2004	$647	$1,597	$(1,759)	$485
Six months ended June 30, 2003	152	627	(547)	232

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

     The following table illustrates the pro forma effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and six months ended June 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(13,715)	$537	$(19,784)	$168
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	2,721	272	4,465	1,392
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(4,178)	(518)	(7,192)	(1,678)

Pro forma net income (loss)	$(15,172)	$291	$(22,511)	$(118)

Basic net income (loss) per share, as reported	$(0.57)	$0.03	$(0.82)	$0.01

Pro forma basic net income (loss) per share	$(0.63)	$0.02	$(0.93)	$—

Diluted net income (loss) per share, as reported	$(0.57)	$0.03	$(0.82)	$0.01

Pro forma diluted net income (loss) per share	$(0.63)	$0.02	$(0.93)	$—

     The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2003		2004	2003
Stock Option Plans
Expected life (in years)	2.96	2.67		2.75	2.7
Risk-free interest rate	2.98%	1.77%		2.28%	1.82%
Volatility	77%	0	%(1)	80%	0	%(1)
Employee Stock Purchase Plan
Expected life (in years)	0.9	N/A	(2)	0.9	N/A	(2)
Risk-free interest rate	1.28%	N/A	(2)	1.28%	N/A	(2)
Volatility	70%	N/A	(2)	70%	N/A	(2)

(1)	The Company was a private company during the three and six months ended June 30, 2003 and, therefore, used a volatility of 0%.

(2)	The Company did not offer an Employee Stock Purchase Plan to its employees during the three and six months ended June 30, 2003. Accordingly, pro forma assumptions are not applicable.

     The estimated fair value of the Company’s stock-based awards to employees are based on a multiple-option valuation approach, with forfeitures being recognized as they occur, and amortized over the options’ vesting period of generally four years and the Company’s Employee Stock Purchase Plan’s one-year offering period.

     The per share weighted-average estimated fair value of stock options granted with exercise prices that equal fair value during the three and six month period ended June 30, 2004 was $3.61 and $6.93, respectively. There were no options granted with exercise prices that equal fair value during the three and six month period ended June 30, 2003. There were no options granted with exercise prices less than fair value during the three and six month period ended June 30, 2004. The per share weighted-average estimated fair value of stock options granted with exercise prices less than fair value during the three and six month period ended June 30, 2003 was $6.92 and $6.25, respectively. The per share weighted-average estimated value of share purchase rights under the Employee Stock Purchase Plan during the three and six month period ended June 30, 2004 was $13.10.

     In June 2004, the Company recorded stock-based compensation expense, net, of $1.1 million related to the modification of stock options associated with the resignation of the chief executive officer from the Company. The Company also reversed $1.1 million of unamortized deferred stock-based compensation as of June 30, 2004 related to unvested options held by our former chief executive officer that will be terminated.

     Net Income (Loss) Per Share

     Basic and diluted net income (loss) per share is calculated by dividing net income (loss) allocable to common stockholders for the period by the weighted average common shares outstanding during the period.

     Diluted net income (loss) per share does not include the effect of the following potential common shares because to do so would be antidilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Stock options	5,454	3,989	5,455	3,883
Warrants	14	29	14	347

Totals	5,468	4,018	5,469	4,230

     The weighted average exercise price of stock options excluded during the three and six months ended June 30, 2004 was $3.36 and $3.33, respectively, as compared to the weighted average exercise price of stock options excluded during the three and six months ended June 30, 2003 of $1.39 and $1.39, respectively. The weighted average exercise price of warrants excluded during the three and six months ended June 30, 2004 was $20.15 and $20.15, respectively, as compared to the weighted average exercise price of warrants excluded during the three and six months ended June 30, 2003 of $15.08 and $7.26, respectively.

     Basic net income (loss) per common share is generally calculated by dividing net income (loss) by the weighted average number of common shares outstanding. However, due to the Company’s issuance of convertible preferred stock (Preferred Stock), which contained certain participation rights, Emerging Issues Task Force Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings” (Topic D-95) requires those securities to be included in the computation of basic net income (loss) per share if the effect is dilutive. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic net income (loss) per share may be calculated using either the if-converted method or the two-class method. Under the basic if-converted method, the dilutive effect of the Preferred Stock’s participation rights on net income (loss) per share cannot be less than the amount that would result from the application of the two-class method of computing net income (loss) per share. The Company elected to use the two-class method in calculating basic net income (loss) per share until the conversion of Preferred Stock occurred in November 2003.

     A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss) attributable to common stockholders	$(13,715)	$537	$(19,784)	$168
Amount allocable to common stockholders (1)		8%		8%

Prorated rights to undistributed income allocable to common stockholders		$43		$13

Denominator:
Basic:
Weighted average common shares outstanding	24,204	1,443	24,095	1,423

Basic net income (loss) per share	$(0.57)	$0.03	$(0.82)	$0.01

(1) Weighted average common shares outstanding		1,443		1,423
Weighted average additional common shares assuming conversion of Preferred Stock		15,932		15,808

Weighted average common shares assuming conversion of Preferred Stock		17,375		17,231

Amount allocable to common stockholders		8%		8%

Diluted:
Weighted average common shares outstanding	24,204	1,443	24,095	1,423
Weighted average dilutive effect of convertible preferred stock	—	15,932	—	15,808
Weighted average dilutive effect of common stock options	—	2,971	—	2,791
Weighted average dilutive effect of warrants	—	463	—	401

Denominator on diluted calculation	24,204	20,809	24,095	20,423

Diluted net income (loss) per common share	$(0.57)	$0.03	$(0.82)	$0.01

     Reclassifications

     Certain amounts in prior period condensed consolidated financial statements have been reclassified to conform with the current period’s presentation.

2. Investments

     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated financial statements. Interest and amortization of premiums and discounts for debt securities are included in interest and other income, net, in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. At June 30, 2004, all investment securities had maturities of less than 24 months. The components of the Company’s debt and marketable equity securities as of June 30, 2004 were as follows (in thousands):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities and preferred stock	$11,925	$—	$—	$11,925
Corporate notes and obligations	19,917	—	(124)	19,793
Municipal obligations	9,550	—	—	9,550
US government and agency obligations	21,000	—	(220)	20,780

Investments in debt and equity securities	$62,392	$—	$(344)	$62,048

June 30,
2004
Recorded as:
Cash equivalents	$19,978
Short-term investments	42,070

$62,048

     In the six months ended June 30, 2004, the Company received $11.0 million from the sale of available-for-sales securities. There were no realized gains or losses on the sales of these securities.

3. Intangible Assets and Impairment of Intangible Assets

     Intangible Assets

     In December 2003, the Company purchased a non-exclusive, fully-paid, royalty-free license to copy, create, modify, and enhance the source code for its TruePerformance product from Cezanne Software (Cezanne), a privately held software company specializing in the development and design of compensation management software. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, as the TruePerformance product had reached technological feasibility, the $2.0 million purchase price was recorded as capitalized software costs and included in intangible assets in the accompanying condensed consolidated balance sheet. The Company had amortized approximately $100,000 and $200,000 of these capitalized software costs to cost of license revenues during the three and six months ended June 30, 2004, respectively, using the straight-line method over a five year product useful life.

     In May 2004, the Company acquired approximately 20 software development and supporting employees, assumed certain employee-related liabilities and received a five month favorable lease from Cezanne for a purchase price of $2.2 million. The purchase price was allocated to the respective assets acquired according to their respective fair values.

     The total purchase price to acquire the assembled workforce is as follows (in thousands):

Cash paid to Cezanne Software	$1,679
Assumption of liabilities	$203
Transaction costs and expenses	268

$2,150

     The purchase price allocation is as follows (in thousands):

Assembled workforce	$2,040
Favorable lease	110

Total intangible assets	$2,150

     The Company amortized approximately $115,000 of the assembled workforce as a research and development expense during the three and six months ended June 30, 2004 using the straight-line method over the estimated useful life of three years. The Company amortized approximately $44,000 of the favorable lease as a research and development expense during the three and six months ended June 30, 2004.

     Impairment of Intangible Assets

     As discussed in Note 8, the Company announced the discontinuance of its TruePerformance product in July 2004. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company determined the intangible assets acquired from Cezanne qualified as an asset group. Accordingly, the Company compared the carrying amount of the asset group to its estimated undiscounted future cash flows as of June 30, 2004. Based on this assessment, the Company determined the asset group had no value and recorded an impairment charge for the three and six months ended June 30, 2004 of $1.8 million recorded as cost of revenues and $2.0 million as an operating expense. The $1.8 million impairment related to the unamortized capitalized software costs as of June 30, 2004. The $2.0 million impairment consisted of a $1.9 million impairment of the assembled workforce and approximately $66,000 impairment of the favorable lease.

4. Debt

     In March 2004, the Company renewed its master loan and security agreement (Master Agreement) that included a revolving line of credit and two term loans. The renewed Master Agreement increased the Company’s borrowings amount to $10.0 million bearing interest at the prime rate. The interest rate on the two existing term loans was lowered to the prime rate plus 0.05%. The Master Agreement expires in March 2005. The Master Agreement requires us to maintain certain financial covenants. As of June 30, 2004, we were in compliance with all covenants.

5. Commitments and Contingencies

     In March 2002, the Company received a copy of a complaint filed by Gordon Food Service (GFS) in the United States District Court for the Western District of Michigan alleging breach of contract and misrepresentation in connection with software purchased by GFS and seeking monetary damages. Following a transfer of venue, GFS filed an amended complaint in the United States District Court for the Northern District of California in September 2003, adding several California state law claims, including intentional misrepresentation and unfair competition. In October 2003, the Company filed an answer to the amended complaint. In June 2004, the parties entered into a mutual confidential settlement of the litigation which included, among other things, consideration paid by the Company and the dismissal with prejudice of all claims by GFS. The Company recorded an expense of approximately $450,000 in general and administrative expenses during the three months ended June 30, 2004 related to the settlement of this matter.

     In July 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California against Callidus Software Inc. and certain of its present and former executives and directors. The suit alleges that Callidus and these executives and directors made false or misleading statements or omissions in violation of federal securities laws. The suit seeks damages on behalf of a purported class of individuals who purchased Callidus stock during the period from November 19, 2003 through June 23, 2004. In July 2004, a derivative lawsuit was also filed against the Company and certain of its present and former directors and officers. The derivative complaint alleges state law claims relating to the matters alleged in the purported class action complaint referenced above. The Company believes that the claims are without merit and intends to vigorously defend against these claims.

     In July 2004, in connection with the discontinuance of the TruePerformance product discussed in Note 8, the Company recorded an accrual for a TruePerformance related claim which reduced maintenance and service revenues by approximately $775,000.

     In addition, the Company is from time to time a party to various other litigation matters incidental to the conduct of its business, none of which, at the present time is likely to have a material adverse effect on the Company’s future financial results.

6. Segment, Geographic and Customer Information

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

Geographic Information:

     Total revenues consist of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States	$11,882	$15,465	$27,025	$27,218
Europe	853	1,020	1,663	1,943
Asia Pacific	499	158	1,008	617

	$13,234	$16,643	$29,696	$29,778

Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

     Significant customers (including resellers when product is sold through them to an end user) as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Customer 1	23%	31%	20%	30%
Customer 2	11%	—	—	—
Customer 3	—	10%	—	—

7. Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income (loss), unrealized gains (losses) on investments and foreign currency translation adjustments. Comprehensive income (loss) is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(13,715)	$537	$(19,784)	$168
Other comprehensive income (loss)
Change in accumulated unrealized loss on investments,net	(450)	—	(371)	—
Change in cumulative translation adjustments	7	27	68	26

Comprehensive income (loss)	$(14,158)	$564	$(20,087)	$194

8. Subsequent Event

     In July 2004, the Company completed the second payment of approximately $329,000 in connection with the acquisition of the assembled workforce from Cezanne Software.

     In July 2004, the Company announced the discontinuance of its TruePerformance product. A formal plan to close down related operations was adopted in July and is expected to be completed during the third quarter of 2004 consisting mainly of the termination of related employees. The Company expects to record between $700,000 and $1.1 million for expenses related to the discontinuance of its TruePerformance product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 and with the condensed consolidated financial statements and the related notes hereto contained elsewhere in this Quarterly Report on Form 10-Q . This section of the Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: cost savings from the discontinuance of the TruePerformance product, changes in expected maintenance and service revenues and gross margins, future operating expense levels, operating expenses; the impact of quarterly fluctuations of revenue and operating results; levels of capital expenditure; staffing and expense levels; expected future cash outlays and the adequacy of our capital resources to fund operations and growth. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. Many of these trends and uncertainties are described in “Factors That Could Affect Future Results” set forth elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview of the Results for the Three and Six Months Ended June 30, 2004

     The first half of 2004 has posed many challenges for Callidus Software. While our maintenance and service revenues have largely met our expectations for the period, our product license revenues were substantially below our expectations for the period and for the prior year period. For the three and six months ended June 30, 2004, license revenues were $1.9 million and $6.4 million, respectively, compared to $8.9 million and $16.6 million, respectively, for the prior year periods. We do not expect our license revenues to return to 2003 levels in the foreseeable future.

     As a percent of total revenues, license revenues fell to 14% and 22% for the three and six months ended June 30, 2004 compared with 53% and 56%, respectively, for the prior year periods. This shift in revenue mix, coupled with a $1.8 million impairment charge to cost of revenues related to the discontinuation of our TruePerformance product, caused our overall gross margins to decline to 21% and 35% for the three and six months ended June 30, 2004, respectively, compared with 61% and 62%, respectively, for the prior year periods. Our overall gross margins in the future will continue to depend, in large part, on the mix of revenues between license and maintenance and service revenues, and we expect maintenance and service revenues to continue to make up a substantial portion of our revenues in future quarters.

     Total operating expenses increased 80% to $16.7 million for the three months ended June 30, 2004 from $9.3 million for the three months ended June 30, 2003, and 70% to $30.5 million for the six months ended June 30, 2004 from $17.9 million for the six months ended June 30, 2003. The increase in operating expenses is mainly due to increased headcount during the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. Other expense increases during the three and six months ended June 30, 2004 include costs associated with the contract development work performed by Cezanne Software prior to the acquisition of the assembled workforce, a $2.0 million impairment charge of intangible assets in June 2004 as a result of our decision to discontinue the TruePerformance product, and increased costs associated with being a public company. Finally, in addition to our normal amortization of deferred stock-based compensation, we recorded $1.1 million in stock-based compensation expense, net, in June 2004 related to a separation arrangement with our former chief executive officer, as compared to a $952,000 stock-based compensation expense associated with the sale of preferred stock to certain of our employees in the six months ended June 30, 2003.

     Given our lowered expectations for license revenues for the remainder of 2004, we are reducing our headcount by approximately 40 employees and intend to closely monitoring discretionary spending. However, notwithstanding these measures, we currently expect to incur net losses for the remainder of 2004.

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

     Certain arrangements result in the payment of customer referral fees to third parties that resell our software products. In these arrangements, license revenues are recorded, net of such referral fees, at the time the software license has been delivered to a third-party reseller and an end-user customer has been identified. To the extent a referral fee is paid to a third party when we sell directly to the end-user, the referral fee is netted against service revenues.

Allowance for Doubtful Accounts and Sales Return Reserve

     We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our balance sheets, totaled approximately $370,000 and $103,000 at June 30, 2004 and 2003, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debts experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.

     We generally guarantee that our services will be performed in accordance with the criteria agreed upon in the statement of work. Should these services not be performed in accordance with the agreed upon criteria, we would provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, Revenue Recognition When Right of Return Exists, management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if for any period actual returns differ from management’s judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our balance sheets, was approximately $485,000 and $232,000 at June 30, 2004 and 2003, respectively.

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

     We recorded deferred stock-based compensation of approximately $0 and $4.5 million in the six months ended June 30, 2004 and 2003, respectively. Stock-based compensation was $2.7 million and $4.5 million for the three and six months period ended June 30, 2004, compared with the stock-based compensation of approximately $272,000 and $1.4 million for the three and six months period ended June 30, 2003. During the three months ended June 30, 2004, stock-based compensation included a compensation expense, net, of $1.1 million related to the modification of stock options associated with the resignation of our former president and chief executive officer and reversed $1.1 million of unamortized deferred stock based compensation related to unvested stock options that will be terminated. As of June 30, 2004, we expect to amortize $1.0 million and approximately $692,000 for the three months ended September 30, 2004 and December 31, 2004, respectively. Had different assumptions or criteria been used to determine the deemed fair value of the stock options, materially different amounts of stock compensation expenses could have been reported.

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

Income Taxes

     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carryforwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We provided a full valuation allowance against our net deferred tax assets at June 30, 2004. In the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the valuation allowance would increase net income in the period such determination was made. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.

Recent Accounting Pronouncements

     In June 2004, the Emerging Issues Task Force (EITF) issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), which provides guidance with respect to determining the meaning of “other-than temporary” for impairments and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, including investments accounted for under the cost method. The provisions of EITF 03-1 are applicable to reporting periods beginning after June 15, 2004. We do not believe that the adoption of EITF 03-1 will have a material effect on our operating results or financial condition.

Results of Operations

     The following table sets forth certain consolidated statements of operations data expressed as a percentage of period over period growth and total revenues.

	Three Months Ended June 30,			Six Months Ended June 30,
	Percentage of	Percentage of		Percentage of	Percentage of
	Dollar change	Total revenues		Dollar change	Total revenues
	2004/2003	2004	2003	2004/2003	2004	2003
Revenues:
License revenues	(79%)	14%	53%	(61%)	22%	56%
Maintenance and service revenues	46%	86%	47%	77%	78%	44%

Total revenues	(20%)	100%	100%	(0%)	100%	100%
Cost of revenues (as a percent of related revenues):
License revenues	(44%)	15%	6%	(46%)	9%	6%
Maintenance and service revenues	40%	74%	77%	65%	73%	78%
Impairment of purchased technology	100%	NM	NM	100%	NM	NM

Total cost of revenues	61%	79%	39%	71%	65%	38%

Gross profit	(73%)	21%	61%	(44%)	35%	62%

Operating expenses:
Sales and marketing	3%	40%	31%	34%	40%	29%
Research and development	51%	29%	15%	44%	26%	18%
General and administrative	123%	21%	7%	88%	16%	8%
Impairment of intangible assets	100%	15%	0%	100%	7%	0%
Stock-based compensation	900%	21%	2%	221%	15%	5%

Total operating expenses	80%	126%	56%	70%	103%	60%
Operating income (loss)	(1,754%)	(105%)	5%	(3,770%)	(68%)	2%
Interest expense and other income, net	(291%)	2%	(1%)	(314%)	2%	(1%)

Income (loss) before provision for income taxes	(2,031%)	(103%)	4%	(5,904%)	(66%)	1%
Provision for income taxes	(85%)	0%	1%	(71%)	0%	1%

Net income (loss)	(2,654%)	(103%)	3%	(11,876%)	(66%)	1%

NM = Not Meaningful

Comparison of the Three and Six Months Ended June 31, 2004 and 2003

Revenues

     License Revenues. License revenues were $1.9 million for the three months ended June 30, 2004, a decrease of 79% from $8.9 million for the three months ended June 30, 2003, and $6.4 million for the six months ended June 30, 2004, a decrease of 61% from $16.6 million for the six months ended June 30, 2003. We continue to experience longer selling cycles and delays in closing transactions.

     Maintenance and Service Revenues. Maintenance and service revenues were $11.3 million for the three months ended June 30, 2004, an increase of 46% from $7.7 million for the three months ended June 30, 2003, and $23.3 million for the six months ended June 30, 2004, an increase of 77% from $13.2 million for the six months ended June 30, 2003. The increase in maintenance and service revenues was attributable to an increase in integration and configuration services for new customers and, to a lesser extent, increased maintenance fees associated with our larger customer base. The increase during the three and six months ended June 30, 2004, was partially offset by an accrual we recorded for a TruePerformance related claim which reduced maintenance and service revenues by approximately $775,000. We expect maintenance and service revenues to decrease slightly in the third quarter of 2004.

Cost of Revenues and Gross Margin

     Cost of License Revenues. Cost of license revenues was approximately $286,000 for the three months ended June 30, 2004, a decrease of 44% from approximately $513,000 for the three months ended June 30, 2003, and approximately $549,000 for the six months ended June 30, 2004, a decrease of 46% from $1.0 million for the six months ended June 30, 2003. The decrease was attributable to less third-party royalty costs associated with the lower volume of license sales during the quarter partially offset by approximately $100,000 of amortization per quarter during 2004 of the TruePerformance source code purchased in December 2003. As a percentage of related revenue, cost of license revenues increased to 15% and 9% for the three and six months ended June 30, 2004 compared to 6% for both the three and six months ended June 30, 2003, which was driven by the amortization of the TruePerformance source code in the first half of 2004.

     Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues was $8.4 million for the three months ended June 30, 2004, an increase of 40% from $6.0 million for the three months ended June 30, 2003, and $17.0 million for the six months ended June 30, 2004, an increase of 65% from $10.3 million for the six months ended June 30, 2003. The increase was primarily due to increased headcount and increased sub-contractor fees used to supplement our workforce. Personnel costs increased $1.5 million during the three months ended June 30, 2004 compared to the three months ended June 30, 2003, and $3.5 million during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Professional fees, primarily consisting of sub-contractor fees, increased approximately $384,000 during the three months ended June 30, 2004 compared to the three months ended June 30, 2003, and $1.4 million during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The remaining approximately $516,000 and $1.8 million increase during the three and six months ended June 30, 2004, respectively, from the comparable periods in 2003 is primarily due to higher travel expenses. As a percentage of related revenue, cost of maintenance and service revenues decreased to 74% and 73% for the three and six months ended June 30, 2004 compared with 77% and 78% for the three and six months ended June 30, 2003, which was driven by higher utilization rates.

     Impairment of Purchased Technology. As a result of our decision to discontinue the TruePerformance product, we recorded an impairment charge equal to the remaining balance of the purchased source code of $1.8 million during the three months ended June 30, 2004.

     Gross Margin. Our gross margin decreased to 21% for the three months ended June 30, 2004 from 61% for the three months ended June 30, 2003, and decreased to 35% for the six months ended June 30, 2004 from 62% for the six months ended June 30, 2003. The decrease in our gross margin is attributable primarily to the shift in revenue mix to lower margin maintenance and service revenues, which represented 86% and 78% of total revenues for the three and six months ended June 30, 2004, respectively, compared to 47% and 44% of total revenues for the three and six months ended June 30, 2003. In the future, we expect our gross margins to fluctuate depending on the mix of license versus maintenance and service revenues recorded.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses were $5.3 million for the three months ended June 30, 2004, an increase of 3% from $5.2 million for the three months ended June 30, 2003, and $11.7 million for the six months ended June 30, 2004, an increase of 34% from $8.8 million for the six months ended June 30, 2003.

     Increases to our sales and marketing headcount led to an increase in personnel expense of $1.0 million during the three months ended June 30, 2004 compared to the three months ended June 30, 2003, and $2.5 million during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. These increases were offset by a reduction in total commission expense of $1.5 million during the three months ended June 30, 2004 compared to the three months ended June 30, 2003, and $1.3 million during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 as a result of the lower product sales. Marketing program fees increased by approximately $247,000 during the three months ended June 30, 2004 compared to the three months ended June 30, 2003, and increased approximately $740,000 during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     The remaining approximately $353,000 and approximately $960,000 increase in sales and marketing expense during the three and six months ended June 30, 2004, respectively, from the comparable periods in 2003 is due to higher travel and other ancillary costs from higher headcount and the opening of new offices in New York and Boston during the first quarter of 2004. Excluding the effect of sales commissions, which are directly related to sales volume, we expect sales and marketing expenses to decrease in the third quarter of 2004 due to cost reduction efforts in headcount and marketing programs.

     Research and Development. Research and development expenses were $3.9 million for the three months ended June 30, 2004, an increase of 51% from $2.6 million for the three months ended June 30, 2003, and $7.6 million for the six months ended June 30, 2004, an increase of 44% from $5.3 million for the six months ended June 30, 2003. The increase is primarily due to an increase in headcount and expenses related to the acquisition of the assembled workforce from Cezanne Software. Personnel expenses increased approximately $665,000 during the three months ended June 30, 2004 compared to the three months ended June 30, 2003, and $1.3 million during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The personnel expenses during the three months ended June 30, 2004 include the expenses related to the employees acquired from Cezanne Software. Additional expenses related to the acquisition of our assembled workforce increased research and development expense by approximately $635,000 and $1.0 million for the three and six months ended June 30, 2004, respectively. These additional expenses primarily include contract development work performed by Cezanne Software prior to the acquisition, amortization of the intangible assets and travel expenses. We expect our research and development expenses to decrease in the third quarter of 2004 as we discontinue the development of our TruePerformance product in an effort to reduce costs.

     General and Administrative. General and administrative expenses were $2.8 million for the three months ended June 30, 2004, an increase of 123% from $1.2 million for the three months ended June 30, 2003, and $4.7 million for the six months ended June 30, 2004, an increase of 88% from $2.5 million for the six months ended June 30, 2003. Personnel costs increased approximately $288,000 during the three months ended June 30, 2004 compared to the three months ended June 30, 2003, and approximately $735,000 during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. During the three and six months ended June 30, 2004, we incurred approximately $450,000 of expense related to the settlement of the Gordon Food Service settlement and approximately $125,000 of expense related to separation costs to be paid to our former chief executive officer. The remaining approximately $737,000 and approximately $890,000 increase during the three and six months ended June 30, 2004, respectively, from the comparable periods in 2003 is primarily due to legal expenses and other professional fees related to being a public company. We expect general and administrative expenses to decrease in the third quarter of 2004 primarily due to a decrease in legal fees from the settlement of the Gordon Food Service litigation.

     Impairment of Intangible Assets. As a result of our decision to discontinue the TruePerformance product, we impaired the remaining balance of the purchased assembled workforce of $1.9 million and approximately $66,000 of a favorable lease during the three months ended June 30, 2004.

     Stock-based Compensation. Stock-based compensation was $2.7 million for the three months ended June 30, 2004, compared with $272,000 for the three months ended June 30, 2003, and $4.5 million for the six months ended June 30, 2004 compared with $1.4 million for the six months ended June 30, 2003. Total stock-based compensation expense for the three and six months ended June 30, 2004 included $1.1 million of compensation expense, net, related to the modification of stock options associated with the resignation of our former president and chief executive officer. Total stock-based compensation expense for the six months ended June 30, 2003 included approximately $952,000 of stock-based compensation recorded in connection with the issuance of Series G Preferred Stock, which was converted into 271,800 shares of our common stock upon our initial public offering, to certain of our executive officers and key employees at a discount to the deemed fair value of such stock for financial accounting purposes. Amortization of deferred stock-based compensation was approximately $997,000 and $2.7 million for the three and six months ended June 30, 2004, respectively, compared with approximately $272,000 and approximately $440,000 for the three and six months ended June 30, 2003. We expect amortization of stock-based compensation to total approximately $1.0 million for the third quarter of 2004 and approximately $692,000 for the fourth quarter of 2004.

Interest Expense and Interest and Other Income, Net

     Interest expense was approximately $16,000 for the three months ended June 30, 2004 compared with approximately $161,000 for the three months ended June 30, 2003, and approximately $95,000 for the six months ended June 30, 2004 compared with approximately $257,000 for the six months ended June 30, 2003. The decrease was primarily attributable to lower average outstanding debt balances in the three and six months ended June 30, 2004 compared with the three and six months ended June 30, 2003.

     Interest and other income, net was approximately $272,000 for the three months ended June 30, 2004 compared with approximately $27,000 for the three months ended June 30, 2003, and approximately $544,000 for the six months ended June 30, 2004 compared with approximately $47,000 for the six month ended June 30, 2003. The increase during the three and six months ended June 30, 2004 was primarily attributable to the interest income generated from investments on the net proceeds received from our initial public offering in November 2003.

Provision for Income Taxes

     Provision for income taxes was approximately $25,000 for the three months ended June 30, 2004 compared with approximately $172,000 for the three months ended June 30, 2003, and approximately $50,000 for the six months ended June 30, 2004 compared with $172,000 for the six months ended June 30, 2003. The provision for the six months ended June 30, 2004 relates primarily to state franchise and net worth taxes. At June 30, 2004, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized. The provision for the six months ended June 30, 2003 relates to income taxes payable on income generated in non-U.S. tax jurisdictions and state and federal income taxes payable due to limits on the amount of net operating losses that may be applied against income generated in 2003 under temporary tax regulations.

Liquidity and Capital Resources

     As of June 30, 2004, we had $70.0 million of cash and cash equivalents and short-term investments and $61.8 million in net working capital.

     Net Cash Used in Operating Activities. Net cash used in operating activities was $6.6 million and $2.3 million for the six months ended June 30, 2004 and 2003, respectively. The significant cash receipts and outlays for the two periods are as follows (in thousands):

	Six Months Ended June 30,
	2004	2003
Cash collections	$34,067	$25,782
Payroll related costs	(22,526)	(16,935)
Professional services costs	(8,825)	(4,246)
Employee expense reports	(3,878)	(2,490)
Facilities related costs	(1,835)	(1,497)
Third-party royalty payments	(1,189)	(1,042)
Other	(2,391)	(1,859)

Net cash used in operating activities	$(6,577)	$(2,287)

     For the remainder of 2004, we expect to make additional severance payments ranging between $700,000 and $1.1 million for expenses related to discontinuing the TruePerformance product.

     Net Cash Used in Investing Activities. Cash used in investing activities was $21.8 million and approximately $276,000 for the six months ended June 30, 2004 and 2003, respectively. Our use of cash in investing activities during the six months ended June 30, 2004 was primarily due to net purchases of investments of $18.9 million.

     Purchases of equipment, software, furniture and leasehold improvements were $1.6 million and approximately $389,000 for the six months ended June 30, 2004 and 2003, respectively. Based on our current plans, we expect our equipment, software, furniture and leasehold improvement requirements for the remaining portion of fiscal 2004 to be less than the first six months of June 30, 2004 as a result of anticipated lower headcount levels. Additionally, in May 2004, we paid $1.6 million in connection with the purchase of an assembled workforce from Cezanne Software and associated transaction costs and an additional payment of approximately $329,000 in July 2004.

     Net Cash Provided by Financing Activities. Cash used in financing activities was approximately $105,000 for the six months ended June 30, 2004, which was a result of long-term debt paydowns of approximately $381,000, partially offset by proceeds from stock option exercises of approximately $276,000. Cash provided by financing activities was $3.0 million for the six months ended June 30, 2003, consisting of net proceeds from our revolving line of credit of $2.6 million, borrowings on equipment financing loans of approximately $289,000 and net proceeds from the issuance of preferred stock and stock option exercises of approximately $526,000. These increases were partially offset by long-term debt paydowns of approximately $436,000.

     In March 2004, we renewed our revolving line of credit that permits borrowings from time to time of up to $10.0 million bearing interest at the prime rate. The revolving line of credit expires in March 2005. The revolving line of credit requires us to maintain certain financial covenants. As of June 30, 2004, we were in compliance with all covenants. We have no off-balance sheet arrangements, with the exception of operating lease commitments, that have not been recorded in our condensed consolidated financial statements.

     We believe our existing cash and investment balances, credit facilities, and cash anticipated to be generated from operations will be sufficient to meet our anticipated short and long term cash requirements, debt obligations and operating lease commitments. Our future capital requirements will depend on many factors, including our ability to achieve revenue growth, the timing and extent of spending to support product development efforts, sales and marketing activities, the timing of introductions of new products and enhancement to existing products, the continuing market acceptance of our products and our ability to achieve and sustain profitability.

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

     We incurred net losses of $19.1 million and $20.8 million for 2002 and 2001. Although we had net income of approximately $835,000 in 2003, for the six months ended June 30, 2004, we had a net loss of $19.8 million. In light of our lower expectations for license revenues, we are taking steps to reduce our expense levels to better track with our revenues. In addition, we expect to amortize $1.0 million and approximately $692,000 in stock-based compensation for the three months ended September 30, 2004 and December 31, 2004, respectively. We expect to incur net losses for the remainder of 2004 and cannot assure you that we will be able to achieve and sustain profitability on a quarterly or annual basis. If we cannot reduce our expenses to better align with our expected revenues, our future results of operations and financial condition will be harmed.

Our quarterly revenues and operating results can be difficult to predict and can fluctuate substantially, which may harm our results of operations.

     Our revenues, particularly our license revenues, are difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. For example, in the three and six months ended June 30, 2004, our license revenues were substantially lower than expected due to delays in purchasing by our customers and failures to close transactions resulting in a net loss for the periods.

     These factors include:

• The discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

• competitive conditions in our industry, including new products, product announcements and special pricing offered by our competitors;

• customers’ concerns regarding Sarbanes-Oxley Section 404 compliance and implementing large, enterprise-wide deployments of our products;

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

     In addition, we make assumptions and estimates as to the timing and amount of future revenues in budgeting our future operating costs and capital expenditures. Specifically, our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of such transactions. We aggregate these estimates periodically to generate our sales forecasts and then evaluate the forecasts to identify trends in our business. Although we will be looking to reduce our expenses for future quarters to better align our costs with expected revenues, our costs are relatively fixed in the short term and a substantial portion of our license revenue contracts are completed in the latter part of a quarter. As a result, our quarterly results of operations could be worse than anticipated, which could adversely affect our stock price.

Our quarterly license revenues are dependent on a relatively small number of transactions involving sales of our products to new customers, and any delay or failure in closing one or more of these transactions could adversely affect our results of operations.

     Our quarterly license revenues are dependent upon a relatively small number of transactions involving sales of our products to new customers, and to date recurring license revenues from existing customers have not comprised a substantial part of our revenues. As such, even minor variations in the rate and timing of conversion of our sales prospects into revenues could result in our failure to meet revenue objectives in future periods, as has been the case in the first half of 2004. In addition, based upon the terms of our customer contracts, we recognize the bulk of our license revenues for a given sale either at the time we enter into the agreement and deliver the product, or over the period in which we perform any services that are essential to the functionality of the product. Unexpected changes in contractual terms late in the negotiation process or changes in the mix of contracts we enter into could therefore materially and adversely affect our license revenues in a quarter. Delays or reductions in the amount of customers’ purchases would adversely affect our revenues, results of operations and financial condition and could cause our stock price to decline.

Our stock price is likely to remain volatile.

     The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•	Our operating performance and the performance of other similar companies;

•	changes in our management team;

•	developments with respect to intellectual property rights;

•	publication of research reports about us or our industry by securities analysts;

•	speculation in the press or investment community;

•	terrorist acts; and

•	announcements by us or our competitors of significant contracts, results of operations, projections, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments.

     For example, following our preliminary announcement of anticipated quarterly revenues and operating results in March 2004, and the resignation of our chief executive officer and our announcement regarding operating results for the quarter ended June 30, 2004, our stock price declined dramatically. Any further adverse announcement about our business or adverse developments in our market, or the economy generally could cause our stock price to decline further.

Our products have long sales cycles, which make it difficult to plan our expenses and forecast our results.

     The sales cycles for our products have historically been between six and nine months for the majority of our sales, and in some cases have taken a year or longer. However, we have recently been experiencing lengthening of our selling cycles. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan our expenditures accordingly. The period between our initial contact with a potential customer and its purchase of our products and services is relatively long due to several factors, including:

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

     The delay or failure to complete sales in a particular quarter would reduce our revenues in that quarter, as well as any subsequent quarters over which revenues for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues. If we were to experience delays on one or more large orders, as we did in the three and six months ended June 30, 2004, it could again harm our ability to meet our forecasts for a given quarter.

If we are unable to increase sales of new product licenses, our maintenance and service revenues will be materially and adversely affected.

     While we have experienced a sharp decline in license revenues in the first half of 2004, our maintenance and service revenues have thus far been largely in line with our expectations. A substantial portion of our maintenance and services revenues are derived from providing professional integration and configuration services associated with product licenses sold in prior periods. As such, if we are unable to increase sales of our product licenses, our services revenue will decline as well.

Our maintenance and service revenues produce substantially lower gross margins than our license revenues, and a decrease in license revenues relative to service revenues would harm our overall gross margins.

     Our maintenance and service revenues, which include fees for consulting, implementation, maintenance and training, were 78%, 48% and 63% of our revenues for the six months ended June 30, 2004 and fiscal years 2003 and 2002, respectively. Our maintenance and service revenues have substantially lower gross margins than our license revenues. The decrease in the percentage of total revenues represented by license revenues in the three and six months ended June 30, 2004 adversely affected our overall gross margins and contributed to a net loss for the periods. Failure to increase our higher margin license revenues in the future would again adversely affect our gross margin and operating results.

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

We will not be able to achieve or sustain sales growth if we do not retain qualified sales personnel.

     We depend on our direct sales force for most of our sales and have made significant expenditures in past periods to expand our sales force. To the extent we experience attrition in our direct sales force, we may need to hire replacements. We face intense competition for sales personnel in the software industry, and we cannot be sure that we will be successful in retaining these personnel in accordance with our plans. If we fail to successfully maintain our sales force, our future sales will be adversely affected.

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

     We may in the future acquire or make investments in other complementary companies, products, services and technologies. Such acquisitions and investments involve a number of risks, including:

•	As was the case with our acquisition of an assembled workforce and source code license from Cezanne Software, we may find that the acquired business or assets do not further our business strategy, or that we overpaid for the business or assets, or that economic conditions change, all of which may generate a future impairment charge;

•	we may have difficulty integrating the operations and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	we may have difficulty incorporating the acquired technologies or products with our existing product lines;

•	there may be customer confusion where our products overlap with those of the acquired business;

•	we may have product liability associated with the sale of the acquired business’ products;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	the acquisition may result in litigation from terminated employees or third-parties; and

•	we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.

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

     The consideration paid in connection with an investment or acquisition also affects our financial condition and operating results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate such acquisitions. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs (such as of acquired in-process research and development costs) and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

     For instance, in December 2003, we purchased a non-exclusive license to copy, create, modify, and enhance the source code for our TruePerformance product, and in May 2004, we acquired a part of the development team of Cezanne Software in order to continue the development of our TruePerformance product. However, given our lower revenue projections and our current plans to lower expenses, we made the decision to discontinue the TruePerformance product in July of 2004 and recorded a total impairment of intangible assets charge of $3.8 million. We expect to incur additional expenses for the remainder of 2004 as we shut down the operations related to the TruePerformance product.

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

     In June 2004, Reed D. Taussig, who had served as our president and chief executive officer since 1997, resigned from the Company and its board of directors and David B. Pratt, who joined our board of directors in May 2004, agreed to assume the position of chief executive officer. In addition, other changes included hiring Ronald J. Fior as our chief financial officer in September 2002, hiring Bertram W. Rankin as our senior vice president of worldwide marketing in June 2003, and promoting Richard Furino to vice president, North American services and support, Daniel J. Welch to senior vice president of EMEA and general manager of TruePerformance and Christopher W. Cabrera to senior vice president, operations in April 2004. In addition, we are currently considering our options with respect to the Company’s chief executive officer position and the need to hire an executive search firm for purposes of hiring a permanent chief executive officer.

     Our success will depend to a significant extent on our ability to assimilate these changes in our leadership team and to retain the services of our executive officers, and other key employees. If we lose the services of one or more of our executives or key employees, if we fail to successfully assimilate our recent changes in our management team or if one or more of our executives or key employees decides to join a competitor or otherwise compete directly or indirectly with us, this could harm our business and could affect our ability to successfully implement our business plan.

Class action and derivative lawsuits have been filed against us and additional lawsuits may be filed.

     In July 2004, a class action lawsuit was announced against us and certain of our current directors and officers, by or on behalf of persons claiming to be our shareholders and persons claiming to have purchased or otherwise acquired our securities during the period from November 19, 2003 through June 23, 2004. In July 2004, a derivative lawsuit was also filed against us and certain of our current directors and officers. Additional lawsuits may be filed against us. We currently have director and officer insurance to cover claims that may arise in connection with these lawsuits and we believe that the claims are without merit.

Regardless of the outcome of any of these actions, however, it is likely that such actions will cause a diversion of our management’s time and attention.

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

We depend on technology of third parties licensed to us for our rules engine and the analytics and web viewer functionality for our products and the loss or inability to maintain these licenses or errors in such software could result in increased costs or delayed sales of our products.

     We license technology from several software providers for our rules engine, analytics and web viewer. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. Some of the products we license from third parties could be difficult to replace, and implementing new software with our products could require six months or more of design and engineering work. The loss of any of these technology licenses could result in delays in the license of our products until equivalent technology, if available, is developed or identified, licensed and integrated. In addition, our products depend upon the successful operation of third-party products in conjunction with our products, and therefore any undetected errors in these products could prevent the implementation or impair the functionality of our products, delay new product introductions and/or injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which could result in higher royalty payments and a loss of product differentiation.

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

     In March 2004, the Financial Accounting Standards Board released an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95, which would require all forms of share-based payments to employees, including employee stock options, to be treated the same as other forms of compensation by recognizing the related fair value cost in the income statement. Comments on the Exposure Draft were due by June 30, 2004. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants, when the Exposure Draft becomes effective, it could significantly increase our net loss and net loss per share.

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

     Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of June 30, 2004. As a result, if some of these persons or entities act together, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours.

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

     Interest Rate Risk. We invest our cash in a variety of financial instruments, consisting primarily of investments in money market accounts, high quality corporate debt obligations or United States government obligations. Our investments are made in accordance with an investment policy approved by our board of directors. All of our investments are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities, that typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At June 30, 2004, the average maturity of our investments was ten months and all investment securities had maturities of less than twenty-four months. The following table presents certain information about our financial instruments at June 30, 2004 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
	1 Year	More than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sales securities	$35,963	$26,429	$62,392	$62,048
Weighted average interest rate	1.54%	2.03%

     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. In March 2004, we renewed our revolving line of credit for borrowings up to $10.0 million and outstanding term loans totaling $1.1 million. The revolving line of credit and term loans bear a variable interest rate based on the lender’s prime rate and prime rate plus 0.50%, respectively. The risk associated with fluctuating interest expense is limited to these debt instruments. We currently have no borrowings against our revolving line of credit. Due to our low amount of debt as of June 30, 2004, we do not believe that any change in the prime rate would have a significant impact on our interest expense.

     Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, German, Italian and Australian operations, are generally denominated in United States dollars. For the six months ended June 30, 2004, we derived approximately 9% of our revenues from our international operations. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. We expect to continue to do a majority of our business in United States dollars. We have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In March 2002, we received a copy of a complaint filed by Gordon Food Service (GFS) in the United States District Court for the Western District of Michigan alleging breach of contract and misrepresentation in connection with software purchased by GFS and seeking monetary damages. Following a transfer of venue, GFS filed an amended complaint in the United States District Court for the Northern District of California in September 2003, adding several California state law claims, including intentional misrepresentation and unfair competition. In October 2003, we filed an answer to the amended complaint. In June 2004, the parties entered into a mutual confidential settlement of the litigation which included, among other things, consideration paid by Callidus and the dismissal with prejudice of all claims by GFS.

     In July 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California against Callidus Software Inc. and certain of its present and former executives and directors. The suit alleges that Callidus and these executives and directors made false or misleading statements or omissions in violation of federal securities laws. The suit seeks damages on behalf of a purported class of individuals who purchased Callidus stock during the period from November 19, 2003 through June 23, 2004. In July 2004, a derivative complaint was filed in the Santa Clara County Superior Court against us and certain of our present and former executives and directors. The derivative complaint alleges state law claims relating to the matters alleged in the purported class action complaint referenced above. We believe that the claims are without merit and intend to vigorously defend ourselves in these actions.

     In addition, we are from time to time a party to various other litigation matters incidental to the conduct of our business, none of which, at the present time is likely to have a material adverse effect on our future financial results.

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

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders (the Annual Meeting) was held on May 27, 2004. At the Annual Meeting, our stockholders: (i) elected each of the persons below to serve as a director until the 2007 Annual Meeting of Stockholders or until their successor is duly elected and qualified, and (ii) ratified the selection of KPMG LLP as our independent auditors for the year ending December 31, 2004. The following sets forth a summary of each of the proposals and the results of the voting at the Annual Meeting.

     Proposal 1 – Election of Board of Directors

     Our Nominating and Corporate Governance Committee reviewed the qualifications of George James and Reed D. Taussig to serve as members of our Board of Directors, and unanimously recommended that each nominee be submitted to our stockholders for re-election to the Board of Directors until the 2007 Annual Meeting of Stockholders or until their successors are duly elected and qualified. The other directors whose terms of office continued after the meeting were R. David Spreng, Terry L. Opdendyk, Michael A. Braun and John R. Eickhoff. The votes for and against such nominees were as follows:

Name	For	Against
George James	20,428,199	31,949
Reed D. Taussig	20,493,129	31,949

     There were no “Abstentions” or “Broker Non-Votes” in connection with the election of directors.

Proposal 2 – Ratification of Selection of Independent Auditors

Our Audit Committee and Board of Directors selected KPMG LLP as our independent auditors for the year ending December 31, 2004, and directed that management submit the selection of independent auditors for ratification by our stockholders at the Annual Meeting. Our stockholders ratified the election of KPMG LLP as our independent auditors for the year ending December 31, 2004 with 20,439,490 votes “For,” 78,878 votes “Against,” and 14,455 votes “Abstained.”. There were no “Broker Non-Votes.”

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description
10.23	Separation Agreement with Reed D. Taussig dated June 23, 2004.

10.24	Employment Agreement with David B. Pratt dated July 14, 2004.

10.25	Change of Control Agreement with David B. Pratt dated July 14, 2004.

31.1	302 Certifications

32.1	906 Certification

(b) Reports on Form 8-K

     On April 21, 2004, we filed a Current Report on Form 8-K under items 7, 9 and 12 with respect to a press release issued by us discussing our results of operations and financial condition for the first quarter 2004.

     On June 24, 2004, we filed a Current Report on Form 8-K under items 5 and 7 with respect to a press release issued by us discussing the appointment of David B. Pratt as president and chief executive officer, the resignation of Reed D. Taussig as president, chief executive officer and chairman of the board, and the appointment of Michael A. Braun as chairman of the board.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2004.

CALLIDUS SOFTWARE INC.

By:	/s/ RONALD J. FIOR

Ronald J. Fior, Chief Financial Officer, Vice President, Finance

INDEX TO EXHIBIT

Exhibit
Number	Description
10.23	Separation Agreement with Reed D. Taussig dated June 23, 2004.

10.24	Employment Agreement with David B. Pratt dated July 14, 2004.

10.25	Change of Control Agreement with David B. Pratt dated July 14, 2004.

31.1	302 Certifications

32.1	906 Certification