Form 10-Q
period 2004-09-30
CALLIDUS SOFTWARE INC
filed 2004-11-15
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  Yes  ☒  No  ☐

     Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).   Yes  ☐  No  ☒

     There were 24,940,528 shares of the registrant’s common stock, par value $0.001, outstanding on November 9, 2004, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$22,625	$56,330
Short-term investments	39,979	23,936
Accounts receivable, net	9,898	14,850
Prepaids and other current assets	1,859	1,511

Total current assets	74,361	96,627
Property and equipment, net	3,494	2,721
Intangible assets, net	—	2,000
Other assets	1,442	851

Total assets	$79,297	$102,199

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,066	$3,504
Current portion of long-term debt	596	694
Accrued payroll and related expenses	3,854	3,638
Accrued expenses	2,336	3,542
Accrued restructuring	528	—
Deferred revenue	7,352	7,930

Total current liabilities	15,732	19,308
Long-term debt, less current portion	72	520
Deferred rent	230	180
Long-term deferred revenue	195	693

Total liabilities	16,229	20,701

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; approximately 24,688 at September 30, 2004 and 23,961 December 31, 2003 issued and outstanding, respectively	25	24
Additional paid-in capital	183,888	184,343
Deferred stock-based compensation	(3,008)	(9,328)
Notes receivable from stockholders	(48)	(83)
Accumulated other comprehensive income	100	288
Accumulated deficit	(117,889)	(93,746)

Total stockholders’ equity	63,068	81,498

Total liabilities and stockholders’ equity	$79,297	$102,199

See accompanying notes to condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenues:
License revenues	$2,317	$10,014	$8,745	$26,617
Maintenance and service revenues	11,621	9,657	34,889	22,832

Total revenues	13,938	19,671	43,634	49,449
Cost of revenues:
License revenues	88	443	637	1,454
Maintenance and service revenues	7,680	7,669	24,674	17,939
Impairment of purchased technology	—	—	1,800	—

Total cost of revenues	7,768	8,112	27,111	19,393

Gross profit	6,170	11,559	16,523	30,056
Operating expenses:
Sales and marketing	4,455	5,451	16,200	14,215
Research and development	3,020	2,760	10,606	8,026
General and administrative	1,231	2,022	5,977	4,547
Impairment of intangible assets	—	—	1,994	—
Restructuring expenses	1,488	—	1,488	—
Stock-based compensation (1)	620	1,177	5,085	2,569

Total operating expenses	10,814	11,410	41,350	29,357

Operating income (loss)	(4,644)	149	(24,827)	699
Other income(expense), net:
Interest expense	(14)	(146)	(109)	(403)
Interest and other income, net	324	3	868	50

Income (loss) before provision for income taxes	(4,334)	6	(24,068)	346
Provision for income taxes	25	3	75	175

Net income (loss)	$(4,359)	$3	$(24,143)	$171

Basic net income (loss) per share allocable to common stockholders	$(0.18)	$0.00	$(1.00)	$0.12

Diluted net income (loss) per share	$(0.18)	$0.00	$(1.00)	$0.01

Shares used in basic per share computation	24,489	1,514	24,228	1,453

Shares used in diluted per share computation	24,489	21,282	24,228	20,713

(1) Stock-based compensation consists of:
Cost of maintenance and service revenues	$(24)	$209	$416	$568
Sales and marketing	144	405	1,096	937
Research and development	245	274	913	594
General and administrative	255	289	2,660	470

Total stock-based compensation	$620	$1,177	$5,085	$2,569

See accompanying notes to condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(24,143)	$171
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation & amortization	1,124	1,138
Amortization of intangible assets	359	—
Provision for doubtful accounts and sales returns	2,078	1,342
Stock-based compensation	5,085	2,569
Non-cash expenses associated with non-employee options and warrants	68	275
Loss on disposal of property	17	—
Impairment of intangible assets	3,794	—
Net amortization on investments	573	—
Changes in operating assets and liabilities:
Accounts receivable	2,903	(7,299)
Prepaids and other current assets	(407)	(635)
Other assets	(950)	—
Accounts payable	(2,421)	1,557
Accrued payroll and related expenses	8	(266)
Accrued expenses	(651)	(10)
Deferred revenue	(1,079)	1,469

Net cash (used in) provided by operating activities	(13,642)	311

Cash flows from investing activities:
Purchase of investments	(29,858)	—
Proceeds from maturities and sales of investments	13,000	—
Purchases of property and equipment	(1,927)	(878)
Proceeds from sale of fixed assets	14	—
Purchase of intangible assets	(1,958)	—
Decrease in deposits	362	113

Net cash (used in) investing activities	(20,367)	(765)

Cash flows from financing activities:
Borrowings on bank line of credit	—	15,858
Repayments of bank line of credit	—	(13,246)
Proceeds from long-term debt	—	289
Repayments of long-term debt	(545)	(698)
Net proceeds from issuance of preferred stock	—	453
Net proceeds from issuance of common stock and warrants	779	138
Net proceeds from repayment of stockholders notes receivable	36	—

Net cash provided by financing activities	270	2,794

Effect of exchange rates on cash and cash equivalents	34	25

Net increase (decrease) in cash and cash equivalents	(33,705)	2,365
Cash and cash equivalents at beginning of period	56,330	12,833

Cash and cash equivalents at end of period	$22,625	$15,198

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$195	$—

Cash paid for interest	$50	$163

Noncash investing and financing activities:
Deferred stock-based compensation	$—	$13,006

Cancellation of unvested stock options	$—	$50

See accompanying notes to condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2003. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of September 30, 2004 and the three and nine months ended September 30, 2004 and 2003 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Valuation Accounts

     Trade accounts receivable are recorded at the invoiced amounts where revenue has been recognized and do not bear interest. The Company offsets gross trade accounts receivable with its allowance for doubtful accounts and sales return reserve. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The sales return reserve is the Company’s best estimate of the probable amount of remediation services it will have to provide for ongoing professional service arrangements. To determine the adequacy of the sales return reserve, the Company analyzes historical experience of actual remediation service claims as well as current information on remediation service requests. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses, while provisions for sales returns are offset against maintenance and service revenues.

     Below is a summary of the changes in the Company’s valuation accounts for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Balance at	Provision,
	beginning	net of		Balance at
	of period	recoveries	Write-offs	end of period
Allowance for doubtful accounts
Three months ended September 30, 2004	$370	$25	$—	$395
Three months ended September 30, 2003	103	27	—	130
Nine months ended September 30, 2004	$187	$235	$(27)	$395
Nine months ended September 30, 2003	129	1	—	130

	Balance at	Provision,	Remediation
	beginning	net of	Service	Balance at
	of period	recoveries	Claims	end of period
Sales return reserve
Three months ended September 30, 2004	$485	$247	$(251)	$481
Three months ended September 30, 2003	232	714	(299)	647
Nine months ended September 30, 2004	$647	$1,843	$(2,009)	$481
Nine months ended September 30, 2003	152	1,341	(846)	647

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

     The following table illustrates the pro forma effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(4,359)	$3	$(24,143)	$171
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	620	1,177	5,085	2,569
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(2,215)	(1,318)	(10,069)	(2,867)

Pro forma net loss	$(5,954)	$(138)	$(29,127)	$(127)

Basic net income (loss) per share, as reported	$(0.18)	$0.00	$(1.00)	$0.12

Pro forma basic net loss per share	$(0.24)	$(0.09)	$(1.20)	$(0.09)

Diluted net income (loss) per share, as reported	$(0.18)	$0.00	$(1.00)	$0.01

Pro forma diluted net loss per share	$(0.24)	$(0.09)	$(1.20)	$(0.09)

     The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model, assuming no expected dividends and using the following weighted average assumptions:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003		2004	2003
Stock Option Plans
Expected life (in years)	2.90	2.86		2.69	2.81
Risk-free interest rate	2.92%	2.20%		2.63%	2.07%
Expected volatility	72%	0	%(1)	76%	0	%(1)
Employee Stock Purchase Plan
Expected life (in years)	0.75	N/A	(2)	0.75	N/A	(2)
Risk-free interest rate	2.02%	N/A	(2)	2.02%	N/A	(2)
Expected volatility	49%	N/A	(2)	49%	N/A	(2)

(1)	The Company was a private company during the three and nine months ended September 30, 2003 and, therefore, used a volatility of 0%.

(2)	The Company did not offer an Employee Stock Purchase Plan to its employees during the three and nine months ended September 30, 2003. Accordingly, pro forma assumptions are not applicable.

     The estimated fair value of the Company’s stock-based awards to employees are based on a multiple-option valuation approach, with forfeitures being recognized as they occur, and amortized over the options’ vesting period of generally four years and the Company’s Employee Stock Purchase Plan’s one-year offering period.

     The per share weighted-average estimated fair value of stock options granted with exercise prices that equal fair value during the three and nine month period ended September 30, 2004 were $1.81 and $4.22, respectively. There were no options granted with exercise prices that equal fair value during the three and nine month period ended September 30, 2003. There were no options granted with exercise prices less than fair value during the three and nine month period ended September 30, 2004. The per share weighted-average estimated fair value of stock options granted with exercise prices less than fair value during the three and nine month period ended September 30, 2003 were $7.29 and $6.94, respectively.

     Net Income (Loss) Per Share

     Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, convertible preferred stock, warrants and other contingent issuances of common stock to the extent these shares are dilutive.

     Diluted net income (loss) per share does not include the effect of the following potential common shares because to do so would be antidilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Stock options	5,463	465	5,469	452
Warrants	14	19	14	29

Totals	5,477	484	5,483	481

     The weighted average exercise price of stock options excluded during the three and nine months ended September 30, 2004 were $3.55 and $3.42, respectively, as compared to the weighted average exercise price of stock options excluded during the three and nine months ended September 30, 2003 of $12.22 and $4.15, respectively. The weighted average exercise price of warrants excluded during the three months and nine months ended September 30, 2004 was $20.15 and $5.21, respectively, as compared to the weighted average exercise price of warrants excluded during the three months and nine months ended September 30, 2003 was $17.73 and $15.08, respectively.

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

     A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss) attributable to common stockholders	$(4,359)	$3	$(24,143)	$171
Amount allocable to common stockholders (1)		9%		8%

Prorated rights to undistributed income allocable to common stockholders		$—		$14

Denominator:
Basic:
Weighted average common shares outstanding	24,489	1,514	24,228	1,453

Basic net income (loss) per share	$(0.18)	$0.00	$(1.00)	$0.12

(1) Weighted average common shares outstanding		1,514		1,454
Less: Weighted average unvested shares subject to repurchase		—		(1)

Denominator on basic calculation		1,514		1,453
Weighted average additional common shares assuming conversion of Preferred Stock		15,932		15,850

Weighted average common shares assuming conversion of Preferred Stock		17,446		17,303

Amount allocable to common stockholders		9%		8%
Diluted:
Weighted average common shares outstanding	24,489	1,514	24,228	1,454
Weighted average dilutive effect of convertible preferred stock	—	15,932	—	15,850
Weighted average dilutive effect of common stock options	—	3,265	—	2,947
Weighted average dilutive effect of warrants	—	571	—	462

Denominator on diluted calculation	24,489	21,282	24,228	20,713

Diluted net income (loss) per common share	$(0.18)	$0.00	$(1.00)	$0.01

     Recent Accounting Pronouncements

     In June 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued EITF 03-1-1, which delayed the accounting provisions of EITF Issue No. 03-1; however the disclosure requirements are effective for the Company’s annual period ending December 31, 2004. The Company will evaluate the impact of EITF Issue No. 03-1 once final guidance is issued but does not expect the adoption of EITF 03-01 to have a material effect on its financial position, results of operations or cash flows. The Company may, however, be required to present certain of its “available for sale” investments with stated maturities greater than 12 months as long-term assets rather than as current assets. As of September 30, 2004, the Company had an aggregate of $21.7 million of available for sale investments that may be subject to presentation as long-term rather than as short-term investments.

2. Investments

     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income in the accompanying condensed consolidated financial statements. Interest and amortization of premiums and discounts for debt securities are included in interest and other income, net, in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. At September 30, 2004, all investment securities had maturities of less than 24 months. The components of the Company’s debt and marketable equity securities as of September 30, 2004 were as follows (in thousands):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities and preferred stock	$9,925	$—	$—	$9,925
Corporate notes and obligations	18,698	—	(78)	18,620
Municipal obligations	4,600	—	—	4,600
US government and agency obligations	21,000	—	(146)	20,854

Investments in debt and equity securities	$54,223	$—	$(224)	$53,999

September 30,
2004
Recorded as:
Cash equivalents	$14,020
Short-term investments	39,979

$53,999

     In the nine months ended September 30, 2004, the Company received $13 million from the sale of available-for-sales securities. There were no realized gains or losses on the sales of these securities.

3. Intangible Assets and Impairment of Intangible Assets

     Intangible Assets

     In December 2003, the Company purchased a non-exclusive, fully-paid, royalty-free license to copy, create, modify, and enhance the source code for its TruePerformance product from Cezanne Software (Cezanne), a privately held software company specializing in the development and design of compensation management software. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, as the TruePerformance product had reached technological feasibility, the $2.0 million purchase price was recorded as capitalized software costs and included in intangible assets in the accompanying condensed consolidated balance sheet. The Company amortized approximately $200,000 of these capitalized software costs to cost of license revenues during the nine months ended September 30, 2004 using the straight-line method over a five year product useful life.

     In May 2004, the Company acquired approximately 20 software development and supporting employees, assumed certain employee-related liabilities and received a five month favorable lease from Cezanne for a purchase price of $2.2 million. The purchase price was allocated to the respective assets acquired according to their respective fair values.

     The total purchase price to acquire the assembled workforce is as follows (in thousands):

Cash paid to Cezanne Software	$1,679
Assumption of liabilities	203
Transaction costs and expenses	268

$2,150

The purchase price allocation is as follows (in thousands):

Assembled workforce	$2,040
Favorable lease	110

Total intangible assets	$2,150

     The Company amortized approximately $115,000 of the assembled workforce as a research and development expense during the nine months ended September 30, 2004 using the straight-line method over the estimated useful life of three years. The Company amortized approximately $44,000 of the favorable lease as a research and development expense during the nine months ended September 30, 2004.

     Impairment of Intangible Assets

     The Company announced the discontinuance of its TruePerformance product in July 2004. A formal plan to close down related operations was adopted in July and was completed during the third quarter of 2004 consisting mainly of the termination of related employees. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company determined the intangible assets acquired from Cezanne qualified as an asset group. Accordingly, the Company compared the carrying amount of the asset group to its estimated undiscounted future cash flows as of June 30, 2004. Based on this assessment, the Company determined the asset group had no value and recorded an impairment charge for the quarter ended June 30, 2004 of $1.8 million recorded as cost of revenues and $2.0 million as an operating expense. The $1.8 million impairment related to the unamortized capitalized software costs as of June 30, 2004. The $2.0 million impairment consisted of a $1.9 million impairment of the assembled workforce and approximately $66,000 impairment of the favorable lease.

4. Debt

     In March 2004, the Company renewed its master loan and security agreement (Master Agreement) that included a revolving line of credit which expires in March 2005 and two term loans which expire in June 2006. The renewed revolving line of credit increased the Company’s borrowings amount to $10.0 million bearing interest at the prime rate. The interest rate on the two existing term loans was lowered to the prime rate plus 0.05%. The Master Agreement requires the Company to maintain certain financial covenants. As of September 30, 2004, the Company was in compliance with all covenants.

5. Commitments and Contingencies

     In July 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California against the Company and certain of its present and former executives and directors. The suit alleges that the Company and these executives and directors made false or misleading statements or omissions in violation of federal securities laws. The suit seeks damages on behalf of a purported class of individuals who purchased the Company’s stock during the period from November 19, 2003 through June 23, 2004. In October 2004, the court appointed a lead plaintiff and ordered that any consolidated amended class action complaint be filed by November 29, 2004. In addition, in each of July and October 2004, derivative complaints were also filed against the Company and certain of its present and former directors and officers. The derivative complaints allege state law claims relating to the matters alleged in the purported class action complaint referenced above. The Company believes that the claims are without merit and intends to vigorously defend against these claims.

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

6. Stockholders’ Rights Plan

     On August 31, 2004, the Company’s board of directors approved the adoption of a Stockholder Rights Plan (the “Rights Plan”) and reserved 100,000 shares of preferred stock for issuance upon exercise of the rights. The Rights Plan was amended on September 28, 2004.

     Under the Rights Plan each common stockholder at the close of business on September 10, 2004 received a dividend of one right for each share of common stock held. Each right entitles the holder to purchase from the Company one one-thousandth of a share of a new series of participating preferred stock at an initial purchase price of $23.00. The rights will become exercisable and will detach from the common stock a specified period of time after any person has become the beneficial owner of 15% or more of the Company’s common stock or commences a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 15% or more of the common stock.

     If any person becomes the beneficial owner of 15% or more of the Company’s common stock, each right will entitle the holder, other than the acquiring person, to purchase a number of shares of the Company’s common stock having a market value equal to two times the purchase price of the right. In addition, if, following an acquisition of 15% or more of the Company’s common stock, the Company is involved in certain mergers or other business combinations, each right will entitle the holder to purchase a number of shares of common stock of the other party to such transaction equal to two times the purchase price of the right.

     The Company may exchange all or part of the rights for shares of common stock at an exchange ratio of one share of common stock per right any time after a person has acquired 15% or more (but before any person has acquired more than 50%) of the Company’s common stock,

     The Company may redeem the rights at a price of $0.001 per right at any time prior to a specified period of time after a person has become the beneficial owner of 15% or more of its common stock. The rights will expire on September 2, 2014, unless earlier exchanged or redeemed.

7. Segment, Geographic and Customer Information

     The Company reports its segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. By this definition, the Company operates in one business segment, which is the development, marketing and sale of enterprise software.

Geographic Information:

     Total revenues consist of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
United States	$12,672	$16,800	$39,697	$44,018
Europe	970	2,250	2,633	4,193
Asia Pacific	296	621	1,304	1,238

	$13,938	$19,671	$43,634	$49,449

Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

     Significant customers (including resellers when product is sold through them to an end user) as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Customer 1	13%	NA	NA	NA
Customer 2	10%	NA	NA	NA
Customer 3	10%	NA	NA	NA
Customer 4	NA	10%	15%	NA
Customer 5	NA	11%	NA	NA
Customer 6	NA	11%	NA	NA
Customer 7	NA	12%	NA	NA

     NA = Customer balance did not represent more than 10% during the period.

8. Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income (loss), unrealized gains (losses) on investments, net and foreign currency translation adjustments. Comprehensive income (loss) is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(4,359)	$3	$(24,143)	$171
Other comprehensive income (loss)
Change in accumulated unrealized loss on investments, net	127	—	(243)	—
Change in cumulative translation adjustments	(12)	43	55	69

Comprehensive income (loss)	$(4,244)	$46	$(24,331)	$240

9. Restructuring charge

     During the quarter ended September 30, 2004, the Company approved a restructuring plan to discontinue the TruePerformance product line and eliminate 36 positions or 10% of its workforce. The Company recorded restructuring charges of $1,488,000 consisting of employee termination costs of $1,439,000 and $49,000 related to a loss on disposal of fixed assets and other charges. As of September 30, 2004, the Company had paid $943,000 of the restructuring costs and the remaining $528,000 is expected to be paid before December 31, 2004.

     Restructuring liabilities summarized below (in thousands):

		Loss on
		disposal of fixed
		asset
	Involuntary	and other
	Terminations	charges	Total
Restructuring expense	$1,439	$49	$1,488
Loss on disposal of fixed assets	—	(17)	(17)
Cash payments	(911)	(32)	(943)

Restructuring liabilities at September 30, 2004	$528	$—	$528

10. Related Party Transaction

     In 2004, the Company entered into a service agreement with Ceridian Corporation for payroll processing and access to a human resource information system. John Eickhoff, a member of the Company’s Board of Directors, is Ceridian’s Chief Financial Officer. The Company conducted a competitive bid process to choose the new system.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 and with the condensed consolidated financial statements and the related notes hereto contained elsewhere in this Quarterly Report on Form 10-Q . This section of the Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: cost savings from the discontinuance of the TruePerformance product, changes in and expectations with respect to maintenance and service and license revenues and gross margins, future operating expense levels, operating expenses; the impact of quarterly fluctuations of revenue and operating results; levels of capital expenditure; staffing and expense levels; expected future cash outlays, the adequacy of our capital resources to fund operations and growth, the likely outcome of pending litigation, the extent of stock-based compensation charges and expectations with respect to research and development spending. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. Many of these trends and uncertainties are described in “Factors That Could Affect Future Results” set forth elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview of the Results for the Three and Nine Months Ended September 30, 2004

     While we achieved sequential quarter-over-quarter revenue growth in both our license revenues and our maintenance and services revenues in the third quarter of 2004, we continued to experience extended sales cycles and generally a very challenging selling environment in this period. For the three and nine months ended September 30, 2004, total revenues were $13.9 million and $43.6 million, respectively, as compared to $19.7 million and $49.4 million for the three and nine months ended September 30, 2003. As a percentage of total revenues, however, license revenues represented only 17% and 20% for the three and nine months ended September 30, 2004 as compared to 51% and 54% for the three and nine months ended September 30, 2003. As a result, our near term focus continues to be on execution efforts and achieving continued incremental growth in license revenues.

     Our gross margins for the three and nine months ended September 30, 2004, were 44% and 38%, respectively. Our gross margins depend, in large part, on the mix of license revenues and maintenance and service revenues. License revenues carry a much higher margin than maintenance and services revenues. We expect our gross margin to continue to fluctuate significantly in future quarters. In addition, we expect maintenance and service revenues will continue to make up a substantial part of the overall mix. Individually, our goal for the next few quarters is to keep license margins at or above 95% and maintenance and service margins at or above 29%.

     Operating expenses were $10.8 million for the three months ended September 30, 2004, a decrease of $5.9 million from $16.7 million in the prior quarter and a decrease of $0.6 million from the third quarter of 2003. The decrease in operating expenses is the result of restructuring actions taken in the third quarter and additional reductions in discretionary spending. Restructuring actions taken in the third quarter included the discontinuance of our TruePerformance product and related operations and the elimination of other positions in the United States and Europe. In total, we eliminated 36 positions or approximately 10% of our workforce and recorded total restructuring charges of $1.5 million. The reduction in discretionary spending was primarily the result of lower travel and entertainment costs, professional fees and attrition. For the nine months ended September 30, 2004 operating expenses were $41.4 million, an increase of $12.0 million over the same period of 2003. The increase in 2004 was due to $2.0 million of impairment charges, $1.5 million of restructuring charges, $2.5 million of increased stock-based compensation expense and an increase of $6.0 million in other operating costs primarily from a higher average headcount in 2004 compared to 2003 and costs associated with being a public company. We intend to continue to closely monitor our operating expenses going forward to achieve the proper level of spending based on our expectations of the business environment, however, notwithstanding these measures, we currently expect to incur net losses for the remainder of 2004.

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

Allowance for Doubtful Accounts and Sales Return Reserve

     We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our balance sheets, totaled approximately $395,000 and $130,000 at September 30, 2004 and 2003, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debts experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.

     We generally guarantee that our services will be performed in accordance with the criteria agreed upon in the statement of work. Should these services not be performed in accordance with the agreed upon criteria, we would provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, Revenue Recognition When Right of Return Exists, management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if for any period actual returns differ from management’s judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our balance sheets, was approximately $481,000 and $647,000 at September 30, 2004 and 2003, respectively.

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

     Amortization of deferred stock-based compensation was approximately $620,000 and $5.1 million for the three and nine months ended September 30, 2004, compared with the amortization of deferred stock-based compensation of approximately $1.2 million and $2.6 million for the three and nine months ended September 30, 2003. As of September 30, 2004, we expect to amortize approximately $615,000 of deferred stock-based compensation for the three months ended December 31, 2004. Had different assumptions or criteria been used to determine the deemed fair value of the stock options, materially different amounts of stock compensation expenses could have been reported.

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

Income Taxes

     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carryforwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We provided a full valuation allowance against our net deferred tax assets at September 30, 2004. In the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the valuation allowance would increase net income in the period such determination was made. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.

Recent Accounting Pronouncements

     In June 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued EITF 03-1-1, which delayed the accounting provisions of EITF Issue No. 03-1; however the disclosure requirements are effective for our annual period ending December 31, 2004. We will evaluate the impact of EITF Issue No. 03-1 once final guidance is issued but do not expect the adoption of EITF 03-01 to have a material effect on its financial position, results of operations or cash flows We may, however, be required to present certain of our “available for sale” investments with stated maturities greater than 12 months as long-term assets rather than as current assets. As of September 30, 2004, we had an aggregate of $21.7 million of available for sale investments that may be subject to presentation as long-term rather than as short-term investments.

Results of Operations

     The following table sets forth certain consolidated statements of operations data expressed as a percentage of period over period growth and total revenues.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Percentage of	Percentage of		Percentage of	Percentage of
	Dollar Change	Total Revenues		Dollar Change	Total Revenues
	2004/2003	2004	2003	2004/2003	2004	2003
Revenues:
License revenues	(77%)	17%	51%	(67%)	20%	54%
Maintenance and service revenues	20%	83%	49%	53%	80%	46%

Total revenues	(29%)	100%	100%	(12%)	100%	100%
Cost of revenues (as a percent of related revenues):
License revenues	(80%)	4%	4%	(56%)	7%	5%
Maintenance and service revenues	1%	67%	79%	38%	71%	79%
Impairment of purchased technology	NM	NM	NM	NM	NM	NM

Total cost of revenues	(4%)	56%	41%	40%	62%	39%

Gross profit	(47%)	44%	59%	(45%)	38%	61%

Operating expenses:
Sales and marketing	(18%)	32%	28%	14%	37%	29%
Research and development	9%	22%	14%	32%	24%	16%
General and administrative	(39%)	9%	10%	31%	14%	9%
Impairment of intangible assets	NM	NM	NM	NM	NM	NM
Restructuring expense	NM	11%	0%	NM	3%	0%
Stock-based compensation	(47%)	4%	6%	98%	12%	5%

Total operating expenses	5%	78%	58%	41%	95%	59%
Operating income (loss)	NM	(33%)	1%	NM	(57%)	1%
Interest expense and other income, net	(317%)	2%	(1%)	(315%)	2%	(1%)

Income (loss) before provision for income taxes	NM	(31%)	0%	NM	(55%)	1%
Provision for income taxes	733%	0%	0%	(57%)	0%	0%

Net income (loss)	NM	(31%)	0%	NM	(55%)	0%

NM = Not Meaningful

Comparison of the Three and Nine Months Ended September 30, 2004 and 2003

Revenues

     License Revenues. License revenues were $2.3 million for the three months ended September 30, 2004, a decrease of 77% from $10.0 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, license revenues were $8.7 million, a decrease of 67% from $26.6 million for the nine months ended September 30, 2003. In the third quarter of 2004, we recorded a reduction to license revenue for $150,000 from a customer settlement related to the discontinuance of our TruePerformance product. In the nine months ended September 30, 2004, we experienced a decline in the overall number of license contracts and the average selling prices for such licenses, compared to the same period last year. We do expect our average selling price to continue to fluctuate quarter to quarter based on the number of large dollar transactions within a particular quarter. In addition, our sales cycles continue to be extended and the enterprise software market continues to be challenging.

     Maintenance and Service Revenues. Maintenance and service revenues were $11.6 million for the three months ended September 30, 2004, an increase of 20% from $9.7 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, maintenance and service revenues were $34.9 million, an increase of 53% from $22.8 million for the nine months ended September 30, 2003. The increase in maintenance and service, revenues was attributable to an increase in integration and configuration services, upgrade services and, to a lesser extent, increased maintenance fees associated with our larger customer base. The increase during the nine months ended September 30, 2004, was partially offset by a TruePerformance services related claim which reduced maintenance and service revenues by approximately $775,000. We expect maintenance and service revenues to decrease slightly in the fourth quarter of 2004 due to the lower number of billing hours that generally occur during the holiday season.

Cost of Revenues and Gross Margin

     Cost of License Revenues. Cost of license revenues was approximately $88,000 for the three months ended September 30, 2004, a decrease of 80% from approximately $443,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, cost of license revenues was approximately $637,000, a decrease of 56% from $1.5 million for the nine months ended September 30, 2003. The decrease was attributable to lower volume of license sales resulting in lower third-party royalties. As a percentage of related revenue, cost of license revenues was 4% for each of the three months ended September 30, 2004 and 2003. As a percentage of related revenue, cost of license revenues was 7% and 5% for the nine months ended September 30, 2004 and 2003, respectively. The increase for the nine months ended September 2004 was driven primarily by the amortization of the TruePerformance source code in the first half of 2004. Our goal is to keep license margins at or above 95% for the next few quarters.

     Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues was $7.7 million for the three months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004 cost of maintenance and service revenues was $24.7 million, an increase of 38% from $17.9 million for the nine months ended September 30, 2003. As a percentage of related revenue, cost of maintenance and service revenues decreased to 66% and 71% for the three and nine months ended September 30, 2004, respectively, compared with 79% for both the three and nine months ended September 30, 2003, driven by higher average billing rates. The three month increase was primarily the result of a 20% increase in maintenance and service revenues. As a result, we increased the ratio of internal headcount and sub-contractors used to supplement our workforce. For the three months ended September 30, 2004, personnel costs increased $669,000, which was offset by a decrease in fees for sub-contractors of $845,000 as a result of the increase in use of our internal workforce. The remaining increase was primarily due to higher corporate support services.

     For the nine months ended September 30, 2004, the increase of $6.8 million in cost of maintenance and service revenues compared to September 30, 2003 was the result of a 53% increase in maintenance and services revenue. The significant increases occurred in personnel expenses of $4.0 million due to growth in headcount, professional services of $601,000 due to increased use of outside sub-contractors and travel of $759,000 due to a of higher number of contracts. The remaining increase of $1.4 million from 2003 is primarily due to corporate support services. Our goal is to keep maintenance and service margins at or above 29%.

     Impairment of Purchased Technology. In connection with our decision to discontinue the TruePerformance product, an impairment charge equal to $1.8 million was incurred for the nine months ended September 30, 2004 relating to the purchased source code.

     Gross Margin. Our gross margin decreased to 44% for the three months ended September 30, 2004 from 59% for the three months ended September 30, 2003, and decreased to 38% for the nine months ended September 30, 2004 from 61% for the nine months ended September 30, 2003. The decrease in our gross margin is attributable primarily to the shift in revenue mix to lower margin maintenance and service revenues, which represented 83% and 80% of total revenues for the three and nine months ended September 30, 2004, respectively, compared to 49% and 46% of total revenues for the three and nine months ended September 30, 2003, respectively. In the future, we expect our gross margins to fluctuate depending on the mix of license versus maintenance and service revenues recorded.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses were $4.5 million for the three months ended September 30, 2004, a decrease of 18% from $5.5 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004 sales and marketing expenses were $16.2 million, an increase of 14% from $14.2 million for the nine months ended September 30, 2003. The three month decrease was result of the reduction in force in the third quarter of 2004, lower discretionary spending and decreases in sales commissions paid as a result of lower license sales. The significant three month decreases included commission expenses of $722,000, professional fees of $259,000, marketing programs of $103,000 and travel of $356,000. These decreases were partially offset by increased personnel expenses of $273,000 due to growth in headcount. The remaining three month increase was primarily attributable to higher corporate support services and facility costs.

     For the nine months ended September 30, 2004, sales and marketing expenses increased by $2.0 million compared to the nine months ended September 30, 2003. The increase was primarily attributable to growth in headcount, marketing programs and travel for the first half of 2004, each of which decreased significantly in the third quarter. The significant nine month increases included personnel expenses of $2.8 million, marketing programs of $251,000 and travel expenses of $282,000. These increases were offset by decreases of $1.6 million in commission expense due to lower license sales and $259,000 in professional fees due to reducing outside consultants. The remaining nine month increase of $555,000 was a result of higher corporate support services and facility costs from opening new offices in New York and Boston during the first quarter of 2004. Excluding the effect of sales commissions, which are directly related to sales volume, we expect sales and marketing expenses to remain relatively constant in the fourth quarter of 2004.

     Research and Development. Research and development expenses were $3.0 million for the three months ended September 30, 2004, an increase of 9% from $2.8 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, research and development expenses were $10.6 million, an increase of 32% from $8.0 million for the nine months ended September 30, 2003. The increases were primarily due to growth in headcount, operating and amortization expenses related to the acquisition of the assembled workforce from Cezanne Software in the first half of 2004. The three month increase of approximately $200,000 in research and development included $206,000 for growth in headcount which was partially offset by a decrease in professional fees of $85,000 due to a reduction in our use of outside consultants. The remaining three month increase relates to higher corporate support services.

     For the nine months ended September 30, 2004, research and development increased $2.6 million as compared to the nine months ended September 30, 2003. The $2.6 million increase included $1.5 million in personnel expenses due to growth in headcount and $610,000 of professional fees as we outsourced certain research and development functions from Cezanne’s engineering organization in the first quarter. The remaining nine month increase of $472,000 relates to higher corporate support services as well as an increase in travel. We expect our research and development expenses to remain relatively constant in the fourth quarter of 2004.

     General and Administrative. General and administrative expenses were $1.2 million for the three months ended September 30, 2004, a decrease of 39% from $2.0 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, general and administrative expenses were $6.0 million, an increase of 31% from $4.5 million for the nine months ended September 30, 2003. The significant three month decreases included $410,000 of professional fees related to legal services and insurance proceeds of $375,000.

     For the nine months ended September 30, 2004, general and administrative expenses increased $1.5 million compared to September 30, 2003. The increase was a result of higher headcount and increased legal expenses partially offset by insurance proceeds. The significant increases included $1.0 million of personnel expenses due to growth in headcount and separation costs of $125,000 paid to our former chief executive officer, $694,000 of professional fees, which included the Gordon Food Service settlement of $450,000 and $128,000 for travel expenses. These increases were partially offset by $375,000 in insurance proceeds. We expect general and administrative expenses to increase in the fourth quarter of 2004, as compared to the third quarter, primarily due to the fact that we do not expect to receive any insurance proceeds in the fourth quarter.

     Impairment of Intangible Assets. In connection with our decision to discontinue the TruePerformance product, an impairment of $1.9 million related to the write-off of the purchased assembled workforce and approximately $66,000 of a favorable lease was recorded in the second quarter of 2004.

     Restructuring expenses. During the quarter ended September 30, 2004, we approved a restructuring plan to discontinue the TruePerformance product line and eliminate 36 positions or 10% of our workforce. We recorded restructuring charges of $1,488,000 in the third quarter ended September 30, 2004. Of the total restructuring charges, $1,439,000 related to employee termination costs and approximately $49,000 related to a loss on disposal of fixed assets and other charges. As of September 30, 2004, we had paid $960,000 of the restructuring costs and the remaining $528,000 is expected to be paid out before December 31, 2004.

     Stock-based Compensation. Stock-based compensation expense was $620,000 for the three months ended September 30, 2004, compared with $1.2 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, stock-based compensation expense was $5.1 million compared with $2.6 million for the nine months ended September 30, 2003. Total stock-based compensation expense for the nine months ended September 30, 2004 included $1.1 million of compensation expense, net, related to the modification of stock options associated with the resignation of our former president and chief executive officer. In addition, total stock-based compensation expense for the nine months ended September 30, 2003 included approximately $952,000 of stock-based compensation recorded in connection with the issuance of Series G Preferred Stock, which was converted into 271,800 shares of our common stock upon our initial public offering, to certain of our executive officers and key employees at a discount to the deemed fair value of such stock for financial accounting purposes. We expect amortization of stock-based compensation to total approximately $615,000 for the fourth quarter of 2004.

Interest Expense and Interest and Other Income, Net

     Interest expense was approximately $14,000 for the three months ended September 30, 2004 compared with approximately $146,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 interest expense was approximately $109,000 compared with approximately $403,000 for the nine months ended September 30, 2003. The decrease was primarily attributable to lower average outstanding debt balances in the three and nine months ended September 30, 2004 compared with the three and nine months ended September 30, 2003.

     Interest and other income, net was approximately $324,000 for the three months ended September 30, 2004 compared with approximately $3,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 interest and other income was approximately $868,000 compared with approximately $50,000 for the nine months ended September 30, 2003. The increase during the three and nine months ended September 30, 2004 was primarily attributable to the interest income generated from investments on the net proceeds received from our initial public offering in November 2003.

Provision for Income Taxes

     Provision for income taxes was approximately $25,000 for the three months ended September 30, 2004 compared with approximately $3,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, provision for income taxes was approximately $75,000 compared with $175,000 for the nine months ended September 30, 2003. The provision for the nine months ended September 30, 2004 relates primarily to state franchise and net worth taxes. At September 30, 2004, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized. The provision for the nine months ended September 30, 2003 relates to income taxes payable on income generated in non-U.S. tax jurisdictions and state and federal income taxes payable due to limits on the amount of net operating losses that may be applied against income generated in 2003 under temporary tax regulations.

Liquidity and Capital Resources

     As of September 30, 2004, we had $22.6 million of cash and cash equivalents and short-term investments of $40.0 million.

     Net Cash Used in Operating Activities. Net cash used in operating activities was $13.6 million for the nine months ended September 30, 2004 and $311,000 was provided by operating activities for the nine months ended September 30, 2003. The significant cash receipts and outlays for the two periods are as follows (in thousands):

	Nine Months Ended September 30,
	2004	2003
Cash collections	$49,182	$45,764
Payroll related costs	(34,668)	(27,599)
Professional services costs	(12,082)	(6,653)
Employee expense reports	(5,544)	(3,936)
Facilities related costs	(2,776)	(2,297)
Third-party royalty payments	(2,817)	(1,201)
Restructuring payments	(958)	—
Other	(3,979)	(3,767)

Net cash used in operating activities	$(13,642)	$311

     During the remainder of 2004, we expect to pay $0.5 million for restructuring charges incurred in the third quarter.

     Net Cash Used in Investing Activities. Cash used in investing activities was $20.4 million and $765,000 for the nine months ended September 30, 2004 and 2003, respectively. Our use of cash in investing activities during the nine months ended September 30, 2004 was primarily due to net purchases of investments of $16.9 million.

     Purchases of equipment, software, furniture and leasehold improvements were $1.9 million and approximately $878,000 for the nine months ended September 30, 2004 and 2003, respectively. Additionally, in May 2004, we paid $1.6 million in connection with the purchase of an assembled workforce from Cezanne Software and associated transaction costs and in July 2004 we paid the final payment of $329,000 for Cezanne’s assembled workforce.

     Net Cash Provided by Financing Activities. Cash provided by financing activities was approximately $270,000 for the nine months ended September 30, 2004, which was a result of long-term debt paydowns of approximately $545,000, which were partially offset by proceeds from stock option exercises of approximately $779,000. Cash provided by financing activities was $2.8 million for the nine months ended September 30, 2003, consisting of net proceeds from our revolving line of credit of $2.6 million, borrowings on equipment financing loans of approximately $289,000 and net proceeds from the issuance of preferred stock and stock option exercises of approximately $591,000. These increases were partially offset by long-term debt paydowns of approximately $698,000.

     In March 2004, we renewed our revolving line of credit that permits borrowings from time to time of up to $10.0 million bearing interest at the prime rate. The revolving line of credit expires in March 2005. The revolving line of credit requires us to maintain certain financial covenants. As of September 30, 2004, we were in compliance with all covenants. We have no off-balance sheet arrangements, with the exception of operating lease commitments, that have not been recorded in our condensed consolidated financial statements.

Contractual Obligations and Commitments

     The following table summarizes our contractual cash obligations and commercial commitments (in thousands) at September 30, 2004 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

		Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt, including current maturities	$668	$596	$72	$—	$—
Operating leases	11,983	1,941	4,582	4,154	1,306

Total contractual cash obligations	$12,651	$2,537	$4,654	$4,154	$1,306

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

     We incurred net losses of $19.1 million and $20.8 million for 2002 and 2001. Although we had net income of approximately $835,000 in 2003, for the nine months ended September 30, 2004, we had a net loss of $24.1 million. We have taken steps to reduce our expense levels to better track with our revenues, however, we expect to incur net losses for the remainder of 2004 and cannot assure you that we will be able to achieve and sustain profitability on a quarterly or annual basis. If we cannot increase our quarterly licenses revenues, our future results of operations and financial condition will be harmed.

Our quarterly revenues and operating results can be difficult to predict and can fluctuate substantially, which may harm our results of operations.

     Our revenues, particularly our license revenues, are difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. For example, in the nine months ended September 30, 2004, our license revenues were substantially lower than expected due to delays in purchasing by our customers and failures to close transactions resulting in a net loss for the period.

     Factors that may cause our quarterly revenue and operating results to fluctuate include:

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

     In addition, we make assumptions and estimates as to the timing and amount of future revenues in budgeting our future operating costs and capital expenditures. Specifically, our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of such transactions. We aggregate these estimates periodically to generate our sales forecasts and then evaluate the forecasts to identify trends in our business. Although we have reduced our expenses for future quarters to better align our costs with expected revenues, our costs are relatively fixed in the short term and a substantial portion of our license revenue contracts are completed in the latter part of a quarter. As a result, failure to complete one or more license transactions at the end of a quarter would cause our quarterly results of operations to be worse than anticipated, which could adversely affect our stock price.

Our quarterly license revenues are dependent on a relatively small number of transactions involving sales of our products to new customers, and any delay or failure in closing one or more of these transactions could adversely affect our results of operations.

     Our quarterly license revenues are dependent upon a relatively small number of transactions involving sales of our products to new customers, and to date recurring license revenues from existing customers have not comprised a substantial part of our revenues. As such, even minor variations in the rate and timing of conversion of our sales prospects into revenues could result in our failure to meet revenue objectives in future periods, as has been the case in the first nine months of 2004. In addition, based upon the terms of our customer contracts, we recognize the bulk of our license revenues for a given sale either at the time we enter into the agreement and deliver the product, or over the period in which we perform any services that are essential to the functionality of the product. Unexpected changes in contractual terms late in the negotiation process or changes in the mix of contracts we enter into could therefore materially and adversely affect our license revenues in a quarter. Delays or reductions in the amount of customers’ purchases would adversely affect our revenues, results of operations and financial condition and could cause our stock price to decline.

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

     The sales cycles for our products have historically been between six and twelve months for the majority of our sales, and in some cases have taken longer. However, we have recently been experiencing lengthening of our selling cycles. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan our expenditures accordingly. The period between our initial contact with a potential customer and its purchase of our products and services is relatively long due to several factors, including:

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

     The delay or failure to complete sales in a particular quarter would reduce our revenues in that quarter, as well as any subsequent quarters over which revenues for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues. If we continue to experience delays on one or more large orders, as we have in the nine months ended September 30, 2004, our operating results will continue to be adversely affected.

If we are unable to increase sales of new product licenses, our maintenance and service revenues will be materially and adversely affected.

     While we have experienced a sharp decline in license revenues in the first nine months of 2004, our maintenance and service revenues have thus far been largely in line with our expectations. A substantial portion of our maintenance and services revenues are derived from providing professional integration and configuration services associated with product licenses sold in prior periods. As such, if we are unable to increase sales of our product licenses, our services revenue will decline as well.

Our maintenance and service revenues produce substantially lower gross margins than our license revenues, and decreases in license revenues relative to service revenues have harmed, and may continue to harm, our overall gross margins.

     Our maintenance and service revenues, which include fees for consulting, implementation, maintenance and training, were 80%, 48% and 63% of our revenues for the nine months ended September 30, 2004 and fiscal years 2003 and 2002, respectively. Our maintenance and service revenues have substantially lower gross margins than our license revenues. The decrease in the percentage of total revenues represented by license revenues in the three and nine months ended September 30, 2004 adversely affected our overall gross margins and contributed to a net loss for the periods. Failure to increase our higher margin license revenues in the future would again adversely affect our gross margin and operating results.

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

We expect maintenance and services revenue to continue to make up a substantial majority of our overall revenues for the foreseeable future and any erosion of our margins for our maintenance and service revenues would adversely affect our operating results.

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

     Our software license customers have the option to receive implementation, maintenance, training and consulting services from our internal professional services organization or from outside consulting organizations. In the future, we may be required to increase our use of third-party service providers to help meet our implementation and service obligations. If we require a greater number of third-party service providers than we currently have available, we will be required to negotiate additional arrangements, which may result in lower gross margins for maintenance or service revenues.

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

     The intensely competitive market in which we do business may require us to reduce our prices. If our competitors offer deep discounts on certain products or services in an effort gain market share or to sell other software or hardware products, we may be required to lower prices or offer other favorable terms to compete successfully. Any such changes would be likely to reduce our margins and could adversely affect our operating results. Some of our competitors may bundle software products that compete with ours for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, limit the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced revenues resulting from lower prices would adversely affect our margins and operating results.

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

     In June 2004, Reed D. Taussig, who had served as our president and chief executive officer since 1997, resigned from Callidus and its board of directors and David B. Pratt, who joined our board of directors in May 2004, was appointed interim president and chief executive officer. In September 2004, Daniel J. Welch, senior vice president of EMEA and general manager of TruePerformance left the company. In addition, other changes included hiring Ronald J. Fior as our chief financial officer in September 2002, hiring Bertram W. Rankin as our senior vice president of worldwide marketing in June 2003, and promoting Richard Furino to vice president, client services, and Christopher W. Cabrera to senior vice president, operations in April 2004. We are currently considering our options with respect to the Company’s chief executive officer position and we are in the process of selecting an executive search firm for purposes of hiring a permanent chief executive officer.

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

     In July 2004, a purported class action lawsuit was filed against us and certain of our current directors and officers, by or on behalf of persons claiming to be our shareholders and persons claiming to have purchased or otherwise acquired our securities during the period from November 19, 2003 through June 23, 2004. In addition, in each of July and October 2004 derivative lawsuits were filed against us and certain of our current directors and officers. Additional lawsuits may be filed against us in the future. We currently have director and officer insurance to cover claims that may arise in connection with these lawsuits and we believe that the claims are without merit. However, in the event of an adverse result in one of these cases, the Company’s insurance may not be sufficient to satisfy a damage award and thus such an adverse result could have a material negative financial impact on the Company. Regardless of the outcome of any of these actions, however, it is likely that such actions will cause a diversion of our management’s time and attention.

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

     In March 2004, the Financial Accounting Standards Board released an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95, which would require all forms of share-based payments to employees, including employee stock options, to be treated the same as other forms of compensation by recognizing the related fair value cost in the income statement. Comments on the Exposure Draft were due by June 30, 2004. The effective date has been proposed to be delayed until the third quarter of 2005. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants, when the Exposure Draft becomes effective, it could significantly increase our net loss and net loss per share.

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

     Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of September 30, 2004. As a result, if some of these persons or entities act together, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours.

Provisions in our charter documents, our stockholder rights plan and Delaware law may delay or prevent an acquisition of our company.

     Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms, which means that replacing a majority of our directors would require at least two annual meetings. The acquirer would also be required to provide advance notice of its proposal to replace directors at any annual meeting, and would not be able to cumulate votes at a meeting, which would require the acquirer to hold more shares to gain representation on the board of directors than if cumulative voting were permitted. In addition, we are a party to a stockholder rights agreement, which effectively prohibits person from acquiring more than 15% (subject to certain exceptions) of our common stock without the approval of our board of directors.

     Furthermore, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. All of these factors make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities, that typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At September 30, 2004, the average maturity of our investments was eleven months and all investment securities had maturities of less than twenty-four months. The following table presents certain information about our financial instruments at September 30, 2004 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
	1 Year	More than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sales securities	$32,354	$21,869	$54,223	$53,999
Weighted average interest rate	1.74%	2.10%

     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. In March 2004, we renewed our revolving line of credit for borrowings up to $10.0 million and outstanding term loans totaling $1.1 million. The revolving line of credit and term loans bear a variable interest rate based on the lender’s prime rate and prime rate plus 0.50%, respectively. The risk associated with fluctuating interest expense is limited to these debt instruments. We currently have no borrowings against our revolving line of credit. Due to our low amount of debt as of September 30, 2004, we do not believe that any change in the prime rate would have a significant impact on our interest expense.

     Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, German, Italian and Australian operations, are generally denominated in United States dollars. For the nine months ended September 30, 2004, we derived approximately 9% of our revenues from our international operations. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. We expect to continue to do a majority of our business in United States dollars. We have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In July 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California against Callidus Software Inc. and certain of its present and former executives and directors. The suit alleges that Callidus and these executives and directors made false or misleading statements or omissions in violation of federal securities laws. The suit seeks damages on behalf of a purported class of individuals who purchased Callidus stock during the period from November 19, 2003 through June 23, 2004. In October 2004, the court appointed lead plaintiff and ordered that any consolidated amended class action complaint be filed by November 29, 2004. In addition, in each of July and October 2004 derivatives complaints were filed in state and federal court , respectively against us and certain of our present and former executives and directors. The derivative complaints allege state law claims relating to the matters alleged in the purported class action complaint referenced above. We believe that the claims are without merit and intend to vigorously defend ourselves in these actions.

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

Item 5. Other Information

     In August 2004, the Board of Directors of the Registrant approved its Executive Compensation Plans for the second half of fiscal year 2004, which provide for payments of a cash-based bonus to eligible Callidus employees, including executive officers. Payment of the bonus (which is based on percentage of base salary) will be based upon the attainment of revenue goals designated by the Board of Directors or its Compensation Committee. In addition, certain executive officers may also receive cash bonuses based on license or service revenue targets for each quarter based on their respective areas of responsibility. Forms of these plans have been filed with the Registrant’s Form 10-Q.

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description
10.7.1	Restated 2003 Stock Incentive Plan and Form of Stock Option Agreement

10.8.1	Amended and Restated Employee Stock Purchase Plan (restated as of August 10, 2004).

10.26	Separation Agreement and Release of Claims with Daniel Welch dated August 24, 2004 (incorporated by reference herein from Exhibit 10.26 to the Company’s Form 8-K filed with the Commission on August 27, 2004).

10.27	Rights Agreement dated as of September 2, 2004 between Callidus Software Inc. and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference herein from Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004).

10.27.1	Amendment to Stockholders Rights Agreement dated September 28, 2004.

10.28	Form of Performance-Based Stock Option Agreement for stock options granted to Messrs, Fior, Warfield, Cabrera and Rankin on September 1, 2004 (incorporated by reference herein from Exhibit 10.28 to the Company’s Form 8-K filed with the Commission on September 3, 2004).

10.29	Stock Option Agreement between Mr. Richard Furino and the Company (Grant Date September 1, 2004) (incorporated by reference herein from Exhibit 10.29 to the Company’s Form 8-K filed with the Commission on September 3, 2004).

10.30	Form of Executive Compensation Bonus Plan.

10.31	Form of Executive Compensation Bonus Plan Including Quarterly Bonus.

31.1	302 Certifications

32.1	906 Certification

Availability of this Report

     We intend to make this quarterly report on Form 10-Q publicly available on our website (www.callidussoftware.com) without charge immediately following our filing with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this quarterly report on Form 10-Q, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 15, 2004.

CALLIDUS SOFTWARE INC.

By:	/s/ RONALD J. FIOR

Ronald J. Fior, Chief Financial Officer,
Vice President Finance

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Exhibit
Number	Description
10.7.1	Restated Stock Incentive Plan and Form of Stock Option Agreement

10.8.1	Amended and Restated Employee Stock Purchase Plan (restated as of August 10, 2004).

10.26	Separation Agreement and Release of Claims with Daniel Welch dated August 24, 2004 (incorporated by reference herein from Exhibit 10.26 to the Company’s Form 8-K filed with the Commission on August 27, 2004).

10.27	Rights Agreement dated as of September 2, 2004 between Callidus Software Inc. and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference herein from Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004).

10.27.1	Amendment to Stockholders Rights Agreement dated September 28, 2004.

10.28	Form of Performance-Based Stock Option Agreement for stock options granted to Messrs, Fior, Warfield, Cabrera and Rankin on September 1, 2004 (incorporated by reference herein from Exhibit 10.28 to the Company’s Form 8-K filed with the Commission on September 3, 2004).

10.29	Stock Option Agreement between Mr. Richard Furino and the Company (Grant Date September 1, 2004) (incorporated by reference herein from Exhibit 10.29 to the Company’s Form 8-K filed with the Commission on September 3, 2004).

10.30	Form of Executive Compensation Bonus Plan.

10.31	Form of Executive Compensation Bonus Plan Including Quarterly Bonus.

31.1	302 Certifications

32.1	906 Certification