Form 10-K
period 2004-12-31
CALLIDUS SOFTWARE INC
filed 2005-03-29
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, $0.001 par value
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).     ☐
      The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2004, as reported on the Nasdaq National Market, was approximately $39.6 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of March 24, 2005, the Registrant had 26,079,739 shares of its common stock, $0.001 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The Registrant is incorporating by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2005 Annual Meeting of Stockholders to be held on June 7, 2005.

CALLIDUS SOFTWARE INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2004

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7 of this report, and other materials accompanying this Annual Report Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: our ability to compete effectively with our competitors; levels of future revenues; expected gross margins; future operating expenses; the impact of quarterly fluctuations of revenue and operating results; our expectations regarding third-party service providers and strategic partners; future acquisitions; levels of capital expenditures; staffing and expense levels; the adequacy of our capital resources to fund operations and growth; our expectations regarding our executive hiring goals; and our expectations with respect to the impact of changes in our accounting for share-based compensation. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks and uncertainties, see the “Business” and “Factors That Could Affect Future Results” sections in Items 1 and 7 of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.
PART I

Item 1.	Business
Callidus Software Inc.
      Incorporated in Delaware in 1996, Callidus Software Inc. is a leading provider of Enterprise Incentive Management (EIM) software systems to global companies across multiple industries. Large enterprises use EIM systems to model, administer, analyze and report on incentive compensation, or pay-for-performance plans which compensate employees and business partners for the achievement of targeted quantitative and qualitative objectives, such as sales quotas, product development milestones and customer satisfaction. We provide a suite of software products that enable companies to access applicable transaction data, allocate compensation credit to appropriate employees and business partners, determine relevant compensation measurements, payment amounts and timing, and accurately report on compensation results. By facilitating effective management of complex pay-for-performance programs, our products allow our customers to increase productivity, improve profitability and achieve competitive advantage. Our product suite is based on our proprietary technology and extensive expertise in pay-for-performance programs and provides the flexibility and scalability required to meet the dynamic EIM requirements of large, complex businesses across multiple industries.
Products
      Our EIM product suite models, administers, analyzes and reports on key aspects of the incentive compensation process. Our core products combine a flexible rules-based architecture with grid-based computing, providing customers with reliable, flexible and highly scalable solutions for EIM programs. Our products are Java-based, enabling efficient implementation on any operating system, and all of our products are designed to be operated by business users and compensation professionals rather than IT administrators. Our product suite features user-defined security combined with a complete audit trail, allowing for reduced errors in incentive compensation, enhanced trust and confidence between operational and finance personnel and reduced cost of incentive compensation programs.

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
      TrueComp consists of four principal modules: TrueComp Integration collects and integrates the different data feeds used to compile the applicable sales data; TrueComp Repository serves as the database; TrueComp Manager serves as our rules-based engine; and the TrueComp Grid is our proprietary computing architecture. TrueComp’s modular, structured approach to defining compensation plans avoids the reliability and maintenance issues associated with internally developed solutions and enables systematic administration over a high volume of transactions and varied compensation plans that is not attainable using manual methods. TrueComp guides users through the process of paying variable compensation by a graphical and intuitive rule editor, which is usable by compensation analysts without coding or scripting skills. TrueComp was initially shipped in the second quarter of 1999 and to date has accounted for a substantial majority of our revenues.

TrueInformation
      TrueInformation is a self-service, web-based reporting portal that provides visibility into incentive compensation systems throughout the organization. TrueInformation provides reporting capabilities, enabling management to access a comprehensive model of pay-for-performance programs. By providing timely and accurate compensation information throughout the enterprise, TrueInformation engenders trust and confidence among operational and finance personnel, thereby improving morale and operational results while reducing errors that increase the costs of incentive compensation. TrueInformation includes user-defined security parameters that allow for appropriate controls on dissemination of sensitive compensation data and is accessed through an intuitive web-based interface that offers ease of use throughout the organization. TrueInformation was initially shipped in the fourth quarter of 2002.

TrueResolution
      TrueResolution is a rules-based application that streamlines and automates the resolution of incentive compensation disputes, thereby reducing the associated cost and diversion of management and sales resources. Scaleable for the largest sales channel organizations, TrueResolution eliminates manual, error-prone sales operation processes and allows dispute resolution to be initiated from the field where the majority of disputes originate. TrueResolution automates functions such as changes, transfers and splits to territory assignments, quota adjustments, organizational changes and payee information updates. TrueResolution enables sales professionals and business partners to submit and track their claims through a completely web-based self-service workflow process, which automates the evaluation, routing, resolution and approval of day-to-day requests and consistently communicates payment and resolution status to sales people. TrueResolution keeps management informed of changes that may affect compensation, produces an audit trail for all requests and resolutions, reduces errors and the risk of fraud and promotes enforcement of enterprise policies. TrueResolution was initially shipped in the second quarter of 2002.
Technology
      Our products are based on our proprietary TrueComp Manager rules engine, which is implemented on our scalable TrueComp Grid computing architecture. This technology offers our customers high degrees of functionality and flexibility coupled with scalability and reliability that are designed to maximize the return on investment in their EIM systems.

Customers
      While our products can serve the pay-for-performance program needs of all companies, we have focused principally on five key markets: insurance, banking, telecommunications, distribution and technology, manufacturing and life sciences. Because we license our products to customers on a perpetual basis, our quarterly product license revenues are substantially dependent on sales of our products to new customers. In 2004, IBM accounted for more than 10% of our total revenues, including instances where IBM acted as a reseller of our products. In 2003, no single customer accounted for 10% or more of our revenues. In 2002, DIRECTV and Sprint accounted for more than 10% of our revenues. Revenues have mainly been generated in the United States in the past three years representing 91%, 91% and 79% of our total revenues in 2004, 2003 and 2002, respectively. The remaining amounts of revenue in each of the past three years have been generated in Europe and the Asia Pacific region.
Services
      We provide a full range of services to our customers, including professional services, maintenance and technical support and educational services.
      Professional Services. We provide integration and configuration services to our customers and partners. These services include the installation of our software, identification and sourcing of legacy data, configuration of TrueComp rules necessary to create compensation plans, creation of custom reports, integration of our other products including TrueResolution and TrueInformation and other general testing and tuning services for our software. Our customers have the ability to select us or one of our implementation partners to perform the installation and other professional services work they desire. We may also provide services to our implementation partners to aid them in certain projects or training programs. The professional services work we perform is generally done on a time and materials basis.
      Maintenance and Technical Support. We have maintenance and technical support centers in the United States, the United Kingdom and Australia. We currently offer two levels of support, including standard and premium, which are generally contracted for a period of one year. Under each of these levels of support, our customers are provided with on-line access to our customer support database, telephone support and all product enhancements and new releases. In the case of premium support, our customers are provided with access to a Callidus support engineer 24 hours a day, 7 days a week. In addition, our customers who subscribe to standard or premium support can purchase an on-site resource support option.
      Education Services. We offer our customers a full range of education services including computer and web-based training, classroom training and on-site customer training. We provide classes for all of our products to our customers and provide educational services to our partners on a scheduled and as-requested basis.
Sales and Marketing
      We sell and market our software through a direct sales force and in conjunction with our partners. In the United States, we have sales offices in Austin, Atlanta, Chicago, New York and San Jose. Outside the United States, we have sales offices in London and Sydney.
      Sales. Our direct sales force, consisting of account executives, subject matter experts, technical pre-sales engineers and field management, is responsible for the sale of our products to global enterprises across multiple industries and is organized into geographic and industry territories. Our telesales department is responsible for sales lead generation and first line customer contact, while our non-quota carrying customer advocacy group is responsible for post-sales customer support. These services include informing our customers of new Callidus products, managing user groups and maintaining proactive contact with our customers.
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
      In August 2003, we became an IBM Strategic Alliance Partner for Enterprise Incentive Management. Under our agreement with IBM, we co-market our products globally to banking, insurance and telecommunications customers. During 2004, we expanded our agreement with IBM to cover the pharmaceutical and health sciences market. We optimize our products to operate on IBM product platforms including Websphere, DB/2 and AIX. Our relationship with IBM is non-exclusive and either of us may enter into similar relationships with other parties.
      During 2004, we also entered into an agreement with Accenture, under which Accenture provides systems integration and configuration services to our customers. We also maintain relationships with the Alexander Group International, Compensation Technologies and Iconixx Corporation. These partners also provide compensation consulting and professional services that include the implementation of our products.
Research and Development
      Our research and development organization consists of experienced software engineers, software quality engineers and technical writers. We organize the development staff along product lines, with an engineering services group providing centralized support for technical documentation and advanced support. We employ advanced software development tools including automated testing, performance monitoring, source code control and defect tracking systems. In 2004, 2003 and 2002, we recorded research and development expenses of $13.4 million, $11.0 million and $11.1 million, respectively.
Competition
      Our principal competition comes from established ERP vendors including Oracle, PeopleSoft (acquired by Oracle in December 2004) and SAP, CRM vendors including Siebel Systems, pure-play EIM vendors including Centive and Synygy and internally developed software solutions. We believe that the principal competitive factors affecting our market are:

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
      We believe that we compete effectively with the pure-play EIM system vendors due to our established market leadership, robust, scalable architecture and commitment to customer service. While each of the pure-play EIM system vendors has domain knowledge of the EIM market, we believe that we have developed superior scalability demanded by the telecommunications, retail banking and insurance markets. Additionally, we have created substantial product differentiation by adding features into our products that are specific to each of our target markets.

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
      Although we believe that our products and services currently compete favorably with those of our competitors, the market for EIM products is new and rapidly evolving. Many of our competitors and potential competitors have significantly greater financial, technical, marketing, service and other resources than we have. Many of these companies also have a larger installed base of users, have longer operating histories or have greater name recognition than we have. Our competitors may also be able to respond more quickly than we can to changes in customer requirements or may announce new products, services or enhancements that better meet the needs of customers or changing industry standards. In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Increased competition may cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.
Intellectual Property
      Our success and ability to compete is dependent, in part, on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We rely primarily on a combination of copyright, trade secret, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more advantageous than patent and trademark protection and recently started a patent registration program within the United States. We have an ongoing trademark registration program pursuant to which we register some of our product names, slogans and logos in the United States and in some foreign countries.
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
      In December 2003, we acquired from Cezanne Software a non-exclusive, fully-paid, royalty-free license to copy, create modify and enhance certain software source-code related to our TruePerformance product. In June 2004, we discontinued our TruePerformance product and recorded a $1.8 million impairment charge in connection with the discontinuance.
      Some of our other products also include third-party software that we obtain the rights to use through license agreements. While this software comprises important elements of our product offerings, these applications are commercially available and we are aware of substitute applications that we could integrate with our products that are also commercially available on reasonable terms. In certain cases we also believe we could develop substitute technology to replace these products if these third-party licenses were no longer available on reasonable terms.
Employees
      As of December 31, 2004, we had a total of 294 employees. Of those employees, 60 were in sales and marketing, 70 were in research and development, 137 were in professional services, technical support and training, and 27 were in finance and administration. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Executive Officers
      The following table sets forth certain information with respect to our executive officers as of March 1, 2005:

			Director or
			Executive
			Officer
Name	Age	Position	Since

David B. Pratt	65	President; Chief Executive Officer	2004
Ronald J. Fior	47	Vice President, Finance; Chief Financial Officer	2002
Bertram W. Rankin	46	Senior Vice President, Worldwide Marketing	2003
Robert W. Warfield	43	Senior Vice President, Research and Development; Chief Technology Officer	2001
Brian E. Cabrera	39	Vice President, Corporate Development; General Counsel	2005
Richard D. Furino	50	Vice President, Worldwide Client Services	2004
      David B. Pratt has served as our President and Chief Executive Officer since June 2004. Mr. Pratt has served on the Plumtree Software board of directors since December 2003 and The SETI Institute board of directors since May 2003. From October 2002 to February 2003, Mr. Pratt served as Interim President and Chief Executive Officer of AvantGo, Inc. From April 2002 to October 2002, Mr. Pratt volunteered as Interim President and Chief Executive Officer of the YMCA of the Mid-Peninsula and remains a member of its board of directors. From January 2000 to March 2001, Mr. Pratt served as President and Chief Executive Officer of gForce Systems, an enterprise software company focusing on e-learning. Prior to joining gForce, Mr. Pratt was Executive Vice President and Chief Operating Officer of Adobe Systems, Inc. from May 1988 to January 1998. From October 1987 to April 1988, Mr. Pratt was Executive Vice President and Chief Operating Officer of Logitech, Inc., a manufacturer of computer input devices. From February 1986 to March 1987, Mr. Pratt served as Senior Vice President and Chief Operating Officer of Quantum Corporation. Mr. Pratt holds an M.B.A. from the University of Chicago and a Bachelor of Science degree in Electrical Engineering from the Massachusetts Institute of Technology.
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
      Robert W. Warfield has served as our Chief Technology Officer and Senior Vice President, Research and Development since December 2001. From 1998 to 2001, Mr. Warfield served as Executive Vice President of Products and Services and Chief Technology Officer at iMiner, an information mining company. From 1997 to 1998, Mr. Warfield served as Vice President of Research and Development at Rational Software, a provider of software development applications. From 1996 to 1997, Mr. Warfield served as Vice President of Research and Development and Chief Technology Officer at Integrity QA Software, a provider of software development applications. Mr. Warfield holds a B.A. in Computer Science from Rice University.
      Richard D. Furino has served as our Vice President of Client Services since November 2003. From August 2001 to October 2003, Mr. Furino served as Senior Vice President of the Technology Solutions Group for Washington Mutual, a consumer finance and mortgage company. From March 2000 to May 2001, Mr. Furino served as Chief Technology Officer for Creative Planet, a privately owned internet start-up company. From February 1997 until February 2000, Mr. Furino served as President and COO for Countrywide Technology Solutions, an arm of an international joint venture established by Countrywide to originate and service loans in the United Kingdom. Prior to this, Mr. Furino served for two years as Vice President of Integration Services and Software Engineering for Great Western Bank and for four years as a Senior Manager at KPMG LLP. Mr. Furino holds a Master of Business Administration and Bachelor of Science Finance from California State University Long Beach.
      Brian E. Cabrera has served as our Vice President, Corporate Development and General Counsel since 2005. Since joining Callidus in 1999, Mr. Cabrera has served in various positions, including Vice President, Operations and General Counsel from 2002 to 2004, and Vice President, Human Resources and General Counsel from 1999 to 2002. From 1998 to 1999, Mr. Cabrera served as Chief Operations Counsel at PeopleSoft, Inc., an enterprise software company. From 1995 to 1998, Mr. Cabrera served as Senior Legal Counsel at Netscape, Inc., an internet software company and from 1993 to 1995, Mr. Cabrera served as Legal Counsel at Silicon Graphics, Inc., a computer hardware manufacturer. From 1989 to 1993, Mr. Cabrera was an associate with Bronson, Bronson & McKinnon, a law firm. Mr. Cabrera holds a Bachelor of Arts in Political Science and Philosophy and a Masters in Public Policy from the University of Southern California, as well as a Juris Doctorate from the University of Southern California Law School. Mr. Cabrera is licensed to practice law in the State of California.
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
      We lease our headquarters in San Jose, California which consists of approximately 53,000 square feet of office space. The lease on our San Jose headquarters expires in 2010. We also lease facilities in Austin, Atlanta, Chicago, New York, Sydney and London. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. See Note 6 to the Consolidated Financial Statements for information regarding our lease obligations.

Item 3.	Legal Proceedings
      In July 2004, a purported securities class action complaint was filed in the United States District Court for the Northern District of California against us and certain of its present and former executives and directors. The suit alleges that Callidus and the executives and directors made materially false or misleading statements or omissions in violation of federal securities laws. The suit seeks damages on behalf of a purported class of individuals who purchased our stock during the period from November 19, 2003 through June 23, 2004. In October 2004, the court appointed a lead plaintiff. In November 2004, the lead plaintiff filed an amended complaint naming Messrs. Fior and Reed D. Taussig, our former Chairman and Chief Executive Officer, as well as Callidus as defendants and amending the purported class to include individuals who purchased our stock during the period from January 22, 2004 through June 23, 2004. In addition, in each of

July and October 2004, derivative complaints were also filed against us and certain of our present and former directors and officers in the California State Superior Court in Santa Clara, California and the United States District Court for the Northern District of California. The derivative complaints allege state law claims relating to the matters alleged in the purported class action complaint referenced above. The federal derivative case has been deemed related to the federal securities case and assigned to the same judge. In February 2005, the parties stipulated to a stay of the state derivative case in favor of the federal derivative case. In February 2005, we filed a motion to dismiss the amended complaint. The court has scheduled a hearing on our motion for May 6, 2005. We believe that the claims in the securities and derivative actions are without merit and intend to continue to vigorously defend against these claims.
      In addition, we are from time to time party to various other litigation matters incidental to the conduct of our business, none of which, at the present time is likely to have a material adverse effect on our future financial results.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Common Equity and Related Stockholder Matters
      Our common stock has been traded on the Nasdaq National Market under the symbol “CALD” since our initial public offering in November 2003. The following table sets forth, for the periods indicated, the high and low closing sales prices reported on the Nasdaq National Market.

	High	Low

Fiscal year ending December 31, 2005:
First quarter (through March 24, 2005)	$5.81	$4.15

	High	Low

Fiscal year ended December 31, 2004:
Fourth quarter	$5.89	$3.66
Third quarter	$5.30	$3.03
Second quarter	$8.77	$4.88
First quarter	$20.74	$8.46

	High	Low

Fiscal year ended December 31, 2003:
Fourth quarter (beginning November 20, 2003)	$19.95	$14.73
      As of March 24, 2005, there were 26,079,739 shares of our common stock issued and outstanding and held by 144 stockholders of record.
      We completed our initial public offering of 5,750,000 shares of common stock in November 2003. In the offering, we sold the shares at a price of $14.00 per share, which resulted in aggregate net proceeds of approximately $72.1 million, after deducting underwriting discounts and commissions and paying offering expenses.
      We continue to use the net proceeds of our initial public offering for working capital and general corporate purposes, capital expenditures, and potential acquisitions of complementary businesses, products and technologies. We have no present commitments or agreements with respect to any acquisition or investments. We have invested the net proceeds of the offering in interest-bearing, investment-grade securities. The amounts we actually spend will depend on a number of factors, including the amount of cash generated or used by our operations, competitive and technological developments, marketing and sales activities and market acceptance of our products, and the rate of growth, if any, of our business.
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
      The following selected consolidated financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report. The selected consolidated statement of operations financial data for each of the years in the three-year period ended December 31, 2004, and as of December 31, 2004 and 2003, are derived from our consolidated financial statements data that have been included in this annual report. The selected statement of operations data for each of the years in the two year period ended December 31, 2001 and the selected consolidated balance sheet data as of December 31, 2002, 2001 and 2000 are derived from our consolidated financial statements that have not been included in this annual report.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
License revenues	$12,758	$37,526	$9,820	$6,860	$8,879
Maintenance and service revenues	45,936	34,208	16,766	16,033	13,302

Total revenues	58,694	71,734	26,586	22,893	22,181
Cost of revenues
License revenues	774	1,909	814	650	840
Maintenance and service revenues	32,070	25,746	14,212	13,103	11,183
Impairment of purchased technology	1,800	—	—	—	—

Total cost of revenues	34,644	27,655	15,026	13,753	12,023

Gross profit	24,050	44,079	11,560	9,140	10,158
Operating expenses:
Sales and marketing	20,577	20,813	13,527	12,003	16,115
Research and development	13,415	10,963	11,118	10,659	9,701
General and administrative	7,493	6,323	5,053	4,859	5,048
Impairment of intangible assets	1,994	—	—	—	—
Restructuring expenses	1,488	—	—	—	—
Stock-based compensation(1)	5,585	4,577	424	1,878	4,312

Total operating expenses	50,552	42,676	30,122	29,399	35,176

Income (loss) from operations	(26,502)	1,403	(18,562)	(20,259)	(25,018)
Interest and other income (expense), net	1,094	(301)	(445)	(585)	(410)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(25,408)	1,102	(19,007)	(20,844)	(25,428)
Provision for income taxes	75	267	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(25,483)	835	(19,007)	(20,844)	(25,428)
Cumulative effect of change in accounting principle	—	—	(123)	—	—

Net income (loss)	$(25,483)	$835	$(19,130)	$(20,844)	$(25,428)

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Net income (loss) per share:
Basic attributable to common stockholders	$(1.04)	$0.06	$(13.98)	$(17.24)	$(23.83)

Diluted	$(1.04)	$0.04	$(13.98)	$(17.24)	$(23.83)

Weighted average shares:
Basic	24,419	4,003	1,368	1,286	1,067

Diluted	24,419	21,294	1,368	1,286	1,067

	Year Ended December 31,

	2004	2003	2002	2001	2000

(1) Stock-based compensation consists of:
Cost of maintenance and service revenues	$481	$852	$95	$309	$619
Sales and marketing	1,217	1,444	73	726	2,185
Research and development	1,061	1,148	119	399	767
General and administrative	2,826	1,133	137	444	741

Total stock-based compensation	$5,585	$4,577	$424	$1,878	$4,312

	As of December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,651	$17,005	$12,833	$12,034	$3,272
Total assets	78,489	102,199	20,695	19,664	15,625
Working capital	58,872	77,319	650	6,971	(12,116)
Long-term debt, less current portion	48	520	986	439	2,308
Total liabilities	15,457	20,701	18,602	8,974	23,904
Total stockholders’ equity (deficit)	63,032	81,498	2,093	10,690	(8,279)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion contains forward-looking statements that involve risks and uncertainties and should be read together with our consolidated financial statements, including the notes thereto, and other information included elsewhere in this Annual Report on Form 10-K. These forward-looking statements include, but are not limited to, statements concerning the following: our ability to compete effectively with our competitors; levels of future revenues; expected gross margins; future operating expenses; the impact of quarterly fluctuations of revenue and operating results; our expectations regarding third-party service providers and strategic partners; future acquisitions; levels of capital expenditures; staffing and expense levels; the adequacy of our capital resources to fund operations and growth; our expectations regarding our executive hiring goals; and our expectations with respect to the impact of changes in our accounting for share-based compensation. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks and uncertainties, see the “Factors That Could Affect Future Results” sections of this Annual Report on Form 10-K.
Overview of 2004 Results
      We are a leading provider of Enterprise Incentive Management (EIM) software systems to global companies across multiple industries. Large enterprises use EIM systems to model, administer, analyze and report on incentive compensation, or pay-for-performance plans, which compensate employees and business partners for the achievement of targeted quantitative and qualitative objectives, such as sales quotas, product development milestones and customer satisfaction. We sell our EIM products both directly through our sales force and indirectly through our strategic partners pursuant to perpetual software licenses, and offer professional services, including configuration, integration and training, generally on a time and materials basis. We also generate maintenance and support revenues associated with our product licenses, which are recognized ratably over the term of the maintenance agreement.
      In 2004, our total revenues decreased 18% to $58.7 million from $71.7 million in 2003. This decline was the result of a 66% reduction in license revenues, partially offset by a 34% increase in maintenance and service revenues in 2004 compared to 2003. The adverse change in license revenues was driven by a variety of factors, including a lengthening of sales cycles, general weakness in our market and a trend toward smaller average transaction values. As a result of this substantial decline in higher-margin license revenues, as well as a $1.8 million impairment charge described below, our overall gross margin declined to 41% in 2004, compared to 61% in the prior year.
      Operating expenses increased 18%, to $50.5 million in 2004 compared to $42.7 million in 2003. Operating expenses in the first half of 2004 were $30.5 million compared to $20.0 million in the second half of 2004. The higher expenses in the first half of the year were the result of continued growth in our operations based on our expectation that license revenues would continue to increase from 2003 levels and a $2.0 million impairment charge described below. As a result of the decline in license revenues in the first half of the year, we undertook a restructuring action early in the third quarter that reduced our workforce by approximately 10% and made additional reductions in discretionary spending. The restructuring action resulted in a $1.5 million charge in the third quarter of 2004. As a result of these actions we were able to substantially reduce our cost structure in the second half of 2004 compared to the first half of 2004.
      In June 2004, in an effort to refocus our efforts on our core business and reduce expenses in light of the substantial decline in our license revenues, we discontinued our TruePerformance product line, and recorded a $1.8 million impairment charge against cost of revenues, representing the carrying value of the source code license we purchased in December 2003 for $2.0 million. We also recorded a $2.0 million charge for impairment of intangible assets associated with the acquisition of an assembled workforce of approximately 20 software developers we acquired in April 2004 for $2.2 million to continue the development of the TruePerformance product.

      As a result of the significant reduction in license revenues, higher operating expenses and the TruePerformance related charges discussed above, we incurred a net loss in 2004 of $25.5 million, compared with net income of $835,000 in 2003.
      Our future operating performance, including our ability to increase license revenues and return to profitability, is subject a number of risks and uncertainties. In particular, the market for EIM products is currently small, newly emerging, difficult to measure and did not achieve the growth we anticipated in 2004. Increased sales of our products will depend on our ability to convince potential customers of the value we believe our products can deliver as compared to their legacy systems for managing incentive compensation. If we are unable to convince potential customers of the value proposition of our products, and if our market does not improve, we may be unable to return to profitability or to levels of sales achieved in 2003. In addition to these risks, our future operating performance is subject to the risks and uncertainties described in “Factors that could affect future results.”
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

Revenue Recognition
      We generate revenues primarily by licensing software and providing maintenance and professional services to our customers. Our software arrangements typically include: (i) an end-user license fee paid in exchange for the use of our products in perpetuity, generally based on a specified number of payees, and (ii) a maintenance arrangement that provides for technical support and product updates, generally over a period of twelve months. If we are selected to provide integration and configuration services, then the software arrangement will also include professional services, generally priced on a time-and-materials basis. Depending upon the elements in the arrangement and the terms of the related agreement, we recognize license revenues under either the residual or the contract accounting method.
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

Allowance for Doubtful Accounts and Sales Return Reserve
      We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our balance sheets, totaled approximately $320,000 at December 31, 2004 and approximately $187,000 at December 31, 2003. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debts experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.
      We generally guarantee that our services will be performed in accordance with the criteria agreed upon in the statement of work. Should these services not be performed in accordance with the agreed upon criteria, we would provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, Revenue Recognition When Right of Return Exists, management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if for any period actual returns differ from management’s judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our balance sheets, was approximately $537,000 at December 31, 2004 and approximately $647,000 at December 31, 2003.

Impairment of Purchased Technology and Intangible Assets
      In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. In 2004, as a result of a decline in financial performance, we assessed whether the purchased technology and other intangible assets acquired from Cezanne Software were impaired. We compared the carrying amount of the asset group to its estimated undiscounted future cash flows. Based on this assessment, we determined the asset group had no value and recorded an impairment charge of $1.8 million as a cost of revenues and $2.0 million as an operating expense. The $1.8 million impairment related to unamortized capitalized software costs. The $2.0 million impairment consisted of a $1.9 million impairment to an assembled workforce intangible asset and an approximately $66,000 impairment of a favorable lease asset. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance, market conditions, and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning.

Stock-Based Compensation
      We have adopted SFAS 123, Accounting for Stock-Based Compensation, but in accordance with SFAS 123, we have elected not to apply fair value-based accounting for our employee stock option plans. Instead, we measure compensation expense for our employee stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, and related interpretations. We record deferred stock-based compensation to the extent the fair value of our common stock for financial accounting purposes exceeds the exercise price of stock options granted to employees on the date of grant, and amortize these amounts to expense using the accelerated method over the vesting schedule of the options, which is generally four years. For options granted after our initial public offering, the fair value of our common stock is the closing price on the date of grant. For options which were granted prior to our initial public offering, the deemed fair value of our common stock was determined by our board of directors. The board of directors determined the deemed fair value of our common stock by considering a number of factors, including, but not limited to, our operating performance, significant events in our history, issuances of our convertible preferred stock, trends in the broad market for technology stocks and the expected valuation to be obtained in an initial public offering. Had different assumptions or criteria been used to determine the deemed fair value of the stock options, materially different amounts of stock compensation expenses could have been reported. We recorded deferred stock-based compensation of $0, $13.1 million and $0 in the years ended December 31, 2004, 2003 and 2002, respectively. We recorded stock-based compensation expense of $5.6 million, $4.6 million and $424,000 in the years ended December 31, 2004, 2003 and 2002, respectively. Based on deferred stock-based compensation recorded as of December 31, 2004, we expect to amortize $1.1 million in the first half of fiscal 2005. For the second half of fiscal 2005, we are still evaluating the impact of FASB Statement No. 123R, effective for interim and annual periods beginning after June 15, 2005, and we expect our stock-based compensation expense will significantly increase. Please see our “Recent Accounting Pronouncements” for additional discussion of FASB Statement No. 123R.
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

Income Taxes
      We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carryforwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We provided a full valuation allowance against our net deferred tax assets at December 31, 2004 and 2003. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective for us beginning in the quarter ending September 30, 2005.
      Upon the adoption of FASB No. 123R, we can elect to recognize stock-based compensation related to employees equity awards in our consolidated statements of operations using fair value based method on a modified prospective basis and disclose the pro forma effect on net income or loss assuming the use of fair value based method in the notes to the consolidated financial statements for periods prior to the adoption. Since we currently account for equity awards granted to our employees using the intrinsic value method under APB No. 25, we expect the adoption of FASB No. 123R will have a significant impact on our results of operations.
Results of Operations
Comparison of the Years Ended December 31, 2004 and 2003

Revenue, Cost of Revenues and Gross Margin
      The table below sets forth the changes in revenue, cost of revenue and gross profit from fiscal 2003 to fiscal 2004 (in thousands, except percentage data):

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Total	December 31,	of Total	Increase	Year over
	2004	Revenue	2003	Revenue	(Decrease)	Year

Revenue:
Licenses	$12,758	22%	$37,526	52%	$(24,768)	(66)%
Maintenance and services	45,936	78%	34,208	48%	11,728	34%

Total revenue	$58,694	100%	$71,734	100%	$(13,040)	(18)%

		Percentage of Related Revenue		Percentag of Related Revenue	e

Cost of revenues
Licenses	$774	6%	$1,909	5%	$(1,135)	(59)%
Maintenance and services	32,070	70%	25,746	75%	6,324	25%
Impairment of purchase technology	1,800		—		1,800	100%

Gross profit	$24,050	41%	$44,079	61%	$(20,029)	(45)%

Revenue
      License Revenues. License revenues decreased 66% in fiscal 2004 compared to fiscal 2003 due to a decrease in average license value, fewer large dollar transactions being completed and a generally more challenging selling environment with longer selling cycles. The average license revenue per transaction in fiscal 2004 was $0.5 million compared to $1.0 million per transaction in fiscal 2003. In fiscal 2004, four customers accounted for transactions with $1.0 million or more of license revenue compared to 13 transactions in fiscal 2003. We attribute the decline in average license value and the decline in the number of large dollar transactions to a general weakness in our market. In 2005, we expect our license revenues to continue to fluctuate from quarter to quarter since we generally complete a relatively small number of transactions in a quarter and the prices on those software license sales can vary widely.
      Maintenance and Service Revenues. Maintenance and service revenues increased 34% in fiscal 2004 due to growth of recurring maintenance revenues, an expansion of our professional services organization, increased utilization of our consultants and a higher average billing rate for our services as compared to fiscal 2003. Our consultants are responsible for implementation, upgrades and other consulting services. We do not intend to significantly expand our professional services organization in 2005, but rather will increase our use of system integration partners for the implementation of our software products.

Cost of Revenues and Gross Margin
      Cost of License Revenues. Cost of license revenues decreased 59% in fiscal 2004 primarily due to the lower level of license revenues in 2004 compared to 2003. Additionally, in 2004 we recorded $200,000 of amortization expense from purchased technology related to our TruePerformance product. As a percentage of license revenue, cost of license revenues increased to 6% in fiscal 2004 from 5% in fiscal 2003. The increase is primarily attributable to the mix between fixed royalty fees compared to variable royalty fees in third-party royalty costs in fiscal 2004 resulting from the lower average license value in fiscal 2004. We do not anticipate any changes to our third-party technology agreements in 2005. Accordingly, we expect to keep license gross margins at or above 95% for 2005.
      Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues increased 25% in fiscal 2004 compared to fiscal 2003. The increase is primarily attributable to $4.4 million of higher personnel costs associated with a 37% increase in headcount. As a percentage of maintenance and service revenues, cost of maintenance and service revenues decreased to 70% in fiscal 2004 from 75% in fiscal 2003. The decrease was primarily attributable to our higher average billing rates and an increase in the overall utilization of our services organization. In the future, we expect to keep maintenance and service gross margins between 29% and 31%.
      Impairment of Purchased Technology. We discontinued our TruePerformance product in July 2004. Based on our assessment of estimated undiscounted future cash flows, we determined the asset had no value. Accordingly, we recorded an impairment charge of $1.8 million related to our unamortized capitalized software costs. See Note 4 to our consolidated financial statements for further discussion.
      Gross Margin. Our overall gross margin decreased 41% in fiscal 2004 compared to 61% in fiscal 2003. The decrease in our gross margin is attributable primarily to the shift in revenue mix to lower margin maintenance and service revenues which represented 78% of our total revenues in fiscal 2004 compared to 48% of total revenues in fiscal 2003. In the future, we expect our gross margins to fluctuate depending on the mix of license versus maintenance and service revenues recorded.

Operating Expenses
      The table below sets forth the changes in operating expenses from fiscal 2003 to fiscal 2004 (in thousands, except percentage data):

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Total	December 31,	of Total	Increase	Year over
	2004	Revenue	2003	Revenue	(Decrease)	Year

Operating expenses:
Sales and marketing	$20,577	35%	$20,813	29%	$(236)	(1)%
Research and development	13,415	23%	10,963	15%	2,452	22%
General and administrative	7,493	13%	6,323	9%	1,170	19%
Impairment of intangible asset	1,994	3%	—	0%	1,994	100%
Restructuring expenses	1,488	2%	—	0%	1,488	100%
Stock-based compensation	5,585	10%	4,577	6%	1,008	22%

Total operating expenses	$50,552	86%	$42,676	59%	$7,876	19%

      Operating Expenses. Operating expenses increased 18%, to $50.5 million in 2004 compared to $42.7 million in 2003. Operating expenses in the first half of 2004 were $30.5 million compared to $20.0 million in the second half of 2004. The higher expenses in the first half of the year were the result of continued growth in our operations based on our expectation that license revenues would continue to increase from 2003 levels and a $2.0 million impairment charge. As a result of the decline in license revenues in the first half of the year, we undertook a restructuring action early in the third quarter that reduced our workforce by approximately 10% and made additional reductions in discretionary spending. As a result of these actions we were able to substantially reduce our cost structure in the second half of 2004 compared to the first half of 2004.
      Sales and Marketing. Sales and marketing expenses in fiscal 2004 decreased 1% compared to fiscal 2003 due primarily to a $3.0 million decline in commission expense as a result of lower license revenue. This decline was partially offset by a $2.5 million increase in personnel costs due to an increase in sales and marketing personnel of approximately 16 employees. We expect sales and marketing expenses to increase in the first quarter of 2005 compared to the fourth quarter of 2004 due to severance costs associated with the departure of our Senior Vice President, Operations, recruiting costs for a new Vice President of Sales, and our annual sales conference.
      Research and Development. Research and development expenses increased 22% in fiscal 2004 compared to fiscal 2003. Research and development expenses in 2004 included $1.7 million of personnel costs and amortization expense related to our TruePerformance development team in Italy, which was shut-down in the third quarter of 2004, and a $1.2 million increase of personnel costs associated with an increase in headcount of approximately 15 employees to our United States research and development team. The remainder of the fluctuation in research and development expenses between fiscal 2004 and fiscal 2003 resulted from other individually insignificant items. We expect our research and development expenses to decrease in fiscal 2005 due to the termination of the TruePerformance development team offset by a slight increase of United States headcount.
      General and Administrative. General and administrative expenses increased 19% in fiscal 2004 compared to fiscal 2003. The increase in general and administrative expenses is primarily attributable to a $0.9 million increase in personnel costs associated with an increase in headcount of approximately 7 employees and an $0.8 million increase in professional fees associated with being a public company. We expect general and administrative expenses to increase in 2005 primarily due to external audit and professional fees to document and test our compliance with section 404 of the Sarbanes-Oxley Act.
      Impairment of Intangible Assets. In connection with our decision to discontinue the TruePerformance product, we recorded an impairment charge consisting of $1.9 million related to the write-off of the purchased assembled workforce and approximately $66,000 of a favorable lease in fiscal 2004.
      Restructuring expenses. During 2004, we undertook a restructuring plan which included discontinuing our TruePerformance product line and eliminating 36 positions or 10% of our workforce, including our TruePerformance development team in Italy. We recorded restructuring charges of $1.5 million in fiscal 2004, most of which related to employee termination costs. All restructuring costs were paid in 2004.
      Stock-based Compensation. Stock-based compensation expense increased 22% from fiscal 2004 compared to fiscal 2003. The increase in stock-based compensation in fiscal 2004 was primarily related to a charge of $1.7 million resulting from the modification of stock options associated with the resignation of our former president and chief executive officer. In the first half of 2005, we expect stock-based compensation to be approximately $1.1 million, which includes a $160,000 charge in the first quarter of 2005 for the modification of stock options associated with the resignation of our Senior Vice President, Operations. In addition, beginning in the quarter ending September 30, 2005 we will be required to comply with the new accounting standard, FASB Statement No. 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement at the time of the grant based on their fair values. We are in the process of assessing the impact this revised standard will have on our financial results. We currently expect that the impact will be material.

Other Items
      The table below sets forth the changes in other items from fiscal 2003 to fiscal 2004 (in thousands, except percentage data):

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Total	December 31,	of Total	Increase	Year over
	2004	Revenue	2003	Revenue	(Decrease)	Year

Other income (expense), net:
Interest expense	$(122)	0%	$(502)	1%	$(380)	(76)%
Interest and other income, net	1,216	2%	201	0%	1,015	505%

Total other income (expense), net	$1,094	2%	$(301)	0%	$1,395	(463)%

Provision for income taxes	$75	0%	$267	0%	$(192)	(72)%

Interest Expense and Other Income, Net
      Interest expense decreased 76% from fiscal 2004 compared to fiscal 2003. Interest expense paid on outstanding debt decreased by approximately $140,000 due to lower average outstanding balances in 2004 compared to 2003. Amortization of loan discounts associated with warrants granted in connection with our credit facility also decreased by $240,000 in 2004 compared to 2003. The warrants have been fully amortized as of December 31, 2004.
      Interest and other income, net increased 505% in fiscal 2004 compared to fiscal 2003. The increase was primarily attributable to the interest income generated from investments of the net proceeds received from our initial public offering in November 2003.

Provision for Income Taxes
      The provision for income taxes decreased 72% in fiscal 2004 compared to fiscal 2003. The provision relates to income taxes currently payable on income generated from non-U.S. tax jurisdictions and state net worth taxes. The decrease was a result of generating income in the prior year compared to current year losses. We maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.
Comparison of the Years Ended December 31, 2003 and 2002

Revenue, Cost of Revenues and Gross Margin
      The table below sets forth the changes in revenue, cost of revenue and gross profit from fiscal 2002 to fiscal 2003 (in thousands, except percentage data):

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Total	December 31,	of Total	Increase	Year over
	2003	Revenue	2002	Revenue	(Decrease)	Year

Revenue:
Licenses	$37,526	52%	$9,820	37%	$27,706	282%
Maintenance and services	34,208	48%	16,766	63%	17,442	104%

Total revenue	$71,734	100%	$26,586	100%	$45,148	170%

		Percentage		Percentage
		of Related		of Related
		Revenue		Revenue

Cost of revenues
Licenses	$1,909	5%	$814	8%	$1,095	135%
Maintenance and services	25,746	75%	14,212	85%	11,534	81%

Gross profit	$44,079	61%	$11,560	43%	$32,519	281%

Revenues
      License Revenues. License revenues in fiscal 2003 increased 282% compared to fiscal 2002. The increase in license revenues was the result of sales to new customers resulting from the growth in our direct sales force, customer referrals from new partner relationships and an improved economic environment. The average license revenue per transaction in fiscal 2003 was $1.0 million compared to $0.9 million per transaction in fiscal 2002. In fiscal 2003, 13 customers accounted for transactions with $1.0 million or more of license revenue compared to four transactions in fiscal 2002. The increase in license revenues to 52% in 2003 from 37% in 2002 as a percentage of total revenue was due to strong software license revenue growth and a lower revenue growth rate in our services organization due to an increased use of third-party implementation partners performing the integration and configuration services in connection with new product sales.
      Maintenance and Service Revenues. Maintenance and service revenues in fiscal 2003 increased 104% compared to fiscal 2002. The increase in maintenance and service revenues was attributable to an increase in integration and configuration services for new customers and, to a lesser extent, increased maintenance fees associated with increased product sales. The decrease in maintenance and service revenues to 48% in 2003 from 63% in 2002 as a percentage of total revenues was, as discussed above, due to increased use of third-party implementation partners performing the integration and configuration services associated with new license sales.

Cost of Revenues and Gross Margin
      Cost of License Revenues. Cost of license revenues in fiscal 2003 increased 135% compared to fiscal 2002. The increase was attributable to third-party royalty costs associated with the higher volume of license sales in 2003. As a percentage of license revenues, cost of license revenues was 5% in 2003 compared with 8% in 2002. The lower cost of license revenues as a percentage of license revenues was due to increased sales of products that carry lower third-party royalties, resulting in a lower average royalty cost per license.
      Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues increased 81% in fiscal 2003 compared to fiscal 2002. The increase was primarily due to $4.6 million of higher personnel costs associated with increased headcount, $2.7 million in higher fees paid to sub-contractors that we use to supplement our work force and $1.7 million in higher travel expenses relating to the increase in integration and configuration services. As a percentage of maintenance and service revenues, cost of maintenance and service revenues decreased to 75% in 2003 from 85% in 2002. The decrease as a percentage of maintenance and service revenues is attributable to higher utilization rates of service personnel who bill for their services on an hourly basis and fixed overhead costs being applied to a larger amount of revenues.
      Gross Margin. Our overall gross margin increased to 61% in 2003 from 43% in 2002. The improvement in our gross margin is attributable primarily to the shift in revenue mix to higher margin license revenues, which represented 52% of total revenues for 2003, compared to 37% of total revenues for 2002. To a lesser extent, the improvement was also attributable to the individual improvements in our license margin and our maintenance and service margin discussed above.

Operating Expenses
      The table below sets forth the changes in operating expenses from fiscal 2002 to fiscal 2003 (in thousands, except percentage data):

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Total	December 31,	of Total	Increase	Year over
	2003	Revenue	2002	Revenue	(Decrease)	Year

Operating expenses:
Sales and marketing	$20,813	29%	$13,527	51%	$7,286	54%
Research and development	10,963	15%	11,118	42%	(155)	(1)%
General and administrative	6,323	9%	5,053	19%	1,270	25%
Stock-based compensation	4,577	6%	424	2%	4,153	979%

Total operating expenses	$42,676	59%	$30,122	113%	$12,554	42%

      Sales and Marketing. Sales and marketing expenses in fiscal 2003 increased 54% compared to fiscal 2002. Increases to our sales and marketing headcount led to an increase in personnel expense of $3.1 million. Commission expense increased by $1.6 million due to the higher license and maintenance sales. Marketing program fees increased by $1.6 million due to increased advertising and promotional activities. In addition, sales and marketing travel and other ancillary costs increased by approximately $1.0 million due to the increased headcount of approximately 40 employees.
      Research and Development. Research and development expenses in fiscal 2003 decreased 1% compared to fiscal 2002. The lower level of research and development expense in 2003 was primarily attributable to an outsourced development project in 2002 that resulted in higher contractor fees of approximately $406,000 and higher overhead costs of approximately $626,000 in 2002. These decreases were offset by higher personnel expense of approximately $877,000 in 2003 associated with increased headcount of approximately 15 employees.
      General and Administrative. General and administrative expenses in fiscal 2003 increased 25% compared to fiscal 2002. The increase was primarily attributable to an increase of $1.0 million in personnel expense associated with increased headcount of approximately 10 employees and an increase of approximately $178,000 in professional fees for legal services.
      Stock-based Compensation. Stock-based compensation in fiscal 2003 increased 979% compared to fiscal 2002. Total stock-based compensation expense in 2003 consisted of approximately $952,000 of stock-based compensation recorded in connection with the issuance of Series G Preferred Stock, which upon our initial public offering was converted into 271,800 shares of our common stock, to certain of our executive officers and key employees at a discount to the deemed fair value of such stock for financial accounting purposes and $3.7 million of amortization of deferred stock-based compensation.

Other Items
      The table below sets forth the changes in other items from fiscal 2002 to fiscal 2003 (in thousands, except percentage data):

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Total	December 31,	of Total	Increase	Year over
	2003	Revenue	2002	Revenue	(Decrease)	Year

Other income (expense), net:
Interest expense	$(502)	1%	$(582)	2%	$(80)	(14)%
Interest and other income, net	201	0%	137	1%	64	47%

Total other income (expense), net	$(301)	0%	$(445)	2%	$(144)	(32)%

Provision for income taxes	$267	0%	$—	0%	$267	100%

Cumulative change in accounting principle	$—	0%	$(123)	0%	$(123)	(100)%

Interest Expense and Other Income, Net
      Interest expense in fiscal 2003 decreased 14% compared to fiscal 2002. Interest expense paid on our line of credit and loans decreased by approximately $280,000 due to lower average outstanding balances in 2003 compared to 2002. This decrease was offset by approximately $200,000 of amortization of loan discounts associated with warrants granted in connection with our credit facility renewed in March 2003.
      Interest and other income, net increased 47% in fiscal 2003 compared to fiscal 2002. Interest and other income, net consists primarily of interest income on bank and investment balances, which increased due to higher average balances outstanding in 2003 compared to 2002.

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
Liquidity and Capital Resources
      From our inception in September 1996 through our initial public offering in November 2003, we funded our operations primarily through the issuance of convertible preferred stock that provided us with aggregate net proceeds of $84.2 million. In November 2003, we realized net proceeds of $72.1 million from the issuance and sale of common stock in our initial public offering. As of December 31, 2004, we had $7.7 million of cash and cash equivalents and $52.2 million of short-term investments.
      Net Cash Provided by/ Used in Operating Activities. Net cash used in operating activities was $16.5 million in 2004 compared with net cash provided by operating activities of $1.5 million in 2003 and net cash used in operating activities of $8.8 million in 2002. The significant cash receipts and outlays for the three periods are as follows (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Cash collections	$61,799	$65,228	$31,062
Payroll related costs	(45,153)	(37,077)	(24,685)
Professional services costs	(14,158)	(11,290)	(4,919)
Employee travel expense	(6,834)	(5,730)	(3,317)
Facilities related costs	(3,653)	(3,496)	(3,198)
Third-party royalty payments	(1,937)	(1,388)	(946)
Restructuring payments	(1,471)	—	—
Other	(5,135)	(4,746)	(2,844)

Net cash used in operating activities	$(16,542)	$1,501	$(8,847)

      Net cash used in operating activities increased $18.0 million in 2004 compared to 2003. The increase was primarily attributable to an increase in personnel costs of $7.9 million due to an increase of 30% in our average headcount and $2.9 million primarily due to the increased use of outside contractors in our services organization, as well as $3.5 million decrease in cash collection resulting from the decline in our revenues in 2004. Third-party royalty payments also increased in part due to a royalty agreement that required us to make a $1.0 million pre-payment for a third-party software product that is utilized in our software.
      Net Cash Provided by/ Used in Investing Activities. Net cash provided by investing activities was $6.1 million in 2004 compared with net cash used of $67.5 million in 2003 and $668,000 in 2002. Net proceeds from the sale of investments provided $10.0 million in 2004. Our principal use of cash in investing activities during 2003 was in connection with net purchases of investments of $63.2 million. Purchases of equipment, software, furniture and leasehold improvements were $2.3 million, $2.2 million and $657,000 in 2004, 2003 and 2002, respectively, to support the growth in our business and improve our infrastructure. In 2003, we also purchased a perpetual license to software code related to our now terminated TruePerformance product for $2.0 million and, in 2004, we paid an additional $2.0 million to Cezanne Software to acquire an assemble workforce of software developers that worked on our TruePerformance product. The entire TruePerformance development team has now been terminated.
      Net Cash Provided by Financing Activities. Cash provided by financing activities was $0.9 million in 2004 compared with $69.9 million in 2003 and $10.3 million in 2002. In 2004, net cash received from the exercise of stock options and shares purchased under the employee stock purchase plan was $1.5 million, which amount was partially offset by payments of $0.7 million on our outstanding debt. In 2003, net cash provided by financing activities included net cash received from our initial public offering of $72.1 million offset by net payments on our line of credit and long-term debt of $3.5 million. In 2002, net cash provided by financing included net proceeds of $8.9 million from the issuance of preferred stock offset by net payments on our line of credit and long-term debt of $1.3 million.

Contractual Obligations and Commitments
      The following table summarizes our contractual cash obligations and commercial commitments (in thousands) at December 31, 2004 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt, including current maturities	$519	$471	$48	$—	$—
Operating leases	11,172	2,140	4,025	3,780	1,227

Total contractual cash obligations	$11,691	$2,611	$4,073	$3,780	$1,227

      In 2004, we had access to a revolving line of credit that permitted borrowings of up to $10.0 million. We did not make any borrowings under this line of credit. The line of credit expires in March 2005 and will not be renewed. The line of credit and outstanding loans require us to maintain certain financial covenants. As of December 31, 2004, we were in compliance with all such covenants. We have no off-balance sheet arrangements, with the exception of operating lease commitments that have not been recorded in our consolidated financial statements.
      Other obligations include one letter of credit outstanding at December 31, 2004, totaling approximately $390,000 related to our San Jose office.
      We believe our existing cash balances and credit facilities will be sufficient to meet our anticipated short and long term cash requirements as well as the contractual obligations listed above. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancement to existing products, and the continuing market acceptance of our products.
Factors That Could Affect Future Results
      We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Annual Report on Form 10-K and in our other public filings.

We have a history of losses, and we cannot assure you that we will achieve and sustain profitability.
      We incurred net losses of $25.5 million and $19.1 million in fiscal 2004 and 2002, respectively, and had net income of approximately $835,000 in fiscal 2003. While we have taken steps to reduce our expense levels to better track with our revenues we expect to incur a loss in fiscal 2005 and cannot assure you that we will be able to achieve and sustain profitability on a quarterly or annual basis. If we cannot increase our quarterly license revenues, our future results of operations and financial condition will be harmed.

We have recently experienced changes in our senior management team and the loss of other key personnel or any inability of these personnel to perform in their new roles could adversely affect our business.
      We have recently engaged an executive search firm for purposes of hiring a permanent chief executive officer and are also in the process of hiring a new vice president of sales. In June 2004, Reed D. Taussig, who had served as our president and chief executive officer since 1997, resigned from Callidus and its board of directors and David B. Pratt, who joined our board of directors in May 2004, was appointed interim president and chief executive officer. In September 2004, Daniel J. Welch, senior vice president of EMEA and general manager of TruePerformance left the company and in February 2005, Christopher W. Cabrera, senior vice president, operations, also resigned. In addition, other recent changes included promoting Richard Furino to vice president, client services in April 2004.
      Our success will depend to a significant extent on our ability to hire an effective chief executive officer and vice president of sales, to assimilate these changes in our leadership team and to retain the services of our executive officers, and other key employees. If we lose the services of one or more of our executives or key employees, if we fail to successfully hire an effective chief executive officer and vice president of sales and assimilate these changes in our management team or if one or more of our executives or key employees decides to join a competitor or otherwise compete directly or indirectly with us, this could harm our business and could affect our ability to successfully implement our business plan.

Our quarterly revenues and operating results can be difficult to predict and can fluctuate substantially, which may harm our results of operations.
      Our revenues, particularly our license revenues, are difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. For example, in fiscal 2004, our license revenues were substantially lower than expected due to delays in purchasing by our customers and failures to close transactions resulting in a net loss for the year.
      Factors that may cause our quarterly revenue and operating results to fluctuate include:

•	The discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	competitive conditions in our industry, including new products, product announcements and special pricing offered by our competitors;

•	our ability to hire, train and retain appropriate sales and professional services staff;

•	customers’ concerns regarding Sarbanes-Oxley Section 404 compliance and implementing large, enterprise-wide deployments of our products;

•	varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenues;

•	sales cycles

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our ability to timely complete our service obligations related to product sales;

•	general weakening of the economy resulting in a decrease in the overall demand for computer software and services;

•	the utilization rate of our professional services personnel and the degree to which we use third-party consulting services;

•	changes in our pricing policies;

•	timing of product development and new product initiatives;

•	changes in the mix of revenues attributable to higher-margin product license revenues as opposed to substantially lower-margin service revenues.
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
      If we are unable to substantially increase our license revenues, we many be unable to achieve and sustain profitability. Our quarterly license revenues are dependent upon a relatively small number of transactions involving sales of our products to new customers, and to date recurring license revenues from existing customers have not comprised a substantial part of our revenues. As such, variations in the rate and timing of conversion of our sales prospects into revenues could result in our failure to meet revenue objectives in future periods, as has been the case in fiscal 2004. In addition, based upon the terms of our customer contracts, we recognize the bulk of our license revenues for a given sale either at the time we enter into the agreement and deliver the product, or over the period in which we perform any services that are essential to the functionality of the product. Unexpected changes in the size of transactions or other contractual terms late in the negotiation process or changes in the mix of contracts we enter into could therefore materially and adversely affect our license revenues in a quarter. Delays or reductions in the amount of customers’ purchases would adversely affect our revenues, results of operations and financial condition and could cause our stock price to decline.

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
      The sales cycles for our products have historically been between six and twelve months for the majority of our sales, and in some cases have taken longer. In addition, we have recently been experiencing lengthening of our selling cycles. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan our expenditures accordingly. The period between our initial contact with a potential customer and its purchase of our products and services is relatively long due to several factors, including:

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
      The delay or failure to complete sales in a particular quarter would reduce our revenues in that quarter, as well as any subsequent quarters over which revenues for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues. If we continue to experience delays on one or more large orders, as we have in fiscal 2004, our operating results will continue to be adversely affected.

If we are unable to increase sales of new product licenses, our maintenance and service revenues will be materially and adversely affected.
      While we experienced a sharp decline in license revenues in fiscal 2004, our maintenance and service revenues were largely in line with our expectations. A substantial portion of our maintenance and services revenues are derived from providing professional integration and configuration services associated with product licenses sold in prior periods. As such, if we are unable to increase sales of our product licenses, our services revenue will decline as well.

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed.
      Our ability to successfully implement our business plan and comply with regulations, including Sarbanes-Oxley Act of 2002, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

Our maintenance and service revenues produce substantially lower gross margins than our license revenues, and decreases in license revenues relative to service revenues have harmed, and may continue to harm, our overall gross margins.
      Our maintenance and service revenues, which include fees for consulting, implementation, maintenance and training, were 78%, 48% and 63% of our revenues in fiscal years 2004, 2003 and 2002, respectively. Our maintenance and service revenues have substantially lower gross margins than our license revenues. The decrease in the percentage of total revenues represented by license revenues in fiscal 2004 as compared to fiscal 2003 adversely affected our overall gross margins and contributed to a net loss for the year. Failure to increase our higher margin license revenues in the future would again adversely affect our gross margin and operating results.
      Maintenance and service revenues as a percentage of total revenues have varied significantly from period to period due to fluctuations in licensing revenues, economic changes, change in the average selling prices for our products and services, our customers’ acceptance of our products and our sales force execution. In addition, the volume and profitability of services can depend in large part upon:

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

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed.
      Our ability to successfully implement our business plan and comply with regulations, including Sarbanes-Oxley Act of 2002, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

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
      To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve existing products and we must also continue to introduce new products and services. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues. For example, we introduced our TruePerformance product in the first quarter of 2003 and discontinued this product in June 2004 due to an effort to focus our efforts on our core business and reduce expenses in light of the substantial declines in our license revenues. In connection with the discontinuation of the TruePerformance product line, we recorded impairment and restructuring charges of approximately $5.3 million in the third quarter of 2004. If we are unable to successfully develop new products or enhance and improve our existing products or if we fail to position and/or price our products to meet market demand, our business and operating results will be adversely affected.

A substantial majority of our revenues are derived from TrueComp and related products and services and a decline in sales of these products and services could adversely affect our operating results and financial condition.
      We derive a substantial majority of our revenues from TrueComp and related products and services, and revenues from these products and services are expected to continue to account for a substantial majority of our revenues for the foreseeable future. Because we generally sell licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase maintenance contracts, our future license revenues are substantially dependent on sales to new customers. In addition, substantially all of our TrueInformation product sales have historically been made in connection with TrueComp sales. As a result of these factors, we are particularly vulnerable to fluctuations in demand for TrueComp. Accordingly, if demand for TrueComp and related products and services declines significantly, our business and operating results will, as was in the case in 2004, be adversely affected.

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
      Many of our enterprise resource planning competitors and other potential competitors have significantly greater financial, technical, marketing, service and other resources than we have. Many of these companies also have a larger installed base of users, longer operating histories or greater name recognition than we have. Some of our competitors’ products may also be more effective than our products at performing particular EIM system functions or may be more customized for particular customer needs in a given market. Even if our competitors provide products with more limited EIM system functionality than our products, these products may incorporate other capabilities, such as recording and accounting for transactions, customer orders or inventory management data. A product that performs these functions, as well as some of the functions of our software solutions, may be appealing to some customers because it would reduce the number of different types of software used to run their business. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.
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
      We depend on our direct sales force for most of our sales and have made significant expenditures in past periods to expand our sales force. Despite our efforts to expand our sales force, however, we have also experienced sales force attrition. For example, our head of sales, resigned effective February 28, 2005. While it is our goal to hire and retain qualified replacements, we face intense competition for sales personnel in the software industry, and cannot be sure that we will be successful in hiring a new vice president of sales or retaining key sales individuals in accordance with our plans. If we fail to successfully maintain a strong sales force, our future sales will be adversely affected.

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
      These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as out-of-pocket expenses.
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
      For instance, in December 2003, we purchased a non-exclusive license to copy, create, modify, and enhance the source code for our TruePerformance product, and in May 2004, we acquired a part of the development team of Cezanne Software in order to continue the development of the TruePerformance product. However, given our lower revenue projections and our plan to lower expenses, we made the decision to discontinue the TruePerformance product in June of 2004 and recorded a total impairment of intangible assets charge of $3.8 million as well as restructuring charges of approximately $1.5 million.

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
      In July 2004, a purported class action lawsuit was filed against us and certain of our current directors and officers, by or on behalf of persons claiming to be our shareholders and persons claiming to have purchased or otherwise acquired our securities during the period from November 19, 2003 through June 23, 2004. In addition, in each of July and October 2004 derivative lawsuits were filed against us and certain of our current directors and officers. In February 2005, the parties stipulated to a stay of the state derivative case in favor of the federal derivative case. In February 2005, the Company filed a motion to dismiss the amended complaint. The court has scheduled a hearing on the Company’s motion for May 6, 2005. Additional lawsuits may be filed against us in the future. We currently have director and officer insurance to cover claims that may arise in connection with these lawsuits and we believe that the claims are without merit. However, in the event of an adverse result in one of these cases, the Company’s insurance may not be sufficient to satisfy a damage award and thus such an adverse result could have a material negative financial impact on the Company. Regardless of the outcome of any of these actions, however, it is likely that such actions will cause a diversion of our management’s time and attention.

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
      We may in the future expand our international operations. Any international expansion would require substantial financial resources and a significant amount of attention from our management. International operations involve a variety of risks, particularly:

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
      Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of December 31, 2004. As a result, if some of these persons or entities act together, they have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours.

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
      Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities, that typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At December 31, 2004, the average maturity of our investments was approximately seven months and all investment securities had maturities of less than twenty-four months. The following table presents certain information about our financial instruments at December 31, 2004 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
			Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value

Available-for-sales securities	$39,923	$13,552	$53,475	$53,165
Weighted average interest rate	2.07%	2.03%
      Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. We had a revolving line of credit that expired in March 2005 for borrowings up to $10.0 million and outstanding term loans with variable interest rates based on the lender’s prime rate and prime rate plus 0.50%, respectively. The risk associated with fluctuating interest expense is limited to these debt instruments. Due to our outstanding debt balance of $0.5 million as of December 31, 2004, we do not believe that any change in the prime rate would have a significant impact on our interest expense.
      Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, German and Australian operations, are generally denominated in United States dollars. For the year ended December 31, 2004, we earned approximately 9% of our revenue from our international operations. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. We expect to continue to do a majority of our business in United States dollars. We have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

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

Item 9B.	Other Information
      None.
PART III
      Certain information required by Part III of Form 10-K is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our annual meeting of stockholders, currently scheduled for June 7, 2005, and the information included in the proxy statement shall be incorporated herein by reference when it is filed with the Securities and Exchange Commission.
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
INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation**
3.2	Amended and Restated By-Laws**
3.3	Certificate of Designations (incorporated by reference from Exhibit A to Exhibit 10.27 to the Company’s Form 8-K file with the commission on September 3, 2004)
4.1	Specimen Stock Certificate***
4.2	Amended and Restated Registration and Information Rights Agreement dated as of December 24, 2002**
4.3	Amendment to Stockholders Rights Agreement dated September 28, 2004 (incorporated by reference herein from Exhibit 10.27.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004).
4.4	Amendment to Stockholders Rights Agreement dated September 28, 2004 (incorporated by reference herein from Exhibit 10.27.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004).

Exhibit
Number	Description

10.1	Loan and Security Agreement with Silicon Valley Bank dated September 26, 2002**
10.2	Loan Modification Agreement with Silicon Valley Bank dated March 27, 2003**
10.3	Lease Agreement between W9/PHC II San Jose, L.L.C. and Callidus Software Inc.**
10.4	1997 Stock Option Plan**
10.5	Restated 2003 Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference herein from Exhibit 10.7.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004).
10.6	Amended and Restated Employee Stock Purchase Plan (restated as of August 10, 2004) (incorporated by reference herein from Exhibit 10.8.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004).
10.7	Form of Change of Control Agreement with Messrs. Taussig, C. Cabrera, Rankin, Warfield, Fior, Braun and James entered into between October 1998 and June 2003**
10.8	Form of Change of Control Agreement with Messrs. Warfield, Taussig, Rankin, C. Cabrera, Fior, Braun, Eickhoff, James, Opdendyk, Spreng and R Furino entered into between September 2003 and January 2005**
10.9	Form of Indemnification Agreement**
10.10	Severance Agreement with Robert W. War field dated November 15, 2001**
10.11	Severance Agreement with Bertram W. Rankin dated May 10, 2003**
10.12	Severance Agreement with Ronald J. Fior dated August 30, 2002**
10.13	Note and Security Agreement from Reed D. Taussig dated January 7, 1998**
10.14	Non-Plan Option Agreement with Reed D. Taussig**
10.17	Stock Option Agreement with Robert W. Warfield**
10.18	Employment Agreement with Reed D. Taussig***
10.19	Severance and Change of Control Agreement with Richard D. Furino dated October 31, 2003 (incorporated by reference herein from Exhibit 10.21 to the Company’s Form 10-Q filed with the Commission on May 14, 2004).
10.20	Loan Modification Agreement with Silicon Valley Bank dated March 8, 2004 (incorporated by reference herein from Exhibit 10.22 to the Company’s Form 10-Q filed with the Commission on May 14, 2004).
10.21	Separation and Consulting Agreement with Reed D. Taussig dated June 23, 2004 (incorporated by reference herein from Exhibit 10.23 to the Company’s Form 10-Q filed with the Commission on August 6, 2004).
10.22	Employment Agreement with David B. Pratt dated July 14, 2004 (incorporated by reference herein from Exhibit 10.24 to the Company’s Form 10-Q filed with the Commission on August 6, 2004).
10.23	Employment Agreement with David B. Pratt dated November 5, 2004 (incorporated by reference herein from Exhibit 10.24.1 to the Company’s Form 8-K filed with the Commission on November 9, 2004).
10.24	Change of Control Agreement with David B. Pratt dated July 14, 2004 (incorporated by reference herein from Exhibit 10.25 to the Company’s Form 10-Q filed with the Commission on August 6, 2004).
10.25	Separation Agreement and Release of Claims with Daniel Welch dated August 24, 2004. (incorporated by reference herein from Exhibit 10.26 to the Company’s Form 8-K filed with the Commission on August 27, 2004).
10.26	Form of Performance-Based Stock Option Agreement for stock options granted to Messrs. Fior, Warfield, Cabrera and Rankin on September 1, 2004 (incorporated by reference herein from Exhibit 10.28 to the Company’s Form 8-K filed with the Commission on September 3, 2004).
10.27	Stock Option Agreement between Mr. Richard Furino and the Company (Grant Date September 1, 2004) (incorporated by reference herein from Exhibit 10.29 to the Company’s Form 8-K filed with the Commission on September 3, 2004).

Exhibit
Number	Description

10.28	Form of Executive Compensation Plan (incorporated by reference herein from Exhibit 10.30 to the Company’s Form 10-Q filed with the Commission on November 15, 2004).
10.29	Form of Executive Compensation Plan Including Quarterly Bonus (incorporated by reference herein from Exhibit 10.31 to the Company’s Form 10-Q filed with the Commission on November 15, 2004).
10.30	Separation Agreement and Release of Claims with Christopher W. Cabrera effective January 25, 2005 (incorporated by reference herein from Exhibit 10.32 to the Company’s Form 8-K filed with the Commission on January 26, 2005).
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	302 Certifications
32.1	906 Certification

**	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-109059) on September 23, 2003, which the Securities and Exchange Commission declared effective on November 19, 2003.

***	Incorporated by reference to exhibits of the same number filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109059) on November 7, 2003.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2005.

CALLIDUS SOFTWARE INC.

By:	/s/ RONALD J. FIOR

Ronald J. Fior,
Chief Financial Officer, Vice President, Finance
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ DAVID B. PRATT David B. Pratt	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2005

/s/ RONALD J. FIOR Ronald J. Fior	Vice President, Finance and Chief Financial Officer (Principal Accounting Officer)	March 29, 2005

/s/ MICHAEL A. BRAUN Michael A. Braun	Chairman	March 29, 2005

/s/ JOHN R. EICKHOFF John R. Eickhoff	Director	March 29, 2005

/s/ GEORGE JAMES George James	Director	March 29, 2005

/s/ TERRY L. OPDENDYK Terry L. Opdendyk	Director	March 29, 2005

/s/ R. DAVID SPRENG R. David Spreng	Director	March 29, 2005

CALLIDUS SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Callidus Software Inc.
      We have audited the accompanying consolidated balance sheets of Callidus Software Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callidus Software Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Mountain View, California
January 19, 2005

CALLIDUS SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	December 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$7,651	$17,005
Short-term investments	52,166	63,261
Accounts receivable, net of allowances of $857 in 2004 and $834 in 2003	12,126	14,850
Prepaids and other current assets	1,868	1,511

Total current assets	73,811	96,627
Property and equipment, net	3,361	2,721
Intangible asset	—	2,000
Deposits and other assets	1,317	851

Total assets	$78,489	$102,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,904	$3,504
Current portion of long-term debt	471	694
Accrued payroll and related expenses	3,827	3,638
Accrued expenses	1,881	3,542
Deferred revenue	6,856	7,930

Total current liabilities	14,939	19,308
Long-term debt, less current portion	48	520
Deferred rent	292	180
Long-term deferred revenue	178	693

Total liabilities	15,457	20,701

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 25,255, and 23,961 shares issued and outstanding at December 31, 2004 and 2003, respectively	26	24
Additional paid-in capital	184,443	184,343
Deferred stock-based compensation	(2,316)	(9,328)
Notes receivable from stockholders	—	(83)
Accumulated other comprehensive income	108	288
Accumulated deficit	(119,229)	(93,746)

Total stockholders’ equity	63,032	81,498

Total liabilities and stockholders’ equity	$78,489	$102,199

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues:
License revenues	$12,758	$37,526	$9,820
Maintenance and service revenues	45,936	34,208	16,766

Total revenues	58,694	71,734	26,586
Cost of revenues:
License revenues	774	1,909	814
Maintenance and service revenues	32,070	25,746	14,212
Impairment of purchased technology	1,800	—	—

Total cost of revenues	34,644	27,655	15,026

Gross profit	24,050	44,079	11,560

Operating expenses:
Sales and marketing	20,577	20,813	13,527
Research and development	13,415	10,963	11,118
General and administrative	7,493	6,323	5,053
Impairment of intangible assets	1,994	—	—
Restructuring expenses	1,488	—	—
Stock-based compensation(1)	5,585	4,577	424

Total operating expenses	50,552	42,676	30,122

Operating income (loss)	(26,502)	1,403	(18,562)
Interest expense	(122)	(502)	(582)
Interest and other income, net	1,216	201	137

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(25,408)	1,102	(19,007)
Provision for income taxes	75	267	—

Income (loss) before cumulative effect of change in accounting principle	(25,483)	835	(19,007)
Cumulative effect of change in accounting principle	—	—	(123)

Net income (loss)	$(25,483)	$835	$(19,130)

Basic net income (loss) per share attributable to common stockholders (Note 1)	$(1.04)	$0.06	$(13.98)

Diluted net income (loss) per share	$(1.04)	$0.04	$(13.98)

Shares used in basic per share computation	24,419	4,003	1,368

Shares used in diluted per share computation	24,419	21,294	1,368

(1) Stock-based compensation consists of:
Cost of maintenance and service revenues	$481	$852	$95
Sales and marketing	1,217	1,444	73
Research and development	1,061	1,148	119
General and administrative	2,826	1,133	137

Total stock-based compensation	$5,585	$4,577	$424

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2004, 2003 and 2002

	Convertible						Notes	Accumulated
	Preferred Stock		Common Stock		Additional	Deferred	Receivable	Other		Total
					Paid-in	Stock-based	from	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	Income (Loss)	Deficit	Equity	Income (Loss)

	(In thousands, except per share information)
Balances as of December 31, 2001	21,429	$21	1,353	$2	$87,016	$(621)	$(238)	$(39)	$(75,451)	$10,690
Issuance of Series F preferred stock, net of issuance costs of $42	497	1	—	—	1,907	—	—	—	—	1,908
Issuance of Series G preferred stock, net of issuance costs of $65	7,095	7	—	—	7,023	—	—	—	—	7,030
Conversion of notes and accrued interest to Series G preferred stock	905	1	—	—	904	—	—	—	—	905
Exercise of stock options	—	—	47	—	29	—	—	—	—	29
Cancellation of unvested stock options	—	—	—	—	(107)	23	—	—	—	(84)
Amortization of deferred stock-based compensation	—	—	—	—	—	508	—	—	—	508
Issuance of stock options and warrants to non-employees	—	—	—	—	163	—	—	—	—	163
Cumulative translation adjustment	—	—	—	—	—	—	—	74	—	74	$74
Net loss	—	—	—	—	—	—	—	—	(19,130)	(19,130)	(19,130)

Balances as of December 31, 2002	29,926	30	1,400	2	96,935	(90)	(238)	35	(94,581)	2,093	$(19,056)

Issuance of Series G preferred stock	453	—	—	—	1,405	—	—	—	—	1,405
Issuance of common stock for cash at $14 per share in initial public offering, net of $2,772 of issuance costs	—	—	5,750	5	72,087	—	—	—	—	72,092
Conversion of preferred stock to common stock upon completion of initial public offering	(30,379)	(30)	15,932	16	14	—	—	—	—	—
Cashless conversion of common stock warrants upon completion of initial public offering	—	—	320	—	—	—	—	—	—	—
Exercise of warrants	—	—	306	—	511	—	—	—	—	511
Exercise of stock options	—	—	253	1	257	—	—	—	—	258
Repayment on notes receivable	—	—	—	—	—	—	155	—	—	155
Deferred stock- based compensation	—	—	—	—	13,111	(13,111)	—	—	—	—
Cancellation of unvested stock options	—	—	—	—	(248)	178	—	—	—	(70)
Amortization of deferred stock-based compensation	—	—	—	—	—	3,695	—	—	—	3,695
Issuance of stock options and warrants to non-employees	—	—	—	—	271	—	—	—	—	271
Unrealized gain on investments	—	—	—	—	—	—	—	23	—	23	$23
Cumulative translation adjustment	—	—	—	—	—	—	—	230	—	230	230
Net income	—	—	—	—	—	—	—	—	835	835	835

Balance as of December 31, 2003	—	—	23,961	24	184,343	(9,328)	(83)	288	(93,746)	81,498	$1,088

Cashless conversion of warrants	—	—	132	—	—	—	—	—	—	—
Issuance of common stock under stock incentive plans	—	—	979	2	1,114	—	—	—	—	1,116
Issuance of common stock under non-plan option	—	—	76	—	62	—	—	—	—	62
Issuance of common stock under stock purchase plans	—	—	107	—	350	—	—	—	—	350
Cancellation of unvested stock options	—	—	—	—	(3,150)	1,933	—	—	—	(1,217)
Amortization of deferred stock-based compensation	—	—	—	—	—	5,079	—	—	—	5,079
Stock-based compensation for modified options	—	—	—	—	1,724	—	—	—	—	1,724
Repayment on notes receivable	—	—	—	—	—	—	83	—	—	83
Unrealized loss on investments	—	—	—	—	—	—	—	(333)	—	(333)	$(333)
Cumulative translation adjustment	—	—	—	—	—	—	—	153	—	153	153
Net loss	—	—	—	—	—	—	—	—	(25,483)	(25,483)	(25,483)

Balance as of December 31, 2004	—	$—	25,255	$26	$184,443	$(2,316)	$—	$108	$(119,229)	$63,032	$(25,663)

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(25,483)	$835	$(19,130)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	1,552	1,459	2,026
Amortization of intangible assets	359	—	—
Provision for doubtful accounts and sales returns	2,577	1,794	411
Stock-based compensation	5,585	4,577	424
Non-cash expenses associated with non-employee options and warrants	77	334	106
Loss on disposal of property	127	—	—
Impairment of intangible assets	3,794	—	—
Net amortization on investments	772	—	—
Cumulative effect of change in accounting principle	—	—	123
Accrued interest on convertible notes payable	—	—	5
Changes in operating assets and liabilities:
Accounts receivable	251	(12,049)	(1,930)
Prepaids and other current assets	(408)	(773)	45
Other assets	(900)	—	—
Accounts payable	(1,611)	1,513	687
Accrued payroll and related expenses	(36)	1,354	1,588
Accrued expenses	(1,562)	466	1,920
Deferred revenue	(1,636)	1,991	4,878

Net cash provided by (used in) operating activities	(16,542)	1,501	(8,847)

Cash flows from investing activities:
Purchases of investments	(46,309)	(70,738)	—
Proceeds from sale of investments	56,300	7,500	—
Purchases of property and equipment	(2,340)	(2,161)	(657)
Purchase of intangible asset	(1,958)	(2,000)	—
Proceeds from sale of property and equipment	14	—	—
Change in deposits	417	(69)	(11)

Net cash provided by (used in) investing activities	6,124	(67,468)	(668)

Cash flows from financing activities:
Borrowings on subordinated convertible notes payable	—	—	1,900
Repayments of subordinated convertible notes payable	—	—	(1,000)
Borrowings on bank line of credit	—	15,858	16,517
Repayments of bank line of credit	—	(18,746)	(15,552)
Borrowings on long-term debt	—	289	1,500
Repayments of long-term debt	(694)	(944)	(2,073)
Net proceeds from issuance of preferred stock and warrants	—	453	8,938
Net proceeds from issuance of common stock	1,528	72,864	29
Net proceeds from repayment of stockholder notes receivable	83	155	—

Net cash provided by financing activities	917	69,929	10,259

Effect of exchange rates on cash and cash equivalents	147	210	55

Net (decrease) increase in cash and cash equivalents	(9,354)	4,172	799
Cash and cash equivalents at beginning of period	17,005	12,833	12,034

Cash and cash equivalents at end of period	$7,651	$17,005	$12,833

Supplemental disclosures of cash flow information:
Cash paid for interest	$63	$203	$517

Cash paid for income taxes	$160	$157	$—

Noncash investing and financial activities:
Conversion of notes payable and accrued interest to preferred stock	$—	$—	$905

Deferred stock-based compensation	$—	$13,111	$—

Cancellation of unvested stock options	$1,933	$178	$23

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and Significant Accounting Policies

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

Reclassifications
      The Company reclassified auction rate securities and short-term municipal bonds of $39.3 million as of December 31, 2003 from cash and cash equivalents to short-term investments on its Consolidated Balance Sheet. The Company also reclassified the purchases and sales of these auction rate securities and short-term municipal bonds in its Consolidated Statements of Cash Flows, which increased purchases of investments by $39.3 million for the year ended December 31, 2003. In addition, the Company reclassified certain other immaterial amounts in 2003 as reported on the Consolidated Balance Sheet to conform to the current year presentation.

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

Principles of Consolidation
      The consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the Company), which include wholly-owned subsidiaries in the United Kingdom, Germany, Italy and Australia. All intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates
      Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation
      The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Accordingly, the foreign currencies are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average rates during each reporting periods for the results of operations. Adjustments resulting from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in interest and other income, net in the accompanying consolidated statements of operations.

Cash and Cash Equivalents and Short-term Investments
      For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of December 31, 2004 and 2003 consisted of money market funds and corporate notes and obligations. The Company considers all investments that are available-for-sale that have a maturity date longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. Short-term investments as of December 31, 2004 and 2003 consisted of U.S. government and agency obligations, municipal obligation bonds and auction rate and preferred stock.

Fair Value of Financial Instruments and Concentrations of Credit Risk
      The fair value of the Company’s financial instruments, including cash and cash equivalents and short-term investments, accounts receivable and accounts payable, approximate their respective carrying value due to their short maturity. The carrying value of the Company’s debt approximates fair market value based upon the borrowing rates available to the Company for loans with similar terms. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company is exposed to credit risks related to its short-term investments in the event of a default or decrease in credit worthiness of one of the issuers of the investments.
      The Company’s customer base consists of businesses throughout North America, Europe and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of December 31, 2004, the Company had three customers comprising 18%, 17% and 11%, respectively, of accounts receivable. As of December 31, 2003, the Company had three customers comprising 15%, 13% and 11%, respectively, of accounts receivable.

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

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Below is a summary of the changes in the Company’s valuation accounts for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Balance at			Balance at
	Beginning			End of
	of Period	Provision	Write-Offs	Period

Allowance for doubtful accounts
Year ended December 31, 2002	$47	$107	$(25)	$129
Year ended December 31, 2003	129	58	—	187
Year ended December 31, 2004	187	160	(27)	320

	Balance at		Remediation	Balance at
	Beginning		Service	End of
	of Period	Provision	Claims	Period

Sales return reserve
Year ended December 31, 2002	$—	$304	$(152)	$152
Year ended December 31, 2003	152	1,736	(1,241)	647
Year ended December 31, 2004	647	2,417	(2,527)	537

Property and Equipment
      Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the assets’ estimated useful lives or the related lease term. Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts and the gain or loss is reflected in the consolidated statement of operations.

Impairment of Long-Lived Assets
      The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires long-lived assets, such as property and equipment and purchased intangibles subject to amortization to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Upon classification of long lived as “held for sale”, such assets are measured at the lower of their carrying amount or fair value less cost to sell and the Company ceases further depreciation or amortization.

Research and Development Costs
      Software development costs associated with new products and enhancements to existing products are expensed as incurred until technological feasibility, in the form of a working model, is established, at which time any additional development costs would be capitalized in accordance with SFAS No. 86, Computer Software to Be Sold, Leased, or Otherwise Marketed. In December 2003, the Company purchased a non-exclusive, fully-paid, royalty-free license to copy, create, modify, and enhance the source code for its TruePerformance product. The $2.0 million purchase price was recorded as an intangible asset in the accompanying consolidated balance sheet as of December 31, 2003. During the first half of 2004, the

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company amortized $200,000 and recorded an impairment of $1.8 million related to the capitalized software costs (see Note 4). To date, the Company’s other software developments have been completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized

Goodwill
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

Stock-Based Compensation
      The Company has stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, deferred stock-based compensation expense is based on the difference, if any, between the fair value of the Company’s stock and the exercise price of related equity awards on the date of grant. Deferred stock-based compensation is amortized and expensed on an accelerated basis over the corresponding vesting period, using the method outlined in Financial Accounting Standards Board (FASB) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Amortization of deferred stock-based compensation recognized during the years ended December 31, 2004, 2003 and 2002, totaled $3.9 million, $4.6 million and $424,000, respectively. In addition, during the year ended December 31, 2004, the Company recorded stock-based compensation expense of $1.7 million related to the modification of stock options associated with the resignation of the chief executive officer from the Company. In 2003, the Company recorded an additional $952,000 of stock-based compensation in connection with the issuance of Series G Preferred Stock to certain of its officers and other employees. These calculations are based on a multiple-option valuation approach and forfeitures are recognized as they occur. For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period of generally four years and the Company’s Employee Stock Purchase Plan’s over the respective purchase periods. The per share weighted-average estimated fair value of stock options granted with exercise prices that equal fair value in 2004, 2003 and 2002, were $3.11, $0.89 and $0.08, respectively. The per share weighted-average estimated fair value of share purchase rights under the Employee Stock Purchase Plan in 2004 and 2003 was $2.77 and $6.78, respectively. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Net income (loss) attributable to common shareholders	$(25,483)	$835	$(19,130)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	5,585	4,577	424
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(8,199)	(5,182)	(971)

Pro forma net income (loss)	$(28,097)	$230	$(19,677)

Basic net income (loss) per share attributable to common shareholders	$(1.04)	$0.06	$(13.98)
Pro forma basic net income (loss) per share	$(1.15)	$0.02	$(14.38)
Diluted net income (loss)	$(1.04)	$0.04	$(13.98)
Pro forma diluted net income (loss) per share	$(1.15)	$0.01	$(14.38)
      For purposes of the foregoing fair value calculations, the Company used the Black-Scholes method. The assumptions used in computing the fair value of stock options or stock purchase rights are discussed in the remainder of this paragraph. The Company estimated the expected useful lives, giving consideration to the vesting and purchase periods, contractual lives, and the relationship between the exercise price and the fair market value of the Company’s common stock, among other factors. The expected volatility was estimated giving consideration to the expected useful lives of the stock options and recent volatility of the Company’s common stock, among other factors. The risk-free rate is the U.S. Treasury bill rate for the relevant expected life. The fair value of stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,

	2004	2003	2002

Stock Option Plans
Expected life (in years)	2.3	2.9	2.8
Risk-free interest rate	2.8%	2.1%	3.8%
Volatility(1)	67%	0%-84%	0%
Employee Stock Purchase Plan
Expected life (in years)	1.0	1.0	N/A	(2)
Risk-free interest rate	1.7%	1.3%	N/A	(2)
Volatility	63%	84%	N/A	(2)

(1)	The Company used a 0% volatility until the effective date of its initial public offering. After this date the Company used a weighted-average volatility of 84%.

(2)	In fiscal year 2002, the Company did not offer an ESPP to their employees. Accordingly, pro forma assumptions are not applicable.
      Beginning in the third quarter of fiscal 2005, the Company expects to incur significant stock-compensation expense due to the revised FASB Statement No. 123R. Please see “Recent Accounting Pronouncements” for a further discussion.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      If an arrangement provides for unspecified additional software products during a contractual period, the license revenues are recognized ratably over that period. Revenues from maintenance agreements providing technical support and software update and upgrade rights are recognized ratably over the term of the maintenance agreements. Revenues from services that are not essential to the functionality of the software are recognized as the services are performed.
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

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Cost of Revenues
      Cost of license revenues consists primarily of third-party royalties and amortization of purchased technology. Cost of maintenance and service revenues consists primarily of salaries, benefits, travel and allocated overhead costs related to consulting, training and other professional services personnel, including cost of services provided by third-party consultants engaged by the Company. In addition, in 2004 cost of revenues included an impairment of purchased technology.

Advertising Costs
      The Company expenses advertising costs in the period incurred. Advertising expense was $734,000, $517,000 and $200,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Year Ended December 31,

	2004	2003	2002

Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(1.04)	$0.06	$(13.89)
Cumulative effect of change in accounting principle	—	—	(0.09)

Basic net income (loss) per share	$(1.04)	$0.06	$(13.98)

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(1.04)	$0.04	$(13.89)
Cumulative effect of change in accounting principle	—	—	(0.09)

Diluted net income (loss) per share	$(1.04)	$0.04	$(13.98)

      Diluted net income (loss) per share does not include the effect of the following potential common shares because to do so would be antidilutive for the periods presented (in thousands):

	Year Ended December 31,

	2004	2003	2002

Convertible preferred stock	—	—	10,896
Stock options	5,486	607	2,839
Warrants	75	29	689

Totals	5,561	636	14,424

      The weighted average exercise price of stock options excluded for the years ended December 31, 2004, 2003 and 2002 was $3.46, $5.74 and $1.53, respectively. The weighted average exercise price of warrants excluded for the years ended December 31, 2004, 2003 and 2002 was $5.91, $15.08 and $3.75, respectively.
      Basic net income (loss) per common share is generally calculated by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. However, due to the Company’s issuance of convertible preferred stock (Preferred Stock), which contains certain participation rights, EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings” (Topic D-95) requires those securities to be included in the computation of basic net income (loss) per share if the effect is dilutive. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic net income (loss) per share may be calculated using either the if-converted method or the two-class method. Under the basic if-converted method, the dilutive effect of the Preferred Stock’s participation rights on net income (loss) per share cannot be less than the amount that would result from the application of the two-class method of computing net income (loss) per share. The Company elected to use the two-class method in calculating basic net income (loss) per share until the conversion of Preferred Stock which occurred in November 2003.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Numerator:
Net income (loss) attributable to common stockholders	$(25,483)	$835	$(19,130)
Income subject to participation prior to initial public offering		765
Amount allocable to common stockholders(1)		22%

Prorated rights to undistributed income to common stockholders		168
Income after initial public offering not subject to participation		70

Total rights to undistributed income		$238

Denominator:
Basic:
Weighted average common shares outstanding	24,419	4,003	1,389
Less: Weighted average unvested shares subject to repurchase	—	—	(21)

Denominator on basic calculation	24,419	4,003	1,368

Basic net income (loss) per share	$(1.04)	$0.06	$(13.98)

(1) Weighted average common shares outstanding		4,003
Weighted average additional common shares assuming conversion of Preferred Stock		14,076

Weighted average common shares assuming conversion of Preferred Stock		18,079

Amount allocable to common stockholders		22%
Diluted:
Weighted average common shares outstanding	24,419	4,003	1,389
Less: Weighted average unvested shares subject to repurchase	—	—	(21)
Weighted average dilutive effect of convertible preferred stock	—	14,076	—
Weighted average dilutive effect of common stock options	—	3,042	—
Weighted average dilutive effect of warrants	—	173	—

Denominator on diluted calculation	24,419	21,294	1,368

Diluted net income (loss) per common share	$(1.04)	$0.04	$(13.98)

Comprehensive Income (Loss)
      Comprehensive income (loss) is the total of net income (loss), unrealized gains and losses on investments, and foreign currency translation adjustments. Unrealized gains and losses on investments and foreign currency translation adjustment amounts are excluded from net income (loss) and are reported in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective for the Company in the quarter ending September 30, 2005.
      Upon the adoption of SFAS No. 123R, the Company can elect to recognize stock-based compensation related to employees’ equity awards in its consolidated statements of operations using fair value based method on a modified prospective basis and disclose the pro forma effect on net income or loss assuming the use of fair value based method in the notes to the consolidated financial statements for periods prior to the adoption. Since the Company currently accounts for equity awards granted to its employees using the intrinsic value method under APB No. 25, the Company expects the adoption of SFAS No. 123R will have a significant impact on its future results of operations.

Note 2 —	Investments in Debt and Equity Securities
      The Company classifies debt and marketable equity securities based on management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income in the accompanying consolidated financial statements. Interest and amortization of premiums and discounts for debt securities are included in interest and other income, net, in the accompanying consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities were as follows for December 31, 2004 and 2003 (in thousands):

		Unrealized	Unrealized
December 31, 2004	Cost	Gains	Losses	Fair Value

Auction rate securities and preferred stock	$10,925	$—	$—	$10,925
Corporate notes and obligations	16,500	—	(99)	16,401
Municipal obligations	5,050	—	—	5,050
US government and agency obligations	21,000	—	(211)	20,789

Investments in debt and equity securities	$53,475	$—	$(310)	$53,165

		Unrealized	Unrealized
December 31, 2003	Cost	Gains	Losses	Fair Value

Auction rate securities and preferred stock	$16,125	$—	$—	$16,125
Corporate notes and obligations	15,411	16	(12)	15,415
Municipal obligations	23,200	—	—	23,200
US government and agency obligations	10,500	19	—	10,519

Investments in debt and equity securities	$65,236	$35	$(12)	$65,259

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2004	2003

Recorded as:
Cash equivalents	$999	$1,998
Short-term investments	52,166	63,261

	$53,165	$65,259

      There were no realized gains or losses on the sales of securities in fiscal 2004, 2003 and 2002, respectively.

Note 3 —	Property and Equipment, Net
      Property and equipment consisted of the following (in thousands):

	As of December 31,

	2004	2003

Equipment	$6,305	$5,383
Purchased software	2,601	3,325
Furniture and fixtures	1,475	1,069
Leasehold improvements	1,084	721

	11,465	10,498
Less accumulated depreciation and amortization	8,104	7,777

Property and equipment, net	$3,361	$2,721

Note 4 —	Intangible Assets and Impairment of Intangible Assets

Intangible Assets
      In December 2003, the Company purchased a non-exclusive, fully-paid, royalty-free license to copy, create, modify, and enhance the source code for its TruePerformance product from Cezanne Software (Cezanne), a privately held software company specializing in the development and design of compensation management software. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, as the TruePerformance product had reached technological feasibility, the $2.0 million purchase price was recorded as capitalized software costs and included in intangible assets in the accompanying condensed consolidated balance sheet. The Company amortized approximately $200,000 of these capitalized software costs to cost of license revenues during 2004 using the straight-line method over an estimated five year product useful life.
      In May 2004, the Company acquired approximately 20 software development and supporting employees, assumed certain employee-related liabilities and received a five month favorable lease from Cezanne for a purchase price of $2.2 million. The purchase price was allocated to the respective assets acquired according to their respective fair values.
      The total purchase price to acquire the assembled workforce is as follows (in thousands):

Cash paid to Cezanne Software	$1,679
Assumption of liabilities	203
Transaction costs and expenses	271

$2,153

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase price allocation is as follows (in thousands):

Assembled workforce	$2,043
Favorable lease	110

Total intangible assets	$2,153

      The Company amortized approximately $115,000 of the assembled workforce as a research and development expense during 2004, using the straight-line method over the estimated useful life of three years. The Company amortized approximately $44,000 of the favorable lease as a research and development expense.

Impairment of Intangible Assets
      The Company announced the discontinuance of its TruePerformance product in June 2004. A formal plan to close down related operations was adopted in July and was substantially completed during the third quarter of 2004 consisting mainly of the termination of related employees. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company determined the intangible assets acquired from Cezanne qualified as an asset group. The Company tested the asset group for recoverability by comparing the carrying amount of the asset group to its estimated undiscounted future cash flows. At June 30, 2004, the Company determined that it was more likely than not that the asset group would be abandoned before the end of its previously estimated useful life. Based on this assessment, the Company determined the asset group had no value and recorded impairment charges for the quarter ended June 30, 2004 of $1.8 million recorded as cost of revenues and $2.0 million as an operating expense. The $1.8 million impairment related to the unamortized capitalized software costs as of June 30, 2004 that was determined to have no realizable value. The $2.0 million impairment consisted of a $1.9 million impairment of the assembled workforce and approximately $66,000 impairment of the favorable lease.
      A rollforward of intangible assets is as follows (in thousands):

Balance as of December 31, 2003	$2,000
Assembled workforce acquired during 2004	2,153
Less: Amortization expense	(359)
Impairment of purchased technology	(1,800)
Impairment on other intangibles	(1,994)

Balance as of December 31, 2004	$—

Note 5 —	Debt

Bank Line of Credit
      The Company has a master loan and security agreement (Master Agreement) that included a revolving line of credit of $10.0 million that expires in March 2005 and will not be renewed. As of December 31, 2004, the Company has no outstanding amount under its line of credit.

Long-Term Debt
      In September 2000, the Company entered into an equipment loan and security agreement with a lender for a credit facility collateralized by the equipment being financed. Amounts were borrowed in the form of individual term loans, payable in 36 monthly installments bearing interest at a weighted average rate of 6.6% as of December 31, 2004. Amounts outstanding under the agreement were $0 and $98,000 as of December 31, 2004 and 2003, respectively.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the Master Agreement discussed above, the Company entered into two term loans. The interest rate on the two loans were renegotiated in March 2004. The first term loan was for $1.5 million. The interest rate was lowered to the prime rate plus 0.50% and is payable in 36 monthly installments ending in September 2005. The amount outstanding under the first term loan was approximately $375,000 and $875,000 as of December 31, 2004 and 2003, respectively. The second term loan allows for borrowings of up to $1.0 million. The interest rate was lowered to the prime rate plus 0.50% and is payable in 36 monthly installments ending in June 2006. The amount outstanding under the second term loan was approximately $144,000 and $241,000 at December 31, 2004 and 2003, respectively. The loans are collateralized by substantially all of the Company’s assets. The Master Agreement requires the Company to maintain certain financial covenants. The Company was in compliance with all of the covenants as of December 31, 2004 and 2003, respectively.
      The aggregate maturities of long-term debt as of December 31, 2004 are due as follows (in thousands):

Year	Amount

2005	$471
2006	48

$519

      Interest expense related to all borrowings and amortization of a warrant issued in connection with the above debt (see Note 7) was $122,000, $502,000 and $582,000 in the years ended December 31, 2004, 2003 and 2002, respectively.

Note 6 —	Commitments and Contingencies

Contingencies
      In July 2004, a purported securities class action complaint was filed in the United States District Court for the Northern District of California against the Company and certain of its present and former executives and directors. The suit alleges that the Company and these executives and directors made materially false or misleading statements or omissions in violation of federal securities laws. The suit seeks damages on behalf of a purported class of individuals who purchased the Company’s stock during the period from November 19, 2003 through June 23, 2004. In October 2004, the court appointed a lead plaintiff. In November 2004, the lead plaintiff filed an amended complaint naming Messrs. Fior and Taussig as well as the Company as defendants and amending purported class to include individuals who purchased the Company’s stock during the period from January 22, 2004 through June 23, 2004. In addition, in each of July and October 2004, derivative complaints were also filed against the Company and certain of its present and former directors and officers in the California State Superior Court in Santa Clara, California and United States District Court for the Northern District of California. The derivative complaints allege state law claims relating to the matters alleged in the purported class action complaint referenced above. The federal derivative case has been deemed related to the federal securities case and assigned to the same judge. In February 2005, the parties stipulated to a stay of the state derivative case in favor of the federal derivative case. In February 2005, the Company filed a motion to dismiss the amended complaint. The court has scheduled a hearing on the Company’s motion for May 6, 2005. The Company believes that the claims in the securities and derivative actions are without merit and intends to continue to vigorously defend against these claims. As of December 31, 2004, the Company has accrued $208,000 for legal costs up to the amount of its insurance retention.
      In addition, the Company is from time to time a party to various other litigation matters incidental to the conduct of its business, none of which, at the present time is likely to have a material adverse effect on the Company’s future financial results.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Operating Leases
      The Company leases its facilities under several non-cancelable operating leases, which expire through 2010. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. The Company had deferred rent of $292,000 and $180,000 as of December 31, 2004 and 2003, respectively. Rent expense for the years ended December 31, 2004, 2003 and 2002 was $2.6 million, $2.2 million and $2.3 million, respectively.
      Future minimum lease payments under the Company’s operating leases as of December 31, 2004 are as follows (in thousands):

Year Ending December 31:
2005	$2,140
2006	1,944
2007	2,081
2008	1,940
2009	1,840
Thereafter	1,227

Future minimum lease payments	$11,172

      In 2000, the Company issued warrants to purchase 5,400 shares of common stock with an exercise price of $11.67 per share in connection with a building lease. These warrants vested immediately and the estimated fair value of $90,000 was recorded in other assets in the accompanying consolidated balance sheets and is being amortized into rent expense over the lease term of five years. During 2004, these shares of common stock were exercised in a cashless transaction resulting in 2,247 shares being issued.
      Other obligations include one letter of credit outstanding at December 31, 2004, totaling approximately $390,000 related to its San Jose office.

Note 7 —	Stockholders’ Equity
      The Company completed its initial public offering of 5,750,000 shares of its common stock on November 20, 2003. The Company sold the shares at a price of $14.00 per share which resulted in aggregate net proceeds to the Company of approximately $72.1 million, after deducting underwriting discounts and commissions and paying offering expenses.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Upon completion of the Company’s initial public offering in November 2003, all shares of convertible preferred stock were automatically converted into shares of common stock as listed above. Prior to the initial public offering, the holders of Series A, B, C, D, E, F, and G preferred stock were entitled to receive non-cumulative annual dividends at the rate or $0.10, $0.25, $0.197, $0.309, $0.60, $0.392, and $0.10 per share, respectively, with certain adjustments for stock splits, stock dividends, recapitalization, and similar events, when and if declared by the board of directors. After any such dividends were distributed to the preferred stockholders, any remaining dividends were to be distributed on a pro-rata basis with common stockholders and preferred stockholders on an “as-if converted” basis. The liquidation preference for the Series A, B, C, D, E, F, and G preferred stock was $1.00, $2.50, $1.97, $3.09, $6.00, $7.84, and $2.00 per share, respectively, plus all declared but unpaid dividends. The holders of Series A, B, C, D, E, F and G preferred stock had voting rights on an “as-if converted” basis.
      In March 2003, the Company issued Series G preferred stock to officers and employees of the Company at a discount to the deemed fair value of such stock. Accordingly, a stock compensation charge of $952,000 was recorded in the year ended December 31, 2003, and is reflected as stock-based compensation on the accompanying consolidated statements of operations.
      Upon completion of the Company’s initial public offering, the Company amended its certificate of incorporation and authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001. None of these shares were outstanding as of December 31, 2004.

Common Stock
      As of December 31, 2004, the Company had reserved 9,394,987 shares of common stock, for issuance under its various stock option plans and upon exercise of outstanding warrants. As of December 31, 2004, the Company had 25,255,456 shares of common stock outstanding.

Stock Option Plans
      As of December 31, 2004, the Company had reserved 7,787,975 shares of common stock under all of its Stock Option Plans which provide for the granting of stock options to employees, directors or consultants.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1997 Stock Option Plan
      Under the 1997 Stock Option Plan, incentive and nonstatutory options to purchase the Company’s common stock may be granted to employees at prices not lower than the fair value of the stock at the date of grant for incentive stock options and not less than 85% of the fair value for nonstatutory options. These options vest as determined by the board, generally over 4 years at a rate of 25% 12 months after the vesting commencement date and 1/48th each month thereafter, and expire 10 years from the date of grant. As of December 31, 2004, the Company had reserved approximately 4,568,000 shares of common stock under the plan. In certain instances, holders of options granted under the Plan may exercise their options prior to vesting of shares, subject to the Company’s right of repurchase of unvested shares at the exercise price. The Company’s repurchase right becomes exercisable only if a termination event occurs that would have caused the stock option to be forfeited, and lapses in accordance with the original vesting period for the associated stock option. Following the Company’s initial public offering, shares are no longer granted from the 1997 Stock Option Plan and all shares that remained available for future grant under this plan at the time of the Company’s initial public offering became available for issuance under the 2003 Stock Incentive Plan, as described below.
      There were zero and 300,450 shares of common stock outstanding pursuant to the exercise of unvested stock options for cash and full recourse promissory notes as of December 31, 2004 and 2003, respectively. There were no shares subject to repurchase at December 31, 2004 and 2003. The promissory notes totaled $0 and $83,000 with market interest rates and terms of 5 to 10 years as of December 31, 2004 and 2003, respectively. The shares issued vested according to the employees’ normal stock option vesting schedule. The unvested shares were subject to repurchase at the option of the Company at the original purchase price (ranging from $0.17 to $3.17) upon termination of the holder’s employment. No shares were repurchased during 2004, 2003 and 2002. All promissory notes have been repaid as of December 31, 2004.

2003 Stock Incentive Plan
      In August 2003, the board of directors adopted the 2003 Stock Incentive Plan, which became effective upon the completion of the Company’s initial public offering. Under the plan, the board of directors may grant stock options or other types of stock-based awards, such as restricted stock, restricted stock units, stock bonus awards or stock appreciation rights. Incentive stock options may be granted only to the Company’s employees. Nonstatutory stock options and other stock-based awards may be granted to employees, consultants or non-employee directors. These options vest as determined by the board, generally over 4 years and expire 10 years from the date of grant. As of December 31, 2004, the Company had reserved approximately 3,220,000 shares of common stock under the plan. On July 1 of each year beginning July 1, 2004, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to the lesser of (i) 5% of the Company’s outstanding shares, (ii) 2,800,000 shares or (iii) a lesser number of shares approved by the board.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Company’s options under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan are as follows:

		Options Outstanding

	Shares		Weighted
	Available for	Number of	Average
	Grant	Shares	Exercise Price

Balances as of December 31, 2001	274,036	2,543,264	$1.88
Authorized	1,530,000	—	—
Granted	(1,282,775)	1,282,775	0.83
Exercised	—	(46,644)	0.62
Canceled	201,810	(201,810)	2.53

Balances as of December 31, 2002	723,071	3,577,585	1.48
Authorized	3,500,000	—	—
Granted	(2,039,025)	2,039,025	3.87
Exercised	—	(253,786)	1.02
Canceled	222,580	(222,580)	1.34

Balances as of December 31, 2003	2,406,626	5,140,244	2.46
Authorized	1,220,097	—	—
Granted	(1,506,863)	1,506,863	7.18
Exercised	—	(978,992)	1.13
Canceled	799,174	(799,174)	4.43

Balances as of December 31, 2004	2,919,034	4,868,941	3.87

      As of December 31, 2004 the range of exercise prices and weighted average remaining contractual life of outstanding options under the 1997 stock option plan and 2003 stock incentive plan were as follows:

		Options Outstanding		Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual Life	Exercise	Number of	Exercise
Exercise Prices	Shares	(Years)	Price	Shares	Price

$0.17 - $0.42	25,312	3.11	$0.36	25,312	$0.36
$0.84	1,775,757	7.07	0.84	1,247,447	0.84
$0.92 - $1.34	618,396	8.44	1.11	248,010	1.08
$3.17 - $3.80	509,360	9.15	3.69	198,760	3.53
$3.90 - $4.14	366,540	5.59	3.95	—	0.00
$4.17	544,027	8.63	4.17	237,870	4.17
$4.27 - $10.00	496,786	8.21	6.51	235,794	6.68
$11.67 - $15.36	448,363	8.33	14.33	168,974	13.67
$16.03	24,400	9.16	16.03	—	0.00
$16.59	60,000	9.13	16.59	12,500	16.59

$0.17 - $16.59	4,868,941	7.77	$3.87	2,374,667	$3.01

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Stock Grants
      During 2002, the Company granted a non-plan option to an executive, to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.84 per share. This option vested 25% upon the completion of the Company’s initial public offering and the remainder will vest 1/36th each month thereafter. During 2004, approximately 76,000 shares of common stock were exercised. As of December 31, 2004, options to acquire 12,500 of such shares remain unexercised and outstanding.
      During 2004, the Company recorded stock-based compensation expense of $1.7 million related to the modification of stock options associated with the resignation of the chief executive officer from the Company. The Company also reversed $1.1 million of unamortized deferred stock-based compensation in 2004 related to unvested options held by our former chief executive officer.

2003 Employee Stock Purchase Plan
      In August 2003, the board of directors adopted the 2003 Employee Stock Purchase Plan which became effective upon the completion of the Company’s initial public offering, and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The 2003 Employee Stock Purchase Plan is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount on a periodic basis through payroll deductions. As of December 31, 2004, the Company had approximately 1,581,000 shares available for issuance under the plan. The number of shares reserved for issuance under the plan will increase automatically on July 1 of each year beginning July 1, 2004 by an amount equal to the lesser of (i) 2% of the Company’s outstanding shares, (ii) 1,200,000 shares or (iii) a lesser number of shares approved by the board. Except for the first offering period, each offering period will be for 12 months and will consist of consecutive six-month purchase periods. The purchase price for shares of common stock purchased under the purchase plan will be 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the fair market value of the Company’s common stock on the last day of each purchase period.

Equity Instruments Issued to Non-employees
      In connection with the Master Agreement (see Note 5), the Company issued warrants to purchase up to 260,000 shares of the Company’s Series G preferred stock at an exercise price of $1.00 per share. The warrants are fully exercisable for ten years from the date of issuance. The estimated fair value of the warrants, $399,000, was recorded as a discount to bank line of credit and was amortized to interest expense over the commitment period. In 2004, these warrants were exercised in a cashless transaction resulting in 118,993 shares being issued. As of December 31, 2004, the discount had been fully amortized.
      In connection with a credit facility which was fully repaid in 2002, the Company issued warrants to purchase up to 10,500 shares of the Company’s common stock at an exercise price of $10.30 per share in February 1999, 2,625 shares of the Company’s common stock at an exercise price of $20.00 per share in May 2000, and 19,132 shares of the Company’s Series F preferred stock at an exercise price of $3.92 per share in September 2001. These warrants are fully exercisable for between five and ten years from the date of issuance. The estimated fair value of the warrants were recorded as a discount to the bank line of credit and amortized to interest expense over the commitment period in prior periods. During 2004, the warrants for 10,500 shares of the Company’s common stock and the warrants for 19,132 shares of the Company’s Series F preferred stock were exercised in a cashless transaction resulting in 11,157 shares being issued. As of December 31, 2004, 2,625 shares remain outstanding.
      In connection with the equipment loan and security agreement (see Note 5), the Company issued a warrant to the lender to purchase up to 8,490 shares of the Company’s common stock at an exercise price of $14.13 per share. The warrant is fully exercisable for three years after the closing of the initial public offering

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the Company’s common stock. The estimated fair value of the warrants, $56,000, was recorded as a discount to the current portion of long-term debt and was amortized to interest expense over the commitment period. As of December 31, 2004, these warrants remained unexercised and outstanding.
      No options or warrants to non-employees and advisors were issued in 2004 and 2002. In 2003, the Company issued options and warrants to non-employees and advisors for the purchase of 6,000 shares of common stock at a weighted average exercise price of $1.00. The Company accounted for these options and warrants at fair-value using the Black-Scholes method. As of December 31, 2004, 6,000 of these options remained unexercised and outstanding.
Note 8 — Income Taxes
      The following is a geographical breakdown of consolidated income (loss) before income taxes by income tax jurisdiction (in thousands):

	2004	2003	2002

United States	$(21,916)	$1,231	$(18,481)
Foreign	(3,492)	(129)	(526)

Total	$(25,408)	$1,102	$(19,007)

      The provision for income taxes for the years ended December 31, 2004 and 2003 consists of the following (in thousands):

	2004	2003

Current:
Federal	$—	$161
State	67	71
Foreign	8	35

Total provision for income taxes	$75	$267

      The provision for income taxes differs from the expected tax provision (benefit) computed by applying the statutory federal income tax rates to income (loss) before taxes as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Federal tax at statutory rate	$(8,639)	$375	$(6,494)
Alternative minimum tax	—	161	—
State taxes, net of federal benefit	67	47	7
Non-deductible expenses	44	53	73
Goodwill amortization	—	—	42
Stock-based compensation	359	1,460	144
Foreign losses (benefited) not benefited	1,195	(100)	179
Change in valuation allowance	7,617	(1,104)	7,439
Tax credits	(568)	(628)	(1,415)
Other	—	3	25

Total provision for income taxes	$75	$267	$—

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Net deferred tax assets consist of the following (in thousands):

	As of December 31,

	2004	2003

Deferred tax assets
Net operating loss carryforwards and deferred start-up costs	$29,597	$23,019
Property and equipment	204	419
Accrued expenses	2,178	1,797
Purchased technology	1,468	—
Unrealized gain/loss on investments	121	—
Research and experimentation credit carryforwards	6,551	5,110
Deferred stock compensation	1,709	748

Gross deferred tax assets	41,828	31,093
Less valuation allowance	(41,828)	(31,093)

Net deferred tax assets	$—	$—

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of the future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the period in which the temporary differences are deductible, management believes it is more likely than not that the Company will not realize the benefits of such deferred tax assets. As of December 31, 2004 and 2003, the net deferred tax assets were fully offset by a valuation allowance due to the uncertainty of the Company’s ability to realize such assets. The net changes in the total valuation allowance for the years ended December 31, 2004 and 2003 was a increase of $10.7 million and a decrease of $1.1 million, respectively.
      As of December 31, 2004, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $75.9 million and $31.3 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards, if not utilized, will expire over 20 years beginning in 2019. The California net operating loss carryforward, if not utilized, will expire beginning in 2006.
      The Company also has research credit carryforwards for federal and California income tax purposes of approximately $4.4 million and $3.1. million, respectively, available to reduce future income taxes. The federal research credit carryforward, if not utilized, will expire over 20 years beginning in 2012. The California research credit carries forward indefinitely.
      Federal and California tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company’s ability to utilize its net operating loss and tax credit carryforwards are subject to limitations under these provisions.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Stockholders’ Rights Plan
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
      The Company may exchange all or part of the rights for shares of common stock at an exchange ratio of one share of common stock per right any time after a person has acquired 15% or more (but before any person has acquired more than 50%) of the Company’s common stock.
      The Company may redeem the rights at a price of $0.001 per right at any time prior to a specified period of time after a person has become the beneficial owner of 15% or more of its common stock. The rights will expire on September 2, 2014, unless earlier exchanged or redeemed.

Note 10 —	Employee Benefit Plan
      In 1999, the Company established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation up to the maximum allowed under IRS rules. Company contributions are discretionary. No such Company contributions have been made since the inception of this plan.

Note 11 —	Segment Information
      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. By this definition, the Company operates in one business segment, which is the development, marketing and sale of enterprise software. The Company’s TrueComp Suite is its only product line which includes all of its software application products.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographic Information:
      Total revenues consist of (in thousands):

	Year Ended December 31,

	2004	2003	2002

United States	$53,623	$65,252	$21,059
Europe	3,289	5,360	2,729
Asia Pacific	1,782	1,122	2,798

	$58,694	$71,734	$26,586

      Substantially all of the Company’s long-lived assets are located in the United States.
      Significant customers (as a percentage of total revenues):

	Year Ended
	December 31,

	2004	2003	2002

Customer 1	12%	—	—
Customer 2	—	—	11%
Customer 3	—	—	12%

Note 12 —	Restructuring Charge
      During 2004, the Company approved a restructuring plan to discontinue the TruePerformance product line and eliminate 36 positions or 10% of its workforce. The Company recorded restructuring charges of approximately $1,488,000 consisting of employee termination costs of approximately $1,439,000 and approximately $49,000 related to a loss on disposal of fixed assets and other charges. The employee termination benefits of approximately $1,439,000 were communicated and paid to the affected employees in 2004.
      Restructuring liabilities summarized below (in thousands):

		Loss on
		Disposal of
	Employee	Fixed Asset
	Severance	and Other
	Costs	Charges	Total

Restructuring charge	$1,439	$49	$1,488
Disposal of fixed assets	—	(17)	(17)
Cash payments	(1,439)	(32)	(1,471)

Restructuring liabilities at December 31, 2004	$—	$—	$—

Note 13 —	Related Party Transaction
      In 2004, the Company entered into a service agreement with Ceridian Corporation for payroll processing and access to a human resource information system. John Eickhoff, a member of the Company’s Board of Directors, was Ceridian’s Chief Financial Officer at the time of the transaction and has since retired. The Company conducted a competitive bidding process to choose the new system. During 2004, the Company paid Ceridian approximately $36,000 for services rendered.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Quarterly Financial Data (Unaudited) (in thousands, except for per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year ended December 31, 2004
Total revenue	$16,462	$13,234	$13,938	$15,060	$58,694
Gross profit	7,589	2,764	6,170	7,527	24,050
Net loss	(6,069)	(13,715)	(4,359)	(1,340)	(25,483)
Basic net income loss per share	$(0.25)	$(0.57)	$(0.18)	$(0.05)	$(1.04)
Diluted net income loss per share	$(0.25)	$(0.57)	$(0.18)	$(0.05)	$(1.04)
Weighted average common shares (basic)	23,988	24,204	24,489	24,989	24,419
Weighted average common shares (diluted)	23,988	24,204	24,489	24,989	24,419
Year ended December 31, 2003
Total revenue	$13,135	$16,643	$19,671	$22,285	$71,734
Gross profit	8,366	10,131	11,559	14,023	44,079
Net income (loss)	(369)	537	3	664	835
Basic net income (loss) per share attributable to common stockholders	$(0.26)	$0.03	$0.00	$0.04	$0.06
Diluted net income (loss) per share	$(0.26)	$0.03	$0.00	$0.03	$0.04
Weighted average common shares (basic)	1,401	1,443	1,514	11,651	4,003
Weighted average common shares (diluted)	1,401	20,809	21,282	24,475	21,294

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation**
3.2	Amended and Restated By-Laws**
3.3	Certificate of Designations (incorporated by reference from Exhibit A to Exhibit 10.27 to the Company’s Form 8-K file with the commission on September 3, 2004)
4.1	Specimen Stock Certificate***
4.2	Amended and Restated Registration and Information Rights Agreement dated as of December 24, 2002**
4.3	Stockholders Rights Agreement dated September 2, 2004 (incorporated by reference herein from Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004).
4.4	Amendment to Stockholders Rights Agreement dated September 28, 2004 (incorporated by reference herein from Exhibit 10.27.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004).
10.1	Loan and Security Agreement with Silicon Valley Bank dated September 26, 2002**
10.2	Loan Modification Agreement with Silicon Valley Bank dated March 27, 2003**
10.3	Lease Agreement between W9/PHC II San Jose, L.L.C. and Callidus Software Inc.**
10.4	1997 Stock Option Plan**
10.5	Restated 2003 Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference herein from Exhibit 10.7.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004).
10.6	Amended and Restated Employee Stock Purchase Plan (restated as of August 10, 2004) (incorporated by reference herein from Exhibit 10.8.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004).
10.7	Form of Change of Control Agreement with Messrs. Taussig, C. Cabrera, Rankin, Warfield, Fior, Braun and James entered into between October 1998 and June 2003**
10.8	Form of Change of Control Agreement with Messrs. Warfield, Taussig, Rankin, C. Cabrera, Fior, Braun, Eickhoff, James, Opdendyk, Spreng and R Furino entered into between September 2003 and January 2005**
10.9	Form of Indemnification Agreement**
10.10	Severance Agreement with Robert W. War field dated November 15, 2001**
10.11	Severance Agreement with Bertram W. Rankin dated May 10, 2003**
10.12	Severance Agreement with Ronald J. Fior dated August 30, 2002**
10.13	Note and Security Agreement from Reed D. Taussig dated January 7, 1998**
10.14	Non-Plan Option Agreement with Reed D. Taussig**
10.17	Stock Option Agreement with Robert W. Warfield**
10.18	Employment Agreement with Reed D. Taussig***
10.19	Severance and Change of Control Agreement with Richard D. Furino dated October 31, 2003 (incorporated by reference herein from Exhibit 10.21 to the Company’s Form 10-Q filed with the Commission on May 14, 2004).
10.20	Loan Modification Agreement with Silicon Valley Bank dated March 8, 2004 (incorporated by reference herein from Exhibit 10.22 to the Company’s Form 10-Q filed with the Commission on May 14, 2004).
10.21	Separation and Consulting Agreement with Reed D. Taussig dated June 23, 2004 (incorporated by reference herein from Exhibit 10.23 to the Company’s Form 10-Q filed with the Commission on August 6, 2004).
10.22	Employment Agreement with David B. Pratt dated July 14, 2004 (incorporated by reference herein from Exhibit 10.24 to the Company’s Form 10-Q filed with the Commission on August 6, 2004).

Exhibit
Number	Description

10.23	Employment Agreement with David B. Pratt dated November 5, 2004 (incorporated by reference herein from Exhibit 10.24.1 to the Company’s Form 8-K filed with the Commission on November 9, 2004).
10.24	Change of Control Agreement with David B. Pratt dated July 14, 2004 (incorporated by reference herein from Exhibit 10.25 to the Company’s Form 10-Q filed with the Commission on August 6, 2004).
10.25	Separation Agreement and Release of Claims with Daniel Welch dated August 24, 2004. (incorporated by reference herein from Exhibit 10.26 to the Company’s Form 8-K filed with the Commission on August 27, 2004).
10.26	Form of Performance-Based Stock Option Agreement for stock options granted to Messrs. Fior, Warfield, Cabrera and Rankin on September 1, 2004 (incorporated by reference herein from Exhibit 10.28 to the Company’s Form 8-K filed with the Commission on September 3, 2004).
10.27	Stock Option Agreement between Mr. Richard Furino and the Company (Grant Date September 1, 2004) (incorporated by reference herein from Exhibit 10.29 to the Company’s Form 8-K filed with the Commission on September 3, 2004).
10.28	Form of Executive Compensation Plan (incorporated by reference herein from Exhibit 10.30 to the Company’s Form 10-Q filed with the Commission on November 15, 2004).
10.29	Form of Executive Compensation Plan Including Quarterly Bonus (incorporated by reference herein from Exhibit 10.31 to the Company’s Form 10-Q filed with the Commission on November 15, 2004).
10.30	Separation Agreement and Release of Claims with Chris Cabrera effective January 25, 2005 (incorporated by reference herein from Exhibit 10.32 to the Company’s Form 8-K filed with the Commission on January 26, 2005).
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	302 Certifications
32.1	906 Certification

**	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-109059) on September 23, 2003, which the Securities and Exchange Commission declared effective on November 19, 2003.

***	Incorporated by reference to exhibits of the same number filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109059) on November 7, 2003.