Form 10-Q
period 2005-03-31
CALLIDUS SOFTWARE INC
filed 2005-05-11
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes ☐ No ☑

     There were 26,130,098 shares of the registrant’s common stock, par value $0.001, outstanding on May 10, 2005, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALLIDUS SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount; unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$11,100	$7,651
Short-term investments	50,622	52,166
Accounts receivable, net	9,882	12,126
Prepaids and other current assets	1,854	1,868

Total current assets	73,458	73,811

Property and equipment, net	3,325	3,361
Deposits and other assets	1,645	1,317

Total assets	$78,428	$78,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,619	$1,904
Current portion of long-term debt	346	471
Accrued payroll and related expenses	3,513	3,827
Accrued expenses	1,912	1,881
Deferred revenue	7,837	6,856

Total current liabilities	15,227	14,939
Long-term debt, less current portion	24	48
Deferred rent	307	292
Long-term deferred revenue	102	178

Total liabilities	15,660	15,457

Stockholders’ equity:
Common stock; $0.001 par value; 100,000 shares authorized; 26,103 and 25,255 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	26	26
Additional paid-in capital	186,100	184,443
Deferred stock-based compensation	(1,688)	(2,316)
Accumulated other comprehensive income	53	108
Accumulated deficit	(121,723)	(119,229)

Total stockholders’ equity	62,768	63,032

Total liabilities and stockholders’ equity	$78,428	$78,489

See accompanying notes to condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
License revenues	$3,500	$4,539
Maintenance and service revenues	11,001	11,923

Total revenues	14,501	16,462

Cost of revenues:
License revenues	97	263
Maintenance and service revenues	7,180	8,610

Total cost of revenues	7,277	8,873

Gross profit	7,224	7,589

Operating expenses:
Sales and marketing	4,412	6,400
Research and development	2,951	3,710
General and administrative	2,202	1,972
Stock-based compensation (1)	440	1,744

Total operating expenses	10,005	13,826

Operating loss	(2,781)	(6,237)

Other income(expense), net:
Interest expense	(11)	(79)
Interest and other income, net	323	272

Loss before provision for income taxes	(2,469)	(6,044)
Provision for income taxes	25	25

Net loss	$(2,494)	$(6,069)

Basic net loss per share	$(0.10)	$(0.25)

Diluted net loss per share	$(0.10)	$(0.25)

Shares used in basic per share computation	25,742	23,988

Shares used in diluted per share computation	25,742	23,988

(1) Stock-based compensation consists of:
Cost of maintenance and service revenues	$50	$248
Sales and marketing	126	495
Research and development	124	358
General and administrative	140	643

Total stock-based compensation	$440	$1,744

See accompanying notes to condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,494)	$(6,069)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	399	361
Amortization of intangible assets	—	100
Provision for doubtful accounts and sales returns	234	986
Stock-based compensation	440	1,744
Non-cash expenses associated with non-employee options and warrants	4	63
Net amortization on investments	166	113
Changes in operating assets and liabilities:
Accounts receivable	1,999	4,553
Prepaids and other current assets	11	(306)
Other assets	(333)	—
Accounts payable	(281)	(854)
Accrued payroll and related expenses	(311)	(20)
Accrued expenses	45	117
Deferred revenue	918	(767)

Net cash provided by operating activities	797	21

Cash flows from investing activities:
Purchase of investments	(5,160)	(31,157)
Proceeds from maturities and sales of investments	6,500	29,275
Purchases of property and equipment	(361)	(710)
Increase in deposits	—	(84)

Net cash provided by (used in) investing activities	979	(2,676)

Cash flows from financing activities:
Repayments of long-term debt	(149)	(188)
Net proceeds from issuance of common stock and warrants	1,845	47

Net cash provided by (used in) financing activities	1,696	(141)

Effect of exchange rates on cash and cash equivalents	(23)	(12)

Net increase (decrease) in cash and cash equivalents	3,449	(2,808)
Cash and cash equivalents at beginning of period	7,651	17,005

Cash and cash equivalents at end of period	$11,100	$14,197

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$162

Cash paid for interest	$11	$20

Noncash investing and financing activities:
Cancellation of unvested stock options	$138	$192

See accompanying notes to condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2004. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of March 31, 2005 and the three months ended March 31, 2005 and 2004 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2005.

     Reclassifications

     As a result of reclassifying auction rate securities from cash equivalents to short-term investments for all periods presented, the Company reclassified the purchases and sales of its auction rate securities and short-term municipal bonds in its Consolidated Statements of Cash Flows, which increased purchases of investments by $1.7 million and increased maturities of investments by $18.3 million for the quarter ended March 31, 2004, with the offset to cash and cash equivalents.

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

     Below is a summary of the changes in the Company’s valuation accounts for the three months ended March 31, 2005 and 2004 (in thousands):

	Balance at	Provision,
	beginning	net of		Balance at
	of period	recoveries	Write-offs	end of period
Allowance for doubtful accounts
Three months ended March 31, 2005	$320	$72	$(65)	$327
Three months ended March 31, 2004	187	178	(27)	338

	Balance at	Provision,	Remediation
	beginning	net of	Service	Balance at
	of period	recoveries	Claims	end of period
Sales return reserve
Three months ended March 31, 2005	$537	$162	$(305)	$394
Three months ended March 31, 2004	647	808	(540)	915

     Restricted Cash

     Included in deposits and other assets in the condensed consolidated balance sheets at March 31, 2005 and December 31, 2004 is restricted cash of $674,000 and $282,000, respectively, to support letters of credit as security deposits on leased facilities for our New York, New York and San Jose, California offices. Restricted cash is included in deposits and other assets based on the expected term for the release of the restriction.

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

     The following table illustrates the pro forma effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net loss as reported	$(2,494)	$(6,069)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	440	1,744
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(973)	(3,115)

Pro forma net loss	$(3,027)	$(7,410)

Basic and diluted net loss per share, as reported	$(0.10)	$(0.25)

Pro forma basic and diluted net loss per share	$(0.12)	$(0.31)

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

	Three Months Ended
	March 31,
	2005	2004
Stock Option Plans
Expected life (in years)	3.09	2.70
Risk-free interest rate	3.61%	2.17%
Expected volatility	60%	80%
Employee Stock Purchase Plan
Expected life (in years)	1.05	0.80
Risk-free interest rate	1.88%	1.24%
Expected volatility	56%	56%

     The estimated fair value of stock-based awards to employees is based on a multiple-option valuation approach, and amortized over the options’ vesting period of generally four years with forfeitures being recognized as they occur. Purchase rights granted under the Employee Stock Purchase Plan are amortized over the respective purchase periods of six or twelve months.

     The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2005 and 2004 was $1.92 and $7.43 per share, respectively. No stock option grants were made during the three months ended March 31, 2005 or 2004 with exercise prices below market price on the date of grant. The weighted-average estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan during the three months ended March 31, 2005 and 2004 was $1.88 and $5.72 per share, respectively, including the 15% discount from the quoted market price.

     Net Loss Per Share

     Basic net loss per share is calculated by dividing net loss attributable to common stockholders for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options and warrants to the extent these shares are dilutive.

     Diluted net loss per share does not include the effect of the following potential common shares because to do so would be antidilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2005	2004
Stock options	4,623	5,457
Warrants	14	170

Totals	4,637	5,627

     The weighted-average exercise price of stock options excluded during the three months ended March 31, 2005 and 2004 were $3.91 and $3.36, respectively. The weighted average exercise price of warrants excluded during the three months ended March 31, 2005 and 2004 was $20.15 and $3.14, respectively.

     Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123R will be effective for annual periods beginning after June 15, 2005 and, accordingly, the Company must adopt the new accounting provisions effective January 1, 2006.

     Upon the adoption of SFAS No. 123R, the Company can elect to recognize stock-based compensation related to employee equity awards in its consolidated statements of operations using the fair value method on a modified prospective basis and disclose the pro forma effect on net income or loss assuming the use of the fair value method in the notes to the consolidated financial statements for periods prior to adoption. Since the Company currently accounts for equity awards granted to its employees using the intrinsic value method under APB No. 25, the adoption of SFAS No. 123R is expected to have a significant impact on the Company’s results of operations.

2. Investments

     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated financial statements. Interest and amortization of premiums and discounts for debt securities are included in interest and other income, net, in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities as of March 31, 2005 were as follows (in thousands):

		Unrealized	Unrealized
March 31, 2005	Cost	Gains	Losses	Fair Value
Auction rate securities and preferred stock	$15,075	$—	$—	$15,075
Corporate notes and obligations	16,891	—	(103)	16,788
US government and agency obligations	21,000	—	(245)	20,755

Investments in debt and equity securities	$52,966	$—	$(348)	$52,618

		Unrealized	Unrealized
December 31, 2004	Cost	Gains	Losses	Fair Value
Auction rate securities and preferred stock	$10,925	$—	$—	$10,925
Corporate notes and obligations	16,500	—	(99)	16,401
Municipal obligations	5,050	—	—	5,050
US government and agency obligations	21,000	—	(211)	20,789

Investments in debt and equity securities	$53,475	$—	$(310)	$53,165

	March 31,	December 31,
	2005	2004
Recorded as:
Cash equivalents	$1,996	$999
Short-term investments	50,622	52,166

	$52,618	$53,165

     There were no realized gains or losses on the sales of these securities for the quarters ended March 31, 2005 and 2004, respectively.

3. Debt

     The Company had a master loan and security agreement (Master Agreement) that included a revolving line of credit of $10 million that expired in March 2005. The Company decided not to renew the revolving line of credit. The Master Agreement requires the Company to maintain certain financial covenants relating to the outstanding loans. As of March 31, 2005, the Company was in compliance with all covenants.

4. Commitments and Contingencies

     In July 2004, a purported securities class action complaint was filed in the United States District Court for the Northern District of California against the Company and certain of its present and former executives and directors. The suit alleges that the Company and these executives and directors made false or misleading statements or omissions in violation of federal securities laws. The suit seeks damages on behalf of a purported class of individuals who purchased the Company’s stock during the period from November 19, 2003 through June 23, 2004. In October 2004, the court appointed a lead plaintiff. In November 2004, the lead plaintiff filed an amended complaint naming Messrs. Fior and Taussig as well as the Company as defendants and amending purported class to include individuals who purchased the Company’s stock during the period from January 22, 2004 through June 23, 2004. In addition, in each of July and October 2004, derivative complaints were also filed against the Company and certain of its present and former directors and officers in the California State Superior Court in Santa Clara, California and United States District Court for the Northern District of California. The derivative complaints allege state law claims relating to the matters alleged in the purported class action complaint referenced above. The federal derivative case has been deemed related to the federal securities case and assigned to the same judge. In February 2005, the parties stipulated to a stay of the state derivative case in favor of the federal derivative case. In February 2005, the Company filed a motion to dismiss the amended complaint. The court has scheduled a hearing on the Company’s motion for May 2005. The Company believes that the claims in the securities and derivative actions are without merit and intends to continue to vigorously defend against these claims. As of March 31, 2005, the Company has accrued approximately $130,000 for anticipated future legal costs up to the amount of its insurance retention.

     In addition, the Company is from time to time a party to various other litigation matters incidental to the conduct of its business, none of which, at the present time is likely to have a material adverse effect on the Company’s future financial results.

     Other Contingencies

     The Company generally warrants that its products will perform to its standard documentation. Under the terms of the warranty, should a product not perform as specified in the documentation, the Company will repair or replace the product and if the Company is unable to repair or replace the product, the Company shall return the product fees paid by the customer. Such warranties are accounted for in accordance with SFAS 5, Accounting for Contingencies. To date the Company has not incurred material costs related to warranty obligations.

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

5. Segment, Geographic and Customer Information

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

Geographic Information:

     Total revenues consist of (in thousands):

	Three Months Ended
	March 31,
	2005	2004
United States	$12,588	$15,143
Europe	1,295	810
Asia Pacific	618	509

	$14,501	$16,462

     Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

     Significant customers (including resellers when product is sold through them to an end user) as a percentage of total revenues:

	Three Months Ended
	March 31,
	2005	2004
Customer 1	10%	NA
Customer 2	NA	19%
Customer 3	NA	11%

     NA = Customer balance did not represent more than 10% during the period.

6. Comprehensive Loss

     Comprehensive loss includes net loss, unrealized gains (losses) on investments, net and foreign currency translation adjustments. Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(2,494)	$(6,069)
Other comprehensive income (loss):
Change in accumulated unrealized loss on investments, net	(38)	78
Change in cumulative translation adjustments	(17)	61

Comprehensive loss	$(2,549)	$(5,930)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 and with the condensed consolidated financial statements and the related notes hereto contained elsewhere in this Quarterly Report on Form 10-Q . This section of the Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: our newly appointed President and Chief Executive Officer, our hiring of a vice president of sales, changes in and expectations with respect to maintenance and service and license revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, levels of capital expenditure, staffing and expense levels, expected future cash outlays, the adequacy of our capital resources to fund operations and growth, the likely outcome of pending litigation, the extent of stock-based compensation charges and expectations with respect to research and development spending. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. Many of these trends and uncertainties are described in “Factors That Could Affect Future Results” set forth elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview of the Results for the Three Months Ended March 31, 2005

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

     In April 2005, we concluded our CEO search and announced the appointment of Robert H. Youngjohns as President and Chief Executive Officer effective May 31, 2005. Mr. Youngjohns will replace our Interim President and CEO, David Pratt. Mr. Pratt will continue as a member of our Board of Directors. Prior to joining Callidus Software, Mr. Youngjohns was Executive Vice President of Strategic Development and Sun Financing at Sun Microsystems. Previously, Mr. Youngjohns served as Executive Vice President of Sun’s global sales organization. Before joining Sun, he spent 15 years at IBM in a variety of roles ranging from systems engineering to general management. Mr. Youngjohns has extensive experience in international sales, marketing and business development in the Americas, Asia and Europe.

     In the first quarter of 2005, our operating results continue to be affected by a generally more challenging selling environment and extended sales cycles. Despite these factors we were able to maintain strong and predictable revenue and margins in our services organization and manage the increase in our operating expenses to the low end of what was targeted in the prior quarter. Our Cash and investments balance increased by $1.9 million from the prior quarter and license revenues decreased by $0.5 million from the fourth quarter of 2004. Our net loss increased by $1.2 million in the first quarter of 2005 compared to the fourth quarter 2004. This was the result of a small reduction in license revenue and an increase in our operating expenses compared to the fourth quarter of 2004. In the first quarter of 2005, we incurred expenses associated with our annual sales conference, an executive search fee, severance costs related to our former senior vice president of operations and payroll expenses and costs related to consulting services for our Sarbanes-Oxley compliance.

     During the quarter we continued to add industry leading customers to our customer base including Avaya, Janus and the Rollins Corporation. We also signed our first charter customer for our TrueAnalytics product currently under development. Additionally, we had several existing customers complete their implementations and go live with our products. These customers include Allstate Insurance Company, Allianz, and AAA of Michigan.

     We continue to invest in product development and are scheduled to release our next version, Version 5.0, of TrueComp, TrueInformation, and TrueResolution in the third quarter of this year. We also have a dedicated development team working on our new TrueAnalytics product. TrueAnalytics will provide our customers with pre-built sales performance dashboards that highlight the effectiveness of incentive compensation programs as well as sophisticated ad hoc analytical capabilities and integrated security with the TrueComp product suite.

     When comparing the first quarter of 2005 to the first quarter of 2004, our license revenues in both quarters were dependent on our ability to close a relatively small number of transactions. For the three months ended March 31, 2005, total revenues were $14.5 million as compared to $16.5 million for the three months ended March 31, 2004. As a percentage of total revenues license revenues represented 24% for the three months ended March 31, 2005 compared to 28% for the three months ended March 31, 2004. Maintenance and service revenues were $11.0 million and $11.9 million for the three months ended March 31, 2005 and 2004, respectively. Although we experienced a higher average billing rate in the three months ended March 31, 2005 compared to the three months ended March 31, 2004, we had fewer billable consultants which reduced our overall maintenance and service revenue. Notwithstanding the reduced maintenance and service revenues, we experienced an increase in maintenance and service gross margins from 28% for the three months ended March 31, 2004 compared to 35% for the three months ended March 31, 2005 due to an increase in higher margin maintenance revenue compared to lower margin service revenue. Our near term focus continues to be on execution efforts and achieving continued incremental growth in license revenues.

     Our gross margins for the three months ended March 31, 2005 and 2004 were 50% and 46%, respectively. Our gross margins depend, in large part, on the mix of license revenues and maintenance and service revenues. License revenues carry a much higher margin than maintenance and services revenues. We expect our gross margin to continue to fluctuate significantly in future quarters. In addition, we expect maintenance and service revenues will continue to make up a substantial part of the overall mix. Our goal for the next few quarters is to keep license margins at or above 95% and maintenance and service margins between 30% and 32%.

     Operating expenses were $10.0 million for the three months ended March 31, 2005, a decrease of $3.8 million from the same quarter of 2004. In the first half of 2004, we significantly increased our operating expenses based on our fiscal 2003 revenue growth and our revenue projections for fiscal 2004. We reduced our operating expenses starting in the third quarter of 2004 to better align with our overall revenues. The $3.8 million decrease was the result of reductions in a few areas. Personnel related expenses decreased by $1.0 million due to reductions in headcount. Stock-based compensation expenses decreased by $1.3 million due to lower amortization of deferred stock-based compensation expense. We also reduced marketing programs by $0.6 million in the first quarter of 2005 compared to the first quarter of 2004. Furthermore, in the first quarter of 2004, we incurred $0.5 million in contract development work from Cezanne Software for our now discontinued TruePerformance product. We expect operating expenses in the second quarter of 2005 to increase slightly from the first quarter of 2005 due to an increase in Sarbanes-Oxley compliance related consulting and audit fees, executive search fees for a vice president of sales, higher commission costs, increased marketing program costs and an increase in stock-based compensation resulting from the hiring of our new president and chief executive officer.

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

Allowance for Doubtful Accounts and Sales Return Reserve

     We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our balance sheets, totaled approximately $327,000 and $320,000 at March 31, 2005 and December 31, 2004, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debts experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.

     We generally guarantee that our services will be performed in accordance with the criteria agreed upon in the statement of work. Should these services not be performed in accordance with the agreed upon criteria, we would provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, Revenue Recognition When Right of Return Exists, management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if for any period actual returns differ from management’s judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our balance sheets, was approximately $394,000 and $537,000 at March 31, 2005 and December 31, 2004, respectively.

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

     Amortization of deferred stock-based compensation was approximately $0.4 million and $1.7 million for the three months ended March 31, 2005 and 2004 respectively. We expect stock-based compensation expense to be $0.7 million for the three months ended June 30, 2005 due to amortization of deferred stock-based compensation and stock-based compensation related to our new chief executive officer. Had different assumptions or criteria been used to determine the deemed fair value of the stock options, materially different amounts of stock compensation expenses could have been reported. Please see our “Recent Accounting Pronouncements” for additional discussion of FASB Statement No. 123R.

     As required by SFAS 123, as modified by SFAS 148, Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123, we provide pro forma disclosure of the effect of using the fair value-based method of measuring stock-based compensation expense. For purposes of the pro forma disclosure, we estimate the fair value of stock options issued to employees using the Black-Scholes option valuation model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected life of options and our expected stock price volatility. Therefore, the estimated fair value of our employee stock options could vary significantly as a result of changes in the assumptions used. See Note 1 to our condensed consolidated financial statements included elsewhere in this Annual Report on Form 10-Q.

Income Taxes

     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carryforwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We provided a full valuation allowance against our net deferred tax assets at March 31, 2005. In the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the valuation allowance would increase net income and stockholders’ equity in the period such determination was made. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-

based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective at the beginning of the first annual period beginning after June 15, 2005 and, accordingly, we must adopt the new accounting provisions effective January 1, 2006.

     Upon the adoption of SFAS No. 123R, we can elect to recognize stock-based compensation related to employees’ equity awards in our consolidated statements of operations using the fair value method on a modified prospective basis and disclose the pro forma effect on net income or loss assuming the use of the fair value method in the notes to the consolidated financial statements for periods prior to adoption. Since we currently account for equity awards granted to employees using the intrinsic value method under APB No. 25, we expect the adoption of SFAS No. 123R will have a significant impact on our results of operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2005 and 2004

Revenue, cost of revenues and gross profit

     The table below sets forth the changes in revenue, cost of revenue and gross profit from the three months ended March 31, 2004 to the three months ended March 31, 2005 (in thousands, except percentage data):

	Three		Three			Percentage
	Months	Percentage	Months	Percentage		of Dollar
	Ended	of	Ended	of	Year to Year	Change
	March 31,	Total	March 31,	Total	Increase	Year over
	2005	Revenue	2004	Revenue	(Decrease)	Year
Revenues:
License	$3,500	24%	$4,539	28%	($1,039)	(23%)
Maintenance and service	11,001	76%	11,923	72%	(922)	(8%)

Total revenues	$14,501	100%	$16,462	100%	($1,961)	(12%)

	Percentage			Percentage
	of Related			of Related
	Revenue			Revenue
Cost of revenues:
License	$97	3%	$263	6%	($166)	(63%)
Maintenance and service	7,180	65%	8,610	72%	(1,430)	(17%)

Gross profit	$7,224	50%	$7,589	46%	($365)	(5%)

Revenues

     License Revenues. License revenues decreased $1.0 million or 23% for the three months ended March 31, 2005 compared to March 31, 2004 due to fewer large dollar transactions being completed, a decrease in average license value and a generally more challenging selling environment with longer selling cycles. We recognized fewer license deals in the first quarter of 2005 compared to the same quarter of 2004 which decreased our license revenue. Furthermore, we had no transactions in the first quarter of 2005 that accounted for $1.0 million or more of license revenue compared to two transactions in excess of $1.0 million in the same quarter of 2004. In addition, the average license revenue per transaction in the first quarter of 2005 was $0.4 million compared to $0.5 million per transaction in the first quarter of 2004. We expect our license revenues to continue to fluctuate from quarter to quarter since we generally complete a relatively small number of transactions in a quarter and the prices on those software license sales can vary widely.

     Maintenance and Service Revenues. Maintenance and service revenues decreased $0.9 million or 8% for the three months ended March 31, 2005 compared to March 31, 2004 due to a decrease in overall billable hours based on fewer outside contractors. We did, however, experience a higher average billing rate for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. We expect maintenance and service revenues to increase in the second quarter of 2005.

Cost of Revenues and Gross Margin

     Cost of License Revenues. Cost of license revenues decreased $0.2 million or 63% for the three months ended March 31, 2005 compared to March 31, 2004. The decrease was attributable to lower volume of license sales resulting in lower third-party royalties. In addition, in the first quarter of 2004 we amortized approximately $100,000 of expense related to the TruePerformance source code that is now discontinued. We expect through the end of 2005 to keep license margins at or above 95%.

     Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues decreased $1.4 million or 17% for the three months ended March 31, 2005 compared to March 31, 2004. We experienced an increase in maintenance and service gross margin from 28% for the three months ended March 31, 2004 compared to 35% for the three months ended March 31, 2005. The increase in maintenance and service gross margin as compared to the first quarter of 2004 was due to an increase in the percentage of higher margin maintenance revenue as compared to lower margin service revenue in the first quarter of 2005. For the three months ended March 31, 2005, professional fees expense for sub-contractors decreased $1.0 million as a result of the increase in use of our internal workforce and travel expenses decreased by $0.7 million. These decreases were partially offset by an increase in personnel costs of $0.2 million. For the second quarter of 2005, we expect to keep maintenance and service gross margins between 30% and 32%.

     Gross Margin. Our overall gross margin increased from 46% for the three months ended March 31, 2004 to 50% for the three months ended March 31, 2005. The increase in our overall gross margin is primarily attributable to the reduction of lower margin maintenance and service revenues compared to license revenues which represented 76% in the first quarter of 2005 compared to 72% in the first quarter of 2004. In addition, we experienced an increase in maintenance and service gross margin primarily attributable to the mix of higher margin maintenance revenue compared to generally lower margin service revenues. In the future, we expect our gross margins to fluctuate depending on the mix of license versus maintenance and service revenues recorded.

Operating Expenses

     The table below sets forth the changes in operating expenses from the three months ended March 31, 2004 to the three months ended March 31, 2005 (in thousands, except percentage data):

	Three		Three			Percentage
	Months	Percentage	Months	Percentage		of Dollar
	Ended	of	Ended	of	Year to Year	Change
	March 31,	Total	March 31,	Total	Increase	Year over
	2005	Revenue	2004	Revenue	(Decrease)	Year
Operating expenses:
Sales and marketing	$4,412	30%	$6,400	39%	($1,988)	(31%)
Research and development	2,951	20%	3,710	23%	(759)	(20%)
General and administrative	2,202	15%	1,972	12%	230	12%
Stock-based compensation	440	3%	1,744	11%	(1,304)	(75%)

Total operating expenses	$10,005	68%	$13,826	85%	($3,821)	(28%)

     Sales and Marketing. Sales and marketing expenses decreased $2.0 million or 31% for the three months ended March 31, 2005 compared to March 31, 2004. The decrease was primarily attributable to declines in personnel costs of $0.9 million due to a reduction in headcount, marketing programs of $0.6 million and travel of $0.5 million. We also incurred an expense of $238,000 related to separation costs paid to our former senior vice president, operations. We expect sales and marketing expenses to increase in the second quarter of 2005 compared to the first quarter of 2005 due to increased commissions, marketing programs and executive search fees for the hiring of a new Vice President of Sales.

     Research and Development. Research and development expenses decreased $0.8 million or 20% for the three months ended March 31, 2005 compared to March 31, 2004. The decreases were primarily due to declines in personnel costs of $0.3 million and reduction of contract development fees of $0.5 million related to the termination of our Cezanne research and development team in Italy that supported our now discontinued TruePerformance product. We expect our research and development expenses will increase slightly in the second quarter of 2005 compared to the first quarter of 2005 due to a planned increase in headcount.

     General and Administrative. General and administrative expenses increased $0.2 million or 12% for the three months ended March 31, 2005 compared to March 31, 2004. The increase included $115,000 of personnel costs and professional fees of $168,000 primarily due to consulting expenses relating to our Sarbanes-Oxley 404 certification project and an executive search fee for our new president and chief executive officer. We expect our general and administrative expenses to increase in the second quarter of 2005 compared to the first quarter of 2005 primarily due to professional fees associated with documenting and testing our internal controls under section 404 of the Sarbanes-Oxley Act.

     Stock-based Compensation. Stock-based compensation expense decreased $1.3 million or 75% for the three months ended March 31, 2005 compared to March 31, 2004. The decrease is attributable to the decrease in deferred compensation that remains to be amortized. Notwithstanding the reduction, we incurred stock-based compensation expense of approximately $159,000 related the modification of stock options associated with the resignation of our senior vice president, operations in the first quarter of 2005 and also reversed $116,000 of unamortized deferred stock-based compensation as of February 28, 2005 related to unvested options held by the same individual. We expect stock-based compensation to total approximately $0.7 million for the second quarter of 2005 due to amortization of stock-based compensation and new stock-based compensation related to the appointment of our new president-elect and chief executive officer Robert Youngjohns.

Interest Expense and Interest and Other Income, Net

     The table below sets forth the changes in other income (expense) from the three months ended March 31, 2004 to the three months ended March 31, 2005 (in thousands, except percentage data):

	Three		Three			Percentage
	Months	Percentage	Months	Percentage		of Dollar
	Ended	of	Ended	of	Year to Year	Change
	March 31,	Total	March 31,	Total	Increase	Year over
	2005	Revenue	2004	Revenue	(Decrease)	Year
Other income (expense), net:
Interest expense	($11)	0%	$(79)	0%	$68	(86%)
Interest and other income, net	323	2%	272	2%	51	19%

Total other income, net	$312	2%	$193	1%	$119	62%

Provision for income taxes	$25	0%	$25	0%	$—	0%

     Interest expense decreased $68,000 or 86% for the three months ended March 31, 2005 compared to March 31, 2004. For the three months ended March 31, 2005, compared to the three months ended March 31, 2004, interest expense paid on outstanding debt decreased by approximately $9,000 due to lower average outstanding debt balances in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Amortization of loan discounts associated with warrants granted in connection with our credit facility also decreased by $59,000 in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The warrants were fully amortized as of December 31, 2004.

     Interest and other income, net increased $51,000 or 19% for the three months ended March 31, 2005 compared to March 31, 2004. Interest and other income, net primarily includes interest income generated from cash and investment balances.

Provision for Income Taxes

     Provision for income taxes was $25,000 for the three months ended March 31, 2005 and 2004. The provision relates to income taxes currently payable on income generated from non-U.S. tax jurisdictions and state net worth taxes. We maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.

Liquidity and Capital Resources

     As of March 31, 2005, we had $11.1 million of cash and cash equivalents and short-term investments of $50.6 million.

     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $0.8 million and $21,000 for the three months ended March 31, 2005 and 2004, respectively. The significant cash receipts and outlays for the two periods are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Cash collections	$17,729	$21,334
Payroll related costs	(11,666)	(12,207)
Professional services costs	(1,990)	(4,253)
Employee expense reports	(1,037)	(1,998)
Facilities related costs	(871)	(828)
Third-party royalty payments	(334)	(70)
Other	(1,034)	(1,957)

Net cash provided by operating activities	$797	$21

     Net cash provided by operating activities increased $0.8 million for the three months ended March 31, 2005 compared to March 31, 2004. The increase was primarily attributable to decreases in employee related costs of $1.0 million due in part to reduced travel costs and professional service costs of $2.3 million primarily resulting from a $1.9 million decrease in fees paid to outside contractors in our services organization. In addition, personnel costs decreased $0.5 million due to a 9% reduction in average headcount. The decreases were partially offset by a reduction in collections of $3.6 million.

     Net Cash Provided by/Used in Investing Activities. Net cash provided by investing activities was $1.0 million for the three months ended March 31, 2005 compared to net cash used of $2.7 million for the three months ended March 31, 2004. Our cash provided by investing activities during the three months ended March 31, 2005 was primarily due to net maturities of investments of $1.3 million compared to net purchase of investments of $1.9 million for the three months ended March 31, 2004. Purchases of equipment, software, furniture and leasehold improvements were $0.4 million and $0.7 million for the three months ended March 31, 2005 and March 31, 2004, respectively.

     Net Cash Provided by/Used in Financing Activities. Net cash provided by financing activities was approximately $1.7 million for the three months ended March 31, 2005, which was a result of proceeds from stock option exercises of approximately $1.8 million, partially offset by long-term debt paydowns of approximately $149,000. Net cash used in financing activities was approximately $141,000 for the three months ended March 31, 2004, consisting of payments of approximately $188,000 for long-term debt partially offset by net proceeds from the issuance of common stock of approximately $47,000.

     We had a revolving line of credit that expired in March 2005 that permitted borrowings from time to time of up to $10 million bearing interest at the prime rate. We decided not renew the revolving line of credit. We have no off-balance sheet arrangements, with the exception of operating lease commitments, that have not been recorded in our condensed consolidated financial statements.

Contractual Obligations and Commitments

     The following table summarizes our contractual cash obligations and commercial commitments (in thousands) at March 31, 2005 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt, including current maturities	$370	$346	$24	$—	$—

Operating leases	10,591	1,559	4,025	3,780	1,227

Total contractual cash obligations	$10,961	$1,905	$4,049	$3,780	$1,227

     Other obligations include two letters of credit outstanding at March 31, 2005, totaling approximately $674,000 related to our New York, New York and San Jose, California offices.

     We believe our existing cash and investment balances will be sufficient to meet our anticipated short and long term cash requirements, debt obligations and operating lease commitments. Our future capital requirements will depend on many factors, including our ability to achieve revenue growth, the timing and extent of spending to support product development efforts, sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and our ability to achieve and sustain profitability.

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

     We incurred net losses of $25.5 million and $19.1 million in fiscal 2004 and fiscal 2002, respectively, and had net income of approximately $835,000 in fiscal 2003. For the three months ended March 31, 2005, we had a net loss of $2.5 million. We have taken steps to reduce our expense levels to better track with our revenues, however, we expect to incur a loss in fiscal 2005 and cannot assure you that we will be able to achieve and sustain profitability on a quarterly or annual basis. If we cannot increase our quarterly license revenues, our future results of operations and financial condition will be harmed.

We have recently experienced changes in our senior management team and the loss of other key personnel or any inability of these personnel to perform in their new roles could adversely affect our business.

     We have recently announced the hiring of a permanent president and chief executive officer and are also in the process of hiring a new vice president of sales. In June 2004, Reed D. Taussig, who had served as our president and chief executive officer since 1997, resigned from Callidus and our board of directors and David B. Pratt, who joined our board of directors in May 2004, was appointed interim president and chief executive officer. In September 2004, Daniel J. Welch, senior vice president of EMEA and general manager of TruePerformance left the company and in February 2005, Christopher W. Cabrera, senior vice president, operations, also resigned. We currently have an acting vice president of sales.

     Our success will depend to a significant extent on our ability to assimilate our new president and chief executive officer and our ability to hire an effective vice president of sales. While our new chief executive officer is expected to join Callidus on May 31, 2005, we cannot provide any assurances that he will start on that date or at all. In addition, if we lose the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees decides to join a competitor or otherwise compete directly or indirectly with us, this could harm our business and could affect our ability to successfully implement our business plan.

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

     The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to a number of factors, including those listed in this “Factors That Could Affect Future Results” section of this Quarterly Report and others such as:

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

     The delay or failure to complete sales in a particular quarter would reduce our revenues in that quarter, as well as any subsequent quarters over which revenues for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues. If we continue to experience delays on one or more large orders our operating results will continue to be adversely affected.

If we are unable to increase sales of new product licenses, our maintenance and service revenues will be materially and adversely affected.

     While our license revenues have declined from 2003 levels, our maintenance and service revenues have remained relatively constant. A substantial portion of our maintenance and services revenues, however, are derived from providing professional integration and configuration services associated with product licenses sold in prior periods. As such, if we are unable to increase sales of our product licenses, our services revenue will decline as well.

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

     Our maintenance and service revenues, which include fees for consulting, implementation, maintenance and training, were 76%, 78% and 48% of our revenues for the three months ended March 31, 2005 and fiscal years 2004 and 2003, respectively. Our maintenance and service revenues have substantially lower gross margins than our license revenues. The decrease in the percentage of total revenues represented by license revenues in the three months ended March 31, 2005 and fiscal 2004 as compared to fiscal 2003 has adversely affected our overall gross margins. Failure to increase our higher margin license revenues in the future would again adversely affect our gross margin and operating results.

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

     Our customers may require large, enterprise-wide deployments of our products, which require a substantial degree of technical implementation and support. It may be difficult for us to manage the timeliness of these deployments and the allocation of personnel and resources by us or our customers. Failure to successfully manage this process could harm our reputation and cause us to lose existing customers, face potential customer disputes or limit the number of new customers that purchase our products, each of which could adversely affect our revenues and increase our technical support and litigation costs.

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

     To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve existing products and we must also continue to introduce new products and services. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues. For example, we introduced our TruePerformance product in the first quarter of 2003 and discontinued this product in June 2004. In connection with the discontinuation of the TruePerformance product line, we recorded impairment charges of approximately $3.8 million in the second quarter of 2004. If we are unable to successfully develop new products or enhance and improve our existing products or if we fail to position and/or price our products to meet market demand, our business and operating results will be adversely affected.

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

     The intensely competitive market in which we do business may require us to reduce our prices. If our competitors offer deep discounts on certain products or services in an effort gain market share or to sell other software or hardware products, we may be required to lower prices or offer other favorable terms to compete successfully. Any such changes would reduce our margins and could adversely affect our operating results. Some of our competitors may bundle software products that compete with ours for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, limit the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced revenues resulting from lower prices would adversely affect our margins and operating results.

We depend on technology of third parties licensed to us for our rules engine and the analytics and web viewer functionality for our products and the loss or inability to maintain these licenses, or errors in such software could result in increased costs or delayed sales of our products.

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

We will not be able to achieve or sustain sales growth if we do not attract and retain qualified sales personnel.

     We depend on our direct sales force for most of our sales and have made significant expenditures in past periods to expand our sales force. Despite our efforts to expand our sales force, however, we have also experienced sales force attrition and otherwise found it difficult to retain qualified sales professionals. For example, our head of sales, resigned effective February 28, 2005. While it is our goal to hire and retain qualified replacements, we face intense competition for sales personnel in the software industry, and cannot be sure that we will be successful in hiring a new vice president of sales or in retaining key sales individuals in accordance with our plans. If we fail to successfully develop a strong sales force, our future sales will be adversely affected.

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

     Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act of 2002, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

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

     In July 2004, a purported class action lawsuit was filed against us and certain of our current directors and officers, by or on behalf of persons claiming to be our shareholders and persons claiming to have purchased or otherwise acquired our securities during the period from November 19, 2003 through June 23, 2004. In addition, in each of July and October 2004 derivative lawsuits were filed against us and certain of our current directors and officers. In February 2005, the parties stipulated to a stay of the state derivative case in favor of the federal derivative case. In February 2005, the Company filed a motion to dismiss the amended complaint. The court has scheduled a hearing on the Company’s motion for May 2005. Additional lawsuits may be filed against us in the future. We currently have director and officer insurance to cover claims that may arise in connection with these lawsuits and we believe that the claims are without merit. However, in the event of an adverse result in one of these cases, the Company’s insurance may not be sufficient to satisfy a damage award and thus such an adverse result could have a material negative financial impact on the Company. Regardless of the outcome of any of these actions, however, it is likely that such actions will cause a diversion of our management’s time and attention.

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

     Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of March 31, 2005. As a result, if some of these persons or entities act together, they have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours.

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

     Interest Rate Risk. We invest our cash in a variety of financial instruments, consisting primarily of investments in money market accounts, high quality corporate debt obligations or United States government obligations. Our investments are made in accordance with an investment policy approved by our Board of Directors. All of our investments are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities, that typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At March 31, 2005, the average maturity of our investments was five months. The following table presents certain information about our financial instruments at March 31, 2005 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
	1 Year	More than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sales securities	$48,434	$4,532	$52,966	$52,618
Weighted average interest rate	2.30%	2.28%

     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. We have outstanding term loans totaling $0.4 million. The term loans bear a variable interest rate based on the lender’s prime rate and prime rate plus 0.50%, respectively. The risk associated with fluctuating interest expense is limited to these debt instruments. Due to our low amount of debt as of March 31, 2005, we do not believe that any change in the prime rate would have a significant impact on our interest expense.

     Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, German, Italian and Australian operations, are generally denominated in United States dollars. For the three months ended March 31, 2005, we derived approximately 13% of our revenues from our international operations. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. We expect to continue to do a majority of our business in United States dollars. We have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In July 2004, a purported securities class action complaint was filed in the United States District Court for the Northern District of California against the Company and certain of its present and former executives and directors. The suit alleges that the Company and these executives and directors made false or misleading statements or omissions in violation of federal securities laws. The suit seeks damages on behalf of a purported class of individuals who purchased the Company’s stock during the period from November 19, 2003 through June 23, 2004. In October 2004, the court appointed a lead plaintiff. In November 2004, the lead plaintiff filed an amended complaint naming Messrs. Fior and Taussig as well as the Company as defendants and amending purported class to include individuals who purchased the Company’s stock during the period from January 22, 2004 through June 23, 2004. In addition, in each of July and October 2004, derivative complaints were also filed against the Company and certain of its present and former directors and officers in the California State Superior Court in Santa Clara, California and United States District Court for the Northern District of California. The derivative complaints allege state law claims relating to the matters alleged in the purported class action complaint referenced above. The federal derivative case has been deemed related to the federal securities case and assigned to the same judge. In February 2005, the parties stipulated to a stay of the state derivative case in favor of the federal derivative case. In February 2005, the Company filed a motion to dismiss the amended complaint. The court has scheduled a hearing on the Company’s motion for May 2005. The Company believes that the claims in the securities and derivative actions are without merit and intends to continue to vigorously defend against these claims. As of March 31, 2005, the Company has accrued approximately $130,000 for anticipated future legal costs up to the amount of its insurance retention.

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

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description
10.32	Separation Agreement and Release of Claims with Chris Cabrera effective January 25, 2005 (incorporated by reference herein from Exhibit 10.32 to the Company’s Form 8-K filed with the Commission on January 26, 2005).
10.33	Form of Executive Compensation Plan.

31.1	302 Certifications
32.1	906 Certification

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2005.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR
Ronald J. Fior, Chief Financial Officer, Vice President Finance

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

Exhibit
Number	Description
10.32	Separation Agreement and Release of Claims with Chris Cabrera effective January 25, 2005 (incorporated by reference herein from Exhibit 10.32 to the Company’s Form 8-K filed with the Commission on January 26, 2005).
10.33	Form of Executive Compensation Plan.

31.1	302 Certifications
32.1	906 Certification