Form 10-Q
period 2005-06-30
CALLIDUS SOFTWARE INC
filed 2005-08-11
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM___________TO____________.
Commission file number: 000-50463

Callidus Software Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0438629
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Callidus Software Inc.
160 West Santa Clara Street, Suite 1500
San Jose, CA 95113
(Address of principal executive offices, including zip code)
(408) 808-6400
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2005, as reported on the Nasdaq National Market, was approximately $43.7 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. There were 26,296,101 shares of the registrant’s common stock, par value $0.001, outstanding on August 5, 2005, the latest practicable date prior to the filing of this report.

     Callidus™, Callidus Software®, the Callidus logo®, TRUECOMP®, TRUECHANNEL®, TRUE PERFORMANCE®, TRUERESOLUTION®, TRUEINFORMATION™ and TRUEREFERRAL™ are our trademarks, among others not referenced in this quarterly report of Form 10-Q. All other trademarks, service marks, or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount; unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$11,644	$7,651
Short-term investments	47,760	52,166
Accounts receivable, net	8,767	12,126
Prepaids and other current assets	1,882	1,868

Total current assets	70,053	73,811
Property and equipment, net	3,163	3,361
Deposits and other assets	1,587	1,317

Total assets	$74,803	$78,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,489	$1,904
Current portion of long-term debt	221	471
Accrued payroll and related expenses	3,700	3,827
Accrued expenses	1,497	1,881
Deferred revenue	7,958	6,856

Total current liabilities	14,865	14,939

Long-term debt, less current portion	—	48
Deferred rent	323	292
Long-term deferred revenue	31	178

Total liabilities	15,219	15,457

Stockholders’ equity:
Common stock; $0.001 par value; 100,000 shares authorized; 26,210 and 25,255 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	26	26
Additional paid-in capital	186,213	184,443
Deferred stock-based compensation	(1,288)	(2,316)
Accumulated other comprehensive income	74	108
Accumulated deficit	(125,441)	(119,229)

Total stockholders’ equity	59,584	63,032

Total liabilities and stockholders’ equity	$74,803	$78,489

See accompanying notes to condensed consolidated financial statements (unaudited).

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Revenues:
License revenues	$1,295	$1,889	$4,795	$6,428
Maintenance and service revenues	11,320	11,345	22,321	23,268

Total revenues	12,615	13,234	27,116	29,696
Cost of revenues:
License revenues	86	286	183	549
Maintenance and service revenues	7,684	8,384	14,864	16,994
Impairment of purchased technology	—	1,800	—	1,800

Total cost of revenues	7,770	10,470	15,047	19,343

Gross profit	4,845	2,764	12,069	10,353
Operating expenses:
Sales and marketing	3,549	5,345	7,961	11,745
Research and development	2,838	3,876	5,789	7,586
General and administrative	2,140	2,774	4,342	4,746
Impairment of intangible assets	—	1,994	—	1,994
Stock-based compensation (1)	423	2,721	863	4,465

Total operating expenses	8,950	16,710	18,955	30,536

Operating loss	(4,105)	(13,946)	(6,886)	(20,183)
Other income (expense), net:
Interest expense	(5)	(16)	(16)	(95)
Interest and other income, net	358	272	681	544

Loss before provision (benefit) for income taxes	(3,752)	(13,690)	(6,221)	(19,734)
Provision (benefit) for income taxes	(34)	25	(9)	50

Net loss	$(3,718)	$(13,715)	$(6,212)	$(19,784)

Basic net loss per share	$(0.14)	$(0.57)	$(0.24)	$(0.82)

Diluted net loss per share	$(0.14)	$(0.57)	$(0.24)	$(0.82)

Shares used in basic per share computation	26,144	24,204	25,948	24,095

Shares used in diluted per share computation	26,144	24,204	25,948	24,095

(1)	Stock-based compensation consists of:

Cost of maintenance and service revenues	$41	$193	$91	$441
Sales and marketing	63	457	189	952
Research and development	102	311	226	669
General and administrative	217	1,760	357	2,403

Total stock-based compensation	$423	$2,721	$863	$4,465

See accompanying notes to condensed consolidated financial statements (unaudited).

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,212)	$(19,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	813	737
Amortization of intangible assets	—	359
Provision for doubtful accounts and sales returns	290	1,807
Stock-based compensation	863	4,465
Non-cash expenses associated with non-employee options and warrants	4	68
Impairment of intangible assets	—	3,794
Net amortization on investments	297	354
Changes in operating assets and liabilities:
Accounts receivable	3,043	2,956
Prepaids and other current assets	(20)	(201)
Other assets	(276)	(1,000)
Accounts payable	(411)	(1,249)
Accrued payroll and related expenses	(117)	1,233
Accrued expenses	(345)	1,407
Deferred revenue	999	(1,523)

Net cash used in operating activities	(1,072)	(6,577)

Cash flows from investing activities:
Purchase of investments	(15,012)	(39,858)
Proceeds from maturities and sales of investments	19,200	40,350
Purchases of property and equipment	(616)	(1,628)
Purchase of intangible assets	—	(1,621)
Decrease in deposits	—	332

Net cash provided by (used in) investing activities	3,572	(2,425)

Cash flows from financing activities:
Repayments of long-term debt	(298)	(381)
Net proceeds from issuance of common stock and warrants	1,935	276

Net cash provided by (used in) financing activities	1,637	(105)

Effect of exchange rates on cash and cash equivalents	(144)	34

Net increase (decrease) in cash and cash equivalents	3,993	(9,073)
Cash and cash equivalents at beginning of period	7,651	17,005

Cash and cash equivalents at end of period	$11,644	$7,932

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$163

Cash paid for interest	$5	$35

Noncash investing and financing activities:
Reversal of stock compensation expense for cancellation of unvested stock options	$248	$1,473

See accompanying notes to condensed consolidated financial statements (unaudited).

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying interim unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2004. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of June 30, 2005 and the three and six months ended June 30, 2005 and 2004 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
     Reclassifications
     As a result of reclassifying auction rate securities from cash equivalents to short-term investments for all periods presented, the Company reclassified the purchases and sales of its auction rate securities and short-term municipal bonds in its Consolidated Statements of Cash Flows, which increased purchases of investments by $9.9 million and increased maturities of investments by $29.4 million for the six months ended June 30, 2004, with the offset to cash and cash equivalents.
     Principles of Consolidation
     Unless otherwise indicated, the consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries in the United Kingdom, Germany, Australia and Italy (collectively, the Company). All intercompany transactions and balances have been eliminated in consolidation.
     Use of Estimates
     Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
     Valuation Accounts
     Trade accounts receivable are recorded at the invoiced amount where revenue has been recognized and do not bear interest. The Company offsets gross trade accounts receivable with its allowance for doubtful accounts and sales return reserve. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged-off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. The sales return reserve is the Company’s best estimate of the probable amount of remediation services it will have to provide for ongoing professional service arrangements. To determine the adequacy of the sales return reserve, the Company analyzes historical experience of actual remediation service claims as well as current information on remediation service requests. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses, while provisions for sales returns are offset against maintenance and service revenues.

     Below is a summary of the changes in the Company’s valuation accounts for the six months ended June 30, 2005 and June 30, 2004 (in thousands):

	Balance at	Provision,
	beginning	net of		Balance at
	of period	recoveries	Write-offs	end of period
Allowance for doubtful accounts
Three months ended June 30, 2005	$327	$(33)	$(254)	$40
Three months ended June 30, 2004	338	32	—	370
Six months ended June 30, 2005	$320	$39	$(319)	$40
Six months ended June 30, 2004	187	210	(27)	370

	Balance at	Provision,	Remediation
	beginning	net of	Service	Balance at
	of period	recoveries	Claims	end of period
Sales return reserve
Three months ended June 30, 2005	$394	$89	$(178)	$305
Three months ended June 30, 2004	915	789	(1,219)	485
Six months ended June 30, 2005	$537	$251	$(483)	$305
Six months ended June 30, 2004	647	1,597	(1,759)	485
     Restricted Cash
     Included in deposits and other assets in the condensed consolidated balance sheets at June 30, 2005 and December 31, 2004 is restricted cash of $675,000 and $282,000, respectively, pledged as collateral for letters of credit used as security deposits on leased facilities for our New York, New York and San Jose, California offices. Restricted cash is included in deposits and other assets based on the expected term for the release of the restriction.
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
     The following table illustrates the pro forma effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and six months ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss as reported	$(3,718)	$(13,715)	$(6,212)	$(19,784)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	423	2,721	863	4,465
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(934)	(4,178)	(1,852)	(7,192)

Pro forma net loss	$(4,229)	$(15,172)	$(7,201)	$(22,511)

Basic and diluted net loss per share, as reported	$(0.14)	$(0.57)	$(0.24)	$(0.82)

Pro forma basic and diluted net loss per share	$(0.16)	$(0.63)	$(0.28)	$(0.93)

     For purposes of the foregoing fair value calculations, the Company used the Black-Scholes method. The assumptions used in computing the fair value of stock options or stock purchase rights are discussed in the remainder of this paragraph. The Company estimated the expected useful lives, giving consideration to the vesting and purchase periods, contractual lives, and the relationship between the exercise price and the fair market value of the Company’s common stock, among other factors. The expected volatility was estimated giving consideration to the expected useful lives of the stock options and recent volatility of the Company’s common stock, among other factors. The risk-free interest rate is the U.S. Treasury bill rate for the relevant expected life. The fair value of stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Stock Option Plans
Expected life (in years)	3.73	2.96	3.70	2.75
Risk-free interest rate	3.03%	2.98%	3.04%	2.28%
Volatility	72%	77%	69%	80%
Employee Stock Purchase Plan
Expected life (in years)	1.0	0.9	1.05	0.9
Risk-free interest rate	2.06%	1.28%	1.88%	1.28%
Volatility	49%	70%	56%	70%
     The estimated fair value of stock-based awards to employees is based on a multiple-option valuation approach, and amortized over the options’ vesting period of generally four years with forfeitures being recognized as they occur. Purchase rights granted under the Employee Stock Purchase Plan are amortized over the respective purchase periods of six or twelve months.
     The weighted-average estimated fair value of stock options granted during the three and six months ended June 30, 2005 were $1.68 and $1.74 per share, respectively. For the three and six months ended June 30, 2004 the weighted-average estimated fair value of stock options granted were $3.61 and $6.93, respectively. No stock option grants were made during the three and six months ended June 30, 2005 or 2004 with exercise prices below market price on the date of grant. The weighted-average estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan during the three and six months ended June 30, 2005 was $1.88 per share, including the 15% discount from the quoted market price. The weighted-average estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan during the three and six months ended June 30, 2004 was $5.72 per share, including the 15% discount from the quoted market price.
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
     Diluted net loss per share does not include the effect of the following potential common shares because to do so would be antidilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock options	4,851	5,454	4,736	5,455
Warrants	47	14	30	14

Totals	4,898	5,468	4,766	5,469

     The weighted average exercise price of stock options excluded during the three and six months ended June 30, 2005 was $3.99 and $3.83, respectively, as compared to the weighted average exercise price of stock options excluded during the three and six months ended June 30, 2004 of $3.36 and $3.33, respectively. The weighted average exercise price of warrants excluded was $8.30 and 10.96, respectively for the three and six months ended June 30, 2005 and $20.15 for the three and six months ended June 30, 2004.
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
     Upon the adoption of SFAS No. 123R, the Company can elect to recognize stock-based compensation related to employee equity awards in its consolidated statements of operations using the fair value method on a modified prospective basis and disclose the pro forma effect on net income or loss assuming the use of the fair value method in the notes to the consolidated financial statements for periods prior to adoption or the Company can elect to adopt the new principle on a retrospective basis. Further, the Company will be required to adopt one of the fair value methods described in SFAS 123R for measuring compensation expense. The Company believes it will use the Black-Scholes fair value method, however, it is still in the process of evaluating both the transition methods and fair value methods. Since the Company currently accounts for equity awards granted to its employees using the intrinsic value method under APB No. 25, the adoption of SFAS No. 123R is expected to have a significant impact on the Company’s results of operations.
     In response to the enactment of the American Job Creation Act of 2004 (the “Jobs Act”) on October 22, 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers” (FSP 109-1), and FSP No.109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (FSP 109-2).
     FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in tax deduction is up to nine percent of the lesser of taxable income or “qualified production activities income,” as defined by the Jobs Act. The staff position requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Act, and specifies interim disclosure requirements. The Company does not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20 “Accounting Changes”, and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for the Company beginning January 1, 2006.
2. Investments
     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income in the accompanying condensed consolidated financial statements. Interest and amortization of premiums and discounts for debt securities are included in interest and other income, net, in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities as of June 30, 2005 were as follows (in thousands):

		Unrealized	Unrealized
June 30, 2005	Cost	Gains	Losses	Fair Value
Auction rate securities and preferred stock	$17,775	$—	$—	$17,775
Corporate notes and obligations	14,716	—	(64)	14,652
US government and agency obligations	19,500	—	(172)	19,328

Investments in debt and equity securities	$51,991	$—	$(236)	$51,755

		Unrealized	Unrealized
December 31, 2004	Cost	Gains	Losses	Fair Value
Auction rate securities and preferred stock	$10,925	$—	$—	$10,925
Corporate notes and obligations	16,500	—	(99)	16,401
Municipal obligations	5,050	—	—	5,050
US government and agency obligations	21,000	—	(211)	20,789

Investments in debt and equity securities	$53,475	$—	$(310)	$53,165

	June 30,	December 31,
	2005	2004
Recorded as:
Cash equivalents	$3,995	$999
Short-term investments	47,760	52,166

	$51,755	$53,165

     There were no realized gains or losses on the sales of these securities for the six months ended June 30, 2005 and 2004, respectively.
3. Debt
     The Company has a Master Agreement that includes two term loans. The interest rates on the two loans were renegotiated in March 2004. The first term loan was for $1.5 million. The interest rate was lowered to the prime rate plus 0.50% and is payable in 36 monthly installments ending in September 2005. The amount outstanding under the first term loan was approximately $125,000 and $375,000 as of June 30, 2005 and December 31, 2004, respectively. The second term loan allows for borrowings of up to $1.0 million. The interest rate was lowered to the prime rate plus 0.50% and is payable in 36 monthly installments ending in June 2006. The amount outstanding under the second term loan was approximately $96,000 and $144,000 at June 30, 2005 and December 31, 2004, respectively. The loans are collateralized by substantially all of the Company’s assets. The Master Agreement requires the Company to maintain certain financial covenants. The Company was in compliance with all of the covenants as of June 30, 2005 and December 31, 2004, respectively.
4. Commitments and Contingencies
     In July 2004, a purported securities class action complaint was filed in the United States District Court for the Northern District of California against the Company and certain of its present and former executives and directors. Additional actions were consolidated and a single consolidated amended complaint was filed. The suit alleged that the Company and the other defendants made false or misleading statements or omissions in violation of federal securities laws. In addition, in July and October 2004, derivative complaints were filed against the Company and certain of its present and former directors and officers in the California State Superior Court in Santa Clara, California and in the United States District Court for the Northern District of California. The derivative complaints allege state law claims relating to the matters alleged in the purported class action complaint referenced above. The federal derivative case was deemed related to the federal securities case and assigned to the same judge. In February 2005, the parties stipulated to a stay of the state derivative case in favor of the federal derivative case.
     In February 2005, the Company filed a motion to dismiss the amended complaint in the federal securities case. The court granted the motion to dismiss in May 2005 and granted Plaintiffs leave to amend. Plaintiffs declined to amend the complaint and the court thereafter entered a dismissal with prejudice on July 5, 2005. As of June 30, 2005, the Company had accrued approximately $79,000 for legal costs.
        .
     In addition, the Company is from time to time a party to various other litigation matters incidental to the conduct of its business, none of which, at the present time the Company believes is likely to have a material adverse effect on the Company’s future financial results.
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

5. Segment, Geographic and Customer Information
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas and major customers. The method of determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. By this definition, the Company operates in one business segment, which is the development, marketing and sale of enterprise software.
Geographic Information:
     Total revenues consist of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
United States	$12,014	$11,882	$24,602	$27,025
Europe	394	853	1,012	1,663
Asia Pacific	207	499	1,502	1,008

	$12,615	$13,234	$27,116	$29,696

     Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.
     Significant customers (including resellers when product is sold through them to an end user) as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Customer 1	18%	—	14%	—
Customer 2	14%	—	10%	—
Customer 3	6%	23%	6%	20%
Customer 4	1%	11%	1%	7%
6. Comprehensive Loss
     Comprehensive loss includes net loss, changes in unrealized loss on investments, net and foreign currency translation adjustments. Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(3,718)	$(13,715)	$(6,212)	$(19,784)
Other comprehensive income (loss)
Change in unrealized loss on investments, net	(93)	(450)	(110)	(371)
Change in cumulative translation adjustments	114	7	76	68

Comprehensive loss	$(3,697)	$(14,158)	$(6,246)	$(20,087)

7. Warrant and Restricted Stock Grant
     On May 31, 2005 the Company issued a warrant for the purchase of 100,000 shares of its common stock in connection with executive recruiting services performed related to the hiring of the Company’s new chief executive officer. The common shares underlying the warrant were fully vested on May 31, 2005 and are exercisable at a price of $3.45 per share through May 31, 2012. The Company recorded a stock compensation charge for the fair value of the warrants of $222,000 during the three months ended June 30, 2005.
     On May 31, 2005, the Company granted its new chief executive officer a non-plan option to purchase 1,000,000 shares of its common stock with an exercise price of $3.50 per share. The shares vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vest monthly for three years.

     In addition, on June 7, 2004 the Company granted 28,000 shares of restricted stock at $3.50 per share to its new chief executive officer. The shares become fully vested on May 31, 2006. The Company recorded deferred compensation of $98,000 and will continue to expense this amount over the vesting period.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 and with the condensed consolidated financial statements and the related notes hereto contained elsewhere in this Quarterly Report on Form 10-Q . This section of the Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: our newly appointed President and Chief Executive Officer, our plans for hiring a vice president of sales, changes in and expectations with respect to maintenance and service and license revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, levels of capital expenditure, staffing and expense levels, expected future cash outlays, the adequacy of our capital resources to fund operations and growth, the likely outcome of pending litigation, the extent of stock-based compensation charges and expectations with respect to research and development spending. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. Many of these trends and uncertainties are described in “Factors That Could Affect Future Results” set forth elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Overview of the Results for the Three and Six Months Ended June 30, 2005
     We are a leading provider of Enterprise Incentive Management (EIM) software systems to global companies across multiple industries. Large enterprises use EIM systems to model, administer, analyze and report on incentive compensation, or pay-for-performance plans, which compensate employees and business partners for the achievement of targeted quantitative and qualitative objectives, such as sales quotas, product development milestones and customer satisfaction. We sell our EIM products both directly through our sales force and indirectly through our strategic partners typically pursuant to perpetual software licenses, and offer professional services, including configuration, integration and training, generally on a time and materials basis. We also generate maintenance and support revenues associated with our product licenses, which are recognized ratably over the term of the maintenance agreement.
     In April 2005, we announced the hiring of our new President and CEO, Robert H. Youngjohns. Mr. Youngjohns, also a member of our Board of Directors, started his tenure on May 31, 2005, replacing interim President and CEO, David Pratt, who remains a member of our Board of Directors. Prior to joining Callidus, Mr. Youngjohns was Executive Vice President of Strategic Development and Sun Financing at Sun Microsystems and prior to that, Executive Vice President of Sun’s global sales organization. Prior to joining Sun, Mr. Youngjohns spent 15 years at IBM in a variety of roles ranging from systems engineering to general management. Mr. Youngjohns has extensive experience in international sales, marketing and business development in the Americas, Asia and Europe.
     Second quarter license revenues were $1.3 million, a decrease of 63% from the prior quarter and 31% year-over-year. We continued to experience extended and unpredictable sales cycles in a competitive environment making it difficult to complete license transactions. License gross margin was 93%, a 4% decline from the prior quarter but an 8% increase year-over-year. Maintenance and service revenues remained steady and predictable in the second quarter at $11.3 million, a 3% increase from the prior quarter and equal to the same period in the prior year. Maintenance and service gross margin was 32% in the second quarter, reflecting a 3% decline from the prior quarter and a 6% increase year-over-year.
     Operating expenses were $9.0 million in the second quarter compared to $10.0 million in the prior quarter and $16.7 million the prior year. The decrease from 2004 is due in large part to lower stock-based compensation expense, non-recurring impairment charges recorded in 2004 and a reduction in our workforce compared to 2004. The decrease from the prior quarter resulted primarily from lower personnel costs, including commissions and bonuses, and non-recurring costs recorded in the prior quarter including, CEO search fees, severance costs and our annual sales conference. Net loss was $3.7 million in the second quarter compared to $2.5 million in the prior quarter and $13.7 million in the prior year. Cash and investments totaled $59.4 million at June 30, 2005.

     From a financial perspective, we have a number of late stage sales opportunities in process and other business coming through our sales pipeline which makes us optimistic about near-term revenue opportunities; however, at the same time our recent license revenue performance gives us reason to be cautious about the level of business that will actually close in a quarter. We expect our license revenues to fluctuate from quarter to quarter and remain difficult to predict. We continue to focus on our sales processes to develop new leads and complete existing opportunities. Our operating expenses are expected to increase in the third quarter resulting from an increase in personnel costs, including commissions, bonuses, and hiring, and from costs associated with our annual users’ conference which will be held in September. We expect to maintain what we believe is a proper level of investment in headcount and operations based on our perception of the market opportunity ahead of us, while at the same time closely monitoring spending decisions and the use of cash.
     On the business side, we plan to accelerate the delivery of new modules for our TrueComp suite improving the analytic, strategic planning and sales force optimization features to broaden and increase the strategic value of our products. To better meet customer needs we also plan to be more flexible in our licensing terms which we expect will build more predictability into our license revenues. We will be seeking new strategic partnerships, and evaluating ways to reduce our customers’ implementation and operational costs. We believe these initiatives will, over time, increase the strategic value of our products and help us better capture the market opportunity ahead of us.
Application of Critical Accounting Policies and Use of Estimates
     The discussion and analysis of our financial condition and results of operations which follows is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The application of GAAP requires our management to make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosure regarding these items. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected.
     In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our management reviews these critical accounting policies, our use of estimates and the related disclosures with our audit committee.
     Revenue Recognition
     We generate revenues primarily by licensing software and providing related software maintenance and professional services to our customers. Our software arrangements typically include: (i) an end-user license fee paid in exchange for the use of our products in perpetuity, generally based on a specified number of payees; and (ii) a maintenance arrangement that provides for technical support and product updates, generally over renewable twelve month periods. If we are selected to provide integration and configuration services, then the software arrangement will also include professional services, generally priced on a time-and-materials basis. Depending upon the elements in the arrangement and the terms of the related agreement, we recognize license revenues under either the residual or the contract accounting method.
     Residual Method. License fees are recognized upon delivery when licenses are either sold separately from integration and configuration services, or together with integration and configuration services, provided that (i) the criteria described below have been met, (ii) payment of the license fees is not dependent upon performance of the integration and configuration services and (iii) the services are not otherwise essential to the functionality of the software. We recognize these license revenues using the residual method pursuant to the requirements of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, revenues are recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each undelivered element.

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
Allowance for Doubtful Accounts and Sales Return Reserve
     We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our balance sheets, totaled approximately $40,000 and $320,000 at June 30, 2005 and December 31, 2004, respectively. The decrease at June 30, 2005, was attributable to the write-off of a specifically reserved customer account. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.
     We generally guarantee that our services will be performed in accordance with the criteria agreed upon in the statement of work, which we generally execute with each applicable customer prior to commencing work. Should these services not be performed in accordance with the agreed upon criteria, we would provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, Revenue Recognition When Right of Return Exists, management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if for any period actual returns differ from management’s judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our balance sheets, was approximately $305,000 and $537,000 at June 30, 2005 and December 31, 2004, respectively.
Stock-Based Compensation
     We have adopted SFAS 123, Accounting for Stock-Based Compensation, but in accordance with SFAS 123, we have elected not to apply fair value-based accounting for our employee stock option plans. Instead, we measure compensation expense for our employee stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, and related interpretations. We record deferred stock-based compensation to the extent the fair value of our common stock for financial accounting purposes exceeds the exercise price of stock options granted to employees on the date of grant, and amortize these amounts to expense using the accelerated method over the vesting schedule of the options, generally four years. For options granted after our initial public offering, the fair value of our common stock is the closing price on the date of grant. For options which were granted prior to our initial public offering, the deemed fair value of our common stock was determined by our board of directors. The board of directors determined the deemed fair value of our common stock by considering a number of factors, including, but not limited to, our operating performance, significant events in our history, issuances of our convertible preferred stock, trends in the broad market for technology stocks and the valuation we expected to obtained in an initial public offering.
     Stock-based compensation expense was $0.4 million and $0.9 million for the three and six months ended June 30, 2005, compared with approximately $2.7 million and $4.5 million for the three and six months ended June 30, 2004. We expect stock-based compensation expense to be $0.3 million for the three months ended September 30, 2005 due to amortization of deferred stock-based compensation. Had different assumptions or criteria been used to determine the deemed fair value of the stock options, materially different amounts of stock compensation expenses could have been reported. Please see our “Recent Accounting Pronouncements” for additional discussion of FASB Statement No. 123R.
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
Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carryforwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We provided a full valuation allowance against our net deferred tax assets at June 30, 2005. In the event we determine that we will realize all or a portion of our deferred tax assets in the future, an adjustment to the valuation allowance would increase net income and stockholders’ equity in the period such determination was made. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.
Recent Accounting Pronouncements
     On December 16, 2004, FASB issued FASB Statement No. 123R (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective at the beginning of the first annual period beginning after June 15, 2005 and, accordingly, we must adopt the new accounting provisions effective January 1, 2006.
     Upon the adoption of SFAS No. 123R, we can elect to recognize stock-based compensation related to employees’ equity awards in our consolidated statements of operations using the fair value method on a modified prospective basis and disclose the pro forma effect on net income or loss assuming the use of the fair value method in the notes to the consolidated financial statements for periods prior to adoption or we can elect to adopt the new principle on a retrospective basis. Further, we will be required to adopt one of the fair value methods described in SFAS 123R for measuring compensation expense. We believe we will use the Black-Scholes fair value method, however, we are still in the process of evaluating the transition methods and the fair value methods. Since we currently account for equity awards granted to employees using the intrinsic value method under APB No. 25, we expect the adoption of SFAS No. 123R will have a significant impact on our results of operations.
     In response to the enactment of the American Job Creation Act of 2004 (the “Jobs Act”) on October 22, 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers” (FSP 109-1), and FSP No.109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (FSP 109-2).
     FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in tax deduction is up to nine percent of the lesser of taxable income or “qualified production activities income,” as defined by the Jobs Act. The staff position requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Act, and specifies interim disclosure requirements. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20 “Accounting Changes”, and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for us beginning January 1, 2006.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2005 and 2004
Revenue, cost of revenues and gross profit
     The table below sets forth the changes in revenue, cost of revenue and gross profit from the three and six months ended March 31, 2004 to the three and six months ended June 30, 2005 (in thousands, except percentage data):

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004
		% of total		% of total
	Amount	revenues	Amount	revenues	Year-Over-Year Change
Revenues:
License	$1,295	10%	$1,889	14%	($594)	(31%)
Maintenance and service	11,320	90%	11,345	86%	(25)	(0%)

Total revenues	$12,615	100%	$13,234	100%	($619)	(5%)

	% of related		% of related
Cost of revenues:	revenues		revenues
License	$86	7%	$286	15%	($200)	(70%)
Maintenance and service	7,684	68%	8,384	74%	(700)	(8%)
Impairment of purchased technology	—		1,800		(1,800)	(100%)

Total cost of revenues	7,770	62%	10,470	79%	(2,700)	(26%)

Gross profit	$4,845	38%	$2,764	21%	$2,081	75%

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2004
		% of total		% of total
	Amount	revenues	Amount	revenues	Year-Over-Year Change
Revenues:
License	$4,795	18%	$6,428	22%	($1,633)	(25%)
Maintenance and service	22,321	82%	23,268	78%	(947)	(4%)

Total revenues	$27,116	100%	$29,696	100%	($2,580)	(9%)

	% of related		% of related
Cost of revenues:	revenues		revenues
License	$183	4%	$549	9%	($366)	(67%)
Maintenance and service	14,864	67%	16,994	73%	(2,130)	(13%)
Impairment of purchased technology	—		1,800		(1,800)	(100%)

Total cost of revenues	15,047	55%	19,343	65%	(4,296)	(22%)

Gross profit	$12,069	45%	$10,353	35%	$1,716	17%

Revenues
     License Revenues. License revenues decreased $0.6 million or 31% for the three months ended June 30, 2005 compared to June 30, 2004. For the six months ended June 30, 2005 license revenues decreased $1.6 million or 25% compared to the six months ended June 30, 2004. The three and six month decreases were primarily due to fewer large dollar transactions being completed and a continued challenging selling environment with longer selling cycles. Overall, we recognized fewer license deals in the second quarter of 2005 compared to the same quarter of 2004 which decreased our license revenue. We expect our license revenues to continue to fluctuate from quarter to quarter since we generally complete a relatively small number of transactions in a quarter and the license fees generated from those software transactions can vary widely.
     Maintenance and Service Revenues. Maintenance and service revenues were relatively flat for the three months ended June 30, 2005 compared to June 30, 2004. For the six months ended June 30, 2005 maintenance and service revenues decreased $0.9 million or 4% compared to the six months ended June 30, 2004. The decrease for the six months ended June 30, 2005 was principally due to a reduction in new customer implementations as a result of the decrease in product license sales and a smaller number of customer upgrade projects during the period. Those decreases were partially offset by an increase in maintenance revenue of $1.1 million for the six months ended June 30, 2005 due to the additions of new customers in the six months ended June 30, 2005 compared to the same period in 2004. In addition, we also continued to experience a higher average billing rate for the three and six months ended June 30,

2005 compared to the three and six months ended June 30, 2004. We expect maintenance and service revenues to decrease in the third quarter of 2005 due to the decrease in new product license sales in the first half of the year.
Cost of Revenues and Gross Margin
     Cost of License Revenues. Cost of license revenues decreased $0.2 million or 70% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. For the six months ended June 30, 2005 cost of license revenues decreased $0.4 million or 67% compared to the six months ended June 30, 2004. The decreases were largely attributable to reduced volume of license sales resulting in lower royalty payment obligations to third-parties. In addition, in the three and six months ended June 30, 2004 we amortized approximately $100,000 and approximately $200,000, respectively, of expenses related to the source code for the TruePerformance product that is now discontinued. We expect to maintain license margins at or above 95% through the end of 2005.
     Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues decreased $0.7 million or 8% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Maintenance and service gross margin increased from 26% for the three months ended June 20, 2004 to 32% for the three months ended June 30, 2005. The maintenance and service gross margin benefited from higher maintenance revenues which have a higher gross margin compared to the lower gross margin service revenues. For the three months ended June 30, 2005, professional fees for sub-contractors decreased $0.7 million as we increasingly relied on our internal workforce to perform services. Travel expenses also decreased by $0.2 million in the three months ended June 30, 2005. These decreases were partially offset by an increase in third-party maintenance of $0.1 million.
     For the six months ended June 30, 2005, cost of maintenance and service revenues decreased $2.1 million or 13% compared to the six months ended June 30, 2004. Maintenance and service gross margin increased from 27% for the six months ended June 30, 2004 to 33% for the six months ended June 30, 2005. The decrease in costs was a result of a decline in professional fees expense for sub-contractors of $1.7 million and travel expenses of $0.9 million. These decreases were offset by increases in personnel costs of $0.3 million as we relied more on our internal workforce and corporate support services of $0.2 million. For the third quarter of 2005, we expect to keep maintenance and service gross margins between 30% and 32%.
     Impairment of Purchased Technology. For the three and six months ended June 30, 2004, we recorded an impairment charge equal to the remaining balance of the purchased TruePerformance source code of $1.8 million as a result of our discontinuance of the TruePerformance product. There were no similar charges during the three and six months ended June 30, 2005.
     Gross Margin. Our gross margin increased to 38% for the three months ended June 30, 2005 from 21% for the three months ended June 30, 2004, and increased to 45% for the six months ended June 30, 2005 from 35% for the six months ended June 30, 2004. The increase in our gross margin is attributable primarily to lower third-party royalty obligations in connection with decreased license revenues, no amortization of the TruePerformance source code in fiscal year 2005 and lower cost of maintenance and service revenues resulting from a decrease in outside consultants and travel costs. In addition, we experienced an increase in maintenance and service gross margin primarily attributable to the mix of higher margin maintenance revenues compared to generally lower margin service revenues. In the future, we expect our gross margins to fluctuate depending on the mix of license versus maintenance and service revenues recorded.

Operating Expenses
     The table below sets forth the changes in operating expenses from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005 (in thousands, except percentage data):

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004
		% of total		% of total
	Amount	Revenues	Amount	revenues	Year-Over-Year Change
Operating expenses:
Sales and marketing	$3,549	28%	$5,345	40%	($1,796)	(34%)
Research and development	2,838	22%	3,876	29%	(1,038)	(27%)
General and administrative	2,140	17%	2,774	21%	(634)	(23%)
Impairment of intangible assets	—	0%	1,994	15%	(1,994)	(100%)
Stock-based compensation	423	3%	2,721	21%	(2,298)	(84%)

Total operating expenses	$8,950	70%	$16,710	126%	($7,760)	(46%)

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2004
		% of total		% of total
	Amount	revenues	Amount	revenues	Year-Over-Year Change
Operating expenses:
Sales and marketing	$7,961	29%	$11,745	40%	($3,784)	(32%)
Research and development	5,789	21%	7,586	26%	(1,797)	(24%)
General and administrative	4,342	16%	4,746	16%	(404)	(9%)
Impairment of intangible assets	—	0%	1,994	7%	(1,994)	(100%)
Stock-based compensation	863	3%	4,465	15%	(3,602)	(81%)

Total operating expenses	$18,955	69%	$30,536	104%	($11,581)	(38%)

     Sales and Marketing. Sales and marketing expense decreased $1.8 million or 34% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The decrease in sales and marketing expense in the three months ended June 30, 2005 was primarily attributable to declines in personnel costs of $1.0 million due to a reduction in headcount, outside professional fees of $0.2 million, marketing programs of $0.3 million and travel of $0.3 million due to reduced headcount.
     For the six months ended June 30, 2005 sales and marketing expense decreased $3.8 million or 32% compared to the six months ended June 30, 2004. The decrease in sales and marketing expense was primarily attributable to declines in personnel costs of $1.8 million from lower headcount, outside professional fees of $0.5 million, travel expenses of $0.7 million and marketing programs of $0.7 million. We expect sales and marketing expenses to increase in the third quarter of 2005 compared to the second quarter of 2005 due to increases in commissions, headcount and our annual users’ conference which will be held in September.
     Research and Development. Research and development expenses decreased $1.0 million or 27% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The decrease in research and development expense in the three months ended June 30, 2005 was primarily due to declines in personnel costs from headcount reduction of $0.4 million and reduction of contract development fees of $0.3 million both of which are primarily related to our now discontinued TruePerformance product. In addition, we experienced a decrease in travel of $0.1 million in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to the reduced headcount.
     For the six months ended June 30, 2005, research and development expense decreased $1.8 million or 24% compared to the six months ended June 30, 2004. The $1.8 million decrease in research and development expense in the six months ended June 30, 2005 was primarily attributable to the discontinuation of our TruePerformance product including decreases in personnel costs from headcount reduction of $0.7 million, outside professional fees of $0.8 million and travel of $0.2 million due to the reduced headcount. We expect our research and development expense will increase slightly in the third quarter of 2005 compared to the second quarter of 2005 due to a planned increase in headcount associated with an acceleration of our product development plans.
     General and Administrative. General and administrative expense decreased $0.6 million or 23% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The decrease is attributable to a $0.4 million settlement with Gordon Food Service in 2004 and an additional insurance expense of $0.2 million recorded in 2004 related to the federal securities class action lawsuit filed against us. In addition, we had declines in legal expenses of $0.1 million and personnel costs of $0.1 million. These decreases were partially offset by an increase of $0.3 million of consulting expenses related to our Sarbanes-Oxley Act Section 404 certification project.

     For the six months ended June 30, 2005, general and administrative expense decreased $0.4 million or 9% compared to the six months ended June 30, 2004. The $0.4 million decrease in general and administrative expense was primarily attributable to decreases in legal and accounting costs of $0.3 million and the $0.4 million settlement of the Gordon Foods matter in the corresponding 2004 period. These decreases were partially offset by an additional $0.4 million of consulting expenses related to our Sarbanes-Oxley Act Section 404 certification project incurred in the six months ended June 30, 2005. We expect our general and administrative expense to increase in the third quarter of 2005 compared to the second quarter of 2005 primarily due to increased personnel costs. We expect this increase will be partially offset by a decrease in consulting expenses related to our Sarbanes-Oxley Act Section 404 compliance project as a result of the Securities and Exchange Commission’s extension of the compliance deadline for non-accelerated filers that will postpone our compliance obligation to our fiscal year ended December 31, 2006.
     Impairment of Intangible Assets. As a result of our discontinuance of our TruePerformance product in June 2004, we recorded an impairment charge equal to the remaining balance of the purchased assembled workforce of $1.9 million and approximately $66,000 of a favorable lease during the three months ended June 30, 2004. There was no similar charge during the six months ended June 30, 2005.
     Stock-based Compensation. Stock-based compensation expense decreased $2.3 million or 84% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. For the six months ended June 30, 2005, stock compensation expense decreased $3.6 million or 81% compared to the six months ended June 30, 2004. The decrease of $3.6 million in stock-based compensation in the six months ended June 30, 2005 resulted in part from the incurrence of a $1.7 million expense in the six months ended June 30, 2004 related to the modification of stock options associated with the resignation of our former president and chief executive officer as well as a significant decrease in the amount of deferred compensation that remains to be amortized. Notwithstanding the reduction, we incurred stock-based compensation expense of $0.2 million in the six months ended June 30, 2005 related to the issuance of 100,000 warrants in May 2005 to a third party executive search firm related to the hiring of our new chief executive officer. These warrants vested on their grant date in May. In addition, we incurred stock compensation expense of $159,000 in the six months ended June 30, 2005 related to the modification of stock options associated with the resignation of our senior vice president, operations in the first quarter of 2005 and also reversed $116,000 of unamortized deferred stock-based compensation related to unvested options held by the same individual. We expect stock-based compensation to total approximately $0.3 million for the third quarter of 2005 due to amortization of stock-based compensation.

Interest Expense and Interest and Other Income, Net
     The table below sets forth the changes in other income (expense) from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005 (in thousands, except percentage data):

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004
		% of total		% of total
	Amount	revenues	Amount	revenues	Year-Over-Year Change
Other income (expense), net:
Interest expense	($5)	0%	($16)	0%	$11	69%
Interest and other income, net	358	3%	272	2%	86	32%

Total other income, net	$353	3%	$256	2%	$97	38%

Provision (benefit) for income taxes	($34)	0%	$25	0%	($59)	(236%)

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2004
		% of total		% of total
	Amount	revenues	Amount	revenues	Year-Over-Year Change
Other income (expense), net:
Interest expense	($16)	0%	($95)	0%	$79	83%
Interest and other income, net	681	2%	544	2%	137	25%

Total other income, net	$665	2%	$449	2%	$216	48%

Provision (benefit) for income taxes	($9)	0%	$50	0%	($59)	(118%)

     Interest expense decreased approximately $11,000 or 69% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. For the six months ended June 30, 2005 interest expense decreased approximately $79,000 or 83% compared to the six months ended June 30, 2004. For the three and six months ended June 30, 2005, compared to the three and six months ended June 30, 2004, interest expense paid on outstanding debt decreased due to lower average outstanding debt balances. Amortization of loan discounts associated with warrants granted in connection with our credit facility also decreased by $59,000 in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. These warrants were fully amortized as of December 31, 2004.
     Interest and other income net increased approximately $86,000 or 32% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and approximately $137,000 or 25% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Interest and other income, net primarily includes interest income generated from cash and investment balances.
Provision(benefit) for Income Taxes
     Provision (benefit) for income taxes was approximately ($34,000) and approximately $25,000 for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and June 30, 2004 provision for income taxes was approximately ($9,000) and approximately $50,000, respectively. The provision (benefit) primarily relates to income taxes currently payable on income generated from non-U.S. tax jurisdictions and state net worth taxes. For the three and six months ended June 30, 2005, the provision (benefit) included a tax refund receivable of approximately $43,000 related to our 2003 amended tax return. We maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.

Liquidity and Capital Resources
     As of June 30, 2005, we had $11.6 million of cash and cash equivalents and short-term investments of $47.8 million.
     Net Cash Used In Operating Activities. Net cash used in operating activities was $1.1 million and $6.6 million for the six months ended June 30, 2005 and 2004, respectively. The significant cash receipts and outlays for the two periods are as follows (in thousands):

	Six Months Ended June,
	2005	2004
Cash collections	$31,734	$34,067
Payroll related costs	(21,432)	(22,526)
Professional services costs	(4,042)	(8,825)
Employee expense reports	(2,619)	(3,878)
Facilities related costs	(1,931)	(1,835)
Third-party royalty payments	(528)	(1,189)
Other	(2,254)	(2,391)

Net cash used in operating activities	$(1,072)	$(6,577)

     Net cash used in operating activities decreased $5.5 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease was primarily attributable employee expense related costs of $1.3 million due in part to reduced travel costs and professional service costs of $4.8 million primarily resulting from a $3.6 million decrease in fees paid to outside contractors in our services organization. In addition, personnel costs decreased $1.1 million due to a 20% reduction in average headcount.
     Net Cash Provided by/Used in Investing Activities. Net cash provided by investing activities was $3.6 million for the six months ended June 30, 2005 compared to net cash used of $2.4 million for the six months ended June 30, 2004. Our cash provided by investing activities during the six months ended June 30, 2005 was primarily due to net maturities of investments of $4.2 million compared to net purchases of investments of $0.5 million for the six months ended June 30, 2004. Purchases of equipment, software, furniture and leasehold improvements were $0.6 million and $1.6 million for the six months ended June 30, 2005 and June 30, 2004, respectively. Additionally, in 2004, we incurred $1.6 million related to our purchase of Cezanne Software’s assembled workforce, which has since been terminated.
     Net Cash Provided by/Used in Financing Activities. Net cash provided by financing activities was approximately $1.6 million for the six months ended June 30, 2005, which was a result of proceeds from stock option exercises of approximately $1.9 million, partially offset by long-term debt paydowns of $0.3 million. Net cash used in financing activities was approximately $105,000 for the six months ended June 30, 2004, consisting of payments of $0.4 million for long-term debt partially offset by net proceeds from the issuance of common stock of $0.3 million.
     We have no off-balance sheet arrangements, with the exception of operating lease commitments, which have not been recorded in our condensed consolidated financial statements.
Contractual Obligations and Commitments
     The following table summarizes our contractual cash obligations and commercial commitments (in thousands) at June 30, 2005 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
			Less than			More than
Contractual Obligations		Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt, including current maturities	$221		$221	$—	$—	$—
Operating leases	10,032		1,000	4,025	3,780	1,227

Total contractual cash obligations	$10,253		$1,221	$4,025	$3,780	$1,227

     Other obligations include two letters of credit outstanding at June 30, 2005, totaling approximately $675,000 related to our New York, New York and San Jose, California offices.
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
RISKS RELATED TO OUR BUSINESS
We have a history of losses, and we cannot assure you that we will achieve and sustain profitability.
     We incurred net losses of $25.5 million and $19.1 million in fiscal 2004 and fiscal 2002, respectively, and had net income of approximately $835,000 in fiscal 2003. For the three and six months ended June 30, 2005, we had net losses of $3.7 million and $6.2 million, respectively. Although, we have taken steps to reduce our expense levels to better track with our revenues, we expect to incur a loss in fiscal 2005 and cannot assure you that we will achieve or sustain profitability on a quarterly or annual basis. If we cannot increase our license revenues, our future results of operations and financial condition will be negatively impacted.
We recently experienced changes in our senior management team. The loss of other key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.
     We hired Robert Youngjohns in May 2005 as our new president and chief executive officer and are in the process of recruiting a new vice president of sales. In June 2004, Reed D. Taussig, who had served as our president and chief executive officer since 1997, resigned from Callidus and our board of directors. David B. Pratt, who joined our board of directors in May 2004, was thereafter appointed interim president and chief executive officer and served in that role until May 2005 when we hired Mr. Youngjohns. In September 2004, Daniel J. Welch, senior vice president of EMEA and general manager of TruePerformance left the Company and in February 2005, Christopher W. Cabrera, senior vice president, operations, also resigned. We currently have an acting vice president of sales.
     Our success depends to a significant extent on the effective transition of our new president and chief executive officer and our ability to hire a vice president of sales. Moreover, all of our existing personnel, including our executive officers, are employed on an “at will” basis. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees decides to join a competitor or otherwise compete directly or indirectly with us, this could harm our business and could affect our ability to successfully implement our business plan.
     Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan would be harmed. Even if we are able to timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies in connection with assimilating the changes.
Our quarterly revenues and operating results are unpredictable and are likely to continue to fluctuate substantially, which may harm our results of operations.
     Our revenues, particularly our license revenues, are extremely difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. For example, in fiscal 2004 and the first six months of fiscal 2005, our license revenues were substantially lower than expected due to delays in purchasing by our customers and failures to close transactions resulting in significant net losses. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance.
     Factors that may cause our quarterly revenue and operating results to fluctuate include:
•	The discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	competitive conditions in our industry, including new products, product announcements and discounted pricing or special payment terms offered by our competitors;

•	our ability to hire, train and retain appropriate sales and professional services staff;

•	customers’ concerns regarding Sarbanes-Oxley Section 404 compliance and implementing large, enterprise-wide deployments of products, including our products;

•	varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenues;

•	sales cycles;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our ability to timely complete our service obligations related to product sales;

•	customer concerns regarding our success over the near- and long-terms;

•	general weakening of the economy resulting in a decrease in the overall demand for computer software and services;

•	the utilization rate of our professional services personnel and the degree to which we use third-party consulting services;

•	changes in our pricing policies;

•	changes in the average selling prices of our products;

•	timing of product development and new product initiatives; and

•	changes in the mix of revenues attributable to higher-margin product license revenues as opposed to substantially lower-margin service revenues.
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
Our products have long sales cycles, which makes it difficult to plan our expenses and forecast our results.
     The sales cycles for our products have historically averaged between six and twelve months to and longer in some cases, to complete. More recently, we have been experiencing lengthening selling cycles. It is therefore difficult to predict the quarter in which a particular sale will close and to plan our expenditures accordingly. The period between our initial contact with a potential customer and its purchase of our products and services is relatively long due to several factors, including:
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
     The delay or failure to complete sales in a particular quarter would reduce our revenues in that quarter, as well as any subsequent quarters over which revenues for the sale would likely be recognized. Given that our license revenues are dependent on a relatively small number of transactions, any unexpected lengthening in general or for one or more large orders would adversely affect the timing and amount of our revenues. If we continue to experience longer sales cycles on one or more large orders, our operating results will continue to be adversely affected.
     In addition, we make assumptions and estimates as to the timing and amount of future revenues in budgeting future operating costs and capital expenditures. Specifically, our sales personnel monitor the status of all proposals, including the estimated closing dates and potential dollar amounts of such transactions. Management aggregates these estimates periodically to generate our sales forecasts and then evaluates the forecasts to identify trends in our business. Although we have reduced expenses to better align our costs with the expected timing and amount of revenues, our costs are relatively fixed in the short term and a substantial portion of our license revenue contracts are completed in the latter part of a quarter. As a result, failure to complete one or more license transactions at the end of a quarter would cause our quarterly results of operations to be worse than anticipated. If our operating results fall below the expectations of securities analysts or investors, the trading price of our common stock would likely decline.
If we are unable to increase sales of new product licenses, our maintenance and service revenues will be materially and adversely affected.
     While our license revenues have declined from 2003 levels, our maintenance and service revenues have remained relatively constant. A substantial portion of our maintenance and service revenues, however, is derived from providing professional integration and configuration services associated with product licenses sold in prior periods. As such, if we are unable to increase sales of our product licenses, our maintenance and service revenues will decline as well. For example, we expect maintenance and service revenues to decrease in the third quarter of 2005 due to the decrease in new product license sales in the first half of the year.
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
     Many of our enterprise resource planning competitors and other potential competitors have significantly greater financial, technical, marketing, service and other resources than we have. Many of these companies also have a larger installed base of users, longer operating histories or greater name recognition than we have. Some of our competitors’ products may also be more effective than our products at performing particular EIM system functions or may be more customized for particular customer needs in a given market. Even if our competitors provide products with more limited EIM system functionality than our products, these products may incorporate other capabilities, such as recording and accounting for transactions, customer orders or inventory management data. A product that performs these functions, as well as some of the functions of our software solutions, may be appealing to some customers because it would reduce the number software applications used to run their business. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.
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
     Our maintenance and service revenues, which include fees for consulting, implementation, maintenance and training, were 90%, 82%, 78% and 48% of our revenues for the three and six months ended June 30, 2005 and fiscal years 2004 and 2003, respectively. Our maintenance and service revenues have substantially lower gross margins than our license revenues. The decrease in the percentage of total revenues represented by license revenues in the three and six months ended June 30, 2005 and fiscal 2004 as compared to fiscal 2003 has adversely affected our overall gross margins. Failure to increase our higher margin license revenues in the future would continue to adversely affect our gross margin and operating results.
     Historically, maintenance and service revenues as a percentage of total revenues have varied significantly from period to period due to fluctuations in licensing revenues, economic changes, changes in the average selling prices for our products and services, our customers’ acceptance of our products, our sales force execution, and competitive service providers. In addition, the volume and profitability of services can depend in large part upon:
•	Competitive pricing pressure on the rates that we can charge for our professional services;

•	the complexity of the customers’ information technology environment;

•	the resources directed by customers to their implementation projects; and

•	the extent to which outside consulting organizations provide services directly to customers.
We expect maintenance and services revenue to continue to make up a substantial majority of our overall revenues for the foreseeable future and any erosion of our margins for our maintenance and service revenue would adversely affect our operating results.
Managing large-scale deployments of our products requires substantial technical implementation and support by us or third-party service providers. Failure to meet these requirements could cause a decline or delay in recognition of our revenues and an increase in our expenses.
     Our customers may require large, enterprise-wide deployments of our products, which require a substantial degree of technical expertise to implement and support. It may be difficult for us to manage these deployments, including the timely allocation of personnel and resources by us or our customers. Failure to successfully manage the process could harm our reputation both generally and with the specific customer and may cause us to lose existing customers, face potential customer disputes or limit the number of new customers that purchase our products, each of which could adversely affect our revenues and increase our technical support and litigation costs.
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
     To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, achieve market acceptance and effectively respond to competitive product introductions, we must quickly identify emerging trends and requirements, accurately define and design enhancements and improvements for existing products and continue to introduce new products and services. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues. For example, we introduced our TruePerformance product in the first quarter of 2003 and discontinued it in June 2004. In connection with the discontinuation of the TruePerformance product line, we recorded impairment charges of approximately $3.8 million in the second quarter of 2004. If we are unable to successfully and in a timely fashion develop new products or enhance and improve our existing products or if we fail to position and/or price our products to meet market demand, our business and operating results will be adversely affected.
A substantial majority of our revenues are derived from TrueComp and related products and services and a decline in sales of these products and services could adversely affect our operating results and financial condition.
     We derive a substantial majority of our revenues from TrueComp and related products and services, and revenues from these products and services are expected to continue to account for a substantial majority of our revenues for the foreseeable future. Because we generally sell licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase maintenance contracts, our future license revenues are substantially dependent on sales to new customers. In addition, substantially all of our TrueInformation product sales have historically been made in connection with TrueComp sales. As a result of these factors, we are particularly vulnerable to fluctuations in demand for TrueComp. Accordingly, if demand for TrueComp and related products and services declines significantly, our business and operating results will, be adversely affected as was in the case in 2004 and the first half of 2005.
If we reduce prices or alter our payment terms to compete successfully, our margins and operating results may be adversely affected.
     The intensely competitive market in which we do business may require us to reduce our prices and/or modify our traditional licensing revenue generation strategies in ways that may include delayed revenue recognition. If our competitors offer deep discounts on competitive products or services in an effort gain market share or to sell other software or hardware products, we may be required to lower prices or offer other terms more favorable to our customers in order to compete successfully. For example, some of our competitors may bundle software products that compete with ours for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, limit the prices that we can charge for our products. Any such changes would likely reduce our margins and could adversely affect our operating results. If we cannot offset price reductions and other terms more favorable to customers with a corresponding increase in the number of sales or with decreased spending, then the reduced revenues resulting from lower prices or revenue recognition delays would adversely affect our margins and operating results.
We depend on the technology of third parties licensed to us for our rules engine and the analytics and web viewer functionality for our products and the loss or inability to maintain these licenses or errors in such software could result in increased costs or delayed sales of our products.
     We license technology from several software providers for our rules engine, analytics and web viewer. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. Some of the products we license could be difficult to replace, and developing or integrating new software with our products could require months or years of design and engineering work. The loss of any of these technology licenses could result in delays in the license of our products until equivalent technology, if available, is developed or identified, licensed and integrated. In addition, our products depend upon the successful operation of third-party products in conjunction with our products, and therefore any undetected errors in these products could prevent the implementation or impair the functionality of our products, delay new product introductions and/or injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which could result in higher royalty payments and a loss of product differentiation.
Errors in our products could, be costly to correct, adversely affect our reputation and impair our ability to sell our products.
     Our products are complex and, accordingly, they may contain errors, or “bugs,” that could be detected at any point in their product life cycle. While we plan to continually test our products for errors and work with customers through our customer support services organization to timely identify and correct bugs, errors in our products may still be found in the future. Errors in our products could be extremely costly to correct, materially adversely affect our reputation, and impair our ability to sell our products in the future. Moreover, customers relying on our products to calculate and pay incentive compensation may have a greater sensitivity to product errors and security vulnerabilities than customers for software products in general. If we incur substantial costs to correct any product errors, our operating margins would be adversely affected.

     Because our customers depend on our software for their critical business functions, any interruptions could result in:
•	Lost or delayed market acceptance and sales of our products;

•	product liability suits against us;

•	diversion of development resources; and

•	increased service and warranty costs.
     While our software license agreements typically contain limitations and disclaimers that purport to limit our liability for damages for errors in our software, such limitations and disclaimers may not be enforced by a court or other tribunal or otherwise may not effectively protect us from such claims.
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
     Some potential customers have already made a substantial investment in other third-party or internally developed software designed to model, administer, analyze and report on pay-for-performance programs. These companies may be reluctant to abandon these investments in favor of our software. In addition, information technology departments of potential customers may resist purchasing our software solutions for a variety of other reasons, particularly the potential displacement of their historical role in creating and running software and concerns that packaged software products are not sufficiently customizable for their enterprises. If the market for our products does not grow for any of these reasons, our revenues may be harmed.
We will not be able to achieve or sustain sales growth if we do not attract and retain qualified sales personnel.
     We depend on our direct sales force for most of our sales and have made significant expenditures in past periods to expand our sales force. Despite our efforts to maintain and expand our sales force, we have experienced sales force attrition and otherwise found it difficult to retain qualified sales professionals. For example, our former head of sales resigned effective February 28, 2005. While it is our goal to hire and retain qualified replacements and to continue the development and expansion of our direct sales organization domestically and internationally, we face intense competition for sales personnel in the software industry and cannot be sure that we will be successful in hiring a new vice president of sales or in retaining key sales individuals in accordance with our plans. If we fail to successfully develop and maintain a strong sales force, our future sales will be adversely affected.
If we do not effectively manage our sales and marketing strategies and organizations, our results of operations may be harmed.
     Effectively managing our sales organization and distribution channels is likely to become more complex as we begin implementing new, creative, and previously untested sales and marketing strategies for the increasingly competitive global EIM market. Any new strategies may be time-consuming to develop, difficult or costly to implement and ultimately prove unsuccessful or unjustified, any of which could negatively impact our results of operations.

We may lose sales opportunities and our business may be harmed if we do not successfully develop and maintain strategic relationships to implement and sell our products.
     We have relationships with third-party consulting firms, systems integrators and software vendors. These third parties may provide us with customer referrals, cooperate with us in the design, sales and/or marketing of our products, provide valuable insights into market demands and provide our customers with systems implementation services or overall program management. However, we do not have formal agreements governing our ongoing relationship with certain of these third-party providers and the agreements we do have generally do not include obligations with respect to generating sales opportunities or cooperating on future business. Should any of these third parties go out of business or choose not to work with us, we may be forced to develop all or a portion of those capabilities internally, incurring significant expense and adversely affecting our operating margins. Any of our third-party providers may offer products of other companies, including products that compete with our products. If we do not successfully and efficiently establish, maintain, and expand our industry relationships with influential market participants, we could lose sales and service opportunities and adversely affect our results of operations.
For our business to succeed, we need to attract, train and retain qualified employees and manage our employee base effectively. Failure to do so may adversely affect our operating results.
     Our success depends on our ability to hire, train and retain qualified employees and to manage our employee base effectively. Competition for qualified personnel is intense, particularly in the San Francisco Bay Area where our headquarters is located, and the high cost of living increases our recruiting and compensation costs. We cannot assure you that we will be successful in timely hiring, training or retaining qualified personnel. If we are unable to do so, our business and operating results will be adversely affected. Even if we are able to hire, train, and maintain qualified personnel, we expect to experience operational disruptions and inefficiencies.
If we fail to adequately protect our proprietary rights and intellectual property, we may lose valuable assets, experience reduced revenues and incur costly litigation to protect our rights.
     Our success and ability to compete depend in part on our proprietary technology. We rely on a combination of copyrights, patents, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy and/or reverse engineer our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent that we engage in international activities, our exposure to unauthorized copying and use of our products and proprietary information increases.
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
     From time to time, we receive claims that our products or business infringe or misappropriate the intellectual property of third parties and with new releases of our products, the number of such claims we receive may increase. Our competitors or other third parties may challenge the validity or scope of our intellectual property rights. We believe that software developers will be increasingly subject to claims of infringement as the functionality of products in our market overlaps. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:
•	Require costly litigation to resolve;

•	absorb significant management time;

•	cause us to enter into unfavorable royalty or license agreements;

•	require us to discontinue the sale of all or a portion of our products;

•	require us to indemnify our customers or third-party systems integrators; or

•	require us to expend additional development resources to redesign our products.
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

     We have limited experience in marketing, selling and supporting our products and services abroad. If we invest substantial time and resources to grow our international operations and are unable to do so successfully and in a timely manner, our business and operating results could be seriously harmed.
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
     For instance, in December 2003, we purchased a non-exclusive license to copy, create, modify, and enhance the source code for our TruePerformance product, and in May 2004, we acquired a part of the development team of Cezanne Software in order to continue the development of the TruePerformance product. However, we made the decision to discontinue the TruePerformance product in June of 2004 and recorded a total impairment of intangible assets charge of $3.8 million.
Class action and derivative lawsuits have been filed against us and additional lawsuits may be filed.
     In July 2004, a purported class action lawsuit was filed against us and certain of our current directors and officers, by or on behalf of persons claiming to be our shareholders and persons claiming to have purchased or otherwise acquired our securities during the period from November 19, 2003 through June 23, 2004. In addition, in each of July and October 2004 derivative lawsuits were filed against us and certain of our current directors and officers. In February 2005, the parties stipulated to a stay of the state derivative case in favor of the federal derivative case. In February 2005, we filed a motion to dismiss the amended complaint in the federal securities case. In May 2005 the court granted our motion and granted plaintiffs leave to amend. The plaintiffs failed to amend the complaint and the court thereafter entered a dismissal with prejudice on July 5, 2005. The remaining derivative cases are still pending and the parties submitted a Joint Status Statement to the court on July 15, 2005 outlining the current status of the cases and presenting a proposed schedule for the cases going forward. Additional lawsuits may be filed against us in the future. We currently have director and officer insurance to cover claims that may arise in connection with these lawsuits and we believe that the claims are without merit. However, in the event of an adverse result in one of these cases, our insurance may not be sufficient to satisfy a damage award and thus such an adverse result could have a material negative financial impact on us. Regardless of the outcome of any of these actions, however, it is likely that such actions will cause a diversion of our management’s time and attention.
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
RISKS RELATED TO OUR STOCK
Our stock price is likely to remain volatile.
     The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to a number of factors, including those listed in this “Risks Related to Our Business” section of this Quarterly Report above and in this section below. We receive only limited attention by securities analysts, and there frequently occurs an imbalance between supply and demand in the public trading market for our common stock due to limited trading volumes. Investors should consider an investment in our common stock as risky and should only purchase our common stock if they can withstand significant losses. Other factors that affect the volatility of our stock include:
•	Our operating performance and the performance of other similar companies;

•	announcements by us or our competitors of significant contracts, results of operations, projections, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	changes in our management team;

•	publication of research reports about us or our industry by securities analysts;

•	speculation in the press or investment community;

•	developments with respect to intellectual property rights; and

•	terrorist acts.
     Additionally, some companies with volatile market prices for their securities have been subject to securities class action lawsuits filed against them, which could have a material adverse effect on our business, results of operations, financial condition and the price of our common stock.
Our current officers, directors and entities affiliated with us may be able to exercise control over matters requiring stockholder approval.
     As of June 30, 2005, our current officers, directors and entities affiliated with us together beneficially owned or controlled approximately 12,008,967 shares or approximately 46% of our outstanding common stock. As a result, if some of these persons or entities act together, they have the ability to exercise significant control over all matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. This may delay or prevent an acquisition or otherwise discourage potential acquirers from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock. Some of these persons or entities may have interests different from our other investors.
Future sales of substantial amounts of our common stock by us or our existing stockholders could cause our stock price to fall.
     Additional equity financings or other share issuances by us could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public trading market (or in private transactions) including sales by our executive officers, directors or venture capital funds or other persons or entities affiliated with our officers and directors or the perception that such additional sales could occur, could cause the market price of our common stock to drop.
Provisions in our charter documents, our stockholder rights plan and Delaware law may delay or prevent an acquisition of our company.
     Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms, which means that replacing a majority of our directors would require at least two annual meetings. The acquirer would also be required to provide advance notice of its proposal to replace directors at any annual meeting, and would not be able to cumulate votes at a meeting, which would require the acquirer to hold more shares to gain representation on the board of directors than if cumulative voting were permitted. In addition, we are a party to a stockholder rights agreement, which effectively prohibits a person from acquiring more than 15% (subject to certain exceptions) of our common stock without the approval of our board of directors.
     Furthermore, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. All of these factors make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.
     Our board of directors could choose not to negotiate with an acquirer that it does not believe is in our strategic interests. If an acquirer is discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by these or other measures, you could lose the opportunity to sell your shares at a favorable price.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At June 30, 2005, the average maturity of our investments was four months. The following table presents certain information about our financial instruments at June 30, 2005 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
	1 Year	More than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sales securities	$51,835	$—	$51,835	$51,755
Weighted average interest rate	2.55%

     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. We have outstanding term loans totaling $0.2 million. The term loans bear a variable interest rate based on the lender’s prime rate and prime rate plus 0.50%, respectively. The risk associated with fluctuating interest expense is limited to these debt instruments. Due to our low amount of debt as of June 30, 2005, we do not believe that any change in the prime rate would have a significant impact on our interest expense.
     Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, German, Italian and Australian operations, are generally denominated in United States dollars. For the three and six months ended June 30, 2005, we derived approximately 5% and 9% of our revenues from our international operations, respectively. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. We expect to continue to do a majority of our business in United States dollars. We have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In July 2004, a purported securities class action complaint was filed in the United States District Court for the Northern District of California against the Company and certain of its present and former executives and directors. Additional actions were consolidated and a single consolidated amended complaint was filed. The suit alleged that the Company and the other defendants made false or misleading statements or omissions in violation of federal securities laws. In addition, in July and October 2004, derivative complaints were filed against the Company and certain of its present and former directors and officers in the California State Superior Court in Santa Clara, California and in the United States District Court for the Northern District of California. The derivative complaints allege state law claims relating to the matters alleged in the purported class action complaint referenced above. The federal derivative case was deemed related to the federal securities case and assigned to the same judge. In February 2005, the parties stipulated to a stay of the state derivative case in favor of the federal derivative case.
     In February 2005, the Company filed a motion to dismiss the amended complaint in the federal securities case. The court granted the motion to dismiss in May 2005 and granted Plaintiffs leave to amend. Plaintiffs declined to amend the complaint and the court thereafter entered a dismissal with prejudice on July 5, 2005. As of June 30, 2005, the Company had accrued approximately $79,000 for legal costs.
     In addition, we are from time to time a party to various other litigation matters incidental to the conduct of its business, none of which, at the present time, we believe is likely to have a material adverse effect on the our future financial results.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     On May 31, 2005 we issued a warrant for the purchase of 100,000 shares of our common stock to Heidrick & Struggles, Inc. in connection with executive recruiting services they performed related to the hiring of our new chief executive officer. The common stock shares underlying the warrant were fully vested on May 31, 2005 and are exercisable at a price of $3.45 per share through May 31, 2012. The warrant was issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereof, as well as the qualification requirements of applicable state securities laws. Under the terms of the warrant agreement, the Company is not obligated to register the shares of common stock issuable upon exercise of the warrant.
     We continue to use our net proceeds from our initial public offering for working capital and general corporate purposes, including expanding our sales efforts, research and development and international operations. Pending use for these or other purposes, we have invested the net proceeds of the offering in interest-bearing, investment-grade securities.
Item 4 . Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on June 7, 2005. Two matters were voted on at the Annual Meeting. A brief description of each of these matters, and the results of the votes thereon, are as follows:
     Proposal 1. Election of Directors
     Immediately prior to the commencement of the Annual Meeting, the Company’s Board of Directors consisted of seven members divided into three classes (Classes I through III). The Class II members of the Board of Directors were scheduled for election at the Annual Meeting, to serve until the 2008 annual meeting of stockholders, or until their successors are elected by the stockholders or appointed by the Board of Directors pursuant to the Company’s bylaws. The nominees of the Board to serve as Class II members were Terry L. Opdendyk and William B. Binch. There were no other nominees. Messrs. Opdendyk and Binch were each elected at the Annual Meeting as Class II directors by the following votes:

Nominee	For	Withheld
Terry L. Opdendyk	19,270,126	1,584,430
William B. Binch	20,815,704	38,852
     The Company’s other directors whose terms of office continued after the Annual Meeting are George B. James, David B. Pratt and Robert H. Youngjohns (Class I) and Michael A. Braun and John R. Eickhoff (Class III).

     Proposal 2. Ratification of the appointment of KPMG LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2005.

For	Against	Abstain	Broker Non-Votes
20,836,303	9,290	8,963	—
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
10.34	Employment Agreement by and between Robert H. Youngjohns and Callidus Software Inc. dated April 26, 2005 and effective May 31, 2005 (incorporated by reference herein from Exhibit 10.31 to the Company’s Form 8-K filed with the Commission on April 26, 2005).

10.35	Non-Qualified Stock Option Agreement by and between Robert H. Youngjohns and Callidus Software Inc. dated May 31, 2005.

10.36	Restricted Stock Agreement by and between Robert H. Youngjohns and Callidus Software Inc. dated June 7, 2005.

31.1	302 Certifications

32.1	906 Certification
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2005.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR
Ronald J. Fior, Chief Financial Officer,
Vice President Finance

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

Exhibit
Number	Description
10.34	Employment Agreement by and between Robert H. Youngjohns and Callidus Software Inc. dated April 26, 2005 and effective May 31, 2005 (incorporated by reference herein from Exhibit 10.31 to the Company’s Form 8-K filed with the Commission on April 26, 2005).

10.35	Non-Qualified Stock Option Agreement by and between Robert H. Youngjohns and Callidus Software Inc. dated May 31, 2005.

10.36	Restricted Stock Agreement by and between Robert H. Youngjohns and Callidus Software Inc. dated June 7, 2005.

31.1	302 Certifications

32.1	906 Certification