Form 10-Q
period 2005-09-30
CALLIDUS SOFTWARE INC
filed 2005-11-14
CIK 1035748

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission file number: 000-50463

Callidus Software Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0438629 (I.R.S. Employer Identification No.)
Callidus Software Inc.
160 West Santa Clara Street, Suite 1500
San Jose, CA 95113
(Address of principal executive offices, including zip code)
(408) 808-6400
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2005, as reported on the Nasdaq National Market, was approximately $43.7 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. There were 26,812,631 shares of the registrant’s common stock, par value $0.001, outstanding on November 11, 2005, the latest practicable date prior to the filing of this report.

     Callidus Software®, the Callidus logo®, TRUECOMP®, TRUECHANNEL®, TRUEPERFORMANCE®, TRUERESOLUTION®, TRUEINFORMATION™, TRUEREFERRAL™ and CALLIDUS TRUEANALYTICS™ are our trademarks, among others not referenced in this quarterly report of Form 10-Q. All other trademarks, service marks, or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount; unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$16,809	$7,651
Short-term investments	43,696	52,166
Accounts receivable, net	9,319	12,126
Prepaids and other current assets	1,610	1,868

Total current assets	71,434	73,811
Property and equipment, net	2,913	3,361
Other assets	1,540	1,317

Total assets	$75,887	$78,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,059	$1,904
Current portion of long-term debt	—	471
Accrued payroll and related expenses	3,879	3,827
Accrued expenses	2,171	1,881
Deferred revenue	8,292	6,856

Total current liabilities	15,401	14,939
Long-term debt, less current portion	—	48
Deferred rent	354	292
Long-term deferred revenue	361	178

Total liabilities	16,116	15,457

Stockholders’ equity:
Common stock; $0.001 par value; 100,000 shares authorized; 26,664 and 25,255 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	27	26
Additional paid-in capital	186,845	184,443
Deferred stock-based compensation	(862)	(2,316)
Accumulated other comprehensive income	108	108
Accumulated deficit	(126,347)	(119,229)

Total stockholders’ equity	59,771	63,032

Total liabilities and stockholders’ equity	$75,887	$78,489

See accompanying notes to condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amount; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
License revenues	$5,787	$2,317	$10,582	$8,745
Maintenance and service revenues	11,311	11,621	33,632	34,889

Total revenues	17,098	13,938	44,214	43,634
Cost of revenues:
License revenues	76	88	259	637
Maintenance and service revenues	7,750	7,680	22,614	24,674
Impairment of purchased technology	—	—	—	1,800

Total cost of revenues	7,826	7,768	22,873	27,111

Gross profit	9,272	6,170	21,341	16,523
Operating expenses:
Sales and marketing	5,153	4,455	13,114	16,200
Research and development	3,108	3,020	8,897	10,606
General and administrative	2,235	1,231	6,577	5,977
Impairment of intangible assets	—	—	—	1,994
Restructuring expenses	—	1,488	—	1,488
Stock-based compensation (1)	51	620	914	5,085

Total operating expenses	10,547	10,814	29,502	41,350

Operating loss	(1,275)	(4,644)	(8,161)	(24,827)
Other income (expense), net:
Interest expense	(4)	(14)	(20)	(109)
Interest and other income, net	411	324	1,092	868

Loss before provision for income taxes	(868)	(4,334)	(7,089)	(24,068)
Provision for income taxes	38	25	29	75

Net loss	$(906)	$(4,359)	$(7,118)	$(24,143)

Basic net loss per share	$(0.03)	$(0.18)	$(0.27)	$(1.00)

Diluted net loss per share	$(0.03)	$(0.18)	$(0.27)	$(1.00)

Shares used in basic per share computation	26,425	24,489	26,636	24,228

Shares used in diluted per share computation	26,425	24,489	26,636	24,228

(1)	Stock-based compensation consists of:

Cost of maintenance and service revenues	$(2)	$(24)	$89	$416
Sales and marketing	55	144	244	1,096
Research and development	1	245	227	913
General and administrative	(3)	255	354	2,660

Total stock-based compensation	$51	$620	$914	$5,085

See accompanying notes to condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,118)	$(24,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	1,226	1,124
Amortization of intangible assets	—	359
Provision for doubtful accounts and sales returns	476	2,078
Stock-based compensation	914	5,085
Non-cash expenses associated with non-employee options and warrants	4	68
Loss on disposal of property	2	17
Impairment of intangible assets	—	3,794
Net amortization on investments	328	573
Changes in operating assets and liabilities:
Accounts receivable	2,302	2,903
Prepaids and other current assets	250	(407)
Other assets	(229)	(950)
Accounts payable	(838)	(2,421)
Accrued payroll and related expenses	62	8
Accrued expenses	359	(651)
Deferred revenue	1,662	(1,079)

Net cash used in operating activities	(600)	(13,642)

Cash flows from investing activities:
Purchase of investments	(23,013)	(43,008)
Proceeds from maturities and sales of investments	31,250	52,450
Purchases of property and equipment	(782)	(1,927)
Proceeds from sale of fixed assets	—	14
Purchase of intangible assets	—	(1,958)
Decrease in deposits	—	362

Net cash provided by investing activities	7,455	5,933

Cash flows from financing activities:
Repayments of long-term debt	(519)	(545)
Net proceeds from issuance of common stock and warrants	2,942	779
Net proceeds from repayment of stockholders notes receivable	—	36

Net cash provided by financing activities	2,423	270

Effect of exchange rates on cash and cash equivalents	(120)	34

Net increase (decrease) in cash and cash equivalents	9,158	(7,405)
Cash and cash equivalents at beginning of period	7,651	17,005

Cash and cash equivalents at end of period	$16,809	$9,600

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$58	$195

Cash paid for interest	$16	$50

Noncash investing and financing activities:
Reversal of stock compensation expense for cancellation of unvested stock options	$1,017	$2,958

See accompanying notes to condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying interim unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2004. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of September 30, 2005 and the three and nine months ended September 30, 2005 and 2004 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
     Reclassifications
     As a result of reclassifying auction rate securities from cash equivalents to short-term investments for 2004, the Company reclassified the purchases and sales of its auction rate securities and short-term municipal bonds in its Consolidated Statements of Cash Flows. This reclassification increased purchases of investments by $13.2 million and increased maturities of investments by $39.5 million for the nine months ended September 30, 2004, with the offset to cash and cash equivalents.
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

     Below is a summary of the changes in the Company’s valuation accounts for the nine months ended September 30, 2005 and September 30, 2004 (in thousands):

	Balance at	Provision,
	beginning	net of		Balance at
	of period	recoveries	Write-offs	end of period
Allowance for doubtful accounts
Three months ended September 30, 2005	$40	$(5)	$—	$35
Three months ended September 30, 2004	370	25	—	395
Nine months ended September 30, 2005	$320	$34	$(319)	$35
Nine months ended September 30, 2004	187	235	(27)	395

	Balance at	Provision,	Remediation
	beginning	net of	Service	Balance at
	of period	recoveries	Claims	end of period
Sales return reserve
Three months ended September 30, 2005	$305	$191	$(177)	$319
Three months ended September 30, 2004	485	247	(251)	481
Nine months ended September 30, 2005	$537	$442	$(660)	$319
Nine months ended September 30, 2004	647	1,843	(2,009)	481
     Restricted Cash
     Included in deposits and other assets in the condensed consolidated balance sheets at September 30, 2005 and December 31, 2004 is restricted cash of $676,000 and $282,000, respectively, pledged as collateral for letters of credit used as security deposits on leased facilities for our New York, New York and San Jose, California offices. Restricted cash is included in other assets based on the expected term for the release of the restriction.
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
     The following table illustrates the pro forma effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss as reported	$(906)	$(4,359)	$(7,118)	$(24,143)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	51	620	914	5,085
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(730)	(2,215)	(2,355)	(10,069)

Pro forma net loss	$(1,585)	$(5,954)	$(8,559)	$(29,127)

Basic and diluted net loss per share, as reported	$(0.03)	$(0.18)	$(0.27)	$(1.00)

Pro forma basic and diluted net loss per share	$(0.06)	$(0.24)	$(0.32)	$(1.20)

     For purposes of the foregoing fair value calculations, the Company used the Black-Scholes method. The assumptions used in computing the fair value of stock options or stock purchase rights are discussed in the remainder of this paragraph. The Company estimated the expected useful lives, giving consideration to the vesting and purchase periods, contractual lives, and the relationship between the exercise price and the fair market value of the Company’s common stock price, among other factors. The expected volatility was estimated giving consideration to the expected useful lives of the stock options and recent volatility of the Company’s common stock, among other factors. The risk-free interest rate is the U.S. Treasury bill rate for the relevant expected life. The fair value of stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Stock Option Plans
Expected life (in years)	3.17	2.90	3.10	2.69
Risk-free interest rate	3.98%	2.92%	3.81%	2.63%
Volatility	69%	72%	69%	76%
Employee Stock Purchase Plan
Expected life (in years)	.98	0.75	.98	0.75
Risk-free interest rate	3.76%	2.02%	3.73%	2.02%
Volatility	49%	49%	50%	49%
     The estimated fair value of stock-based awards to employees is based on a multiple-option valuation approach, and amortized over the options’ vesting period of generally four years with forfeitures being recognized as they occur. Purchase rights granted under the Employee Stock Purchase Plan are amortized over the respective purchase periods of six or twelve months.
     The weighted-average estimated fair value of stock options granted during the three and nine months ended September 30, 2005 was $1.78 and $1.76 per share, respectively. For the three and nine months ended September 30, 2004 the weighted-average estimated fair value of stock options granted was $1.81 and $4.22 per share, respectively. No stock option grants were made during the three and nine months ended September 30, 2005 or 2004 with exercise prices below market price on the date of grant. The weighted-average estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan during the three and nine months ended September 30, 2005 was $1.11 and $1.20 per share, respectively, including the 15% discount from the quoted market price. The weighted-average estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan during the three and nine months ended September 30, 2004 was $1.34 and $2.77 per share, including the 15% discount from the quoted market price.
     Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss attributable to common stockholders for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options and warrants to the extent these shares are dilutive. For all periods presented, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential common shares because to do so would be antidilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock options	5,371	5,463	4,949	5,469
Stock subject to repurchase	28	—	13	—
Warrants	114	14	58	14

Totals	5,513	5,477	5,020	5,483

     The weighted average exercise price of stock options excluded during the three and nine months ended September 30, 2005 was $3.89 and $3.81 per share, respectively, as compared to the weighted average exercise price of stock options excluded during the three and nine months ended September 30, 2004 of $3.55 and $3.42 per share, respectively. The weighted average exercise price of warrants excluded was $5.48 and $7.38 per share, respectively for the three and nine months ended September 30, 2005 and $20.15 and $5.21 per share for the three and nine months ended September 30, 2004.

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
     Upon the adoption of SFAS No. 123R, the Company can elect to recognize stock-based compensation related to employee equity awards in its consolidated statements of operations using the fair value method on a modified prospective basis and disclose the pro forma effect on net income or loss assuming the use of the fair value method in the notes to the consolidated financial statements for periods prior to adoption or the Company can elect to adopt the new principle on a retrospective basis. Further, the Company will be required to adopt one of the fair value methods described in SFAS 123R for measuring compensation expense. The Company believes it will use the Black-Scholes fair value method. However, it is still in the process of evaluating both the transition methods and fair value methods. Since the Company currently accounts for equity awards granted to its employees using the intrinsic value method under APB No. 25, the adoption of SFAS No. 123R is expected to have a significant impact on the Company’s results of operations.
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
     FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in tax deduction is up to nine percent of the lesser of taxable income or “qualified production activities income,” as defined by the Jobs Act. The staff position requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Act, and specifies interim disclosure requirements. The Company does not expect the adoption of these new tax provisions to have a material impact on its consolidated financial position, results of operations or cash flows.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for the Company beginning January 1, 2006.
2. Investments
     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income in the accompanying condensed consolidated financial statements. Interest and amortization of premiums and discounts for debt securities are included in interest and other income, net, in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities as of September 30, 2005 and December 31, 2004 were as follows (in thousands):

		Unrealized	Unrealized
September 30, 2005	Cost	Gains	Losses	Fair Value
Auction rate securities and preferred stock	$16,225	$—	$—	$16,225
Corporate notes and obligations	13,677	—	(58)	13,619
US government and agency obligations	16,000	—	(119)	15,881

Investments in debt and equity securities	$45,902	$—	$(177)	$45,725

		Unrealized	Unrealized
December 31, 2004	Cost	Gains	Losses	Fair Value
Auction rate securities and preferred stock	$10,925	$—	$—	$10,925
Corporate notes and obligations	16,500	—	(99)	16,401
Municipal obligations	5,050	—	—	5,050
US government and agency obligations	21,000	—	(211)	20,789

Investments in debt and equity securities	$53,475	$—	$(310)	$53,165

	September 30,	December 31,
	2005	2004
Recorded as:
Cash equivalents	$2,029	$999
Short-term investments	43,696	52,166

	$45,725	$53,165

     There were no realized gains or losses on the sales of securities for the nine months ended September 30, 2005 and 2004, respectively.
3. Debt
     The Company has a Master Agreement with a bank that includes two term loans. The first term loan was for $1.5 million for a term that expired in September 2005. The second term loan allowed for borrowings of up to $1.0 million and was paid in full during the third quarter of 2005. The repayment included a nominal prepayment penalty for paying the loan before the due date of June 2006. The Company has no borrowings outstanding under the Master Agreement as of September 30, 2005.
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
     In February 2005, the Company filed a motion to dismiss the amended complaint in the federal securities case. The court granted the motion to dismiss in May 2005 and granted Plaintiffs leave to amend. Plaintiffs declined to amend the complaint and the court thereafter entered a dismissal with prejudice on July 5, 2005. In September 2005, an amended complaint was filed by the Plaintiffs in the federal derivative case. The Company filed a motion to dismiss the amended complaint in October 2005 and a hearing on the Company’s motion is currently scheduled for late December 2005. No amount has been accrued for these matters as a loss is not considered probable or estimable.
     In addition, the Company is from time to time a party to various other litigation matters incidental to the conduct of its business, none of which, at the present time the Company believes is likely to have a material adverse effect on the Company’s future financial results.

     Other Contingencies
     The Company generally warrants that its products will perform to its standard documentation. Under the terms of the warranty, should a product not perform as specified in the documentation, the Company will repair or replace the product and if the Company is unable to repair or replace the product, the Company shall return the license fees paid by the customer. Such warranties are accounted for in accordance with SFAS 5, Accounting for Contingencies. To date the Company has not incurred material costs related to warranty obligations.
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
Geographic Information:
     Total revenues consist of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
United States	$16,497	$12,672	$41,268	$39,697
Europe	394	970	1,232	2,633
Asia Pacific	207	296	1,714	1,304

	$17,098	$13,938	$44,214	$43,634

     Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.
     Significant customers (including resellers when product is sold through them to an end user) as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Customer 1	25%	—	10%	—
Customer 2	12%	1%	11%	—
Customer 3	9%	10%	12%	3%
Customer 4	1%	13%	1%	9%
Customer 5	4%	10%	3%	3%
Customer 6	1%	5%	2%	15%

6. Comprehensive Loss
     Comprehensive loss includes net loss, changes in unrealized gain (loss) on investments, net and foreign currency translation adjustments. Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(906)	$(4,359)	$(7,118)	$(24,143)
Other comprehensive income (loss) Change in unrealized gain (loss) on investments, net	58	127	133	(243)
Change in cumulative translation adjustments	(22)	(12)	(132)	55

Comprehensive loss	$(870)	$(4,244)	$(7,117)	$(24,331)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 and with the condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q . This section of the Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: recent additions to our senior management, our plans for hiring a vice president of sales, changes in and expectations with respect to maintenance and service and license revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, levels of capital expenditure, staffing and expense levels, expected future cash outlays, the adequacy of our capital resources to fund operations and growth, the impact of our adoption of one of the fair value methods for measuring stock-based compensation described in SFAS 123R, the extent of stock-based compensation charges and expectations with respect to research and development spending. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. Many of these trends and uncertainties are described in “Factors That Could Affect Future Results” set forth elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Overview of the Results for the Three and Nine Months Ended September 30, 2005
     We are a leading provider of Enterprise Incentive Management (EIM) software systems to global companies across multiple industries. Large enterprises use EIM systems to model, administer, analyze and report on incentive compensation, or pay-for-performance plans, which compensate employees and business partners for the achievement of targeted quantitative and qualitative objectives, such as sales quotas, product development milestones and customer satisfaction. We sell our EIM products both directly through our sales force and indirectly through our strategic partners typically pursuant to perpetual software licenses, and offer professional services, including configuration, integration and training, generally on a time and materials basis. We also generate maintenance and support revenues associated with our product licenses, which are recognized ratably over the term of the maintenance agreement.
     During the quarter we added a number of industry leading customers to our customer base including AutoNation, EBI Medical Systems, Hewlett Packard and National City Corporation. We also held our fifth annual users conference, which attracted 400 attendees from 90 companies and nine partner organizations, including a record number of prospective customers.
     In the second quarter of 2005, we announced that Robert Youngjohns was hired as our new president and chief executive officer. During September 2005, we hired Shanker Trivedi as vice president, chief marketing officer and Andrew Armstrong as vice president of sales in the Europe, Middle East and Asia region. We also announced the appointment of Michele Patton to our Board of Directors. During November 2005, we hired Leslie Stretch as our vice president of worldwide sales. We consider the hiring and appointment of these seasoned individuals as key additions to our leadership team needed to refine and build on our near- and long-term business strategies.
     Third quarter license revenues were $5.8 million, an increase of 347% from $1.3 million in the prior quarter and 150% from $2.3 million in the prior year period. We are encouraged by the increase, but we continue to experience unpredictable sales cycles in a competitive environment, making it difficult to predict and complete license transactions. License gross margin was 99%, up from 93% in the prior quarter and 96% in the prior year period. Maintenance and service revenues remained relatively flat in the third quarter at $11.3 million, equal to the prior quarter and down 3% over the same period in 2004. Maintenance and service gross margin was 31%, down from 32% in the prior quarter and 34% in the prior year period.
     Operating expenses were $10.5 million in the third quarter compared to $9.0 million in the prior quarter and $10.8 million in the same period in 2004. The decrease from the 2004 period is due in large part to a reduction in our workforce during 2004 and lower stock-based compensation expense. The increase from the prior quarter resulted primarily from our annual user conference and increased personnel costs, including commissions related to increased license revenue and severance costs related to the departure of our senior vice president, marketing. Net loss was $0.9 million in the third quarter compared to $3.7 million in the prior quarter and

$4.4 million in the prior year. Our operating expenses are expected to increase in the fourth quarter, resulting from an increase in personnel costs, including planned hiring in connection with our product development and sales and marketing efforts. We expect to maintain what we believe is a reasonable level of investment in headcount and operations based on our perception of the market opportunity ahead, while at the same time closely monitoring spending decisions and the use of cash. Cash and investments totaled $60.5 million at September 30, 2005, up from $59.8 million at December 31, 2004.
     From a business perspective, we have a number of sales opportunities in-process and other business coming through our sales pipeline; however, we continue to experience wide variances in the timing and size of our license transactions and possible deferral of revenue resulting from greater flexibility in licensing terms. We believe one of our challenges is increasing a prospective customers’ prioritization of purchasing our products over competing IT projects. To address these challenges, we plan to continue investing in the development of new modules for our TrueComp suite to improve the analytic, strategic planning and sales force optimization features and thereby broaden and increase its strategic value. To better meet customer needs, we also plan to be more flexible and innovative in our licensing terms and in the methods we use to deliver our products to market. We will be seeking new strategic partnerships, and evaluating ways to reduce our customers’ implementation and operational costs. We believe these initiatives will, over time, increase the strategic value of our products and help us better realize the market opportunity ahead of us.
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
Allowance for Doubtful Accounts and Sales Return Reserve
     We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our balance sheets, totaled approximately $35,000 and $320,000 at September 30, 2005 and December 31, 2004, respectively. The decrease at September 30, 2005, was attributable to the write-off of a specifically reserved customer account. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.
     We generally guarantee that our services will be performed in accordance with criteria agreed upon in a statement of work, which we generally execute with each applicable customer prior to commencing work. Should these services not be performed in accordance with the agreed upon criteria, we would provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, Revenue Recognition When Right of Return Exists, management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if for any period actual returns differ from management’s judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our balance sheets, was approximately $319,000 and $537,000 at September 30, 2005 and December 31, 2004, respectively.
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
     Stock-based compensation expense was $51,000 and $0.9 million for the three and nine months ended September 30, 2005, compared with approximately $0.6 million and $5.1 million for the three and nine months ended September 30, 2004. We expect stock-based compensation expense to be a negative expense of ($250,000) for the three months ended December 31, 2005 due to the reversal of expense previously recognized on unvested pre-IPO stock options that will be cancelled as a result of the departure of our former vice president of marketing. Had different assumptions or criteria been used to determine the deemed fair value of the stock options, materially different amounts of stock compensation expenses could have been reported.
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
     Beginning in the first quarter of 2006, we will be required to account for stock options using the fair value method under FASB Statement No. 123R (revised 2004), Share-Based Payment (SFAS 123R), which will significantly increase our stock-based compensation expense in our statement of operations. Please see our “Recent Accounting Pronouncements” for additional discussion of SFAS 123R.

Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. Our deferred tax assets consist primarily of net operating loss carryforwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We provided a full valuation allowance against our net deferred tax assets at September 30, 2005. In the event we determine that we will realize all or a portion of our deferred tax assets in the future, an adjustment to the valuation allowance would increase net income or decrease net loss and increase stockholders’ equity in the period such determination was made. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.
Recent Accounting Pronouncements
     On December 16, 2004, FASB issued SFAS 123R, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective at the beginning of the first annual period beginning after June 15, 2005 and, accordingly, we must adopt the new accounting provisions effective January 1, 2006.
     Upon the adoption of SFAS No. 123R, we can elect to recognize stock-based compensation related to employees’ equity awards in our consolidated statements of operations using the fair value method on a modified prospective basis and disclose the pro forma effect on net income or loss assuming the use of the fair value method in the notes to the consolidated financial statements for periods prior to adoption or we can elect to adopt the new principle on a retrospective basis. Further, we will be required to adopt one of the fair value methods described in SFAS 123R for measuring compensation expense. We believe we will use the Black-Scholes fair value method. However, we are still in the process of evaluating the transition methods and the fair value methods. Since we currently account for equity awards granted to employees using the intrinsic value method under APB No. 25, we expect the adoption of SFAS No. 123R will have a significant impact on our results of operations.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for us beginning January 1, 2006.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2005 and 2004
Revenue, cost of revenues and gross profit
     The table below sets forth the changes in revenues, cost of revenues and gross profit for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2005 (in thousands, except percentage data):

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004
		% of total		% of total
	Amount	Revenues	Amount	Revenues	Year-Over-Year Change
Revenues:
License	$5,787	34%	$2,317	17%	$3,470	150%
Maintenance and service	11,311	66%	11,621	83%	(310)	(3%	)

Total revenues	$17,098	100%	$13,938	100%	$3,160	23%

	% of related		% of related
	Revenues		Revenues
Cost of revenues:
License	$76	1%	$88	4%	($12)	(14%	)
Maintenance and service	7,750	69%	7,680	66%	70	1%

Total cost of revenues	7,826	46%	7,768	56%	58	1%

Gross profit	$9,272	54%	$6,170	44%	$3,102	50%

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004
		% of total		% of total
	Amount	Revenues	Amount	Revenues	Year-Over-Year Change
Revenues:
License	$10,582	24%	$8,745	20%	$1,837	21%
Maintenance and service	33,632	76%	34,889	80%	(1,257)	(4%	)

Total revenues	$44,214	100%	$43,634	100%	$580	1%

	% of related		% of related
	Revenues		Revenues
Cost of revenues:
License	$259	2%	$637	7%	($378)	(59%	)
Maintenance and service	22,614	67%	24,674	71%	(2,060)	(8%	)
Impairment of purchased technology	—		1,800		(1,800)	(100%	)

Total cost of revenues	22,873	52%	27,111	62%	(4,238)	(16%	)

Gross profit	$21,341	48%	$16,523	38%	$4,818	29%

Revenues
     License Revenues. License revenues increased $3.5 million or 150% for the three months ended September 30, 2005 compared to September 30, 2004. The three month increase was due to a larger average license value per transaction in the third quarter of 2005 compared to the third quarter of 2004. We had two transactions in the third quarter of 2005 with a license value over $1.0 million compared to one transaction with a license value over $1.0 million in the third quarter of 2004.
     For the nine months ended September 30, 2005 license revenues increased $1.8 million or 21% compared to the nine months ended September 30, 2004. The increase was due to a larger average license value for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. We had two license transactions over $1.0 million for the nine months ended September 30, 2005 and three license transactions over $1.0 million for the nine months ended September 30, 2004. We expect our license revenues to continue to fluctuate from quarter to quarter since we generally complete a relatively small number of licensing transactions in a quarter and the license fees generated from those transactions can vary widely.
     Maintenance and Service Revenues. Maintenance and service revenues decreased $0.3 million or 3% for the three months ended September 30, 2005 compared to September 30, 2004. Our service revenue decreased $0.8 million due to a decrease in our billable utilization rate. This decrease was offset by an increase of $0.5 million of maintenance revenue. Maintenance revenue increased as a result of existing customer maintenance renewals as well as new customer maintenance agreements. In addition, we also experienced a higher average billing rate for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

     For the nine months ended September 30, 2005 maintenance and service revenues decreased $1.3 million or 4% compared to the nine months ended September 30, 2004. Our service revenue decreased $2.9 million due to a decrease in our billable utilization rate. This decrease was partially offset by an increase of $1.6 million of maintenance revenue. Maintenance revenue increased as a result of existing customer maintenance renewals as well as new customer maintenance agreements. In addition, we also experienced a higher average billing rate for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. We expect maintenance and service revenues to be at or below third quarter levels in the fourth quarter of 2005.
Cost of Revenues and Gross Margin
     Cost of License Revenues. Cost of license revenues decreased $12,000 or 14% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. For the nine months ended September 30, 2005 cost of license revenues decreased $0.4 million or 59% compared to the nine months ended September 30, 2004. The three and nine month decreases were largely attributable to lower royalty payment obligations to third-parties. In addition, in the nine months ended September 30, 2004 we amortized approximately $200,000 of expenses related to the source code for the now discontinued TruePerformance product.
     Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues increased $70,000 or 1% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Maintenance and service gross margin decreased to 31% for the three months ended September 30, 2005 from 34% for the three months ended September 30, 2004. For the three months ended September 30, 2005, personnel costs increased $0.2 million due to increased headcount and travel expenses increased $0.2 million. These increases were offset by a decrease in sub-contractors expense of $0.4 million as we increasingly relied on our internal workforce to perform services.
     For the nine months ended September 30, 2005, cost of maintenance and service revenues decreased $2.1 million or 8% compared to the nine months ended September 30, 2004. Maintenance and service gross margin increased to 33% for the nine months ended September 30, 2005 from 29% for the nine months ended September 30, 2004. The decrease in costs was a result of a decline in sub-contractors expense of $2.1 million and travel expenses of $0.7 million. These decreases were partially offset by increases in personnel costs of $0.4 million, as we relied more on our internal workforce, and corporate support services of $0.2 million. For the fourth quarter of 2005, we expect maintenance and service gross margins to be consistent with the third quarter levels.
     Impairment of Purchased Technology. For the nine months ended September 30, 2004, as a result of our discontinuance of the TruePerformance product, we recorded an impairment charge equal to the unamortized balance of the purchased TruePerformance source code of $1.8 million. There were no similar charges during the nine months ended September 30, 2005.
     Gross Margin. Our gross margin increased to 54% for the three months ended September 30, 2005 from 44% for the three months ended September 30, 2004, and increased to 48% for the nine months ended September 30, 2005 from 38% for the nine months ended September 30, 2004. The increase in our gross margin is attributable primarily to the significant increase in our license revenues and the absence of amortization of the cost of the TruePerformance source code in fiscal year 2005. In addition, we experienced an increase in maintenance and service gross margin primarily attributable to the mix of higher margin maintenance revenues compared to generally lower margin service revenues for the nine months ended September 30, 2005. In the future, we expect our gross margins to fluctuate depending on the mix of license versus maintenance and service revenues.

Operating Expenses
     The table below sets forth the changes in operating expenses for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2005 (in thousands, except percentage data):

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004
		% of total		% of total
	Amount	Revenues	Amount	Revenues	Year-Over-Year Change
Operating expenses:
Sales and marketing	$5,153	30%	$4,455	32%	$698	16%
Research and development	3,108	18%	3,020	22%	88	3%
General and administrative	2,235	13%	1,231	9%	1,004	82%
Restructuring expenses	—	0%	1,488	11%	(1,488)	(100%)
Stock-based compensation	51	0%	620	4%	(569)	(92%)

Total operating expenses	$10,547	61%	$10,814	78%	($267)	(2%)

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004
		% of total		% of total
	Amount	Revenues	Amount	Revenues	Year-Over-Year Change
Operating expenses:
Sales and marketing	$13,114	30%	$16,200	37%	($3,086)	(19%)
Research and development	8,897	20%	10,606	24%	(1,709)	(16%)
General and administrative	6,577	15%	5,977	14%	600	10%
Impairment of intangible assets	—	0%	1,994	5%	(1,994)	(100%)
Restructuring expenses	—	0%	1,488	3%	(1,488)	(100%)
Stock-based compensation	914	2%	5,085	12%	(4,171)	(82%)

Total operating expenses	$29,502	67%	$41,350	95%	($11,848)	(29%)

     Sales and Marketing. Sales and marketing expense increased $0.7 million or 16% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in sales and marketing expense in the three months ended September 30, 2005 was primarily attributable to increases in personnel costs of $0.5 million due to an increase in commission expense offset by reduced headcount, outside professional fees of $0.1 million and marketing programs of $0.2 million due to our annual user’s conference.
     For the nine months ended September 30, 2005, sales and marketing expense decreased $3.1 million or 19% compared to the nine months ended September 30, 2004. The decrease in sales and marketing expense was primarily attributable to declines in personnel costs of $1.3 million from lower headcount offset by an increase in commissions, outside professional fees of $0.3 million, travel expenses of $0.7 million and marketing programs of $0.5 million. Excluding commissions, which vary as a function of sales, we expect sales and marketing expenses to increase slightly in the fourth quarter of 2005 primarily due to an increase in headcount and marketing programs.
     Research and Development. Research and development expenses increased $88,000 or 3% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in research and development expense in the three months ended September 30, 2005 was primarily due to increases in personnel costs of $0.2 million.
     For the nine months ended September 30, 2005, research and development expense decreased $1.7 million or 16% compared to the nine months ended September 30, 2004. The decrease in research and development expense in the nine months ended September 30, 2005 was primarily attributable to the discontinuation in 2004 of our TruePerformance product, including decreases in personnel costs from headcount reduction of $0.5 million, outside professional fees of $0.8 million and travel of $0.2 million. We expect our research and development expense will increase in the fourth quarter of 2005 compared to the third quarter of 2005 due to a planned increase in headcount associated with an acceleration of our product development efforts.
     General and Administrative. General and administrative expense increased $1.0 million or 82% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Third quarter 2004 general and administrative expenses was unusually low due to the receipt of $0.4 million of insurance proceeds in the quarter which was recorded as a credit to our general and administrative expenses during the period. We did not receive any similar insurance proceeds in 2005. The remaining increase of $0.6 million included higher personnel costs of $0.5 million and higher professional fees of $0.1 million

     For the nine months ended September 30, 2005, general and administrative expense increased $0.6 million or 10% compared to the nine months ended September 30, 2004. The increase in general and administrative expense was primarily attributable to increases in personnel costs of $0.5 million and corporate support services of $0.2. These increases were offset by a decrease in professional services of $0.1 million. This decrease in professional services was due to a decrease in legal and other professional fees offset by Sarbanes-Oxley compliance costs and recruiting fees. We expect our general and administrative expense to increase in the fourth quarter of 2005 primarily due to increased personnel costs.
     Impairment of Intangible Assets. In June 2004, we recorded an impairment charge equal to the remaining balance of the purchased assembled workforce of $1.9 million and approximately $66,000 of a favorable lease. There was no similar charge during the nine months ended September 30, 2005.
     Restructuring expenses. In the quarter ended September 30, 2004, we undertook a restructuring plan which included discontinuing our TruePerformance product line and eliminating 36 positions or 10% of our workforce, including our TruePerformance development team in Italy. We recorded restructuring charges of $1.5 million in fiscal 2004, most of which related to employee termination costs. All restructuring costs were paid in 2004. There was no similar charge during the nine months ended September 30, 2005.
     Stock-based Compensation. Stock-based compensation expense decreased $0.6 million or 92% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. For the nine months ended September 30, 2005, stock compensation expense decreased $4.2 million or 82% compared to the nine months ended September 30, 2004. The three month decrease was due to the reversal of expense previously recognized on pre-IPO options that were cancelled as a result of the departure of a board member and from normal employee attrition. The decrease of $4.2 million in stock-based compensation in the nine months ended September 30, 2005 resulted in part from the incurrence of a $1.7 million expense in the nine months ended September 30, 2004 related to the modification of stock options associated with the resignation of our former president and chief executive officer as well as a significant decrease in the amount of deferred compensation that remains to be amortized. Notwithstanding the reduction, we incurred stock-based compensation expense of $0.2 million in the nine months ended September 30, 2005 related to the issuance of a warrant to purchase 100,000 shares of our common stock in May 2005 to a third party executive search firm related to the hiring of our new chief executive officer. These warrants vested on their grant date in May. In addition, we incurred stock compensation expense of $0.2 million in the nine months ended September 30, 2005 related to the modification of stock options associated with the resignation of our senior vice president, operations in the first quarter of 2005 and also reversed $0.1 million of unamortized deferred stock-based compensation related to unvested options held by the same individual. We expect stock-based compensation to be a negative expense of ($250,000) for the fourth quarter of 2005 due to the reversal of expense previously recognized on unvested pre-IPO stock options that have been cancelled as a result of the departure of our former vice president of marketing.
Interest Expense and Interest and Other Income, Net and Provision for Income Taxes
     The table below sets forth the changes in other income (expense) and provision for income taxes for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2005 (in thousands, except percentage data):

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004
		% of total		% of total
	Amount	Revenues	Amount	Revenues	Year-Over-Year Change
Other income, net:
Interest expense	$(4)	0%	$(14)	0%	$10	(71%)
Interest and other income, net	411	2%	324	2%	87	27%

Total other income, net	$407	2%	$310	2%	$97	31%

Provision for income taxes	$38	0%	$25	0%	$13	52%

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004
		% of total		% of total
	Amount	Revenues	Amount	Revenues	Year-Over-Year Change
Other income, net:
Interest expense	$(20)	0%	$(109)	0%	$89	(82%)
Interest and other income, net	1,092	2%	868	2%	224	26%

Total other income, net	$1,072	2%	$759	2%	$313	41%

Provision for income taxes	$29	0%	$75	0%	($46)	(61%)

     Interest expense decreased approximately $10,000 or 71% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. For the nine months ended September 30, 2005 interest expense decreased approximately $89,000 or 82% compared to the nine months ended September 30, 2004. For the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004, interest expense paid on outstanding debt decreased due to lower average outstanding debt balances. In the third quarter of 2005, we paid off all our outstanding term loans.
     Interest and other income, net increased approximately $87,000 or 27% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and increased approximately $0.2 million or 26% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase is primarily the result of higher interest rates. Interest and other income, net primarily includes interest income generated from cash and investment balances.
Provision for Income Taxes
     Provision for income taxes was approximately $38,000 and $25,000 for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and September 30, 2004 provision for income taxes was approximately $29,000 and $75,000, respectively. The provision primarily relates to income taxes currently payable on income generated from non-U.S. tax jurisdictions, foreign withholding taxes and state net worth taxes. For the nine months ended September 30, 2005, the provision included a tax refund receivable of approximately $43,000 related to our 2003 amended tax return. We maintain a full valuation allowance against our deferred tax assets based on the determination that it is more likely than not that the deferred tax assets will not be realized.
Liquidity and Capital Resources
     As of September 30, 2005, we had $60.5 million of cash and investments consisting of $16.8 million of cash and cash equivalents and $43.7 million of short-term investments.
     Net Cash Used In Operating Activities. Net cash used in operating activities was $0.6 million and $13.6 million for the nine months ended September 30, 2005 and 2004, respectively. The significant cash receipts and outlays for the two periods are as follows (in thousands):

	Nine Months Ended September 30,
	2005	2004
Cash collections	$49,327	$49,182
Payroll related costs	(33,585)	(34,668)
Professional services costs	(4,233)	(12,082)
Employee expense reports	(6,221)	(5,544)
Facilities related costs	(2,820)	(2,776)
Third-party royalty payments	(562)	(2,817)
Restructuring payments	—	(958)
Other	(2,506)	(3,979)

Net cash used in operating activities	$(600)	$(13,642)

     Net cash used in operating activities decreased $13.0 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease was primarily attributable to a decline in professional service costs of $7.8 million, including a $5.2 million decrease in fees paid to outside contractors and a reduction of $2.3 million related to third-party royalty payments. In addition, personnel costs decreased $1.1 million due to a reduction in average headcount.
     Net Cash Provided by Investing Activities. Net cash provided by investing activities was $7.5 million and $5.9 million for the nine months ended September 30, 2005 and 2004, respectively. Our cash provided by investing activities during the nine months ended September 30, 2005 and 2004 was primarily due to net maturities of investments of $8.2 million and $9.4 million, respectively. Purchases of equipment, software, furniture and leasehold improvements were $0.8 million and $1.9 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. Additionally, in 2004 we paid $2.0 million for the purchase of Cezanne Software’s assembled workforce, which has since been terminated.
     Net Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $2.4 million for the nine months ended September 30, 2005, which was a result of proceeds from issuance of common stock of approximately $2.9 million, partially offset by long-term debt paydowns of $0.5 million. Net cash provided by financing activities was approximately $0.3 million for the nine months ended September 30, 2004, consisting of proceeds from the issuance of common stock of $0.8 million partially offset by payments of $0.5 million for long-term debt.
     We have no off-balance sheet arrangements, with the exception of operating lease commitments, which have not been recorded in our condensed consolidated financial statements.
Contractual Obligations and Commitments
     The following table summarizes our contractual cash obligations and commercial commitments (in thousands) at September 30, 2005:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases	$9,541	$548	$3,986	$3,780	$1,227
     Other obligations include two letters of credit outstanding at September 30, 2005 totaling approximately $676,000 related to our New York, New York and San Jose, California offices.
     We believe our existing cash and investment balances will be sufficient to meet our anticipated short- and long-term cash requirements, debt obligations and operating lease commitments. Our future capital requirements will depend on many factors, including our ability to achieve revenue growth, the timing and extent of spending to support product development efforts, sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and our ability to achieve and sustain profitability.
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
     We incurred net losses of $25.5 million and $19.1 million in 2004 and 2002, respectively, and had net income of approximately $0.8 million in 2003. For the three and nine months ended September 30, 2005, we had net losses of $0.9 million and $7.1 million, respectively. Although, we have taken steps to reduce our expense levels to better track with our revenues, we expect to incur a loss in 2005 and cannot assure that we will achieve or sustain profitability on a quarterly or annual basis. If we cannot increase our license revenues, our future results of operations and financial condition will be negatively affected.
We recently experienced changes in our senior management team. The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.
     We hired Robert Youngjohns in May 2005 as our new president and chief executive officer, Shanker Trivedi in September 2005 as our vice president, chief marketing officer, Andrew Armstrong in September 2005 as our vice president of sales in Europe, the Middle East and Asia and Leslie Stretch in November 2005 as our vice president of worldwide sales. Our success depends to a significant extent on the effective transition of our new senior management. Moreover, all of our existing personnel, including our executive officers, are employed on an “at will” basis. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees decides to join a competitor or otherwise compete directly or indirectly with us, this could harm our business and could affect our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan would be harmed. Even if we are able to timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies in connection with assimilating the changes.

Our quarterly license revenues are dependent on a relatively small number of transactions involving sales of our products to new customers, and any delay or failure in closing one or more of these transactions could adversely affect our results of operations.
     If we are unable to substantially increase our license revenues, we may be unable to achieve and sustain profitability. Our quarterly license revenues are dependent upon the closing of a relatively small number of transactions involving sales of our products to new customers, and to date recurring license revenues from existing customers have not comprised a substantial part of our revenues. As such, variations in the rate and timing of conversion of our sales prospects into revenues could result in our failure to meet revenue objectives in future periods. In addition, based upon the terms of our customer contracts, we recognize the bulk of our license revenues for a given sale either at the time we enter into the agreement and deliver the product, or over the period in which we perform any services that are essential to the functionality of the product. Unexpected changes in the size of transactions or other contractual terms late in the negotiation process or changes in the mix of contracts we enter into could therefore materially and adversely affect our license revenues in a quarter. Delays or reductions in the amount of customers’ purchases would adversely affect our revenues, results of operations and financial condition and could cause our stock price to decline.
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
Our latest product features and functionality may require existing customers to migrate from their existing versions to more recent versions of our software. If existing customers fail or delay to migrate, our revenues may be harmed.
     In the future, we plan to pursue sales of new product modules to existing customers of our TrueComp software. For most of these customers to take advantage of new features and functionality in our latest modules, they may need to migrate to a more current version of our products at an additional cost, which they may decline or delay to do. If a sufficient number of customers do not migrate to more recent versions of our products, our revenues and operating income may be harmed, possibly significantly.
Our quarterly revenues and operating results are unpredictable and are likely to continue to fluctuate substantially, which may harm our results of operations.
     Our revenues, particularly our license revenues, are extremely difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. For example, in fiscal 2004 and the first six months of fiscal 2005, our license revenues were substantially lower than expected due to delays in purchasing by our customers and failures to close transactions resulting in significant net losses. However, our license revenues for the three months ended September 30, 2005 were greater than in prior quarters primarily as a result of the closing several larger transactions.

Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance.
     Factors that may cause our quarterly revenue and operating results to fluctuate include:
•	The discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	the priority our customers place on the purchase of our products as compared to other information technology and capital acquisitions;

•	competitive conditions in our industry, including new products, product announcements and discounted pricing or special payment terms offered by our competitors;

•	our ability to hire, train and retain appropriate sales and professional services staff;

•	customers’ concerns regarding Sarbanes-Oxley Section 404 compliance and implementing large, enterprise-wide deployments of products, including our products;

•	varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenues;

•	sales cycles;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our ability to timely complete our service obligations related to product sales;

•	customer concerns regarding our success over the near- and long-terms;

•	general weakening of the economy resulting in a decrease in the overall demand for computer software and services;

•	the utilization rate of our professional services personnel and the degree to which we use third-party consulting services;

•	changes in our pricing policies;

•	changes in the average selling prices of our products;

•	timing of product development and new product initiatives; and

•	changes in the mix of revenues attributable to higher-margin product license revenues as opposed to substantially lower-margin service revenues.
     Our products have long sales cycles, which makes it difficult to plan our expenses and forecast our results.
     The sales cycles for our products have historically averaged between six and twelve months, and longer in some cases, to complete. It is therefore difficult to predict the quarter in which a particular sale will close and to plan our expenditures accordingly. The period between our initial contact with a potential customer and its purchase of our products and services is relatively long due to several factors, including:
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
     The delay or failure to complete sales in a particular quarter would reduce our revenues in that quarter, as well as any subsequent quarters over which revenues for the sale would likely be recognized. Given that our license revenues are dependent on a relatively small number of transactions, any unexpected lengthening in general or for one or more large orders would adversely affect the timing and amount of our revenues. If we continue to experience longer sales cycles, our operating results will continue to be adversely affected.
     In addition, we make assumptions and estimates as to the timing and amount of future revenues in budgeting future operating costs and capital expenditures. Specifically, our sales personnel monitor the status of all proposals, including the estimated closing dates and potential dollar amounts of such transactions. Management aggregates these estimates periodically to generate our sales forecasts and then evaluates the forecasts to identify trends in our business. Although we have reduced expenses to better align our costs with the expected receipt and amount of revenues, our costs are relatively fixed in the short term and a substantial portion of our license revenue contracts are completed in the latter part of a quarter. As a result, failure to complete one or more license transactions at the end of a quarter would cause our quarterly results of operations to be worse than anticipated. If our operating results fall below the expectations of securities analysts or investors, the trading price of our common stock would likely decline.
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
Professional services comprise a substantial portion of our revenues and to the extent our customers choose to use other services providers, our revenues and operating results may decline.
     A substantial portion of our revenues are derived from the performance of professional services, primarily implementation, configuration, training and other consulting services in connection with new product licenses and other ongoing projects. However, there are a number of third party service providers available who offer these professional services and we do not require that our customers use our professional services. To the extent our customers choose to use third party service providers over us, our revenues and operating income may decline, possibly significantly.
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
     Our maintenance and service revenues, which include fees for consulting, implementation, maintenance and training, were 76%, 78% and 48% of our revenues for the nine months ended September 30, 2005 and fiscal years 2004 and 2003, respectively. Our maintenance and service revenues have substantially lower gross margins than our license revenues. The decrease in the percentage of total revenues represented by license revenues in the three and nine months ended September 30, 2005 and fiscal 2004 as compared to fiscal 2003 has adversely affected our overall gross margins. Failure to increase our higher margin license revenues in the future would continue to adversely affect our gross margin and operating results.
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
     Our customers regularly require large, often enterprise-wide deployments of our products, which require a substantial degree of technical expertise to implement and support. It may be difficult for us to manage these deployments, including the timely allocation of personnel and resources by us or our customers. Failure to successfully manage the process could harm our reputation both generally and with specific customers and may cause us to lose existing customers, face potential customer disputes or limit the number of new customers that purchase our products, each of which could adversely affect our revenues and increase our technical support and litigation costs.
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
     We derive a substantial majority of our revenues from TrueComp and related products and services, and revenues from these products and services are expected to continue to account for a substantial majority of our revenues for the foreseeable future. Because we generally sell licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase maintenance contracts, our future license revenues are substantially dependent on sales to new customers. In addition, substantially all of our TrueInformation product sales have historically been made in connection with TrueComp sales. As a result of these factors, we are particularly vulnerable to fluctuations in demand for TrueComp. Accordingly, if demand for TrueComp and related products and services declines significantly, our business and operating results will be adversely affected as was in the case in 2004 and the first half of 2005.
     If we reduce prices or alter our payment terms to compete successfully, our margins and operating results may be adversely affected.
     The intensely competitive market in which we do business may require us to reduce our prices and/or modify our traditional licensing revenue generation strategies in ways that may delay revenue recognition on all or a portion of our licensing transactions. If our competitors offer deep discounts on competitive products or services in an effort gain market share or to sell other software or hardware products, we may be required to lower prices or offer other terms more favorable to our customers in order to compete successfully. For example, some of our competitors may bundle software products that compete with ours for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, limit the prices that we can charge for our products. Any such changes would likely reduce our margins and could adversely affect our operating results. If we cannot offset price reductions and other terms more favorable to customers with a corresponding increase in the number of sales or with decreased spending, then the reduced revenues resulting from lower prices or revenue recognition delays would adversely affect our margins and operating results.
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
     Errors in our products could be costly to correct, adversely affect our reputation and impair our ability to sell our products.
     Our products are complex and, accordingly, they may contain errors, or “bugs,” that could be detected at any point in their product life cycle. While we plan to continually test our products for errors and work with customers through our customer support services organization to timely identify and correct bugs, errors in our products may still be found in the future. Errors in our products could be extremely costly to correct, materially and adversely affect our reputation, and impair our ability to sell our products in the future. Moreover, customers relying on our products to calculate and pay incentive compensation may have a greater sensitivity to product errors and security vulnerabilities than customers for software products in general. If we incur substantial costs to correct any product errors, our operating margins would be adversely affected.
     Because our customers depend on our software for their critical business functions, any interruptions could result in:
•	Lost or delayed market acceptance and sales of our products;

•	product liability suits against us;

•	diversion of development resources; and

•	substantially greater service and warranty costs.
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
     Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act of 2002, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our system integrators and other third party service vendors and record and report financial and management information on a timely and accurate basis.
     Mergers of or other strategic transactions by our competitors could weaken our competitive position or reduce our revenues.
     If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Oracle’s acquisition of Siebel, both of whom offer products that compete with ours, may result in competitive advantages for the combined company. Our competitors may also establish or strengthen cooperative relationships with our current or future systems integrators, third-party compensation consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our software. Disruptions in our business caused by these events could reduce our revenues.
We may expand our international operations but we do not have substantial experience in international markets, and may not achieve the expected results.
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
     The consideration paid in connection with an investment or acquisition also affects our financial condition and operating results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate such acquisitions. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, the holdings of our existing stockholders may be diluted. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs (such as of acquired in-process research and development costs), amortization and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.
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
     The remaining derivative cases are still pending and on September 30, 2005, Plaintiffs in the federal derivative case filed an amended complaint. The Company thereafter filed a motion to dismiss the amended complaint on October 14, 2005. A hearing on the Company’s motion to dismiss is currently scheduled for late December 2005. Additional lawsuits may be filed against us in the future. We currently have director and officer insurance to cover certain damages that may be awarded in connection with these lawsuits, if any, although we believe that the claims are without merit. However, in the event of an adverse result in one of these cases, our insurance may not be sufficient to satisfy a damage award and thus such an adverse result could have a material negative financial impact on us. Regardless of the outcome of any of these actions, however, it is likely that such actions will cause a diversion of our management’s time and attention.
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
     Additionally, some companies with volatile market prices for their securities have been subject to securities class action lawsuits filed against them, any future suits such as these could have a material adverse effect on our business, results of operations, financial condition and the price of our common stock.
Our current officers, directors and entities affiliated with us may be able to exercise control over matters requiring stockholder approval.
     Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding shares of common stock as of September 30, 2005. As a result, if some of these persons or entities act together, they have the ability to exercise significant control over all matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. This may delay or prevent an acquisition or otherwise discourage potential acquirers from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock. Some of these persons or entities may have interests different from our other investors.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At September 30, 2005, the average maturity of our investments was three months. The following table presents certain information about our financial instruments at September 30, 2005 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
	1 Year	More than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sales securities	$43,812	$1,988	$45,800	$45,725
Weighted average interest rate	3.12%	4.05%
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. We have paid all term loans in full as of September 30, 2005. Therefore, we have no exposure to market risk related to our outstanding debt instruments
     Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, German, Italian and Australian operations, are generally denominated in United States dollars. For the three and nine months ended September 30, 2005, we derived approximately 4% and 7% of our revenues from our international operations, respectively. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. We expect to continue to do a majority of our business in United States dollars. We have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

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
     In February 2005, the Company filed a motion to dismiss the amended complaint in the federal securities case. The court granted the motion to dismiss in May 2005 and granted Plaintiffs leave to amend. Plaintiffs declined to amend the complaint and the court thereafter entered a dismissal with prejudice on July 5, 2005. In September 2005, an amended complaint was filed by the Plaintiffs in the federal derivative case. The Company filed a motion to dismiss the amended complaint in October 2005 and a hearing on the Company’s motion is currently scheduled for late December 2005. No amount has been accrued for these matters as a loss is not considered probable or estimable.
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
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
10.37	Separation Agreement with Bertram Rankin effective August 30, 2005.

31.1	302 Certification

31.2	302 Certification

32.1	906 Certification
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2005.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR
Ronald J. Fior, Chief Financial Officer,
Vice President Finance

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Exhibit
Number	Description
10.37	Separation Agreement with Bertram Rankin effective August 30, 2005.

31.1	302 Certification

31.2	302 Certification

32.1	906 Certification