Form 10-K
period 2005-12-31
CALLIDUS SOFTWARE INC
filed 2006-03-28
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, $0.001 par value
      Indicate by check mark if the Registrant (1) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer     ☐                    Accelerated filer     ☐                    Non-accelerated filer     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2005, as reported on the Nasdaq National Market, was approximately $43.7 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of March 23, 2006, the Registrant had 27,352,880 shares of its common stock, $0.001 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The Registrant is incorporating by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2006 Annual Meeting of Stockholders to be held on June 6, 2006.

CALLIDUS SOFTWARE INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2005

PART I
Item 1.	Business	3
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II
Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Consolidated Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38
Item 9A.	Controls and Procedures	38
Item 9B.	Other Information	38

PART III
Item 10.	Directors and Executive Officers of the Registrant	38
Item 11.	Executive Compensation	38
Item 12.	Security Ownership of Certain Beneficial Owners and Management	38
Item 13.	Certain Relationships and Related Transactions	38
Item 14.	Principal Accountant Fees and Services	38

PART IV
Item 15.	Exhibits and Financial Statement Schedules	38
Signatures		41
EXHIBIT 3.2
EXHIBIT 10.4
EXHIBIT 10.6
EXHIBIT 10.14
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 32.1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7 of this report, and other materials accompanying this Annual Report Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: our ability to compete effectively with our competitors; levels of future revenues; expected gross margins; future operating expenses; the impact of quarterly fluctuations of revenue and operating results; our expectations regarding third-party service providers and strategic partners; our expectations regarding the expansion of our services organization and international operations; future acquisitions; levels of capital expenditures; staffing and expense levels; the adequacy of our capital resources to fund operations and growth; our expectations regarding our executive hiring goals; and our expectations with respect to the impact of changes in our accounting for share-based compensation. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks and uncertainties, see the “Business” and “Factors That Could Affect Future Results” sections in Items 1 and 7 of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I

Item 1.	Business
Callidus Software Inc.
      Incorporated in Delaware in 1996, Callidus Software Inc. is a leading provider of Enterprise Incentive Management (EIM) software systems to global companies across multiple industries. Large enterprises use EIM systems to model, set-up, administer, analyze and report on incentive management plans that compensate employees and distribution channel partners for the achievement of targeted quantitative and qualitative objectives, such as sales quotas, product and territory milestones, and customer satisfaction. Our TrueComp Enterprise suite of software products enables companies to access applicable transaction data, allocate compensation credit to appropriate employees and business partners, determine relevant compensation measurements, payment amounts and timing, and accurately report on compensation results. Callidus TrueAnalytics software allows customers to analyze the effectiveness of their incentive programs, which, in turn, gives them insights to drive greater sales performance. By facilitating effective management of complex incentive and sales performance programs, our products allow our customers to increase sales revenue, make better use of their incentive budget, and drive productivity improvements. We offer our customers a range of purchasing and deployment options from on-premises perpetual licensing to on-demand subscription software-as-a-service. Our software suite is based on our proprietary technology and extensive expertise in sales performance programs and provides the flexibility and scalability required to meet the dynamic EIM requirements of large, complex businesses across multiple industries.
Products
      Our product suite models, administers, analyzes and reports on key aspects of the incentive compensation process. Our core products combine a flexible rules-based architecture with grid-based computing, providing customers with reliable, flexible and highly scalable solutions for EIM programs. Our products are Java-based, enabling efficient implementation on multiple operating systems, and all of our products are designed to be operated by business users and compensation professionals rather than IT administrators. Our product suite features user-defined security combined with a complete audit trail, allowing for reduced errors in incentive compensation, enhanced trust and confidence between operational and finance personnel and more effective investment in incentive compensation programs.

TrueComp Enterprise Suite
      Our TrueComp software suite automates the modeling, design, administration, reporting and analysis of pay-for-performance programs for enterprise level sales and distribution organizations. Our customers use the TrueComp suite to design, test and implement sales compensation plans that reward on the profitability of the sale, discourage excessive sales discounts, encourage team selling and promote new product introduction or other sales activities the customers wish to encourage. Our TrueComp software suite enables our customers to accurately acquire and reflect all relevant sales data, apply it precisely to each payee’s pay-for-performance program and automate the day-to-day activities associated with administering transaction-driven, variable incentive compensation. The TrueComp suite provides a flexible, user-maintainable system that can be modified easily to align direct or indirect sales compensation with corporate goals and shareholder value.
      Our TrueComp suite consists of four principal modules: the TrueComp Integration application collects and integrates the different data feeds used to compile applicable sales data; the TrueComp Repository application serves as the database; the TrueComp Manager application serves as the user interface to set up compensation rules, run queries, and make manual adjustments; and the TrueComp Grid application is our proprietary computing architecture. The TrueComp suite’s modular, structured approach to defining compensation plans avoids the reliability and maintenance issues associated with internally developed solutions and enables systematic administration over a high volume of transactions and varied compensation plans that is not attainable using manual methods. The TrueComp suite guides users through the process of paying variable compensation via a graphical and intuitive rule editor, which is usable by compensation analysts without coding or scripting skills. The original TrueComp application initially shipped in the second quarter of 1999 and to date has accounted for a substantial majority of our revenues.

TrueInformation Software
      Our TrueInformation software is a self-service, highly scalable web-based production reporting application for incentive compensation systems throughout the organization. The TrueInformation software provides sales and incentive reporting capabilities to sales, finance, and business partners, giving them immediate access to personalized pay-for-performance information. By providing timely and accurate compensation information throughout the enterprise, our TrueInformation software engenders trust and confidence among operational and finance personnel, thereby improving morale and operational results while reducing errors that increase the costs of incentive compensation. The TrueInformation application includes sophisticated date effective organizational, position and title based security that allows for appropriate controls on dissemination of sensitive compensation data and is accessed through an intuitive web-based interface that offers ease of use throughout the organization. Our original TrueInformation application was initially shipped in the fourth quarter of 2002.

Callidus TrueAnalytics
      Callidus TrueAnalytics software is a web-based reporting and ad-hoc query application that provides executives and compensation analysts with the insight and ad hoc analysis they need to drive sales and incentive performance, whether they are in sales, marketing, or finance. With Callidus TrueAnalytics software, organizations can gain further benefit from the valuable information within the TrueComp Suite of applications, and can combine it with other information to provide analytic dashboards, key performance indicators, management reports, and ad hoc analysis. With Callidus TrueAnalytics software, organizations can quickly identify opportunities to drive customer, product, geographic and channel performance with new incentive plans, as well as analyze and optimize incentive spend and key profitability measures. Callidus TrueAnalytics software eliminates the need to wait for ad hoc reports, and delivers rapid insights into key issues by providing exception variances, alerts, and personal indicators — resulting in increased business agility and better decision making on how to drive revenue and grow profits. Callidus TrueAnalytics software enables organizations to benefit from rapid time to deployment. In addition, because Callidus TrueAnalytics software is integrated with our TrueComp software, organizations can quickly turn insight into incentive plan changes to align sales behavior with key business objectives. Callidus TrueAnalytics software was made generally available in the fourth quarter of 2005.

TrueResolution Software
      Our TrueResolution software is a rules-based application that streamlines and automates the resolution of incentive compensation disputes, thereby reducing the associated cost and diversion of management and sales resources. Scaleable for the largest sales channel organizations, the TrueResolution application eliminates manual, error-prone sales operation processes and allows dispute resolution to be initiated from the field where the majority of disputes originate. Our TrueResolution software automates functions such as changes, transfers and splits to territory assignments, quota adjustments, organizational changes and payee information updates. The TrueResolution application enables sales professionals and business partners to submit and track their claims through a completely web-based self-service workflow process, which automates the evaluation, routing, resolution and approval of day-to-day requests and consistently communicates payment and resolution status to sales people. The TrueResolution application keeps management informed of changes that may affect compensation, produces an audit trail for all requests and resolutions, reduces errors and the risk of fraud and promotes enforcement of enterprise policies. The TrueResolution application was initially shipped in the second quarter of 2002.
Technology
      Our products are based on our proprietary TrueComp Manager rules engine, which is implemented on our scalable TrueComp Grid computing architecture. This technology offers our customers high degrees of functionality and flexibility coupled with the scalability and reliability that enables them to maximize the return on investment in their EIM systems.
Customers
      While our products can serve the pay-for-performance program needs of all companies, we have focused principally on five key markets: insurance, manufacturing technology and life sciences, retail and distribution, retail banking and telecommunications. Because we have historically licensed our products to customers primarily on a perpetual basis, our quarterly product license revenues are substantially dependent on product sales to new customers. In 2005, BellSouth and Cingular each accounted for more than 10% of our total revenues. In 2004, IBM accounted for more than 10% of our total revenues, including instances where IBM acted as a reseller of our products. In 2003, no single customer accounted for 10% or more of our revenues. United States revenues represented 92%, 91%and 91% of our total revenues in 2005, 2004 and 2003, respectively. The remaining amounts of revenue in each of the past three years have been generated in Europe and the Asia Pacific region.
Services
      We provide a full range of services to our customers, including professional services, maintenance and technical support services, on-demand and managed services and educational services.
      Professional Services. We provide integration and configuration services to our customers and partners. These services include the installation of our software, identification and sourcing of legacy data, configuration of TrueComp application rules necessary to create compensation plans, creation of custom reports, integration of our software other products including Callidus TrueAnalytics, TrueResolution and TrueInformation and other general testing and tuning services for our software. Our customers can select us or one of our implementation partners to perform the installation and other professional services they desire. We also provide services to our implementation partners to aid them in certain projects and training programs. Additionally, we provide Callidus Strategic Services to help customers optimize incentive compensation business processes and management capability. The professional services we perform are generally done on a time and materials basis.
      Maintenance and Technical Support Services. We have maintenance and technical support centers in the United States, the United Kingdom and Australia. We currently offer two levels of support, standard and premium, which are generally provided on a yearly basis. Under both levels of support, our customers are provided with on-line access to our customer support database, telephone support and all product enhancements and new releases. In the case of premium support, our customers are provided with access to a Callidus support engineer 24 hours a day, 7 days a week. In addition, our customers who subscribe to standard or premium support can purchase an on-site resource support option.
      On-demand and Managed Services. We recently began offering hosting services for our software applications to customers who prefer an on-demand or software-as-a-service model. We also provide on-site management and operational services also known as Managed Services to customers for day-to-day management of our software applications installed on their premises. Both of these services are generally offered on a recurring fee basis and were launched in late 2005. As of December 31, 2005, we had no revenues from hosting services.
      Education Services. We offer our customers a full range of education services including computer and web-based training, classroom training and on-site customer training. We provide classes for all of our products to our customers and provide educational services to our partners on a scheduled and as-requested basis.

Sales and Marketing
      We sell and market our software through a direct sales force and in conjunction with our partners. In the United States, we have sales and service offices in Austin, Atlanta, Chicago, New York and San Jose. Outside the United States, we have sales and service offices in the United Kingdom and Australia.
      Sales. Our direct sales force, consisting of account executives, subject matter experts, technical pre-sales engineers and field management, is responsible for the sale of our products to global enterprises across multiple industries and is organized into geographic and industry territories. Our alliance sales team is responsible for business development and managing our relationships with a growing number of business partners globally. Our telesales team is responsible for generating new qualified opportunities and following up on marketing campaigns.
      Marketing. Our marketing activities include product, service and industry marketing functions as well as marketing communications. Product marketing is responsible for defining new product requirements, managing product life cycles, and generating content for sales collateral and marketing programs. We increase awareness of our company and generate sales leads for our products and services through print and web-based advertising, press and analyst relations, seminars, direct mail and customer and partner events. Additionally, our web site is used to educate our customers and prospects about our products and services and to generate leads. Our customer advocacy team works closely with our customers to understand their current and future needs and to gain new customer references.
Strategic Relationships
      We actively promote and maintain strategic relationships with systems integration partners, management consulting firms, independent software vendors and technology platform providers. These relationships provide customer referrals and co-marketing opportunities that expand our potential customer base. In addition, these relationships leverage our primary business model by outsourcing integration and configuration services and allowing us to expand and focus on software license sales.
      On a national and global basis, we have established strong alliances with Accenture and IBM. Both provide systems integration, implementation and configuration services. We have further enhanced our relationship with IBM from a technology perspective by optimizing our products on platforms such as Websphere, DB/2 and AIX.
      In addition to working with global business partners, we also maintain relationships with smaller and more specialized companies such as Compensation Technologies and Iconixx Corporation. These relationships provide us with a new business referral base, compensation consulting and augmentation of our professional services, including the implementation of our products.
      Although all of our strategic relationships have been built on a strong foundation over the past few years, they are non-exclusive and either party may enter into similar relationships with other parties.
Research and Development
      Our research and development organization consists of experienced software engineers, software quality engineers and technical writers. We organize the development staff along product lines, with an engineering services group providing centralized support for technical documentation and advanced support. We employ advanced software development tools, including automated testing, performance monitoring, source code control and defect tracking systems. In 2005, 2004, and 2003, we recorded research and development expenses of $12.4 million, $13.4 million, and $11.0 million, respectively.
Competition
      Our principal competition comes from established ERP vendors including Oracle and SAP, CRM vendors including Siebel Systems (acquired by Oracle in January 2006), pure-play EIM vendors including

Centive and Synygy, and internally developed software solutions. We believe that the principal competitive factors affecting our market are:

•	industry-specific domain expertise;

•	scalability and flexibility of solutions;

•	superior customer service; and

•	functionality of solutions.
      We believe that we compete effectively with the established ERP and CRM companies due to our established market leadership, domain expertise, rules-based application software and highly scalable software architecture. EIM systems are generally not part of these vendors’ core product offerings, whereas we believe we have more fully developed the domain expertise necessary to meet the dynamic requirements of today’s complex pay-for-performance programs.
      We believe that we compete effectively with the pure-play EIM system vendors due to our established market leadership, robust, scalable architecture and commitment to customer service. While each of the pure-play EIM system vendors has domain knowledge of the EIM market, we believe that we have developed the superior scalability demanded by the telecommunications, retail banking and insurance markets. Additionally, we have created substantial product differentiation by adding features into our products that are specific to each of our target markets.
      We also believe that our products offer a more cost-effective and complete alternative to internally developed solutions. Internally-developed solutions are generally expensive, inflexible and difficult to maintain for large companies with complex pay-for-performance programs, thereby increasing total cost of ownership and limiting the ability to implement pay-for-performance programs that effectively address targeted business objectives.
      Although we believe that our products and services currently compete favorably with those of our competitors, the market for EIM products is in its early stages and is rapidly evolving. Many of our competitors and potential competitors have significantly greater financial, technical, marketing, service and other resources. Many of these companies also have a larger installed base of users, longer operating histories and greater name recognition. Our competitors may also be able to respond more quickly to changes in customer requirements or may announce new products, services or enhancements that better meet the needs of customers or changing industry standards. In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Increased competition may cause price reductions, reduced gross margins and loss of market share.
Intellectual Property
      Our success and ability to compete is dependent, in part, on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We rely primarily on a combination of copyrights, trade secrets, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. We also recently started a patent registration program within the United States and have an ongoing trademark registration program pursuant to which we register some of our product names, slogans and logos in the United States and in some foreign countries. However, due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more advantageous than patent and trademark protection.
      We license our software directly to customers. These license agreements, which address our technology, documentation and other proprietary information, include restrictions intended to protect and defend our intellectual property. These licenses are generally non-transferable and perpetual. We also require all of our employees, contractors and many of those with whom we have business relationships to sign non-disclosure and confidentiality agreements.

      Some of our products include third-party software that we use based on rights granted under license agreements. While third-party software comprises important elements of our product offerings, it is commercially available and we believe there are other commercially available substitutes that can be integrated with our products on reasonable terms. In certain cases we also believe we could develop substitute technology to replace these products if these third-party licenses were no longer available on reasonable terms.
Employees
      As of December 31, 2005, we had a total of 300 employees. Of those employees, 57 were in sales and marketing, 74 were in research and development, 137 were in professional services, technical support and training, and 32 were in finance and administration. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Executive Officers
      The following table sets forth certain information with respect to our executive officers as of March 1, 2006:

			Director or
			Executive
			Officer
Name	Age	Position	Since

Robert H. Youngjohns	54	President; Chief Executive Officer	2005
Ronald J. Fior	48	Vice President, Finance; Chief Financial Officer	2002
Robert W. Warfield	44	Senior Vice President, Engineering and Chief Technology Officer	2001
Richard D. Furino	51	Vice President, Worldwide Client Services	2004
Shanker S. Trivedi	49	Vice President and Chief Marketing Officer	2005
Leslie J. Stretch	44	Vice President, Worldwide Sales	2005
Brian E. Cabrera	40	Vice President of Operations, General Counsel and Secretary	2005
      Robert H. Youngjohns has served as our President and Chief Executive Officer since May 2005. From 1995 to May 2005, Mr. Youngjohns was employed with Sun Microsystems, Inc., a computer networking company, in a variety of roles including Executive Vice President of Strategic Development and Sun Financing from 2004 to May 2005, Executive Vice President of Global Sales Operations from 2002 to 2004, and Vice President of Europe, the Middle East and Africa from 1998 to 2002. Prior to joining Sun Microsystems, Inc., Mr. Youngjohns spent 18 years at IBM Corporation, an information technology company, during which time he rose to the position of Director of IBM Corporation’s EMEA RS/6000 business. Mr. Youngjohns holds an M.A. in physics and philosophy from Oxford University.
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
      Robert W. Warfield has served as our Senior Vice President of Engineering and Chief Technology Officer since July 2004. Since joining us, Mr. Warfield has also served as our Vice President of Engineering from December 2001 to July 2004. From 1998 to 2001, Mr. Warfield served as Executive Vice President of

Products and Services and Chief Technology Officer at iMiner, an information mining company. From 1997 to 1998, Mr. Warfield served as Vice President of Research and Development at Rational Software, a provider of software development applications. From 1996 to 1997, Mr. Warfield served as Vice President of Research and Development and Chief Technology Officer at Integrity QA Software, a provider of software development applications. Mr. Warfield holds a B.A. in Computer Science from Rice University.
      Richard D. Furino has served as our Vice President of Client Services since December 2005. Since joining us, Mr. Furino has also served as our Vice President Consulting Service from July 2004 to November 2005 and as Vice President of Western Consulting Service from November 2003 to June 2004. From August 2001 to October 2003, Mr. Furino served as Senior Vice President of the Technology Solutions Group for Washington Mutual, a consumer finance and mortgage company. From March 2000 to May 2001, Mr. Furino served as Chief Technology Officer for Creative Planet, a privately owned internet start-up company. From February 1997 until February 2000, Mr. Furino served as President and COO for Countrywide Technology Solutions, an arm of an international joint venture established by Countrywide to originate and service loans in the United Kingdom. Prior to this, Mr. Furino served for two years as Vice President of Integration Services and Software Engineering for Great Western Bank and for four years as a Senior Manager at KPMG LLP. Mr. Furino holds a Master of Business Administration and Bachelor of Science Finance from California State University Long Beach.
      Shanker S. Trivedi has served as our Vice President and Chief Marketing Officer since September 2005. Prior to joining Callidus, Mr. Trivedi served in a variety of roles at Sun Microsystems between 1996 and 2005. He was Vice President, Global Data Center Solutions, Client Services Organization from 2003 to 2005, Vice President, Field Marketing, Global Sales Organization from 2001 to 2003, Vice President & Managing Director, Sun (UK & Ireland) from 1998 to 2001, Partner Sales Director, Sun (UK & Ireland) from 1997 to 1998. Prior to Sun Microsystems, Mr. Trivedi held senior marketing positions at IBM (EMEA) and ICL (UK). Mr. Trivedi also serves on the Board of Directors of Clearspeed Technology plc and Softsol India Ltd. Mr. Trivedi holds an M.B.A. from IIM Calcutta and a M.S. in Mathematics and Computing from IIT Delhi.
      Leslie J. Stretch has served as our Vice President, Worldwide Sales since November 2005. Mr. Stretch has served on the board of directors of Zeus Technology, a leading web traffic management software company since March 2005. Prior to joining Callidus, Mr. Stretch served as interim CEO for The Hamsard Group, plc. in the United Kingdom from April 2005 to September 2005. Previously, Mr. Stretch served in a variety of roles at Sun Microsystems, most recently as Senior Vice President of Global Channel Sales from January 2005 to April 2005, UK Vice President and Managing Director from February 2003 to January 2005, and UK Sales Director from May 1996 to February 2003. Prior to joining Sun Microsystems, Mr. Stretch served in a variety of roles at Oracle Corporation, U.K. including Director of Retail and Commercial Business UK from June 1995 to June 1996, Branch Manager Western Canada from 1994 to 1995, and Branch Manager Scotland from 1989 to 1994. Mr. Stretch holds a B.A. in Economics and Economic History from the University of Strathclyde and a Postgraduate Diploma in Computer Systems Engineering from the University of Edinburgh.
      Brian E. Cabrera has served as our Vice President and General Counsel since August 1999. From 1998 to 1999, Mr. Cabrera served as Chief Operations Counsel at PeopleSoft, Inc., an enterprise software company. From 1995 to 1998, Mr. Cabrera served as Senior Legal Counsel at Netscape Communications, Inc., an internet software company and from 1993 to 1995, Mr. Cabrera served as Legal Counsel at Silicon Graphics, Inc., a computer hardware manufacturer. From 1989 to 1993, Mr. Cabrera was an associate with Bronson, Bronson & McKinnon, a law firm. Mr. Cabrera holds a Bachelor of Arts in Political Science and Philosophy and a Masters in Public Policy from the University of Southern California, as well as a Juris Doctorate from the University of Southern California Law School. Mr. Cabrera is licensed to practice law in the State of California.
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
      In July 2004, a purported securities class action complaint was filed in the United States District Court for the Northern District of California against us and certain of our present and former executives and directors. Lead plaintiff and lead counsel were appointed by the Court and on November 29, 2004, plaintiff filed a consolidated amended class action complaint (“Complaint”). The Complaint alleged that we and certain individual defendants made materially false or misleading statements or omissions in violation of the federal securities laws during the period of January 22, 2004 through June 23, 2004 (the “Class Period”). The Complaint sought to recover damages on behalf of anyone who purchased or otherwise acquired our stock during the Class Period. Following our motion to dismiss, the complaint was initially dismissed with leave to amend in 2005 and, following plaintiffs’ acknowledgement that they could not amend, the action was dismissed with prejudice.
      In July and October 2004, two derivative complaints were filed in state and federal court, respectively, against certain of our present and former executives and directors (the “Derivative Complaints”). The Derivative Complaints allege state law breach of fiduciary duty claims arising out of the underlying matters alleged in the securities Complaint identified above. The state court derivative plaintiff has agreed to stay his case and has joined in a first amended complaint filed in the federal derivative case. The Company filed a motion to dismiss the amended complaint in October 2005. The federal court denied the defendants’ motion to dismiss the complaint on March 13, 2006.
      In addition, we are from time to time a party to various other litigation matters incidental to the conduct of our business, none of which, at the present time is likely to have a material adverse effect on the Company’s future financial results.
      In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2005, we had not recorded any such liabilities in accordance with SFAS 5. We believe that we have valid defenses with respect to the legal matters pending against us.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock has been traded on the Nasdaq National Market under the symbol “CALD” since our initial public offering in November 2003. The following table sets forth, for the periods indicated, the high and low closing sales prices reported on the Nasdaq National Market.

	High	Low

Fiscal year ending December 31, 2006:
First quarter (through March 23, 2006)	$4.79	$4.00

	High	Low

Fiscal year ending December 31, 2005:
Fourth quarter	$4.60	$3.65
Third quarter	$3.82	$2.99
Second quarter	$4.14	$2.96
First quarter	$5.71	$4.00

	High	Low

Fiscal year ended December 31, 2004:
Fourth quarter	$5.89	$3.80
Third quarter	$5.20	$3.10
Second quarter	$8.51	$5.01
First quarter	$19.99	$8.51
      As of March 23, 2006, there were 27,352,880 shares of our common stock issued and outstanding and held by 106 stockholders of record.
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
      The following selected consolidated financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report. The selected consolidated statement of operations financial data for each of the years in the three-year period ended December 31, 2005, and as of December 31, 2005 and 2004, are derived from our consolidated financial statements data that have been included in this annual report. The selected statement of operations data for each of the years in the two year period ended December 31, 2002 and the selected consolidated balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our consolidated financial statements that have not been included in this annual report.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
License revenues	$17,843	$12,758	$37,526	$9,820	$6,860
Maintenance and service revenues	43,610	45,936	34,208	16,766	16,033

Total revenues	61,453	58,694	71,734	26,586	22,893
Cost of revenues:
License revenues	377	774	1,909	814	650
Maintenance and service revenues	30,175	32,070	25,746	14,212	13,103
Impairment of purchased technology	—	1,800	—	—	—

Total cost of revenues	30,552	34,644	27,655	15,026	13,753

Gross profit (exclusive of stock-based compensation as shown below)	30,901	24,050	44,079	11,560	9,140
Operating expenses:
Sales and marketing	18,778	20,577	20,813	13,527	12,003
Research and development	12,380	13,415	10,963	11,118	10,659
General and administrative	9,309	7,493	6,323	5,053	4,859
Impairment of intangible assets	—	1,994	—	—	—
Restructuring expenses	—	1,488	—	—	—
Stock-based compensation(1)	544	5,585	4,577	424	1,878

Total operating expenses	41,011	50,552	42,676	30,122	29,399

Income (loss) from operations	(10,110)	(26,502)	1,403	(18,562)	(20,259)
Interest and other income (expense), net	1,491	1,094	(301)	(445)	(585)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(8,619)	(25,408)	1,102	(19,007)	(20,844)
Provision (benefit) for income taxes	(14)	75	267	—	—

Income (loss) before cumulative effect of change in accounting principle	(8,605)	(25,483)	835	(19,007)	(20,844)
Cumulative effect of change in accounting principle	—	—	—	(123)	—

Net income (loss)	$(8,605)	$(25,483)	$835	$(19,130)	$(20,844)

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Net income (loss) per share:
Basic	$(0.33)	$(1.04)	$0.06	$(13.98)	$(17.24)
Diluted	$(0.33)	$(1.04)	$0.04	$(13.98)	$(17.24)

Weighted average shares:
Basic(2)	26,268	24,419	4,003	1,368	1,286
Diluted(2)	26,268	24,419	21,294	1,368	1,286

	Year Ended December 31,

	2005	2004	2003	2002	2001

(1)Stock-based compensation consists of:
Cost of maintenance and service revenues	$109	$481	$852	$95	$309
Sales and marketing	(226)	1,217	1,444	73	726
Research and development	226	1,061	1,148	119	399
General and administrative	435	2,826	1,133	137	444

Total stock-based compensation	$544	$5,585	$4,577	$424	$1,878

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments(2)	$63,705	$59,817	$80,266	$12,833	$12,034
Total assets	80,644	78,489	102,199	20,695	19,664
Working capital	54,962	58,872	77,319	650	6,971
Long-term debt, less current portion	—	48	520	986	439
Total liabilities	22,493	15,457	20,701	18,602	8,974
Total stockholders’ equity	58,151	63,032	81,498	2,093	10,690

(2)	We completed our initial public offering of shares of common stock in November 2003, which resulted in an increase in weighted average shares and cash equivalents and short-term investments, beginning with the year ended December 31, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of 2005 Results
      We are a leading provider of Enterprise Incentive Management (EIM) software systems to global companies across multiple industries. Large enterprises use EIM systems to model, administer, analyze and report on incentive compensation, or pay-for-performance plans, which compensate employees and business partners for the achievement of targeted quantitative and qualitative objectives, such as sales quotas, product development milestones and customer satisfaction. We sell our EIM products both directly through our sales force and indirectly through our strategic partners pursuant to perpetual or term software licenses, and offer professional services, including configuration, integration and training, generally on a time and materials basis. We also generate maintenance and support revenues associated with our product licenses, which are recognized ratably over the term of the maintenance agreement.
      In 2005, we had significant changes to our management team. In May, we hired Robert Youngjohns as our new president and chief executive officer. In September, we hired Shanker Trivedi as vice president, chief marketing officer and Andrew Armstrong as vice president of sales in the Europe, Middle East and Africa region. In November, we hired Leslie Stretch as our vice president of worldwide sales. We also announced the appointments of William Binch and Michele Patton to our Board of Directors in 2005. We consider the hiring and appointment of these seasoned individuals as key additions to our leadership team needed to refine and build on our near and long-term business strategies.
      New products and services released in 2005 included TrueComp Enterprise, the fifth generation of our product suite, in September and Callidus TrueAnalytics, our first new application in over two years, in December. New service offerings, released in the fourth quarter, include managed service solutions, compensation strategy consulting, and workflow solution packs. We have also introduced a hosted or on-demand offering for customers who prefer a “software as a service” model.
      In 2005, our total revenues increased by 5% to $61.5 million from $58.7 million in 2004. This increase was the result of a 40% increase in license revenues, partially offset by a 5% decrease in maintenance and service revenues in 2005 compared to 2004. The positive change in license revenues was driven by an increase in the number of sales to both new and existing customers. As a result of this substantial increase in higher-margin license revenues, our overall gross margin increased to 50% in 2005, compared to 41% in the prior year.
      Operating expenses decreased by 19%, to $41.0 million in 2005 compared to $50.5 million in 2004. This decrease was primarily the result of a $5.0 million decrease in stock-based compensation, a $2.0 million decrease in impairment charges, a $1.5 million decrease in restructuring charges, a $1.8 million reduction in sales and marketing and a $1.0 million reduction in research and development expenses in 2005 compared to 2004. These reductions were partially offset by a $1.8 million increase in general and administrative expenses in 2005.
      As a result of the significant increase in license revenues and lower operating expenses, our net loss decreased in 2005 to $8.6 million, compared with a net loss in 2004 of $25.5 million. Our cash, cash equivalents and short-term investments increased by $3.9 million in 2005 ending the year at $63.7 million.
      From a business perspective, we have a number of sales opportunities in process and many additional opportunities coming from our sales pipeline; however, we continue to experience wide variances in the timing and size of our license transactions and the timing of revenue recognition resulting from greater flexibility in licensing terms. We believe one of our major challenges is increasing prospective customers’ prioritization of purchasing our products over competing IT projects. To address these challenges, we are refocusing our marketing efforts on the strategic benefits of our products, continuing to invest in the development of new modules for our TrueComp suite to broadening and increasing its strategic value, being more flexible and innovative in our licensing terms and in the methods we use to deliver our products. We believe these initiatives will, over time, increase the strategic value of our products and help us better realize the market opportunity ahead of us.

      If we are unable to convince potential customers of the value proposition of our products, and if our market does not improve, we may be unable to return to profitability or to levels of sales achieved in 2003. In addition to these risks, our future operating performance is subject to the risks and uncertainties described in “Factors that could affect future results.”
Application of Critical Accounting Policies and Use of Estimates
      The discussion and analysis of our financial condition and results of operations which follows is based upon our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The application of GAAP requires our management to make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosure regarding these items. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected.
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
      Residual Method. License fees are recognized upon delivery when licenses are either sold separately from integration and configuration services, or together with integration and configuration services, provided that (i) the criteria described below have been met, (ii) payment of the license fees is not dependent upon performance of the integration and configuration services, and (iii) the services are not otherwise essential to the functionality of the software. We recognize these license revenues using the residual method pursuant to the requirements of Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions”. Under the residual method, revenues are recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each undelivered element.
      We allocate revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. For a certain class of transactions, the fair value of the maintenance portion of our arrangements is based on stated renewal rates rather than stand-

alone sales. The fair value of the professional services portion of the arrangement is based on the hourly rates that we charge for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.
      Contract Accounting Method. For arrangements where services are considered essential to the functionality of the software, such as where the payment of the license fees is dependent upon performance of the services, both the license and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. We generally use the percentage-of-completion method because we are able to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion. However, if we cannot make reasonably dependable estimates, we use the completed-contract method. If total cost estimates exceed revenues, we accrue for the estimated loss on the arrangement.
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

Delivery. We consider delivery to have occurred when media containing the licensed programs is provided to a common carrier, or in the case of electronic delivery, the customer is given access to the licensed programs. Our typical end-user license agreement does not include customer acceptance provisions.

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
      We anticipate that subscription revenues, which include term licensing arrangements and fees from hosting services for our software applications to customers who prefer an on-demand or software-as-a-service model, will be recognized ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced will be recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We recently began offering hosting services and as of December 31, 2005, we had no such subscription revenues.

Allowance for Doubtful Accounts and Sales Return Reserve
      We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our consolidated balance sheets, totaled approximately $480,000 and $320,000 at December 31, 2005 and December 31, 2004, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debts experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.
      We generally guarantee that our services will be performed in accordance with the criteria agreed upon in a statement of work, which we generally execute with each applicable customer prior to commencing work. Should these services not be performed in accordance with the agreed upon criteria, we would provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists”, management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues, if for any period, actual returns differ from management’s judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our consolidated balance sheets, was approximately $310,000 and $537,000 at December 31, 2005 and December 31, 2004, respectively.

Impairment of Purchased Technology and Intangible Assets
      In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. In 2004, as a result of a decline in financial performance, we assessed whether the purchased technology and other intangible assets acquired from Cezanne Software were impaired. We compared the carrying amount of the asset group to its estimated undiscounted future cash flows. Based on this assessment, we determined the asset group had no value and recorded an impairment charge of $1.8 million as a cost of revenues and $2.0 million as an operating expense. The $1.8 million impairment related to unamortized capitalized software costs. The $2.0 million impairment consisted of a $1.9 million impairment to an assembled workforce intangible asset and an approximately $66,000 impairment of a favorable lease asset. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance, market conditions, and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. As of December 31, 2005, we had no remaining intangible assets.

Stock-Based Compensation
      Through the end of 2005, we adopted SFAS 123, “Accounting for Stock-Based Compensation”, but in accordance with SFAS 123, we have elected not to apply fair value-based accounting for our employee stock option plans. Instead, we measure compensation expense for our employee stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB)  25, “Accounting for Stock Issued to Employees”, and related interpretations. We record deferred stock-based compensation to the extent the fair value of our common stock for financial accounting purposes exceeds the exercise price of stock options granted to employees on the date of grant, and amortize these amounts to expense using the accelerated method over the vesting schedule of the options, which is generally four years. For options granted after our initial public offering, the fair value of our common stock is its closing price on the Nasdaq stock market on the date of grant. For options granted prior to our initial public offering, the deemed fair value of our common stock was determined by our board of directors. The board of directors determined the deemed fair value of our common stock by considering a number of factors, including, but not limited to, our operating performance, significant events in our history, issuances of our convertible preferred stock, trends in the broad market for technology stocks and the expected valuation to be obtained in an initial public offering. Had different assumptions or criteria been used to determine the deemed fair value of the stock options, materially different amounts of stock compensation expenses could have been reported. We recorded deferred stock-based compensation of approximately $0.1 million, $0 and $13.1 million in the years ended December 31, 2005, 2004 and 2003, respectively. Amortized stock-based compensation expense, net was approximately $0.5 million, $5.6 million and $4.6 million in the years ended December 31, 2005, 2004 and 2003, respectively.
      As required by SFAS 123, as modified by SFAS 148, “Accounting for Stock Based Compensation  — Transition and Disclosure — an Amendment of FASB Statement No. 123”, we provide pro forma disclosure of the effect of using the fair value-based method of measuring stock-based compensation expense. For purposes of the pro forma disclosure, we estimate the fair value of stock options issued to employees using the Black-Scholes option valuation model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected life of options and our expected stock price volatility. Therefore, the estimated fair value of our employee stock options could vary significantly as a result of changes in the assumptions used. See Note 1 to our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
      Beginning in the first quarter of 2006, we will account for stock options using the fair value method under FASB Statement No. 123R (revised 2004), “Shared-Based Payment” (SFAS 123R), which will significantly increase our stock-based compensation expense in our statement of operations. Please see our “Recent Accounting Pronouncements” for additional discussion of SFAS No. 123R.

Income Taxes
      We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We provided a full valuation allowance against our net deferred tax assets at December 31, 2005 and 2004. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment and is subject to audit by tax authorities in the ordinary course of business.
Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123R will be effective for annual periods beginning after June 15, 2005 and, accordingly, we will adopt the new accounting provisions effective January 1, 2006.
      Upon the adoption of SFAS No. 123R, we can elect to recognize stock-based compensation related to employee equity awards in our consolidated statements of operations using the fair value method on a modified prospective basis and disclose the pro forma effect on net income or loss assuming the use of the fair value method in the notes to the consolidated financial statements for periods prior to adoption or we can elect to adopt the new principle on a retrospective basis, in which case we would restate previously reported operating results. Further, we are required to adopt one of the fair value methods described in SFAS 123R for measuring compensation expense. We believe we will use the Black-Scholes fair value method. Since we currently account for equity awards granted to our employees using the intrinsic value method under APB No. 25, the adoption of SFAS No. 123R is expected to have a significant impact on our results of operations.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for us beginning January 1, 2006.
      In November 2005, the FASB issued FSP No. 115-1/124-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments”(FSP 115-1/124-1). FSP 115-1/124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. Additionally FSP 115-1/124-1 includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. FSP 115-1/124-1 is effective for annual periods beginning after December 15, 2005 and, accordingly, we will adopt the new accounting provisions as of January 1, 2006. We do not expect the adoption of FSP 115-1/124-1 to have a material impact on our consolidated financial position, results of operations or cash flows.
Results of Operations

Comparison of the Years Ended December 31, 2005 and 2004

Revenue, Cost of Revenues and Gross Margin
      The table below sets forth the changes in revenue, cost of revenue and gross profit from 2005 to 2004 (in thousands, except percentage data):

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Total	December 31,	of Total	Increase	Year Over
	2005	Revenue	2004	Revenue	(Decrease)	Year

Revenues:
License	$17,843	29%	$12,758	22%	$5,085	40%
Maintenance and service	43,610	71%	45,936	78%	(2,326)	(5)%

Total revenues	$61,453	100%	$58,694	100%	$2,759	5%

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Related	December 31,	of Related	Increase	Year Over
	2005	Revenue	2004	Revenue	(Decrease)	Year

Cost of revenues:
License	$377	2%	$774	6%	$(397)	(51)%
Maintenance and service	30,175	69%	32,070	70%	(1,895)	(6)%
Impairment of purchase technology	—		1,800		(1,800)	(100)%

Total Cost of revenues	30,552		34,644		(4,092)

Gross profit	$30,901	50%	$24,050	41%	$6,851	28%

Revenues
      License Revenues. License revenues increased $5.1 million or 40% in 2005 primarily due to an increase in sales to new and existing customers. The average license revenue per transaction in 2005 was $0.7 million compared to $0.5 million in 2004. We had six transactions in 2005 with a license value over $1.0 million compared to four such transactions in 2004. In 2006, we expect our license revenues to continue to fluctuate from quarter to quarter since we generally complete a relatively small number of transactions in a quarter and the prices on those software license sales can vary widely.
      Maintenance and Service Revenues. Maintenance and service revenues decreased by $2.3 million or 5% in 2005. The decrease is the result of a $4.9 million, or 14%, decline in our consulting service revenues, partially offset by a $2.5 million, or 18%, increase in maintenance revenues. The decrease in service revenues is primarily due to an increase in implementations being performed by third parties. In the fourth quarter of 2005, $0.8 million of services performed was deferred instead of recognized because we determined that collection was not probable at the time the services were performed as a result of a single customer dispute. Maintenance revenues increased as a result of existing customer maintenance renewals as well as new customer maintenance agreements in 2005. We plan to expand our services organization in 2006 to support our new services offerings, including on-demand and managed services, compensation consulting and workflow solution packs. While we expect this expansion to result in increased service revenues, but possibly at a lower related gross margin as we invest in the business to achieve this growth overall. Service revenues may be negatively impacted to the extent a larger portion of our customers select a third-party to implement our software rather than us. We expect continued growth in maintenance revenues in 2006 driven by product sales to new customers and renewals on existing contracts.

Cost of Revenues and Gross Margin
      Cost of License Revenues. Cost of license revenues decreased by $0.4 million or 51% in 2005 primarily due to lower royalty payment obligations to third parties. In 2004, we recorded $0.2 million of amortization expense from purchased technology related to our TruePerformance product. We do not anticipate any changes to our third-party technology agreements in 2006. Accordingly, we expect license gross margins to remain at or above 95% for 2006.
      Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues decreased by $1.9 million or 6% in 2005. The decrease was primarily the result of a reduction in maintenance and service revenues as discussed above.
      Impairment of Purchased Technology. We discontinued our TruePerformance product in July 2004. Based on our assessment of estimated undiscounted future cash flows, we determined the asset had no value. Accordingly, in 2004, we recorded an impairment charge of $1.8 million related to our unamortized capitalized software costs. See Note 4 to our consolidated financial statements for further discussion.

      Gross Margin. Our overall gross margin increased to 50% in 2005 from 41% in 2004. The increase in our gross margin is attributable primarily to the shift in revenue mix to higher margin license revenues, which represented 29% of our total revenues in 2005 compared to 22% of total revenues in 2004. In the future, we expect our gross margins to fluctuate depending on the mix of license versus maintenance and service revenues recorded as well as stock-based compensation resulting from the adoption of SFAS 123R.

Operating Expenses
      The table below sets forth the changes in operating expenses from 2005 to 2004 (in thousands, except percentage data):

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Total	December 31,	of Total	Increase	Year Over
	2005	Revenue	2004	Revenue	(Decrease)	Year

Operating expenses:
Sales and marketing	$18,778	31%	$20,577	35%	$(1,799)	(9)%
Research and development	12,380	20%	13,415	23%	(1,035)	(8)%
General and administrative	9,309	15%	7,493	13%	1,816	24%
Impairment of intangible asset	—	—%	1,994	3%	(1,994)	(100)%
Restructuring expenses	—	—%	1,488	3%	(1,488)	(100)%
Stock-based compensation	544	1%	5,585	10%	(5,041)	(90)%

Total operating expenses	$41,011	67%	$50,552	86%	$(9,541)	(19)%

      Sales and Marketing. Sales and marketing expenses in 2005 decreased 9% compared to 2004. The decrease was primarily due to declines in personnel costs of $2.4 million from lower headcount, travel expenses of $0.7 million, contract employees of $0.5 million and facilities expense of $0.3 million. The decreases were partially offset by an increase in commission expense of $2.1 million. Excluding commissions, which vary as a function of sales, we expect sales and marketing expenses to increase in 2006 as we invest in our business by growing our sales force and increasing our marketing efforts to drive further revenue growth.
      Research and Development. Research and development expenses decreased 8% in 2005 compared to 2004. The decrease was primarily attributable to the discontinuation in 2004 of our TruePerformance product, including decreases in personnel costs from headcount reduction of $0.3 million and outside professional fees of $0.7 million. We expect our research and development expense will increase in 2006 due to a planned increase in headcount associated with an acceleration of our product development efforts.
      General and Administrative. General and administrative expenses increased 24% in 2005 compared to 2004. The increase in general and administrative expenses is primarily attributable to a $1.1 million increase in personnel costs associated with an increase in headcount, $0.5 million increase in external professional fees to document our internal controls related to Section 404 of the Sarbanes-Oxley Act and a $0.2 million increase primarily related to the recruitment of our new chief executive officer and other management personnel. We expect general and administrative expenses to increase in 2006 primarily due to external audit and professional fees to document and test our compliance with Section 404 of the Sarbanes-Oxley Act. Although we incurred some costs in 2005 related to compliance with Section 404, we determined on June 30, 2005 that we were not an accelerated filer and would not need to obtain internal or external opinions on internal controls related to Section 404 for 2005. Accordingly, our Section 404 costs were lower in 2005 than originally anticipated at the beginning of the year.
      Impairment of Intangible Assets. In connection with our decision to discontinue the TruePerformance product, during 2004 we recorded impairment charges of $1.9 million related to the write-off of the purchased assembled workforce and approximately $66,000 for a favorable lease.

      Restructuring expenses. During 2004, we undertook a restructuring plan that included discontinuing our TruePerformance product line and eliminating 36 positions or 10% of our workforce, including our TruePerformance development team in Italy. We recorded restructuring charges of $1.5 million in 2004, most of which related to employee termination costs. All restructuring costs were paid in 2004.
      Stock-based Compensation. Stock-based compensation expense decreased 90% from 2005 compared to 2004. The decrease in stock-based compensation in 2005 was primarily due to the reversal of expense previously recognized on unvested pre-IPO options that were cancelled. Additionally, the Company recorded a charge in 2004 of $1.7 million resulting from the modification of stock options associated with the resignation of our former president and chief executive officer. The reduction in stock-based compensation was partially offset by an additional $159,000 of expense related to the modification of stock options associated with the resignation of our senior vice president of operations in the first quarter of 2005. In 2006, we expect stock-based compensation to increase as we will be required to comply with the new accounting standard, SFAS No. 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement at the time of the grant based on their fair values. We are in the process of assessing the impact this revised standard will have on our financial results. We currently expect that the impact will be material.

Other Items
      The table below sets forth the changes in other items from 2005 to 2004 (in thousands, except percentage data):

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Total	December 31,	of Total	Increase	Year Over
	2005	Revenue	2004	Revenue	(Decrease)	Year

Other income (expense), net:
Interest expense	$(19)	0%	$(122)	0%	$(103)	(84)%
Interest and other income, net	1,510	2%	1,216	2%	294	24%

Total other income (expense), net	$1,491	2%	$1,094	2%	$397	36%

Provision for income taxes	$(14)	0%	$75	0%	$(89)	(119)%

Interest Expense and Other Income, Net
      Interest expense decreased 84% from 2005 compared to 2004. Interest expense paid on outstanding debt decreased by approximately $103,000 due to lower average outstanding balances in 2005 compared to 2004. In 2005, we repaid all of our outstanding debt. Additionally, amortization of loan discounts associated with warrants granted in connection with our credit facility was zero in 2005 compared to $0.1 million in 2004, as the warrants were fully amortized as of December 31, 2004.
      Interest and other income, net increased 24% in 2005 compared to 2004. The increase was primarily attributable to the increase in interest income generated from investments as a result of higher interest rates in 2005.

Provision for Income Taxes
      The provision for income taxes decreased 119% in 2005 compared to 2004. We recorded a benefit from income taxes of approximately $14,000 in 2005. The benefit relates to tax credits, tax refunds and the benefit of losses in foreign jurisdictions partially offset by state net worth taxes. In 2004, a provision for income taxes of $75,000 was recorded due to state net worth taxes and income taxes currently payable on income generated in foreign jurisdictions. We maintained a full valuation allowance against our deferred t ax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.

Comparison of the Years Ended December 31, 2004 and 2003

Revenue, Cost of Revenues and Gross Margin
      The table below sets forth the changes in revenue, cost of revenue and gross profit from 2004 to 2003 (in thousands, except percentage data):

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Total	December 31,	of Total	Increase	Year Over
	2004	Revenue	2003	Revenue	(Decrease)	Year

Revenues:
License	$12,758	22%	$37,526	52%	$(24,768)	(66)%
Maintenance and service	45,936	78%	34,208	48%	11,728	34%

Total revenues	$58,694	100%	$71,734	100%	$(13,040)	(18)%

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Related	December 31,	of Related	Increase	Year Over
	2004	Revenue	2003	Revenue	(Decrease)	Year

Cost of revenues:
License	$774	6%	$1,909	5%	$(1,135)	(59)%
Maintenance and service	32,070	70%	25,746	75%	6,324	25%
Impairment of purchase technology	1,800		—		1,800	100%

Total cost of revenues	34,644		27,655		6,989

Gross profit	$24,050	41%	$44,079	61%	$(20,029)	(45)%

Revenues
      License Revenues. License revenues decreased 66% in 2004 compared to 2003 due to a decrease in average license value, fewer large dollar transactions being completed and a generally more challenging selling environment with longer selling cycles. The average license revenue per transaction in 2004 was $0.5 million compared to $1.0 million per transaction in 2003. In 2004, four customers accounted for transactions with $1.0 million or more of license revenue compared to 13 transactions in 2003. We attribute the decline in average license value and the decline in the number of large dollar transactions to a general weakness in our market.
      Maintenance and Service Revenues. Maintenance and service revenues increased 34% in 2004 due to growth of recurring maintenance revenues, an expansion of our professional services organization, increased utilization of our consultants and a higher average billing rate for our services as compared to 2003. Our consultants are responsible for implementation, upgrades and other consulting services.

Cost of Revenues and Gross Margin
      Cost of License Revenues. Cost of license revenues decreased 59% in 2004 primarily due to the lower level of license revenues in 2004 compared to 2003. Additionally, in 2004 we recorded $200,000 of amortization expense from purchased technology related to our TruePerformance product. As a percentage of license revenue, cost of license revenues increased to 6% in 2004 from 5% in 2003. The increase is primarily attributable to the mix between fixed royalty fees compared to variable royalty fees in third-party royalty costs in 2004 resulting from the lower average license value in 2004.
      Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues increased 25% in 2004 compared to 2003. The increase is primarily attributable to $4.4 million of higher personnel costs associated with a 37% increase in headcount. As a percentage of maintenance and service revenues, cost of maintenance and service revenues decreased to 70% in 2004 from 75% in 2003. The decrease was primarily attributable to our higher average billing rates and an increase in the overall utilization of our services organization.
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
      Gross Margin. Our overall gross margin decreased 41% in 2004 compared to 61% in 2003. The decrease in our gross margin is attributable primarily to the shift in revenue mix to lower margin maintenance and service revenues which represented 78% of our total revenues in 2004 compared to 48% of total revenues in 2003.

Operating Expenses
      The table below sets forth the changes in operating expenses from 2004 to 2003 (in thousands, except percentage data):

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Total	December 31,	of Total	Increase	Year Over
	2004	Revenue	2003	Revenue	(Decrease)	Year

Operating expenses:
Sales and marketing	$20,577	35%	$20,813	29%	$(236)	(1)%
Research and development	13,415	23%	10,963	15%	2,452	22%
General and administrative	7,493	13%	6,323	9%	1,170	19%
Impairment of intangible asset	1,994	3%	—	—%	1,994	100%
Restructuring expenses	1,488	3%	—	—%	1,488	100%
Stock-based compensation	5,585	10%	4,577	6%	1,008	22%

Total operating expenses	$50,552	86%	$42,676	59%	$7,876	18%

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
      Sales and Marketing. Sales and marketing expenses in 2004 decreased 1% compared to 2003 due primarily to a $3.0 million decline in commission expense as a result of lower license revenue. This decline was partially offset by a $2.5 million increase in personnel costs due to an increase in sales and marketing personnel of approximately 16 employees.
      Research and Development. Research and development expenses increased 22% in 2004 compared to 2003. Research and development expenses in 2004 included $1.7 million of personnel costs and amortization expense related to our TruePerformance development team in Italy, which was shut-down in the third quarter of 2004, and a $1.2 million increase of personnel costs associated with an increase in headcount of approximately 15 employees to our United States research and development team. The remainder of the fluctuation in research and development expenses between 2004 and 2003 resulted from other individually insignificant items.
      General and Administrative. General and administrative expenses increased 19% in 2004 compared to 2003. The increase in general and administrative expenses is primarily attributable to a $0.9 million increase in personnel costs associated with an increase in headcount of approximately 7 employees and an $0.8 million increase in professional fees associated with being a public company.
      Impairment of Intangible Assets. In connection with our decision to discontinue the TruePerformance product, we recorded an impairment charge consisting of $1.9 million related to the write-off of the purchased assembled workforce and approximately $66,000 of a favorable lease in 2004.
      Restructuring expenses. During 2004, we undertook a restructuring plan which included discontinuing our TruePerformance product line and eliminating 36 positions or 10% of our workforce, including our TruePerformance development team in Italy. We recorded restructuring charges of $1.5 million in 2004, most of which related to employee termination costs. All restructuring costs were paid in 2004.
      Stock-based Compensation. Stock-based compensation expense increased 22% from 2004 compared to 2003. The increase in stock-based compensation in 2004 was primarily related to a charge of $1.7 million resulting from the modification of stock options associated with the resignation of our former president and chief executive officer.

Other Items
      The table below sets forth the changes in other items from 2004 to 2003 (in thousands, except percentage data):

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

Interest Expense and Other Income, Net
      Interest expense decreased 76% from 2004 compared to 2003. Interest expense paid on outstanding debt decreased by approximately $140,000 due to lower average outstanding balances in 2004 compared to 2003. Amortization of loan discounts associated with warrants granted in connection with our credit facility also decreased by $240,000 in 2004 compared to 2003. The warrants were fully amortized as of December 31, 2004.
      Interest and other income, net increased 505% in 2004 compared to 2003. The increase was primarily attributable to the interest income generated from investments of the net proceeds received from our initial public offering in November 2003.

Provision for Income Taxes
      The provision for income taxes decreased 72% in 2004 compared to 2003. The provision relates to income taxes currently payable on income generated from non-U.S. tax jurisdictions and state net worth taxes. The decrease was a result of generating income in the prior year compared to current year losses. We maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.
Liquidity and Capital Resources
      From our inception in September 1996 through our initial public offering in November 2003, we funded our operations primarily through the issuance of convertible preferred stock that provided us with aggregate net proceeds of $84.2 million. In November 2003, we realized net proceeds of $72.1 million from the issuance and sale of common stock in our initial public offering. As of December 31, 2005, we had $23.7 million of cash and cash equivalents and $40.0 million of short-term investments.
      Net Cash Provided by/ Used in Operating Activities. Net cash provided by operating activities was $2.7 million in 2005 compared with net cash used in operating activities of $16.5 million in 2004 and net cash provided by operating activities of $1.5 million in 2003. The significant cash receipts and outlays for the three periods are as follows (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Cash collections	$69,032	$61,799	$65,228
Payroll related costs	(44,390)	(45,153)	(37,077)
Professional services costs	(8,352)	(14,158)	(11,290)
Employee expense reports	(5,949)	(6,834)	(5,730)
Facilities related costs	(3,651)	(3,653)	(3,496)
Third-party royalty payments	(562)	(1,937)	(1,388)
Restructuring payments	—	(1,471)	—
Other	(3,396)	(5,135)	(4,746)

Net cash provided by (used in) operating activities	$2,732	$(16,542)	$1,501

      Net cash provided by operating activities in 2005 increased $19.3 million compared to 2004. The increase was primarily due to a $7.2 million increase in cash collection resulting from increased revenues and deferred revenues and the timing of collections, a $5.8 million decrease in payments for professional services due to a decreased use of outside contractors in our services organization, a $1.5 million decrease in restructuring payments from 2004 and a $1.0 million pre-payment for a third-party software product that is utilized in our software made in 2004 reducing the cash payments made in 2005.
      Net cash used in operating activities in 2004 increased $18.0 million compared to 2003. The increase was primarily attributable to an increase in personnel costs of $7.9 million due to an increase of 30% in our average headcount and $2.9 million primarily due to the increased use of outside contractors in our services organization, as well as $3.5 million decrease in cash collection resulting from the decline in our revenues in 2004. Third-party royalty payments also increased in part due to a royalty agreement that required us to make a $1.0 million pre-payment for a third-party software product that is utilized in our software.
      Net Cash Provided by/ Used in Investing Activities. Net cash provided by investing activities was $10.9 million in 2005 and $6.1 million in 2004 compared with net cash used of $67.5 million in 2003. Net proceeds from the sale of investments provided $12.0 million in 2005. Net proceeds from the sale of investments provided $10.0 million in 2004. Our principal use of cash in investing activities during 2003 was in connection with net purchases of investments of $63.2 million.
      Purchases of equipment, software, furniture and leasehold improvements were $1.1 million, $2.3 million and $2.2 million in 2005, 2004 and 2003, respectively, to support the growth in our business and improve our infrastructure. In 2003, we also purchased a $2.0 million perpetual license for software code related to our now discontinued TruePerformance product and, in 2004, we paid an additional $2.0 million to acquire an assembled workforce of software developers that worked on our TruePerformance product. The entire TruePerformance development team has now been terminated.

      Net Cash Provided by Financing Activities. Cash provided by financing activities was $2.6 million in 2005 compared with $0.9 million in 2004 and $69.9 million in 2003. In 2005, net cash received from the exercise of stock options and shares purchased under our employee stock purchase plan was $3.1 million which was partially offset by a $0.5 million payment of outstanding debt. In 2004, net cash received from the exercise of stock options and shares purchased under our employee stock purchase plan was $1.5 million, which amount was partially offset by payments of $0.7 million on our outstanding debt. In 2003, net cash provided by financing activities included net cash received from our initial public offering of $72.9 million offset by net payments on our line of credit and long-term debt of $3.5 million.

Contractual Obligations and Commitments
      The following table summarizes our contractual cash obligations and commercial commitments (in thousands) at December 31, 2005. Operating lease obligations that are cancelable upon notice and without significant penalties are not included in the following table.

	Payments Due by Period

							2011 and
Contractual Obligations	Total	2006	2007	2008	2009	2010	Beyond

Operating leases	$10,507	$2,135	$2,306	$2,380	$2,193	$1,493	$—

      In 2004, we had access to a revolving line of credit that permitted borrowings of up to $10.0 million. We did not make any borrowings under this line of credit. The line of credit expired in March 2005 and was not renewed. We have no off-balance sheet arrangements, with the exception of operating lease commitments that have not been recorded in our consolidated financial statements.
      For our New York, New York and San Jose, California offices, we have two certificates of deposit totaling approximately $676,000 as of December 31, 2005 and $282,000 as of December 31, 2004, in order to secure letters of credit required by the landlords for security deposits.
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
      We incurred net losses of $8.6 million and $25.5 million in 2005 and 2004, respectively, and had net income of approximately $0.8 million in 2003. We expect that our reported expenses will increase in 2006 as we expand our operations domestically and internationally and as we begin expensing stock-based compensation in accordance with SFAS 123R. Consequently, we expect to incur a loss in 2006 and cannot assure that we will achieve or sustain profitability on a quarterly or annual basis in the future. If we cannot increase our license revenues to compensate for our greater operating expenses, our future results of operations and financial condition will be negatively affected.

Our quarterly license revenues are dependent on a relatively small number of transactions involving sales of our products to new customers, and any delay or failure in closing one or more of these transactions could adversely affect our results of operations.
      Our quarterly license revenues are typically dependent upon the closing of a relatively small number of transactions involving sales of our products to new customers. As such, variations in the rate and timing of conversion of sales prospects into revenues could result in our failure to meet revenue objectives or achieve or maintain profitability in future periods. In addition, we generally recognize the bulk of our license revenues for a given sale either at the time we enter into the agreement and deliver the product, or over the period in which we perform any services that are essential to the functionality of the product. Unexpected changes in the size of transactions or other contractual terms late in the negotiation process or changes in the mix of contracts we enter into could therefore materially and adversely affect our license revenues in a quarter. Delays or reductions in the amount of customers’ purchases or when we recognize revenues would adversely affect our revenues, results of operations and financial condition.

Our success depends upon our ability to develop new products and enhance our existing products. Failure to successfully introduce new or enhanced products may adversely affect our operating results.
      The enterprise application software market is characterized by:

•	Rapid technological advances in hardware and software development;

•	evolving standards in computer hardware, software technology and communications infrastructure;

•	changing customer needs; and

•	frequent new product introductions and enhancements.
      To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, achieve market acceptance and effectively respond to competitive product introductions, we must quickly identify emerging trends and requirements, accurately define and design enhancements and improvements for existing products and timely introduce new products and services. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues. For example, we introduced our TruePerformance product in the first quarter of 2003 and discontinued it in June 2004. In connection with the discontinuation of the TruePerformance product line, we recorded impairment charges of approximately $3.8 million in the second quarter of 2004. If we are unable to successfully and timely develop new products or enhance existing products or if we fail to position and price our products to meet market demand, our business and operating results will be adversely affected.

Our quarterly revenues and operating results are unpredictable and are likely to continue to fluctuate substantially, which may harm our results of operations.
      Our revenues, particularly our license revenues, are extremely difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. For example, in the first six months of 2005 and throughout 2004, our license revenues were substantially lower than expected due to purchasing delays by our customers and failures to close transactions resulting in significant net losses. Conversely, our license revenues for the last six months of 2005 were greater than in prior periods primarily as a result of the closing several larger transactions, but there is no assurance that we will continue the recent revenue growth.
      Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance.

      Factors that may cause our quarterly revenue and operating results to fluctuate include:

•	The discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	the priority our customers place on the purchase of our products as compared to other information technology and capital acquisitions;

•	competitive conditions in our industry, including new products, product announcements and discounted pricing or special payment terms offered by our competitors;

•	our ability to hire, train and retain appropriate sales and professional services staff;

•	varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenues;

•	indeterminate and often lengthy sales cycles;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	merger and acquisition activities among our customers which may alter their buying patterns;

•	our ability to timely complete our service obligations related to product sales;

•	the utilization rate of our professional services personnel and the degree to which we use third-party consulting services;

•	changes in the average selling prices of our products;

•	timing of product development and new product initiatives;

•	customers’ concerns regarding Sarbanes-Oxley Section 404 compliance and implementing large, enterprise-wide deployments of products, including our products; and

•	changes in the mix of revenues attributable to higher-margin product license revenues as opposed to substantially lower-margin service revenues.

Our products have long sales cycles, which makes it difficult to plan our expenses and forecast our results.
      The sales cycles for our products have historically averaged between six and twelve months, and longer in some cases, to complete. It is therefore difficult to predict the quarter in which a particular sale will close and to plan expenditures accordingly. The period between our initial contact with a potential customer and its purchase of our products and services is relatively long due to several factors, including:

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

      The failure to complete sales in a particular quarter would reduce our revenues in that quarter, as well as any subsequent quarters over which revenues for the sale would likely be recognized. Given that our license revenues are dependent on a relatively small number of transactions, any unexpected lengthening in general or for one or more large orders would adversely affect the timing and amount of our revenues.
      In addition, our management makes assumptions and estimates as to the timing and amount of future revenues in budgeting future operating costs and capital expenditures based on estimated closing dates and potential dollar amounts of transactions. Management aggregates these estimates periodically to generate our sales forecasts and then evaluates the forecasts to identify trends. Although we have reduced expenses to better align our costs with the expected receipt and amount of revenues, our costs are relatively fixed in the short term. As a result, failure to complete one or more license transactions during a particular quarter would cause our quarterly results of operations to be worse than anticipated.

If we are unable to increase sales of new product licenses, our maintenance and service revenues will be materially and adversely affected.
      While our license revenues have declined from 2003 levels, our maintenance and service revenues have remained relatively constant. A substantial portion of our maintenance and service revenues, however, is derived from providing professional integration and configuration services associated with product licenses sold in prior periods. As such, if we are unable to increase sales of our product licenses, our maintenance and service revenues will likely decline.

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
      We plan to pursue sales of new product modules to existing customers of our TrueComp software. For most of these customers to take advantage of new features and functionality in our latest modules, they may need to migrate to a more current version of our products at additional cost, which they may decline to do or delay. If a sufficient number do not migrate, our ability to sell additional products to these customers, and as a result, our revenues and operating income, may be harmed, possibly significantly.

If we do not compete effectively with competitors, our revenues may not grow and could decline.
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
      Many of our enterprise resource planning competitors and other potential competitors have significantly greater financial, technical, marketing, service and other resources. Many also have a larger installed base of users, longer operating histories or greater name recognition. Some of our competitors’ products may also be more effective at performing particular EIM system functions or may be more customized for particular customer needs in a given market. Even if our competitors provide products with more limited EIM system functionality than our products, these products may incorporate other capabilities, such as recording and accounting for transactions, customer orders or inventory management data. A product that performs these functions, as well as some of the functions of our software solutions, may be appealing to some customers because it would reduce the number of software applications used to run their business.
      Our products must be integrated with software provided by a number of our existing or potential competitors. These competitors could alter their products in ways that inhibit integration with our products, or they could deny or delay our access to advance software releases, which would restrict our ability to adapt our products for integration with their new releases and could result in lost sales opportunities.

Our maintenance and service revenues produce substantially lower gross margins than our license revenues, and decreases in license revenues relative to service revenues have harmed, and may continue to harm, our overall gross margins.
      Our maintenance and service revenues, which include fees for consulting, implementation, maintenance and training, were 71%, 78% and 48% of our revenues for years 2005, 2004 and 2003, respectively. Our maintenance and service revenues have substantially lower gross margins than our license revenues. The decrease in the percentage of total revenues represented by license revenues in 2005 and 2004 as compared to 2003 has adversely affected our overall gross margins. Failure to increase our higher margin license revenues in the future would continue to adversely affect our gross margin and operating results.
      Historically, maintenance and service revenues as a percentage of total revenues have varied significantly from period to period due to fluctuations in licensing revenues, changes in the average selling prices for our products and services, and competitive service providers. In addition, the volume and profitability of services can depend in large part upon:

•	Competitive pricing pressure on the rates that we can charge for our professional services;

•	the complexity of the customers’ information technology environment;

•	the resources directed by customers to their implementation projects; and

•	the extent to which outside consulting organizations provide services directly to customers.
      As an example of more recent competitive pressure on our services offerings, many of our potential customers have begun to outsource technology projects offshore to take advantage of lower labor costs. Consequently, we expect some customers to demand lower hourly rates for the professional services we provide, which may erode our margins for our maintenance and service revenues or result in lost business.
      We expect maintenance and services revenue to continue to comprise a substantial majority of our overall revenues for the foreseeable future and any erosion of our margins for our maintenance and service revenue would adversely affect our operating results.

Managing large-scale deployments of our products requires substantial technical implementation and support by us or third-party service providers. Failure to meet these requirements could cause a decline or delay in recognition of our revenues and an increase in our expenses.
      Our customers regularly require large, often enterprise-wide deployments of our products, which require a substantial degree of technical and logistical expertise to implement and support. It may be difficult for us to manage these deployments, including the timely allocation of personnel and resources by us and our customers. Failure to successfully manage the process could harm our reputation both generally and with specific customers and may cause us to lose existing customers, face potential customer disputes or limit the number of new customers that purchase our products, each of which could adversely affect our revenues and increase our technical support and litigation costs. For example, in the fourth quarter of 2005, we deferred recognition of approximately $0.8 million of service revenue due to single customer dispute for an implementation project.

      Our software license customers have the option to receive implementation, maintenance, training and consulting services from our internal professional services organization or from outside consulting organizations. In the future, we may be required to increase our use of third-party service providers to help meet our implementation and service obligations. If we require a greater number of third-party service providers than are currently available, we will be required to negotiate additional arrangements, which may result in lower gross margins for maintenance or service revenues.
      If a customer selects a third-party implementation service provider and such implementation services are not provided successfully and in a timely manner, our customers may experience increased costs and errors, which may result in customer dissatisfaction and costly remediation and litigation, any of which could adversely impact our reputation, operating results and financial condition.

A substantial majority of our revenues are derived from TrueComp and related products and services and a decline in sales of these products and services could adversely affect our operating results and financial condition.
      We derive, and expect to continue to derive, a substantial majority of our revenues from our TrueComp product and related products and services. Because we have historically sold our product licenses on a perpetual basis and delivered new versions and enhancements to customers who purchase maintenance contracts, our future license revenues are substantially dependent on new customer sales. We have recently introduced our products on a service-based subscription model, but these services still consist substantially of providing our TrueComp product. In addition, substantially all of our TrueInformation product sales have historically been made in connection with TrueComp sales. As a result of these factors, we are particularly vulnerable to fluctuations in demand for TrueComp. Accordingly, if demand for TrueComp and related products and services declines significantly, our business and operating results will be adversely affected.

If we reduce prices or alter our payment terms to compete successfully, our margins and operating results may be adversely affected.
      The intensely competitive market in which we do business may require us to reduce our prices and/or modify our traditional licensing revenue generation strategies in ways that may delay revenue recognition on all or a portion of our licensing transactions. For example, we recently introduced a hosted offering of our product to be sold on a subscription basis in an effort to gain customers that are not interested in the investment of purchasing a perpetual license. If our competitors offer deep discounts on competitive products or services, we may be required to lower prices or offer other terms more favorable to our customers in order to compete successfully. Some of our competitors may bundle their software products that compete with ours with their other products and services for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, limit the prices that we can charge for our products. If we cannot offset price reductions and other terms more favorable to our customers with a corresponding increase in the number of sales or decreased spending, then the reduced revenues resulting from lower prices or revenue recognition delays would adversely affect our margins and operating results.

Our products depend on the technology of third parties licensed to us and the loss or inability to maintain these licenses or errors in such software could result in increased costs or delayed sales of our products.
      We license technology from several software providers for our rules engine, analytics and web viewer and we anticipate that we will continue to do so. This software may not continue to be available on commercially reasonable terms, if at all. Some of the products we license could be difficult to replace, and developing or integrating new software with our products could require months or years of design and engineering work. The loss of any of these technology licenses could result in delays in the license of our products until equivalent technology is developed or, if available, is identified, licensed and integrated. In addition, our products depend upon the successful operation of third-party products in conjunction with our products, and therefore any undetected errors in these products could prevent the implementation or impair the functionality of our products, delay new product introductions and/or injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which could result in higher royalty payments and a loss of product differentiation.

Errors in our products could be costly to correct, adversely affect our reputation and impair our ability to sell our products.
      Our products are complex and, accordingly, they may contain errors, or “bugs,” that could be detected at any point in their product life cycle. While we continually test our products for errors and work with customers to timely identify and correct bugs, errors in our products are likely to be found in the future. Any errors could be extremely costly to correct, materially and adversely affect our reputation, and impair our ability to sell our products. Moreover, customers relying on our products to calculate and pay incentive compensation may have a greater sensitivity to product errors and security vulnerabilities than customers for software products in general. If we incur substantial costs to correct any product errors, our operating margins would be adversely affected.
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
      During 2005 we experienced numerous changes in our executive management team, most notably the hiring of Robert Youngjohns as our new president and chief executive officer, Shanker Trivedi as our vice president, chief marketing officer, and Leslie Stretch as our vice president of worldwide sales. Although we do not expect similar changes in 2006, all of our existing personnel, including our executive officers, are employed on an “at will” basis. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could harm our business and our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan would be harmed. Even if we can timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

We may lose sales opportunities and our business may be harmed if we do not successfully develop and maintain strategic relationships to implement and sell our products.
      We have relationships with third-party consulting firms, systems integrators and software vendors. These third parties may provide us with customer referrals, cooperate with us in the design, sales and/or marketing of our products, provide valuable insights into market demands and provide our customers with systems implementation services or overall program management. However, we do not have formal agreements governing our ongoing relationship with certain of these third-party providers and the agreements we do have generally do not include obligations with respect to generating sales opportunities or cooperating on future business. Should any of these third parties go out of business or choose not to work with us, we may be forced to develop all or a portion of those capabilities internally, incurring significant expense and adversely affecting our operating margins. Any of our third-party providers may offer products of other companies, including products that compete with our products. If we do not successfully and efficiently establish, maintain, and expand our industry relationships with influential market participants, we could lose sales and service opportunities which would adversely affect our results of operations.

If we fail to adequately protect our proprietary rights and intellectual property, we may lose valuable assets, experience reduced revenues and incur costly litigation to protect our rights.
      Our success and ability to compete is significantly dependent on the proprietary technology embedded in our products. We rely on a combination of copyrights, patents, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights. We cannot protect our intellectual property if we are unable to enforce our rights or if we do not detect its unauthorized use. Despite our precautions, it may be possible for unauthorized third parties to copy and/or reverse engineer our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent that we engage in international activities, our exposure to unauthorized copying and use of our products and proprietary information increases.
      We enter into confidentiality or license agreements with our employees and consultants and with the customers and corporations with whom we have strategic relationships. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business.

Our results of operations may be adversely affected if we are subject to a protracted infringement claim or one that results in a significant damage award.
      From time to time, we receive claims that our products or business infringe or misappropriate the intellectual property rights of third parties and our competitors or other third parties may challenge the validity or scope of our intellectual property rights. We believe that claims of infringement are likely to increase as the functionality of our products expands and as new products are introduced. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

•	Require costly litigation to resolve;

•	absorb significant management time;

•	cause us to enter into unfavorable royalty or license agreements;

•	require us to discontinue the sale of all or a portion of our products;

•	require us to indemnify our customers or third-party systems integrators; or

•	require us to expend additional development resources to redesign our products.

      In addition, we use a limited amount of open source software in our products and may use more in the future. From time to time there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software.

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed.
      Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act of 2002, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our system integrators and other third party service vendors and record and report financial and management information on a timely and accurate basis. Additionally, as we prepare to comply with Section 404 of the Sarbanes-Oxley Act, we may identify one or more material weaknesses in our financial controls. The existence or disclosure of any such material weaknesses could adversely affect our stock price.

We may expand our international operations but we do not have substantial experience in international markets, and may not achieve the expected results.
      We expect to expand our international operations in 2006. International expansion may require substantial financial resources and a significant amount of attention from our management. International operations involve a variety of risks, particularly:

•	Unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

•	differing ability to protect our intellectual property rights;

•	differing labor regulations;

•	greater difficulty in supporting and localizing our products;

•	greater difficulty in establishing, staffing and managing foreign operations; and

•	fluctuating exchange rates.
      We have limited experience in marketing, selling and supporting our products and services abroad. If we invest substantial time and resources to grow our international operations and fail to do so successfully and timely, our business and operating results could be seriously harmed.

Class action and derivative lawsuits have been filed against us and additional lawsuits may be filed.
      In July 2004, a purported class action lawsuit was filed against us and certain of our current directors and officers, by or on behalf of persons claiming to be our shareholders and persons claiming to have purchased or otherwise acquired our securities during the period from November 19, 2003 through June 23, 2004. In addition, in July and October 2004, derivative lawsuits were filed in state and federal courts, respectively, against certain of our present and former executives and directors. In February 2005, the parties stipulated to a stay of the state derivative cases in favor of the federal derivative case. In February 2005, we filed a motion to dismiss the amended complaint in the federal securities case. In May 2005 the court granted our motion and granted plaintiffs leave to amend. The plaintiffs declined to amend the complaint and the court thereafter entered a dismissal with prejudice on July 5, 2005.
      The remaining derivative cases are still pending and on September 30, 2005, plaintiffs in the federal derivative case filed an amended complaint. The Company thereafter filed a motion to dismiss the amended complaint on October 14, 2005. The federal court denied the defendants’ motion to dismiss the amended complaint on March 13, 2006. Regardless of the outcome of any of these actions, it is likely that such actions will cause a diversion of our management’s time and attention.
RISKS RELATED TO OUR STOCK

Our stock price is likely to remain volatile.
      The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to a number of factors, including those listed in this “Risks Related to Our Business” section of this Annual Report above and in this section below. We receive only limited attention by securities analysts, and there frequently occurs an imbalance between supply and demand in the public trading market for our common stock due to limited trading volumes. Investors should consider an investment in our common stock as risky and should only purchase our common stock if they can withstand significant losses. Other factors that affect the volatility of our stock include:

•	Our operating performance and the performance of other similar companies;

•	announcements by us or our competitors of significant contracts, results of operations, projections, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	changes in our management team;

•	publication of research reports about us or our industry by securities analysts; and

•	developments with respect to intellectual property rights.
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
      Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities, that typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At December 31, 2005, the average maturity of our investments was approximately two months and all investment securities had maturities of less than twelve months. The following table presents certain information about our financial instruments at December 31, 2005 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
			Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value

Available-for-sales securities	$45,072	$—	$45,072	$44,981
Weighted average interest rate	3.58%	—%
      Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. We paid all term loans in full as of December 31, 2005. Therefore, we currently have no exposure to market risk related to our outstanding debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest expense market risk.
      Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, Germany and Australia operations, are generally denominated in United States dollars. For the year ended December 31, 2005, we earned approximately 8% of our revenue from our international operations. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. We expect to continue to do a majority of our business in United States dollars. We have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

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
      None.
PART III
      Certain information required by Part III of Form 10-K is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our annual meeting of stockholders, currently scheduled for June 6, 2006, and the information included in the proxy statement shall be incorporated herein by reference when it is filed with the Securities and Exchange Commission.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
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

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
3.2	Amended and Restated By-Laws (restated as of January 24, 2006)
4.1	Certificate of Designations (incorporated by reference from Exhibit A to Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
4.3	Amended and Restated Registration and Information Rights Agreement dated as of December 24, 2002 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
4.4	Stockholders Rights Agreement dated September 2, 2004 (incorporated by reference herein from Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
4.5	Amendment to Stockholders Rights Agreement dated September 28, 2004 (incorporated by reference herein from Exhibit 10.27.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)
10.1	Lease Agreement between W9/PHC II San Jose, L.L.C. and Callidus Software Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.2	1997 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.3	Restated 2003 Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference herein from Exhibit 10.7.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)
10.4	Amended and Restated Employee Stock Purchase Plan (restated as of January 24, 2006)
10.5	Form of Change of Control Agreement with Messrs. Braun, B. Cabrera, Eickhoff, Fior, Furino, James, Pratt, Warfield (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.6	Form of Change of Control Agreement with Messrs. Binch and Boesenberg as well as Ms. Patton
10.7	Employment Agreement with Robert W. Warfield dated November 15, 2001 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.8	Stock Option Agreement with Robert W. Warfield (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.9	Employment Agreement with Ronald J. Fior dated August 30, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.11	Employment Agreement with Richard D. Furino dated October 31, 2003 (incorporated by reference herein from Exhibit 10.21 to the Company’s Form 10-Q filed with the Commission on May 14, 2004)

Exhibit
Number	Description

10.12	Form of Performance-Based Stock Option Agreement for stock options granted to Messrs. B. Cabrera, Fior and Warfield on September 1, 2004 (incorporated by reference herein from Exhibit 10.28 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
10.13	Stock Option Agreement between Mr. Richard Furino and the Company (Grant Date September 1, 2004) (incorporated by reference herein from Exhibit 10.29 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
10.14	Form of Executive Incentive Plan
10.15	Employment Agreement of Robert H. Youngjohns (incorporated by reference to Exhibit 10.31 to the Company’s Form 8-K filed with the Commission on April 28, 2005)
10.16	Non-Qualified Stock Option Agreement with Robert H. Youngjohns (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-Q filed with the Commission on August 11, 2005)
10.17	Restricted Stock Agreement with Robert H. Youngjohns (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q filed with the Commission on August 11, 2005)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	302 Certifications
32.1	906 Certification

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused report to be signed on its behalf by the undersigned thereunto duly authorized on March 27, 2006.

CALLIDUS SOFTWARE INC.

By:	/s/ RONALD J. FIOR

Ronald J. Fior,
Chief Financial Officer, Vice President, Finance
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ ROBERT H. YOUNGJOHNS Robert H. Youngjohns	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2006

/s/ RONALD J. FIOR Ronald J. Fior	Vice President, Finance and Chief Financial Officer (Principal Accounting Officer)	March 27, 2006

/s/ MICHAEL A. BRAUN Michael A. Braun	Chairman	March 27, 2006

/s/ WILLIAM B. BINCH William B. Binch	Director	March 27, 2006

/s/ CHARLES M. BOESENBERG Charles M. Boesenberg	Director	March 27, 2006

/s/ JOHN R. EICKHOFF John R. Eickhoff	Director	March 27, 2006

/s/ GEORGE B. JAMES George B. James	Director	March 27, 2006

/s/ MICHELLE V. PATTON Michelle V. Patton	Director	March 27, 2006

/s/ DAVID B. PRATT David B. Pratt	Director	March 27, 2006

CALLIDUS SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Callidus Software Inc.
      We have audited the accompanying consolidated balance sheets of Callidus Software Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callidus Software Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Mountain View, California
March 24, 2006

CALLIDUS SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

	(In thousands, except per
	share amount)
ASSETS
Current assets:
Cash and cash equivalents	$23,705	$7,651
Short-term investments	40,000	52,166
Accounts receivable, net of allowances of $790 in 2005 and $857 in 2004	11,063	12,126
Prepaids and other current assets	1,581	1,868

Total current assets	76,349	73,811
Property and equipment, net	2,801	3,361
Deposits and other assets	1,494	1,317

Total assets	$80,644	$78,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$756	$1,904
Current portion of long-term debt	—	471
Accrued payroll and related expenses	6,383	3,827
Accrued expenses	2,043	1,881
Deferred revenue	12,205	6,856

Total current liabilities	21,387	14,939
Long-term debt, less current portion	—	48
Deferred rent	377	292
Long-term deferred revenue	729	178

Total liabilities	22,493	15,457

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 26,854 and 25,255 shares issued and outstanding at December 31, 2005 and 2004, respectively	27	26
Additional paid-in capital	186,232	184,443
Deferred stock-based compensation	(445)	(2,316)
Accumulated other comprehensive income	171	108
Accumulated deficit	(127,834)	(119,229)

Total stockholders’ equity	58,151	63,032

Total liabilities and stockholders’ equity	$80,644	$78,489

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenues:
License revenues	$17,843	$12,758	$37,526
Maintenance and service revenues	43,610	45,936	34,208

Total revenues	61,453	58,694	71,734
Cost of revenues:
License revenues	377	774	1,909
Maintenance and service revenues	30,175	32,070	25,746
Impairment of purchased technology	—	1,800	—

Total cost of revenues	30,552	34,644	27,655

Gross profit (exclusive of stock-based compensation as shown below)	30,901	24,050	44,079

Operating expenses:
Sales and marketing	18,778	20,577	20,813
Research and development	12,380	13,415	10,963
General and administrative	9,309	7,493	6,323
Impairment of intangible assets	—	1,994	—
Restructuring expenses	—	1,488	—
Stock-based compensation(1)	544	5,585	4,577

Total operating expenses	41,011	50,552	42,676

Operating income (loss)	(10,110)	(26,502)	1,403
Interest expense	(19)	(122)	(502)
Interest and other income, net	1,510	1,216	201

Income (loss) before provision (benefit) for income taxes	(8,619)	(25,408)	1,102
Provision (benefit) for income taxes	(14)	75	267

Net income (loss)	$(8,605)	$(25,483)	$835

Basic net income (loss) per share attributable to common stockholders	$(0.33)	$(1.04)	$0.06

Diluted net income (loss) per share	$(0.33)	$(1.04)	$0.04

Shares used in basic per share computation	26,268	24,419	4,003

Shares used in diluted per share computation	26,268	24,419	21,294

(1) Stock-based compensation consists of:
Cost of maintenance and service revenues	$109	$481	$852
Sales and marketing	(226)	1,217	1,444
Research and development	226	1,061	1,148
General and administrative	435	2,826	1,133

Total stock-based compensation	$544	$5,585	$4,577

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2005, 2004 and 2003

	Convertible						Notes	Accumulated
	Preferred Stock		Common Stock		Additional	Deferred	Receivable	Other		Total
					Paid-In	Stock-based	from	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	Income (Loss)	Deficit	Equity	Income (Loss)

	(In thousands, except per share data)
Balances as of December 31, 2002	29,926	$30	1,400	$2	$96,935	$(90)	$(238)	$35	$(94,581)	$2,093
Issuance of Series G preferred stock	453	—	—	—	1,405	—	—	—	—	1,405
Issuance of common stock for cash at $14 per share in initial public offering, net of $2,772 of issuance costs	—	—	5,750	5	72,087	—	—	—	—	72,092
Conversion of preferred stock to common stock upon completion of initial public offering	(30,379)	(30)	15,932	16	14	—	—	—	—	—
Cashless conversion of common stock warrants upon completion of initial public offering	—	—	320	—	—	—	—	—	—	—
Exercise of warrants	—	—	306	—	511	—	—	—	—	511
Exercise of stock options	—	—	253	1	257	—	—	—	—	258
Repayment on notes receivable	—	—	—	—	—	—	155	—	—	155
Deferred stock- based compensation	—	—	—	—	13,111	(13,111)	—	—	—	—
Cancellation of unvested stock options	—	—	—	—	(248)	178	—	—	—	(70)
Amortization of deferred stock-based compensation	—	—	—	—	—	3,695	—	—	—	3,695
Issuance of stock options and warrants to non-employees	—	—	—	—	271	—	—	—	—	271
Unrealized gain on investments	—	—	—	—	—	—	—	23	—	23	$23
Cumulative translation adjustment	—	—	—	—	—	—	—	230	—	230	230
Net income	—	—	—	—	—	—	—	—	835	835	835

Balance as of December 31, 2003	—	—	23,961	24	184,343	(9,328)	(83)	288	(93,746)	81,498	$1,088

Cashless conversion of warrants	—	—	133	—	—	—	—	—	—	—
Exercise of stock options under stock incentive plans	—	—	979	2	1,114	—	—	—	—	1,116
Issuance of common stock under non-plan option	—	—	75	—	62	—	—	—	—	62
Issuance of common stock under stock purchase plans	—	—	107	—	350	—	—	—	—	350
Cancellation of unvested stock options	—	—	—	—	(3,150)	1,933	—	—	—	(1,217)
Amortization of deferred stock-based compensation	—	—	—	—	—	5,079	—	—	—	5,079
Stock-based compensation for modified options	—	—	—	—	1,724	—	—	—	—	1,724
Repayment on notes receivable	—	—	—	—	—	—	83	—	—	83
Unrealized loss on investments	—	—	—	—	—	—	—	(333)	—	(333)	$(333)
Cumulative translation adjustment	—	—	—	—	—	—	—	153	—	153	153
Net loss	—	—	—	—	—	—	—	—	(25,483)	(25,483)	(25,483)

Balance as of December 31, 2004	—	—	25,255	26	184,443	(2,316)	—	108	(119,229)	63,032	(25,663)

Exercise of stock options under stock incentive plans	—	—	887	1	1,115	—	—	—	—	1,116
Issuance of common stock under stock purchase plans	—	—	672	—	1,991	—	—	—	—	1,991
Issuance of restricted common stock	—	—	28	—	98	(98)	—	—	—	—
Issuance of common stock award	—	—	12	—	10		—	—	—	10
Cancellation of unvested stock options	—	—	—	—	(1,806)	585	—	—	—	(1,221)
Amortization of deferred stock-based compensation	—	—	—	—	—	1,384	—	—	—	1,384
Stock-based compensation for modified options	—	—	—	—	159	—	—	—	—	159
Issuance of stock options and warrants to non-employees	—	—	—	—	222	—	—	—	—	222
Unrealized loss on investments	—	—	—	—	—	—	—	219	—	219	$219
Cumulative translation adjustment	—	—	—	—	—	—	—	(156)	—	(156)	(156)
Net loss	—	—	—	—	—	—	—	—	(8,605)	(8,605)	(8,605)

Balance as of December 31, 2005	—	$—	26,854	$27	$186,232	$(445)	$—	$171	$(127,834)	$58,151	$(8,542)

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(8,605)	$(25,483)	$835
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and other amortization	1,632	1,552	1,459
Amortization of intangible assets	—	359	—
Provision for doubtful accounts and sales returns	1,127	2,577	1,794
Stock-based compensation	544	5,585	4,577
Non-cash expenses associated with non-employee options and warrants	3	77	334
Loss on disposal of property	9	127	—
Impairment of intangible assets	—	3,794	—
Net amortization on investments	414	772	—
Changes in operating assets and liabilities:
Accounts receivable	(149)	251	(12,049)
Prepaids and other current assets	107	(408)	(773)
Other assets	—	(900)	—
Accounts payable	(1,142)	(1,611)	1,513
Accrued payroll and related expenses	2,577	(36)	1,354
Accrued expenses	259	(1,562)	466
Deferred revenue	5,956	(1,636)	1,991

Net cash provided by (used in) operating activities	2,732	(16,542)	1,501

Cash flows from investing activities:
Purchases of investments	(32,169)	(46,309)	(70,738)
Proceeds from sale of investments	44,140	56,300	7,500
Purchases of property and equipment	(1,082)	(2,340)	(2,161)
Purchase of intangible asset	—	(1,958)	(2,000)
Proceeds from sale of property and equipment	—	14	—
Change in deposits	(15)	417	(69)

Net cash provided by (used in) investing activities	10,874	6,124	(67,468)

Cash flows from financing activities:
Borrowings on bank line of credit	—	—	15,858
Repayments of bank line of credit	—	—	(18,746)
Borrowings on long-term debt	—	—	289
Repayments of long-term debt	(519)	(694)	(944)
Net proceeds from issuance of preferred stock and warrants	—	—	453
Net proceeds from issuance of common stock	3,116	1,528	72,864
Net proceeds from repayment of stockholder notes receivable	—	83	155

Net cash provided by financing activities	2,597	917	69,929

Effect of exchange rates on cash and cash equivalents	(149)	147	210

Net increase (decrease) in cash and cash equivalents	16,054	(9,354)	4,172
Cash and cash equivalents at beginning of year	7,651	17,005	12,833

Cash and cash equivalents at end of year	$23,705	$7,651	$17,005

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Cash paid for interest	$16	$63	$203

Cash paid for income taxes	$59	$160	$157

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and Significant Accounting Policies

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

Principles of Consolidation
      The consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the Company), which include wholly-owned subsidiaries in the United Kingdom, Germany and Australia. As of December 31, 2005, the Company’s wholly-owned subsidiary in Italy was liquidated. All intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates
      Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (SEC) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

Foreign Currency Translation
      The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Accordingly, the foreign currencies are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average rates during each reporting periods for the results of operations. Adjustments resulting from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in interest and other income, net in the accompanying consolidated statements of operations and were insignificant for all periods presented.

Cash and Cash Equivalents and Short-term Investments
      For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of December 31, 2005 and 2004 consisted of money market funds and corporate notes and obligations.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2005 and 2004, all investment securities are designated as “available-for-sale.” The Company considers all investments that are available-for-sale that have a maturity date longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. These available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains (losses) reported as a separate component of stockholders’ equity. The Company periodically reviews the realizable value of its investments in marketable securities. When assessing marketable securities for other-than temporary declines in value, the Company considers such factors as the length of time and extent to which fair value has been less than the cost basis, the market outlook in general and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If an other-than–temporary impairment of the investments is deemed to exist, the carrying value of the investment would be written down to its estimated fair value.

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
      The Company’s customer base consists of businesses throughout North America, Europe and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of December 31, 2005, the Company had four customers comprising 19%, 14%, 13% and 11% of net accounts receivable. As of December 31, 2004, the Company had three customers comprising 18%, 17% and 11% of net accounts receivable.

Valuation Accounts
      Trade accounts receivable are recorded at the invoiced amount where revenue has been recognized and do not bear interest. The Company offsets gross trade accounts receivable with its allowance for doubtful accounts and sales return reserve. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. The sales return reserve is the Company’s best estimate of the probable amount of remediation services it will have to provide for ongoing professional service arrangements. To determine the adequacy of the sales return reserve, the Company analyzes historical experience of actual remediation service claims as well as current information on remediation service requests. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses, while provisions for sales returns are offset against maintenance and service revenues.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Below is a summary of the changes in the Company’s valuation accounts for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Balance at	Provision,		Balance at
	Beginning	Net of		End of
	of Year	Recoveries	Write-Offs	Year

Allowance for doubtful accounts
Year ended December 31, 2003	$129	$58	$—	$187
Year ended December 31, 2004	187	160	(27)	320
Year ended December 31, 2005	320	493	(333)	480

	Balance at	Provision,	Remediation	Balance at
	Beginning	Net of	Service	End of
	of Year	Recoveries	Claims	Year

Sales return reserve
Year ended December 31, 2003	$152	$1,736	$(1,241)	$647
Year ended December 31, 2004	647	2,417	(2,527)	537
Year ended December 31, 2005	537	634	(861)	310

Property and Equipment
      Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the assets’ estimated useful lives or the related lease term. Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts and the gain or loss is reflected in the consolidated statements of operations.

Restricted Cash
      Included in deposits and other assets in the consolidated balance sheets at December 31, 2005 and 2004 is restricted cash of $676,000 and $282,000, respectively, related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secures letters of credit required by landlords to meet security deposit requirements for the leased facilities. Additionally as of December 31, 2005 and 2004, the Company has restricted cash of $15,000 related to a California sales tax deposit. Restricted cash is included in other assets based on the expected term for the release of the restriction.

Impairment of Long-Lived Assets
      The Company assesses impairment of its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires long-lived assets, such as property and equipment and purchased intangibles subject to amortization to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Upon classification of long lived as “held for sale”, such assets are measured at the lower of their carrying amount or fair value less cost to sell and the Company ceases further depreciation or amortization.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Costs
      Software development costs associated with new products and enhancements to existing products are expensed as incurred until technological feasibility, in the form of a working model, is established, at which time any additional development costs would be capitalized in accordance with SFAS No. 86, “Computer Software to Be Sold, Leased, or Otherwise Marketed”. In December 2003, the Company purchased a non-exclusive, fully-paid, royalty-free license to copy, create, modify, and enhance the source code for its TruePerformance product. The $2.0 million purchase price was recorded as an intangible asset in the accompanying consolidated balance sheet as of December 31, 2003. During the first half of 2004, the Company amortized $200,000 and recorded an impairment charge of $1.8 million related to the capitalized software costs (see Note 4). To date, the Company’s other software development projects have been completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized.

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

Stock-Based Compensation
      Through December 31, 2005, the Company has accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under APB No. 25, deferred stock-based compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of related equity awards. Deferred stock-based compensation is amortized and expensed on an accelerated basis over the corresponding vesting period, using the method outlined in Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, subsequently amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, to stock-based employee compensation for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	Year Ended December 31,

	2005	2004	2003

Net income (loss) attributable to common shareholders	$(8,605)	$(25,483)	$835
Add: Stock-based employee compensation expense under APB No. 25 included in reported net income (loss), net of tax	544	5,585	4,577
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(3,470)	(8,199)	(5,182)

Pro forma net income (loss)	$(11,531)	$(28,097)	$230

Basic net income (loss) per share attributable to common shareholders	$(0.33)	$(1.04)	$0.06
Pro forma basic net income (loss) per share	$(0.44)	$(1.15)	$0.02
Diluted net income (loss)	$(0.33)	$(1.04)	$0.04
Pro forma diluted net income (loss) per share	$(0.44)	$(1.15)	$0.01
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

	Year Ended December 31,

	2005	2004	2003

Stock Option Plans
Expected life (in years)	3.1	2.3	2.9
Risk-free interest rate	3.9%	2.8%	2.1%
Volatility(1)	68%	67%	0%-84%
Employee Stock Purchase Plan
Expected life (in years)	0.8	1.0	1.0
Risk-free interest rate	3.8%	1.7%	1.3%
Volatility	49%	63%	84%

(1)	The Company used a 0% volatility until the effective date of its initial public offering. After this date the Company used a weighted-average volatility of 84%.
      The estimated fair value of stock-based awards to employees is based on a multiple-option valuation approach and amortized over the options’ vesting period of generally four years with forfeitures being

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized as they occur. Purchase rights granted under the Employee Stock Purchase Plan are amortized over the respective purchase periods of six or twelve months.
      The weighted-average estimated fair value of stock options granted during the years ended December 30, 2005, 2004 and 2003 was $1.80, $3.11 and $6.38 per share, respectively. No stock option grants were made during the years ended December 31, 2005 or 2004 with exercise prices below market price on the date of grant. During the year ended December 31, 2003, 1.9 million stock options shares were granted with exercise prices below market price on the date of grant. The weighted-average estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan during the years ended December 30, 2005, 2004 and 2003 was $1.05, $2.77 and $6.78 per share, respectively, including the 15% discount from the quoted market price.

Revenue Recognition
      Revenues consist of fees for licenses of the Company’s software products, maintenance and support, consulting, and training.
      The Company recognizes license revenues using the residual method in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”. Under the residual method, revenues are recognized in a multiple-element arrangement in which vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company has determined that it has VSOE for its maintenance and support, consulting and training services. For the majority of the Company’s arrangements, fair value of the maintenance portion is based on the price charged when that element is sold separately; however, for a certain class of transactions, fair value is based on stated renewal rates in the arrangement. The fair value of consulting and training services is based on the rates charged for those services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.
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
      Where the Company provides services that are deemed essential to the functionality of the software, such as where the payment of the license fees is dependent upon performance of the services, both the license and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. The Company generally uses the percentage-of-completion method because it is able to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion. However, if the Company cannot make reasonably dependable estimates, it uses the completed-contract method. If total cost estimates exceed revenues, the Company accrues for the estimated loss on the arrangement.
      Revenues from license fees are recognized when an agreement has been signed, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, and the arrangement does not require services that are essential to the functionality of the software.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company guarantees that services will be performed in accordance with the criteria agreed upon in the statement of work. Should these services not be performed in accordance with the agreed upon criteria, the Company provides remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists”, management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, the Company analyzes historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. The sales return reserve is netted against accounts receivable balance and increases or decreases to the reserve are recorded to maintenance and service revenues. Material differences may result in the amount and timing of the Company’s revenues if for any period actual returns differ from management’s judgments or estimates. The Company also warrants that its products will perform to its standard documentation. To date the Company has not incurred material costs related to warranty obligations.
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

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs
      The Company expenses advertising costs in the period incurred. Advertising expense was $314,000, $734,000 and $517,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Net Income (Loss) Per Share
      Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options and warrants to the extent these shares are dilutive. For the years ended December 31, 2005 and 2004, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
      Diluted net income (loss) per share does not include the effect of the following potential weighted average common shares because to do so would be antidilutive for the periods presented (in thousands):

	Year Ended December 31,

	2005	2004	2003

Stock options	5,250	5,486	607
Stock subject to repurchase	28	—	—
Warrants	69	75	29

Totals	5,347	5,561	636

      The weighted average exercise price of stock options excluded for the years ended December 31, 2005, 2004 and 2003 was $3.84, $3.46 and $5.74, respectively. The weighted average exercise price of warrants excluded for the years ended December 31, 2005, 2004 and 2003 was $6.08, $5.91 and $15.08, respectively.
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

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2005	2004	2003

Numerator:
Net income (loss) attributable to common stockholders	$(8,605)	$(25,483)	$835
Income subject to participation prior to initial public offering			765
Amount allocable to common stockholders(1)			22%

Prorated rights to undistributed income to common stockholders			168
Income after initial public offering not subject to participation			70

Total rights to undistributed income			$238

Denominator:
Basic:
Weighted average common shares outstanding	26,268	24,419	4,003

Basic net income (loss) per share	$(0.33)	$(1.04)	$0.06

(1) Weighted average common shares outstanding			4,003
Weighted average additional common shares assuming conversion of Preferred Stock			14,076

Weighted average common shares assuming conversion of Preferred Stock			18,079

Amount allocable to common stockholders			22%
Diluted:
Weighted average common shares outstanding	26,268	24,419	4,003
Weighted average dilutive effect of convertible preferred stock	—	—	14,076
Weighted average dilutive effect of common stock options	—	—	3,042
Weighted average dilutive effect of warrants	—	—	173

Denominator on diluted calculation	26,268	24,419	21,294

Diluted net income (loss) per common share	$(0.33)	$(1.04)	$0.04

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

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the components of other comprehensive income as of December 31, 2005 and 2004:

	2005	2004

Unrealized gain (loss) on available-for-sale securities	$(91)	$(310)
Cumulative foreign currency translation	262	418

Balance at December 31,2005	$171	$108

Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123R will be effective for annual periods beginning after June 15, 2005 and, accordingly, the Company will adopt the new accounting provisions effective January 1, 2006.
      Upon the adoption of SFAS No. 123R, the Company can elect to recognize stock-based compensation related to employee equity awards in its consolidated statements of operations using the fair value method on a modified prospective basis and disclose the pro forma effect on net income or loss assuming the use of the fair value method in the notes to the consolidated financial statements for periods prior to adoption or the Company can elect to adopt the new principle on a retrospective basis, in which case the Company would restate previously reported operating results. Further, the Company is required to adopt one of the fair value methods described in SFAS 123R for measuring compensation expense. The Company believes it will use the Black-Scholes fair value method. Since the Company currently accounts for equity awards granted to its employees using the intrinsic value method under APB No. 25, the adoption of SFAS No. 123R is expected to have a significant impact on its results of operations.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for the Company beginning January 1, 2006.
      In November 2005, the FASB issued FSP No. 115-1/124-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments”(FSP 115-1/124-1). FSP 115-1/124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. Additionally FSP 115-1/124-1 includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. FSP 115-1/124-1 is effective for annual periods beginning after December 15, 2005 and, accordingly, the Company will adopt the new accounting provisions as of January 1, 2006. The Company does not expect the adoption of FSP 115-1/124-1 to have a material impact on its consolidated financial position, results of operations or cash flows.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Investments in Debt and Equity Securities
      The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income in the accompanying consolidated financial statements. Interest is included in interest and other income, net, in the accompanying consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities were as follows for December 31, 2005 and 2004 (in thousands):

		Unrealized	Unrealized
December 31, 2005	Cost	Gains	Losses	Fair Value

Auction rate securities and preferred stock	$20,575	$—	$—	$20,575
Corporate notes and obligations	11,997	—	(35)	11,962
US government and agency obligations	12,500	—	(56)	12,444

Investments in debt and equity securities	$45,072	$—	$(91)	$44,981

		Unrealized	Unrealized
December 31, 2004	Cost	Gains	Losses	Fair Value

Auction rate securities and preferred stock	$10,925	$—	$—	$10,925
Corporate notes and obligations	16,500	—	(99)	16,401
Municipal obligations	5,050	—	—	5,050
US government and agency obligations	21,000	—	(211)	20,789

Investments in debt and equity securities	$53,475	$—	$(310)	$53,165

	December 31,	December 31,
	2005	2004

Recorded as:
Cash equivalents	$4,981	$999
Short-term investments	40,000	52,166

	$44,981	$53,165

      The Company invests in investment grade securities. The unrealized losses on these investments were caused by interest rate increases and not credit quality. At this time, the Company believes that, due to the nature of the investments, the financial condition of the issuers, and its ability and intent to hold the investments through these short-term loss positions, factors would not indicate that these unrealized losses should be viewed as “other-than-temporary.”
      There were no realized gains or losses on the sales of securities in 2005, 2004 and 2003, respectively.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Property and Equipment, Net
      Property and equipment consisted of the following (in thousands):

	As of December 31,

	2005	2004

Equipment	$6,624	$6,305
Purchased software	3,106	2,601
Furniture and fixtures	1,494	1,475
Leasehold improvements	1,070	1,084

	12,294	11,465
Less accumulated depreciation and amortization	9,493	8,104

Property and equipment, net	$2,801	$3,361

      Depreciation and amortization expense for 2005, 2004 and 2003 was $1.6 million, $1.6 million and $1.5 million, respectively.

Note 4 —	Intangible Assets and Impairment of Intangible Assets

Intangible Assets
      In December 2003, the Company purchased a non-exclusive, fully-paid, royalty-free license to copy, create, modify, and enhance the source code for its TruePerformance product from Cezanne Software (Cezanne), a privately held software company specializing in the development and design of compensation management software. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”, as the TruePerformance product had reached technological feasibility, the $2.0 million purchase price was recorded as capitalized software costs. The Company amortized approximately $200,000 of these capitalized software costs to cost of license revenues during 2004 using the straight-line method over the original useful life of five years.
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

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Intangible Assets
      The Company announced the discontinuance of its TruePerformance product in June 2004. A formal plan to close down related operations was adopted in July and was substantially completed during the third quarter of 2004, consisting mainly of the termination of related employees. In accordance with SFAS No. 144, the Company determined the intangible assets acquired from Cezanne qualified as an asset group. The Company tested the asset group for recoverability by comparing the carrying amount of the asset group to its estimated undiscounted future cash flows. At June 30, 2004, the Company determined that it was more likely than not that the asset group would be abandoned before the end of its previously estimated useful life. Based on this assessment, the Company determined the asset group had no value and recorded impairment charges for the quarter ended June 30, 2004 of $1.8 million recorded as cost of revenues and $2.0 million recorded as an operating expense. The $1.8 million impairment related to the unamortized capitalized software costs as of June 30, 2004 that were determined to have no realizable value. The $2.0 million impairment consisted of a $1.9 million impairment of the assembled workforce and an approximately $66,000 impairment of the favorable lease.
      A rollforward of intangible assets is as follows (in thousands):

Balance as of December 31, 2003	$2,000
Assembled workforce acquired during 2004	2,153
Less: Amortization expense	(359)
Impairment of purchased technology	(1,800)
Impairment on other intangibles	(1,994)

Balance as of December 31, 2004	$—

Note 5 —	Debt

Bank Line of Credit
      The Company had a master loan and security agreement (Master Agreement) that included a revolving line of credit of $10.0 million that expired in March 2005 and was not renewed.

Long-Term Debt
      In September 2000, the Company entered into an equipment loan and security agreement with a lender for a credit facility collateralized by the equipment being financed. Amounts were borrowed in the form of individual term loans, payable in 36 monthly installments bearing interest at a weighted average rate of 6.6%. As of December 31, 2005 and December 31, 2004, there were no remaining outstanding amounts.
      Under the Master Agreement discussed above, the Company entered into two term loans. The interest rates on the two loans were renegotiated in March 2004. The first term loan was for $1.5 million. The interest rate was lowered to the prime rate plus 0.50% and was payable in 36 monthly installments ending in September 2005. The first term loan expired in September 2005. The amount outstanding under the first term loan was approximately $0 and $375,000 as of December 31, 2005 and 2004, respectively.
      The second term loan allowed for borrowings of up to $1.0 million. The interest rate was lowered to the prime rate plus 0.50% and was payable in 36 monthly installments ending in June 2006. The Company repaid the second term loan in full during the third quarter of 2005. The repayment included a nominal prepayment penalty for paying the loan before the due date of June 2006. The amount outstanding under the second term loan was approximately $0 and $144,000 at December 31, 2005 and 2004, respectively.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Interest expense related to all borrowings and amortization of a warrant issued in connection with the above debt (see Note 7) was $19,000, $122,000 and $502,000 in the years ended December 31, 2005, 2004 and 2003, respectively.

Note 6 —	Commitments and Contingencies

Contingencies
      In July 2004, a purported securities class action complaint was filed in the United States District Court for the Northern District of California against the Company and certain of its present and former executives and directors. Lead plaintiff and lead counsel were appointed by the Court and on November 29, 2004, plaintiff filed a consolidated amended class action complaint (“Complaint”). The Complaint alleged that the Company and certain individual defendants made materially false or misleading statements or omissions in violation of the federal securities laws during the period of January 22, 2004 through June 23, 2004 (the “Class Period”). The Complaint sought to recover damages on behalf of anyone who purchased or otherwise acquired our stock during the Class Period. Following the Company’s motion to dismiss, the complaint was initially dismissed with leave to amend in 2005 and, following plaintiffs’ acknowledgement that they could not amend, the action was dismissed with prejudice.
      In July and October 2004, two derivative complaints were filed in state and federal court, respectively, against certain of our present and former executives and directors (the “Derivative Complaints”). The Derivative Complaints allege state law breach of fiduciary duty claims arising out of the underlying matters alleged in the securities Complaint identified above. The state court derivative plaintiff has agreed to stay his case and has joined in a first amended complaint filed in the federal derivative case. The Company filed a motion to dismiss the complaint in October 2005. The federal court denied the defendants’ motion to dismiss the amended complaint on March  13, 2006.
      In addition, the Company is from time to time a party to various other litigation matters incidental to the conduct of its business, none of which, at the present time is likely to have a material adverse effect on the Company’s future financial results.
      In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2005, the Company has not recorded any such liabilities in accordance with SFAS 5. The Company believes that it has valid defenses with respect to the legal matters pending against the Company and that the probability of a loss under such matters is remote.

Other Contingencies
      The Company generally warrants that its products shall perform to its standard documentation. Under the terms of the warranty, should a product not perform as specified in the documentation, the Company will repair or replace the product. Such warranties are accounted for in accordance with SFAS 5. To date the Company has not incurred material costs related to warranty obligations.
      The Company’s product license agreements include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. To date the Company has not incurred any costs related to such indemnification provisions.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases
      The Company leases its facilities under several non-cancelable operating lease agreements that expire at various dates through 2010. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. The Company had deferred rent of $377,000 and $292,000 as of December 31, 2005 and 2004, respectively. Rent expense for the years ended December 31, 2005, 2004 and 2003 was $2.6 million, $2.6 million and $2.2 million, respectively.
      Remaining future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2005 are as follows:
      Year Ending December 31:

(In thousands)
2006	$2,135
2007	2,306
2008	2,380
2009	2,193
2010	1,493

Future minimum lease payments	$10,507

      For its New York, New York and San Jose, California offices, the Company has two certificates of deposit totaling approximately $676,000 as of December 31, 2005 and $282,000 as of December 31, 2004, in order to secure letters of credit required by the landlords for security deposits.
      In 2000, the Company issued warrants to purchase 5,400 shares of common stock with an exercise price of $11.67 per share in connection with a building lease. These warrants vested immediately and the estimated fair value of $90,000 was recorded in other assets in the accompanying consolidated balance sheets and is being amortized into rent expense over the lease term of five years. During 2004, these shares of common stock were exercised in a cashless transaction resulting in 2,247 shares being issued. As of December 31, 2005, the value of these warrants was fully amortized.

Note 7 —	Stockholders’ Equity
      The Company completed its initial public offering of 5,750,000 shares of its common stock on November 20, 2003. The Company sold the shares at a price of $14.00 per share which resulted in aggregate net proceeds to the Company of approximately $72.1 million, after deducting underwriting discounts and commissions and paying offering expenses.

Convertible Preferred Stock
      Upon completion of the Company’s initial public offering, the Company amended its certificate of incorporation and authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001. None of these shares were outstanding as of December 31, 2005 or 2004.

Common Stock
      As of December 31, 2005, the Company had reserved 9,743,842 shares of common stock, for issuance under its various stock option plans and upon exercise of outstanding warrants.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans
      As of December 31, 2005, the Company had reserved 8,199,151 shares of common stock under all of its Stock Option Plans which provide for the granting of stock options to employees, directors or consultants.

1997 Stock Option Plan
      Under the 1997 Stock Option Plan, incentive and nonstatutory options to purchase the Company’s common stock may be granted to employees at prices not lower than the fair value of the stock at the date of grant for incentive stock options and not less than 85% of the fair value for nonstatutory options. These options vest as determined by the board, generally over 4 years at a rate of 25% 12 months after the vesting commencement date and 1/48 th each month thereafter, and expire 10 years from the date of grant. Under the plan, as of December 31, 2005, the Company was authorized to grant approximately 3,675,000 shares of common stock. In certain instances, holders of options granted under the Plan may exercise their options prior to vesting of shares, subject to the Company’s right of repurchase of unvested shares at the exercise price. The Company’s repurchase right becomes exercisable only if a termination event occurs that would have caused the stock option to be forfeited, and lapses in accordance with the original vesting period for the associated stock option. Following the Company’s initial public offering, shares are no longer granted from the 1997 Stock Option Plan and all shares that remained available for future grant under this plan at the time of the Company’s initial public offering became available for issuance under the 2003 Stock Incentive Plan, as described below.
      In 2005, the Company incurred stock-based compensation expense of approximately $159,000 related to the modification of stock options associated with the resignation of its senior vice president, operations in the first quarter of 2005.

2003 Stock Incentive Plan
      In August 2003, the board of directors adopted the 2003 Stock Incentive Plan, which became effective upon the completion of the Company’s initial public offering. Under the plan, as of December 31, 2005, the Company was authorized to grant approximately 4,524,000 shares of common stock, and the board of directors may grant stock options or other types of stock-based awards, such as restricted stock, restricted stock units, stock bonus awards or stock appreciation rights. Incentive stock options may be granted only to the Company’s employees. Nonstatutory stock options and other stock-based awards may be granted to employees, consultants or non-employee directors. These options vest as determined by the board, generally over 4 years and expire 10 years from the date of grant. On July 1 of each year beginning July 1, 2004, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to the lesser of (i) 5% of the Company’s outstanding shares, (ii) 2,800,000 shares or (iii) a lesser number of shares approved by the board.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Company’s options under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan are as follows:

		Options Outstanding

	Shares		Weighted
	Available for	Number of	Average
	Grant	Shares	Exercise Price

Balances as of December 31, 2002	723,071	3,577,585	1.48
Authorized	3,500,000	—	—
Granted	(2,039,025)	2,039,025	3.87
Exercised	—	(253,786)	1.02
Canceled	222,580	(222,580)	1.34

Balances as of December 31, 2003	2,406,626	5,140,244	2.46
Authorized	1,220,097	—	—
Granted	(1,506,863)	1,506,863	7.18
Exercised	—	(978,992)	1.13
Canceled	799,174	(799,174)	4.43

Balances as of December 31, 2004	2,919,034	4,868,941	3.87
Authorized	1,310,502	—
Granted	(2,238,506)	2,238,506	3.96
Exercised	—	(899,326)	1.25
Canceled	895,478	(895,478)	5.26

Balances as of December 31, 2005	2,886,508	5,312,643	4.11

      As of December 31, 2005, the range of exercise prices and weighted average remaining contractual life of outstanding options under the 1997 stock option plan and 2003 stock incentive plan were as follows:

		Options Outstanding		Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual Life	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price

$ 0.17 - $ 0.42	24,262	2.10	$0.36	24,262	$0.36
$ 0.84 - $ 0.84	1,005,456	6.24	0.84	870,308	0.84
$ 0.92 - $ 3.50	550,698	7.48	1.64	387,351	1.72
$ 3.62 - $ 3.65	164,575	8.86	3.64	120,046	3.65
$ 3.70 - $ 3.70	1,054,976	9.75	3.70	59,978	3.70
$ 3.80 - $ 3.92	537,756	8.77	3.86	137,261	3.84
$ 4.04 - $ 4.17	702,381	8.95	4.15	184,457	4.16
$ 4.20 - $ 4.54	635,300	9.26	4.48	215,271	4.53
$ 4.74 - $15.36	561,489	7.16	11.58	372,732	11.19
$16.03 - $16.59	75,750	8.14	16.47	35,258	16.47

$ 0.17 - $16.59	5,312,643	8.22	$4.11	2,406,924	$3.76

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Stock Grants
      During 2002, the Company granted a non-plan option to its chief executive officer to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.84 per share. This option vested 25% upon the completion of the Company’s initial public offering and then vested at the rate of 1/36 th each month thereafter. During 2004, this option was exercised as to approximately 75,000 shares of common stock. The chief executive officer resigned during 2004 at which time, all unvested options were cancelled. As of December 31, 2004, vested options to acquire 12,500 of such shares remained unexercised and outstanding. During 2005, these remaining 12,500 shares were exercised.
      During 2004, the Company recorded stock-based compensation expense of $1.7 million related to the modification of stock options associated with the resignation of the chief executive officer from the Company. The Company also reversed $1.1 million of unamortized deferred stock-based compensation in 2004 related to unvested options held by its former chief executive officer.
      During 2005, the Company granted its new chief executive officer a non-plan option to purchase 1,000,000 shares of its common stock with an exercise price of $3.50 per share, which was the fair market value of our common stock on the date of grant. The shares vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting monthly for three years. Additionally, the Company granted 28,000 shares of restricted stock to its new chief executive officer. The Company recorded deferred compensation equal to the fair market value of such shares of $98,000 and is amortizing this amount over the vesting period of one year. Since the shares become fully vested on May 31, 2006, there were 28,000 shares subject to repurchase at December 31, 2005.

2003 Employee Stock Purchase Plan
      In August 2003, the board of directors adopted the 2003 Employee Stock Purchase Plan which became effective upon the completion of the Company’s initial public offering and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The 2003 Employee Stock Purchase Plan is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount on a periodic basis through payroll deductions. As of December 31, 2005, the Company had approximately 1,434,000 shares available for issuance under the plan. The number of shares reserved for issuance under the plan will increase automatically on July 1 of each year beginning July 1, 2004 by an amount equal to the lesser of (i) 2% of the Company’s outstanding shares, (ii) 1,200,000 shares or (iii) a lesser number of shares approved by the board. Except for the first offering period, each offering period will be for 12 months and will consist of consecutive six-month purchase periods. The purchase price for shares of common stock purchased under the purchase plan will be 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or the fair market value of the Company’s common stock on the last day of each purchase period.

Equity Instruments Issued to Non-employees
      In connection with the Master Agreement (see Note 5), the Company issued warrants to purchase up to 260,000 shares of the Company’s Series G preferred stock at an exercise price of $1.00 per share. The warrants are fully exercisable for ten years from the date of issuance. The estimated fair value of the warrants, $399,000, was recorded as a discount to the bank line of credit and was amortized to interest expense over the commitment period. In 2004, these warrants were exercised in a cashless transaction resulting in 118,993 shares being issued. As of December 31, 2004, the discount had been fully amortized.
      In connection with a credit facility that was fully repaid in 2002, the Company issued warrants to purchase up to 10,500 shares of the Company’s common stock at an exercise price of $10.30 per share in February 1999, 2,625 shares of the Company’s common stock at an exercise price of $20.00 per share in May

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2000, and 19,132 shares of the Company’s Series F preferred stock at an exercise price of $3.92 per share in September 2001. These warrants are fully exercisable for between five and ten years from the date of issuance. The estimated fair value of the warrants were recorded as a discount to the bank line of credit and amortized to interest expense over the commitment period in prior periods. During 2004, the warrants for 10,500 shares of the Company’s common stock and the warrants for 19,132 shares of the Company’s Series F preferred stock were exercised in cashless transactions resulting in an aggregate of 11,157 shares being issued. During 2005, this remaining warrant for 2,625 shares expired.
      In connection with the equipment loan and security agreement (see Note 5), the Company issued a warrant to the lender to purchase up to 8,490 shares of the Company’s common stock at an exercise price of $14.13 per share. The warrant is fully exercisable for three years after the closing of the initial public offering of the Company’s common stock. The estimated fair value of the warrants, $56,000, was recorded as a discount to the current portion of long-term debt and was amortized to interest expense over the commitment period. As of December 31, 2005, these warrants remained unexercised and outstanding.
      In 2005, the Company issued a warrant for the purchase of 100,000 shares of its common stock in connection with executive recruiting services performed related to the hiring of the Company’s new chief executive officer. The warrant was fully vested on May 31, 2005 and is exercisable at a price of $3.45 per share through May 31, 2012. The Company recorded a stock compensation charge for the fair value of the warrants of $222,000.
Note 8 — Income Taxes
      The following is a geographical breakdown of consolidated income (loss) before income taxes by income tax jurisdiction (in thousands):

	2005	2004	2003

United States	$(8,875)	$(21,916)	$1,231
Foreign	256	(3,492)	(129)

Total	$(8,619)	$(25,408)	$1,102

      The provision (benefit) for income taxes for the years ended December 31, 2005, 2004 and 2003 consists of the following (in thousands):

	2005	2004	2003

Current:
Federal	$(45)	$—	$161
State	20	67	71
Foreign	11	8	35

Total provision for income taxes	$(14)	$75	$267

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision (benefit) for income taxes differs from the expected tax provision (benefit) computed by applying the statutory federal income tax rates to income (loss) before taxes as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

Federal tax at statutory rate	$(2,949)	$(8,639)	$375
Alternative minimum tax	—	—	161
State taxes, net of federal benefit	20	67	47
Non-deductible expenses	11	44	53
Stock-based compensation	—	359	1,460
Current year net operating losses and other deferred tax assets for which no benefit has been recognized	2,914	8,244	(1,832)
Other	(10)	—	3

Total provision (benefit) for income taxes	$(14)	$75	$267

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Net deferred tax assets consist of the following (in thousands):

	As of December 31,

	2005	2004

Deferred tax assets
Net operating loss carryforwards and deferred start-up costs	$25,434	$29,597
Property and equipment	293	204
Accrued expenses	2,306	2,178
Purchased technology	756	1,468
Unrealized gain/loss on investments	10	121
Research and experimentation credit carryforwards	7,612	6,551
Capitalized research and experimentation costs	8,659	—
Deferred stock compensation	586	1,709

Gross deferred tax assets	45,656	41,828
Less valuation allowance	(45,656)	(41,828)

Net deferred tax assets	$—	$—

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of the future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the period in which the temporary differences are deductible, management believes it is more likely than not that the Company will not realize the benefits of such deferred tax assets. As of December 31, 2005 and 2004, the net deferred tax assets were fully offset by a valuation allowance due to the uncertainty of the Company’s ability to realize such assets. The net changes in the total valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $3.8 million and $10.7 million, respectively.
      As of December 31, 2005, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $62.8 million and $26.8 million, respectively, available to reduce future

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income subject to income taxes. The federal net operating loss carryforwards, if not utilized, will expire over 20 years beginning in 2012. The California net operating loss carryforward, if not utilized, will expire beginning in 2006.
      Approximately $266,000 of the deferred income tax asset balance at December 31, 2005 pertains to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.
      The Company also has research credit carryforwards for federal and California income tax purposes of approximately $5.1 million and $3.5 million, respectively, available to reduce future income taxes. The federal research credit carryforward, if not utilized, will expire over 20 years beginning in 2012. The California research credit carries forward indefinitely.
      Federal and California tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company’s ability to utilize its net operating loss and tax credit carryforwards are subject to limitations under these provisions.

Note 9 —	Stockholders’ Rights Plan
      On August 31, 2004, the Company’s board of directors approved the adoption of a Stockholder Rights Plan (the “Rights Plan”) and reserved 100,000 shares of participating, non-redeemable preferred stock for issuance upon exercise of the rights. The number of shares of preferred stock reserved for issuance may be increased by resolution of the board of directors without shareholder approval. The Rights Plan was amended on September 28, 2004.
      Under the Rights Plan each common stockholder at the close of business on September 10, 2004 received a dividend of one preferred stock purchase right (a “Right” or “Rights”) for each share of common stock held. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of a new series of participating preferred stock at an initial purchase price of $23.00. The Rights will become exercisable and will detach from the common stock a specified period of time after any person (the “Acquiring Person”) has become the beneficial owner of 15% or more of the Company’s common stock or commences a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 15% or more of the common stock. The Rights for an Acquiring Person would become null and void upon the occurrence of such an event.
      Further, if an Acquiring Person becomes the beneficial owner of 15% or more of the Company’s common stock, upon the exercise of each Right, the holder will be entitled to receive, in lieu of preferred stock, common stock having a market value equal to two times the purchase price of the right. However, if the number of shares of common stock which are authorized by the Company’s certificate of incorporation are not sufficient to issue such common shares, then the Company shall issue such number of one one-thousandths of a share of preferred stock as are then equivalent in value to the common shares. In addition, if, following an acquisition of 15% or more of the Company’s common stock, the Company is involved in certain mergers or other business combinations, each right will entitle the holder to purchase a number of shares of common stock of the other party to such transaction equal to two times the purchase price of the right.
      The Company may exchange all or part of the rights for shares of common stock at an exchange ratio of one share of common stock per right any time after a person has acquired 15% or more (but before any person has acquired more than 50%) of the Company’s common stock.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. By this definition, the Company operates in one business segment, which is the development, marketing and sale of enterprise software. The Company’s TrueComp Suite is its only product line which includes all of its software application products.

Geographic Information:
      Total revenues consist of (in thousands):

	Year Ended December 31,

	2005	2004	2003

United States	$56,460	$53,623	$65,252
Europe	3,146	3,289	5,360
Asia Pacific	1,847	1,782	1,122

	$61,453	$58,694	$71,734

      Substantially all of the Company’s long-lived assets are located in the United States.
      Significant customers (including resellers when product is sold through them to an end user) as a percentage of total revenues:

	Year December 31,

	2005	2004	2003

Customer 1	—%	12%	—%
Customer 2	12%	—%	—%
Customer 3	10%	—%	—%

Note 12 —	Restructuring Charge
      During 2004, the Company approved a restructuring plan to discontinue the TruePerformance product line and eliminate 36 positions or 10% of its workforce. The Company recorded restructuring charges of approximately $1,488,000 consisting of employee termination costs of approximately $1,439,000 and approxi-

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
mately $49,000 related to a loss on disposal of fixed assets and other charges. The employee termination benefits of approximately $1,439,000 were communicated and paid to the affected employees in 2004.
      Restructuring liabilities summarized below (in thousands):

		Loss on
		Disposal of
		Fixed
	Employee	Asset and
	Severance	Other
	Costs	Charges	Total

Restructuring charge	$1,439	$49	$1,488
Disposal of fixed assets	—	(17)	(17)
Cash payments	(1,439)	(32)	(1,471)

Restructuring liabilities at December 31, 2004	$—	$—	$—

Note 13 —	Related Party Transaction
      In 2004, the Company entered into a service agreement with Ceridian Corporation for payroll processing and access to a human resource information system. John Eickhoff, a member of the Company’s Board of Directors, was Ceridian’s Chief Financial Officer at the time of the transaction and has since retired. The Company conducted a competitive bidding process to choose the new system. The Company paid Ceridian approximately $44,000 and $36,000 for services rendered during 2005 and 2004, respectively. Mr. Eickhoff resigned from Ceridian in 2005. Therefore, although the Company plans to continue its relationship with Ceridian, Ceridian is no longer a related party of the Company.
      In 2005, the Company entered into a service agreement with Saama Technologies, Inc. for engineering consulting. William Binch, a member of the Company’s Board of Directors, is also currently a member of Saama’s Board of Directors. The Company paid Saama $77,000 for services rendered during 2005.

Note 14 —	Subsequent Events
      In February 2006, the Company’s Board of Directors appointed Charles M. Boesenberg as a member of the Company’s Board of Directors. Mr. Boesenberg is the chairman and chief executive officer of NetIQ Corporation, which is a customer of the Company. During 2005, the Company had sales of an immaterial amount to NetIQ Corporation.

CALLIDUS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Quarterly Financial Data (Unaudited) (in thousands, except for per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year ended December 31, 2005
Total revenue	$14,501	$12,615	$17,098	$17,239	$61,453
Gross profit	7,224	4,845	9,272	9,560	30,901
Net loss	(2,494)	(3,718)	(906)	(1,487)	(8,605)
Basic net income loss per share	$(0.10)	$(0.14)	$(0.03)	$(0.06)	$(0.33)
Diluted net income loss per share	$(0.10)	$(0.14)	$(0.03)	$(0.06)	$(0.33)
Weighted average common shares (basic)	25,742	26,144	26,425	26,752	26,268
Weighted average common shares (diluted)	25,742	26,144	26,425	26,752	26,268
Year ended December 31, 2004
Total revenue	$16,462	$13,234	$13,938	$15,060	$58,694
Gross profit	7,589	2,764	6,170	7,527	24,050
Net loss	(6,069)	(13,715)	(4,359)	(1,340)	(25,483)
Basic net income loss per share	$(0.25)	$(0.57)	$(0.18)	$(0.05)	$(1.04)
Diluted net income loss per share	$(0.25)	$(0.57)	$(0.18)	$(0.05)	$(1.04)
Weighted average common shares (basic)	23,988	24,204	24,489	24,989	24,419
Weighted average common shares (diluted)	23,988	24,204	24,489	24,989	24,419

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
3.2	Amended and Restated By-Laws (restated as of January 24, 2006)
4.1	Certificate of Designations (incorporated by reference from Exhibit A to Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
4.3	Amended and Restated Registration and Information Rights Agreement dated as of December 24, 2002 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
4.4	Stockholders Rights Agreement dated September 2, 2004 (incorporated by reference herein from Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
4.5	Amendment to Stockholders Rights Agreement dated September 28, 2004 (incorporated by reference herein from Exhibit 10.27.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)
10.1	Lease Agreement between W9/PHC II San Jose, L.L.C. and Callidus Software Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.2	1997 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.3	Restated 2003 Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference herein from Exhibit 10.7.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)
10.4	Amended and Restated Employee Stock Purchase Plan (restated as of January 24, 2006)
10.5	Form of Change of Control Agreement with Messrs. Braun, B. Cabrera, Eickhoff, Fior, Furino, James, Pratt, Warfield (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.6	Form of Change of Control Agreement with Messrs. Binch and Boesenberg as well as Ms. Patton
10.7	Employment Agreement with Robert W. Warfield dated November 15, 2001 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.8	Stock Option Agreement with Robert W. Warfield (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.9	Employment Agreement with Ronald J. Fior dated August 30, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.11	Employment Agreement with Richard D. Furino dated October 31, 2003 (incorporated by reference herein from Exhibit 10.21 to the Company’s Form 10-Q filed with the Commission on May 14, 2004)

Exhibit
Number	Description

10.12	Form of Performance-Based Stock Option Agreement for stock options granted to Messrs. B. Cabrera, Fior and Warfield on September 1, 2004 (incorporated by reference herein from Exhibit 10.28 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
10.13	Stock Option Agreement between Mr. Richard Furino and the Company (Grant Date September 1, 2004) (incorporated by reference herein from Exhibit 10.29 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
10.14	Form of Executive Incentive Plan
10.15	Employment Agreement of Robert H. Youngjohns (incorporated by reference to Exhibit 10.31 to the Company’s Form 8-K filed with the Commission on April 28, 2005)
10.16	Non-Qualified Stock Option Agreement with Robert H. Youngjohns (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-Q filed with the Commission on August 11, 2005)
10.17	Restricted Stock Agreement with Robert H. Youngjohns (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q filed with the Commission on August 11, 2005)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	302 Certifications
32.1	906 Certification