Form 10-Q
period 2006-03-31
CALLIDUS SOFTWARE INC
filed 2006-05-15
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     There were 27,481,106 shares of the registrant’s common stock, par value $0.001, outstanding on May 8, 2006, the latest practicable date prior to the filing of this report.

     Callidus Software®, the Callidus logo®, TRUEANALYTICS™, TRUECOMP®, TRUEINFORMATION™, and TRUEPERFORMANCE® are our trademarks, among others not referenced in this quarterly report of Form 10-Q. All other trademarks, service marks, or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,202	$23,705
Short-term investments	41,442	40,000
Accounts receivable, net	11,103	11,063
Prepaids and other current assets	1,368	1,581

Total current assets	73,115	76,349
Property and equipment, net	2,919	2,801
Deposits and other assets	1,452	1,494

Total assets	$77,486	$80,644

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,315	$756
Accrued payroll and related expenses	3,791	6,383
Accrued expenses	2,107	2,043
Deferred revenue	11,818	12,205

Total current liabilities	19,031	21,387
Deferred rent	608	377
Long-term deferred revenue	554	729

Total liabilities	20,193	22,493

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 27,355 and 26,854 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	27	27
Additional paid-in capital	187,974	186,232
Deferred stock-based compensation	—	(445)
Accumulated other comprehensive income	236	171
Accumulated deficit	(130,944)	(127,834)

Total stockholders’ equity	57,293	58,151

Total liabilities and stockholders’ equity	$77,486	$80,644

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Revenues:
License revenues	$6,958	$3,500
Maintenance and service revenues	9,999	11,001

Total revenues	16,957	14,501
Cost of revenues:
License revenues	136	97
Maintenance and service revenues(1)	7,780	7,230

Total cost of revenues	7,916	7,327

Gross profit	9,041	7,174

Operating expenses:
Sales and marketing(1)	6,190	4,538
Research and development(1)	3,570	3,075
General and administrative(1)	3,087	2,342

Total operating expenses	12,847	9,955

Operating loss	(3,806)	(2,781)
Interest expense	—	(11)
Interest and other income, net	568	323

Loss before provision for income taxes	(3,238)	(2,469)

Provision for income taxes	—	25

Loss before cumulative effect of a change in accounting principle	(3,238)	(2,494)

Cumulative effect of a change in accounting principle	128	—

Net loss	$(3,110)	$(2,494)

Net loss per share — basic
Loss before cumulative effect of a change in accounting principle	$(0.12)	$(0.10)
Cumulative effect of a change in accounting principle	0.01	—

Net loss	$(0.11)	$(0.10)

Net loss per share — diluted
Loss before cumulative effect of a change in accounting principle	$(0.12)	$(0.10)
Cumulative effect of a change in accounting principle	0.01	—

Net loss	$(0.11)	$(0.10)

Shares used in basic per share computation	27,116	25,742

Shares used in diluted per share computation	27,116	25,742

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)
(In thousands, except per share data)

(1)	Effective January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payments” under the modified prospective method. Accordingly, for the three months ended March 31, 2006, stock-based compensation was accounted for under SFAS 123R, while for the three months ended March 31, 2005, stock-based compensation was accounted for under APB No. 25, “Accounting for Stock Issued to Employees”. See Note 7 — Stock-based Compensation. The amounts above include stock-based compensation as follows:

Cost of maintenance and service revenues	$264	$50
Sales and marketing	266	126
Research and development	247	124
General and administrative	432	140
See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,110)	$(2,494)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and other amortization	418	399
Provision for doubtful accounts and sales returns	500	234
Stock-based compensation	1,209	440
Non-cash expenses associated with non-employee options and warrants	—	4
Loss on disposal of property	3	—
Cumulative effect of a change in accounting principle	(128)	—
Changes in operating assets and liabilities:
Accounts receivable	(529)	1,999
Prepaids and other current assets	264	11
Other assets	—	(333)
Accounts payable	560	(281)
Accrued payroll and related expenses	(2,594)	(311)
Accrued expenses	79	45
Deferred revenue	(562)	918

Net cash (used in) provided by operating activities	(3,890)	631

Cash flows from investing activities:
Purchases of investments	(19,787)	(4,994)
Proceeds from maturities and sale of investments	18,400	6,500
Purchases of property and equipment	(322)	(361)
Change in deposits	(9)	—

Net cash (used in) provided by investing activities	(1,718)	1,145

Cash flows from financing activities:
Repayments of bank line of credit	—	(149)
Net proceeds from issuance of common stock and warrants	1,106	1,845

Net cash provided by financing activities	1,106	1,696

Effect of exchange rates on cash and cash equivalents	(1)	(23)

Net (decrease) increase in cash and cash equivalents	(4,503)	3,449
Cash and cash equivalents at beginning of period	23,705	7,651

Cash and cash equivalents at end of period	$19,202	$11,100

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$11

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2005. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of March 31, 2006 and the three months ended March 31, 2006 and 2005 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2006.
     Reclassifications
     Certain amounts from prior periods have been reclassified to conform to the current period presentation. See Note 7 – Stock-based Compensation for further discussion of these reclassifications.
     Cumulative Effect of a Change in Accounting Principle
     Cumulative effect of a change in accounting principle was $128,000 for the three months ended March 31, 2006 and resulted from the change in accounting principle from APB No. 25 to SFAS 123R. The cumulative effect of a change in accounting principle is generally one time in nature and not expected to occur as part of our normal business on a regular basis. See Note 7 – Stock-based Compensation for further discussion.
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
     Below is a summary of the changes in the Company’s valuation accounts for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	Balance at	Provision,		Balance at
	Beginning	Net of		End of
	of Period	Recoveries	Write-Offs	Period
Allowance for doubtful accounts
Three months ended March 31, 2006	$480	$80	$(5)	$555
Three months ended March 31, 2005	320	72	(65)	327

	Balance at	Provision,	Remediation	Balance at
	Beginning	Net of	Service	End of
	of Period	Recoveries	Claims	Period
Sales return reserve
Three months ended March 31, 2006	$310	$420	$(473)	$257
Three months ended March 31, 2005	537	162	(305)	394
     Restricted Cash
     Included in deposits and other assets in the consolidated balance sheets at March 31, 2006 and December 31, 2005 is restricted cash of $676,000, related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secures letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in other assets based on the expected term for the release of the restriction.
     Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss attributable to common stockholders for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options and warrants to the extent these shares are dilutive. For the three months ended March 31, 2006 and 2005, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.

     Diluted net loss per share did not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2006	2005
Stock options	6,666	4,623
Stock subject to repurchase	28	—
Warrants	111	14

Totals	6,805	4,637

     The weighted-average exercise price of stock options excluded during the three months ended March 31, 2006 and 2005 was $4.05 and $3.91, respectively. The weighted average exercise price of warrants excluded during the three months ended March 31, 2006 and 2005 was $5.09 and $20.15, respectively.
2. Investments
     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated financial statements. Interest is included in interest and other income, net, in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities were as follows for March 31, 2006 and December 31, 2005 (in thousands):

		Unrealized	Unrealized
March 31, 2006	Cost	Gains	Losses	Fair Value
Auction rate securities and preferred stock	$30,975	$—	$—	$30,975
Corporate notes and obligations	12,083	—	(24)	12,059
US government and agency obligations	4,500	—	(12)	4,488

Investments in debt and equity securities	$47,558	$—	$(36)	$47,522

		Unrealized	Unrealized
December 31, 2005	Cost	Gains	Losses	Fair Value
Auction rate securities and preferred stock	$20,575	$—	$—	$20,575
Corporate notes and obligations	11,997	—	(35)	11,962
US government and agency obligations	12,500	—	(56)	12,444

Investments in debt and equity securities	$45,072	$—	$(91)	$44,981

	March 31,	December 31,
	2006	2005
Recorded as:
Cash equivalents	$6,080	$4,981
Short-term investments	41,442	40,000

	$47,522	$44,981

     There were no realized gains or losses on the sales of these securities for the quarters ended March 31, 2006 and 2005, respectively.
3. Debt
     Bank Line of Credit
     The Company had a master loan and security agreement that included a revolving line of credit of $10.0 million that expired in March 2005 and was not renewed.
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
     In July and October 2004, two derivative complaints were filed in state and federal court, respectively, against certain of our present and former executives and directors (the “Derivative Complaints”). The Derivative Complaints allege state law breach of fiduciary duty claims arising out of the underlying matters alleged in the securities Complaint identified above. The state court derivative plaintiff has agreed to stay his case and has joined in a first amended complaint filed in the federal derivative case. The Company filed a motion to dismiss the complaint in October 2005, which was denied by the federal court on March 13, 2006.
     In addition, the Company is from time to time a party to various other litigation matters incidental to the conduct of its business, none of which, at the present time, is likely to have a material adverse effect on the Company’s future financial results.
     In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At March 31, 2006, the Company has not recorded any such liabilities in accordance with SFAS 5. The Company believes that it has valid defenses with respect to the legal matters pending against the Company and that the probability of a loss under such matters is remote.

     Other Contingencies
     The Company generally warrants that its products shall perform to its standard documentation. Under the terms of the warranty, should a product not perform as specified in the documentation, the Company will repair or replace the product. Such warranties are accounted for in accordance with SFAS 5. To date, the Company has not incurred material costs related to warranty obligations.
     The Company’s product license agreements include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. To date, the Company has not incurred any costs related to such indemnification provisions.
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
     The following table summarizes revenues for each of the three months ended March 31, 2006 and 2005 by geographic areas (in thousands):

	Three Months Ended March 31,
	2006	2005
United States	$13,798	$12,588
Europe	387	1,295
Asia Pacific	2,772	618

	$16,957	$14,501

     Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.
     The following table summarizes revenues to significant customers (including resellers when product is sold through them to an end user) as a percentage of total revenues:

	Three Months Ended March 31,
	2006	2005
Customer 1	16%	7%
Customer 2	15%	6%
Customer 3	10%	—%
Customer 4	4%	10%
6. Comprehensive Loss
     Comprehensive loss includes net loss, unrealized gains (losses) on investments, net and foreign currency translation adjustments. Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(3,110)	$(2,494)
Other comprehensive income (loss):
Change in accumulated unrealized loss on investments, net	55	(38)
Change in cumulative translation adjustments	10	(17)

Comprehensive loss	$(3,045)	$(2,549)

7. Stock-based Compensation
     Adoption of New Accounting Standard
     Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107). SFAS 123R requires the recognition of the fair value of stock compensation in net income. Prior to January 1, 2006, the Company had adopted SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), but in accordance with SFAS 123, had elected to account for stock options according to the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Therefore, the Company recorded no related compensation expense for awards granted with no intrinsic value. In accordance with SFAS 123, the Company previously provided pro forma disclosure of the effect of using the fair value-based method of measuring stock-based compensation expense under SFAS 123 in its financial statement notes.
     The Company elected the modified prospective transition method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply only to awards granted or modified after the date of adoption. For awards granted prior to, but not yet vested at, the date of adoption of SFAS 123R, stock-based compensation is recognized in net income in the periods after the date of adoption based on the unrecognized expense calculated for pro-forma fair value disclosure under SFAS 123 using the same valuation method (i.e. Black-Scholes) and assumptions, as disclosed in the Company’s previous filings. In addition, the deferred stock-based compensation of $445,000 as of December 31, 2005, which was accounted for under APB No. 25, was reclassified into additional paid-in capital upon the adoption of SFAS 123R.
     Upon adoption of SFAS 123R, compensation cost associated with stock options consists of the amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 determined in accordance with SFAS 123 and the amortization related to all stock option awards granted subsequent to January 1, 2006 determined in accordance with SFAS 123R. In addition, the Company records expense over the offering period and the vesting term in connection with shares issued under its Employee Stock Purchase Plan (ESPP) and restricted stock. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method.
     Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the quarter ended March 31, 2006, the Company had no excess tax benefits generated from option exercises. The Company is in the process of computing the excess tax benefits in additional paid-in capital as of the date of adoption of SFAS 123R. This analysis is not expected to result in a material change to the Company’s financial statements.
     Also, upon the adoption of SFAS 123R, the Company recorded a cumulative effect of a change in accounting principle, reducing the net loss for the three months ended March 31, 2006 by $128,000. The cumulative effect of a change in accounting principle resulted from the requirement of SFAS 123R to reduce the amount of stock-based compensation expense by an estimated forfeiture rate or, in other words, the estimated number of shares that are not expected to vest as a result of an employee terminating prior to becoming fully vested in an award. Prior to the adoption of SFAS 123R, the Company did not reduce stock-based compensation expense based on an estimated forfeiture rate but rather recorded an adjustment to stock-based compensation as actual forfeitures occurred. The cumulative effect of a change in accounting principle of $128,000 represent the total reduction in stock-based compensation expense that would have been recorded on previously reported stock-based compensation expense for unvested options outstanding on the date of adoption of SFAS 123R.
     Expense Summary
     Under the provisions of SFAS 123R, $1.2 million of stock compensation expense was recorded for the three months ended March 31, 2006 on the unaudited condensed consolidated statement of operations. Of the total stock compensation expense, approximately $1.0 million was related to stock options and $0.2 million was related to ESPP. As of March 31, 2006, there were $6.1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.71 years for stock options.
     In addition, SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption of SFAS 123R as if all stock-based employee compensation was accounted for under the fair value method of SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months ended March 31, 2005 (in thousands, except per share amounts):

Three
Months
Ended
March 31,
2005
Net loss as reported	$(2,494)
Add: Stock-based employee compensation expense under APB No. 25 included in reported net loss, net of tax	440
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(973)

Pro forma net loss	$(3,027)

Basic net loss per share, as reported	$(0.10)
Pro forma basic net loss per share	$(0.12)
Diluted net loss per share, as reported	$(0.10)
Pro forma diluted net loss per share	$(0.12)
     Determination of Fair Value
     The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. Because the Company has limited available data, the expected life of options is based on the simplified method as allowed by SAB 107. The expected volatility of stock options is based upon on the combination of the historical volatility of the price of the Company’s common stock as well as the historical stock price volatility and implied volatility of traded options of similar entities’ common stock. The Company believes that this blended approach provides a better estimate of the expected future volatility of the Company’s common stock over the expected life of its stock options. Prior to the first quarter of 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information disclosures of stock-based compensation expense. The expected volatility of ESPP shares is based on the historical volatility of the price of the Company’s common stock. Expected volatilities of both options and ESPP shares equal the expected terms of the options and ESPP shares respectively. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three Months Ended March 31,
	2006	2005
Stock Option Plans
Expected life (in years)	6.00	3.09
Risk-free interest rate	4.36% to 4.70%	3.61%
Volatility	60%	60%

Employee Stock Purchase Plan
Expected life (in years)	0.49 to 1.00	1.05
Risk-free interest rate	4.68 to 4.69%	1.88%
Volatility	36% to 43%	56%
     Stockholder-Approved Stock Option Plans
     The Company has two stock option plans approved by stockholders, the 1997 Stock Option Plan and the 2003 Stock Incentive Plan.
     Under the 1997 Stock Option Plan, incentive and nonstatutory options to purchase the Company’s common stock were granted to employees with vesting generally over 4 years and a contractual term of 10 years, as determined by the board. The vesting period generally equals the requisite service period of the individual grantees. Under the 1997 Stock Option Plan, as of March 31, 2006, the Company was authorized to issue approximately 3,547,000 shares of common stock. Following the Company’s initial public offering, shares are no longer granted from the 1997 Stock Option Plan and all shares that remained available for future grant under this plan at the time of the Company’s initial public offering became available for issuance under the 2003 Stock Incentive Plan, as described below.
     The 2003 Stock Incentive Plan became effective upon the completion of the Company’s initial public offering in November 2003. As of March 31, 2006, the Company was authorized to issue approximately 4,514,000 shares of common stock. Under the plan, the board of directors may grant stock options or other types of stock-based awards, such as restricted stock, restricted stock units, stock bonus awards or stock appreciation rights. Incentive stock options may be granted only to the Company’s employees. Nonstatutory stock options and other stock-based awards may be granted to employees, consultants or non-employee directors. These options vest as determined by the board, generally over 4 years and expire 10 years from the date of grant. The vesting period generally equals the requisite service period of the individual grantees. On July 1 of each year, the aggregate number of shares reserved for issuance under this plan increases automatically by a number of shares equal to the lesser of (i) 5% of the Company’s outstanding shares, (ii) 2,800,000 shares or (iii) a lesser number of shares approved by the board.
     A summary of the status of the Company’s options under the 1997 Stock Option plan and the 2003 Stock Incentive Plan for the three months ended March 31, 2006 is as follows:

			Weighted	Weighted
	Shares		Average	Average
	Available		Average	Remaining	Aggregate
	for	Number of	Exercise	Contractual	Intrinsic
	Grant	Shares	Price	Term (Years)	Value
					(in thousands)
Outstanding as of December 31, 2005	2,886,508	5,325,143	$4.11
Authorized	—	—
Granted	(873,494)	873,494	4.36
Exercised	—	(150,512)	1.12
Forfeited	62,949	(62,949)	4.60
Expired	69,991	(69,991)	7.71

Outstanding as of March 31, 2006	2,145,954	5,915,185	$4.17	8.29	$6,266

Vested and Expected to Vest as of March 31, 2006		5,356,264	$4.16	8.18	$6,032

Exercisable as of March 31, 2006		2,446,478	$3.87	7.07	$4,377

     The weighted-average fair value of stock options granted during the three months ended March 31, 2006 and 2005 were $2.60 and $1.92 per share, respectively. The total intrinsic value of stock options exercised during the quarters ended March 31, 2006 and 2005 was $0.5 million and $1.7 million, respectively. The total cash received from employees as a result of stock option exercises was $0.2 million and $0.8 million for the quarters ended March 31, 2006 and 2005, respectively. The Company settles employee stock option exercises with newly issued common shares.
     2003 Employee Stock Purchase Plan
     In August 2003, the board of directors adopted the 2003 Employee Stock Purchase Plan (ESPP) which became effective upon the completion of the Company’s initial public offering and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount on a periodic basis through payroll deductions. Except for the first offering period, each offering period will be for 12 months and will consist of two consecutive six-month purchase periods. The purchase price for shares of common stock purchased under the purchase plan will be 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period and the fair market value of the Company’s common stock on the last day of each purchase period. The Company issued approximately 350,000 shares during the first quarter of 2006. The weighted-average fair value of stock purchase rights granted under ESPP during the three months ended March 31, 2006 and 2005 was $1.29 and $1.88 per share respectively.
     Other Plan Awards
     During 2005, the Company granted 28,000 shares of restricted stock to its chief executive officer. The shares are subject to repurchase until they become fully vested on May 31, 2006. The restricted stock was issued at fair value of $3.50 per share on the date of grant. Compensation expense is being amortized over the vesting period of one year and was $25,000 for the three months ended March 31, 2006. As of March 31, 2006, unrecognized costs related to the restricted stock award totaled approximately $16,000. The weighted average remaining contractual term as of March 31, 2006 was 9.19 and 9.19 for outstanding and vested and expected to vest shares, respectively. The aggregate intrinsic value as of March 31, 2006 was $26,000 and $26,000 for outstanding and vested and expected to vest shares, respectively.
     Additionally, on May 31, 2005, the Company granted its chief executive officer an option to purchase 1,000,000 shares of its common stock with an exercise price of $3.50 per share, which was the fair market value of our common stock on the date of grant. The shares have a contractual term of 10 years and vest over four years, with 25% vesting on the first anniversary of the grant date and 1/48th vesting each month thereafter. The vesting period equals the requisite service period of the grant. The weighted average remaining contractual term as of March 31, 2006 was 9.17, 9.17 and zero for outstanding, vested and expected to vest and exercisable shares, respectively. The aggregate intrinsic value as of March 31, 2006 was $1.0 million, $0.9 million and $0 for outstanding, vested and expected to vest and exercisable shares, respectively.
     The agreements granting both the 28,000 shares of restricted stock and the option to purchase 1,000,000 shares were approved by the Company’s Compensation Committee, which is made up entirely of independent directors. As disclosed in a press release issued on April 28, 2005, these agreements were issued without shareholder approval as inducement grants to a new employee under applicable Nasdaq Marketplace Rules.
8. Related Party Transactions
     In 2005, the Company entered into a service agreement with Saama Technologies, Inc. for engineering consulting. William Binch, who was appointed to the Company’s Board of Directors in April 2005, is also currently a member of Saama’s Board of Directors. The Company had expenses of approximately $150,000 for services rendered by Saama during the quarter ended March 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 and with the condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q . This section of the Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: changes in and expectations with respect to maintenance and service and license revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, levels of capital expenditure, staffing and expense levels, expected future cash outlays, the adequacy of our capital resources to fund operations and growth, the impact of our adoption of one of the fair value methods for measuring stock-based compensation described in SFAS 123R, and the extent of stock-based compensation charges and expectations with respect to research and development spending. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. Many of these trends and uncertainties are described in “Factors That Could Affect Future Results” set forth elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Overview of the Results for the Three Months Ended March 31, 2006
     We are a leading provider of Enterprise Incentive Management (EIM) software systems to global companies across multiple industries. Large enterprises use EIM systems to model, administer, analyze and report on incentive compensation, or pay-for-performance plans, which compensate employees and business partners for the achievement of targeted quantitative and qualitative objectives, such as sales quotas, product development milestones and customer satisfaction. We sell our EIM products both directly through our sales force and indirectly through our strategic partners pursuant to perpetual or term software licenses, and offer professional services, including configuration, integration and training, generally on a time and materials basis. We also generate maintenance and support revenues associated with our product licenses, which are recognized ratably over the term of the maintenance agreement.
     During the first quarter of 2006, customers purchasing Callidus solutions included ADP, CDW Corporation, HSBC, Medtronic, Network Appliance, Nokia, North Carolina Farm Bureau, and Vodafone Australia. In addition, we launched our On-Demand Solutions group in the first quarter of 2006. This group had one customer that contracted for our on-premises managed services, which generated revenues over $1.5 million. Together, On-Demand and software maintenance revenues accounted for more than 30% of total revenues in the first quarter of 2006. Both On-Demand and software maintenance contracts provide for recurring revenue streams but remain subject to periodic adjustment or cancellation.
     In February, Charles M. Boesenberg was appointed to the Board of Directors. Mr. Boesenberg is CEO and Chairman of the Board of NetIQ and a 30-year veteran in the technology industry. We also announced the appointment of Bill Williamson to Regional Director for the Asia Pacific Region, continuing our focus on growing revenues internationally. We consider the hiring and appointment of these individuals as key additions to our leadership team whom will be integral to the development and achievement of our short and long-term business strategies.
     We adopted FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in net income. Our total stock based compensation expense for the first quarter of 2006 was $1.2 million, compared to $440,000 in the prior year period, when we accounted for stock-based compensation under APB No. 25.
     When comparing the first quarter of 2006 to the first quarter of 2005, our total revenues increased by 17% to $17.0 million from $14.5 million. This increase was the result of a 99% increase in license revenues, offset by a 9% decrease in maintenance and service revenues in the first quarter of 2006 compared to the first quarter of 2005. The positive change in license revenues was driven by an increase in the number of sales to both new and existing customers and a higher average recognition of revenue per customer. As a result of this substantial increase in higher-margin license revenues offset by $0.2 million from the inclusion of stock-based compensation in cost of maintenance and service revenues due to the adoption of SFAS 123R, our overall gross margin increased to 53% in the first quarter of 2006, compared to 49% in the first quarter of 2005.
     Operating expenses increased by 29%, to $12.9 million in the first quarter of 2006 compared to $10.0 million in the first quarter of 2005. This increase was primarily the result of increases of $1.7 million in sales and marketing expenses, $0.7 million in general and administrative expenses, and $0.5 million in research and development expenses. Included in the increases above is a $0.6 million increase in stock-based compensation due to the adoption of SFAS 123R.
     As a result of the increase in operating expenses, our net loss increased to $3.1 million for the first quarter of 2006, compared with a net loss of $2.5 million for the first quarter of 2005. Our cash, cash equivalents and short-term investments were $60.6 million as of March 31, 2006 compared to $63.7 million as of December 31, 2005, a decrease of $3.1 million.
     From a business perspective, we have a number of sales opportunities in process and many additional opportunities coming from our sales pipeline; however, we continue to experience wide variances in the timing and size of our license transactions and the timing of revenue recognition resulting from greater flexibility in licensing terms. We believe one of our major challenges is increasing prospective customers’ prioritization of purchasing our products over competing IT projects. To address these challenges, our goals for 2006 include expanding our marketing efforts, investing in the development of new modules for our TrueComp suite to broaden and increase its strategic value, and being more flexible and innovative in our licensing terms and in the methods we use to deliver our products. We believe these initiatives will, over time, help us better realize the market opportunity ahead of us.
     If we are unable to grow our revenues, we may be unable to return to profitability. In addition to these risks, our future operating performance is subject to the risks and uncertainties described in “Factors that could affect future results.”
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
     Residual Method. License fees are recognized upon delivery whether licenses are sold separately from or together with integration and configuration services, provided that (i) the criteria described below have been met, (ii) payment of the license fees is not dependent upon performance of the integration and configuration services, and (iii) the services are not otherwise essential to the functionality of the software. We recognize these license revenues using the residual method pursuant to the requirements of Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions”. Under the residual method, revenues are recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each undelivered element.
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
     A customer typically pre-pays maintenance for the first twelve months, and the related revenues are deferred and recognized ratably over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.
     Professional services revenues primarily consist of configuration and integration services related to the installation of our products as well as training revenues. Our implementation services do not involve customization to, or development of, the underlying software code. Substantially all of our professional services arrangements are on a time-and-materials basis. For professional service arrangements with a fixed fee we recognize revenue utilizing the proportional performance method of accounting. We estimate the proportional performance on fixed fee contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized when we receive final acceptance from the customer. To the extent we enter into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.
     Certain arrangements result in the payment of customer referral fees to third parties that resell our software products. In these arrangements, license revenues are recorded, net of such referral fees, at the time the software license has been delivered to a third-party reseller and an end-user customer has been identified.
     On-Demand Revenue. On-Demand revenues include both on-premises and hosted managed service offerings and are recorded as maintenance and services revenues in our statements of operations. Our On-Demand offerings allow our customers to outsource the operation and management of our software products to us. Customers will typically prepay for these subscription services which the Company will defer and recognize ratably over the term of the customer contract based on the number of days the contract is outstanding during each period.
     In hosted arrangements where the Company provides its software application as a service, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21 Revenue Arrangements with Multiple Deliverables. The Company evaluates whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) the Company sells or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return.
     The Company allocates the arrangement consideration to the separate units of accounting based on its relative fair values, as determined by the price of the undelivered items when sold separately.

     If evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.
     Allowance for Doubtful Accounts and Sales Return Reserve
     We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our condensed consolidated balance sheets, totaled approximately $555,000 and $480,000 at March 31, 2006 and December 31, 2005, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.
     We generally guarantee that our services will be performed in accordance with the criteria agreed upon in a statement of work, which we generally execute with each applicable customer prior to commencing work. Should these services not be performed in accordance with the agreed upon criteria, we typically would provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists”, management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues, if for any period, actual returns differ from management’s judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our condensed consolidated balance sheets, was approximately $257,000 and $310,000 at March 31, 2006 and December 31, 2005, respectively.
     Stock-Based Compensation
     Effective January 1, 2006, we began recording stock-based compensation expense associated with stock options and other forms of equity compensation in accordance with FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107). SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as estimated option volatility, expected option lives and expected option forfeiture rates, to estimate the fair value of stock options and related stock-based compensation. There is little experience or guidance available with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Refer to Note 7 – Stock-based Compensation in our notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on form 10-Q for further discussion of our adoption of SFAS 123R.
     Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We maintained a full valuation allowance against our net deferred tax assets at March 31, 2006. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment and is subject to audit by tax authorities in the ordinary course of business.
Results of Operations
Comparison of the Three Months Ended March 31, 2006 and 2005
Revenues, cost of revenues and gross profit
     The table below sets forth the changes in revenues, cost of revenues and gross profit for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 (in thousands, except percentage data):

	Three		Three			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Total	March 31,	of Total	Increase	Year over
	2006	Revenues	2005	Revenues	(Decrease)	Year
Revenues:
License	$6,958	41%	$3,500	24%	$3,458	99%
Maintenance and service	9,999	59%	11,001	76%	(1,002)	(9)%

Total revenues	$16,957	100%	$14,501	100%	$2,456	17%

	Three		Three			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Related	March 31,	of Related	Increase	Year over
	2006	Revenues	2005	Revenues	(Decrease)	Year
Cost of revenues:
License	$136	2%	$97	3%	$39	40%
Maintenance and service	7,780	78%	7,230	66%	550	8%

Total cost of revenues	$7,916		$7,327		$589

Gross profit	$9,041	53%	$7,174	49%	$1,867	26%

Revenues
     License Revenues. License revenues increased $3.5 million or 99% in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to an increase in sales to new and existing customers and a higher average recognition of revenue per customer. The average license revenue per transaction in the first quarter of 2006 was $0.6 million compared to $0.4 million in the first quarter of 2005. We expect our license revenues to continue to fluctuate from quarter to quarter since we generally complete a relatively small number of transactions in a quarter and the prices on those software license sales can vary widely.
     Maintenance and Service Revenues. Maintenance and service revenues decreased $1.0 million or 9% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease is the result of a decline in configuration and implementation engagements by our consulting organization, partially offset by growth in our maintenance revenues and On-Demand revenues. The decline in configuration and implementation engagements resulted from our customers increasingly choosing third parties to perform these services, combined with the residual effects of our license revenue decline in the first half of 2005. We plan to continue to invest in our new On-Demand and other services offerings. We expect this investment to result in increased service revenues, but possibly at a lower related gross margin than we experienced in 2005. In addition, service revenues may continue to be negatively affected to the extent our customers select a third-party to implement our software rather than us. We expect continued growth in maintenance revenues in 2006 driven by product sales to new customers and renewals on existing contracts.
Cost of Revenues and Gross Margin
     Cost of License Revenues. Cost of license revenues increased $39,000 or 40% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase was primarily the result of royalties paid on our increased license revenues discussed above. We do not anticipate any changes in 2006 to our third-party technology agreements, under which we license rights to certain technology incorporated into our products. Accordingly, we expect license gross margins to remain at or above 95% for 2006.
     Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues increased $550,000 or 8% for the three months ended March 31, 2006 compared to March 31, 2005. The increase is primarily due to the introduction of our On-Demand and other new service offerings coupled with an increase in stock-based compensation resulting from the adoption of SFAS 123R. This increase is partially offset by a decrease due to a reduction in service revenues as discussed above.
     Gross Margin. Our overall gross margin increased from 49% for the three months ended March 31, 2005 to 53% for the three months ended March 31, 2006. The increase in our gross margin is attributable primarily to the shift in revenue mix to higher margin license revenues, which represented 41% of our total revenues in the three months ended March 31, 2006 compared to 24% of total revenues in the three months ended March 31, 2005. The increase was partially offset by a decline in maintenance and service gross margin, driven primarily by lower utilization rates resulting from the decline in configuration and implementation engagements. In the future, we expect our gross margins to fluctuate depending on the mix of license versus maintenance and service revenues recorded as well as stock-based compensation resulting from the adoption of SFAS 123R.
Operating Expenses
     The table below sets forth the changes in operating expenses for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 (in thousands, except percentage data):

	Three		Three			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Total	March 31,	of Total	Increase	Year over
	2006	Revenues	2005	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$6,190	37%	$4,538	31%	$1,652	36%
Research and development	3,570	21%	3,075	21%	495	16%
General and administrative	3,087	18%	2,342	16%	745	32%

Total operating expenses	$12,847	76%	$9,955	69%	$2,892	29%

     Sales and Marketing. Sales and marketing expenses increased $1.7 million or 36% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase was primarily attributable to increases in personnel compensation-related costs of $1.1 million, travel and expenses of $0.2 million, marketing and advertising costs of $0.2 million, recruitment costs of $0.1 million and $0.1 million due to the expensing of stock-based compensation resulting from the adoption of SFAS 123R. Excluding commissions, which vary as a function of sales, we expect sales and marketing expenses to increase slightly over the remainder of 2006 as we invest in sales and marketing efforts to drive further revenue growth.
     Research and Development. Research and development expenses increased $0.5 million or 16% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase was primarily due to increases in personnel compensation-related costs of $0.3 million, professional fees of $0.1 million and $0.1 million due to the expensing of stock-based compensation resulting from the adoption of SFAS 123R. We expect our research and development expense to increase slightly over the remainder of 2006 due to a planned increase in headcount associated with an acceleration of our product development efforts.
     General and Administrative. General and administrative expenses increased $0.7 million or 32% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase was primarily due to increases of $0.3 million in personnel costs, $0.3 million due to the expensing of stock-based compensation resulting from the adoption of SFAS 123R and $0.1 million due to travel and expenses. We expect general and administrative expenses to increase slightly over the remainder of 2006 primarily due to external audit and professional fees, including costs to test our compliance with Section 404 of the Sarbanes-Oxley Act.
Stock-Based Compensation
     The following table sets forth a summary of our stock compensation expenses in absolute dollars and expressed as a percentage of total revenues for the three months ended March 31, 2006 and 2005.

	Three		Three
	Months		Months
	Ended	Percentage	Ended	Percentage
	March 31,	of Total	March 31,	of Total
	2006	Revenues	2005	Revenues
Stock-based compensation:
Cost of maintenance and service revenues	$264	2%	$50	0%
Sales and marketing	266	2%	126	1%
Research and development	247	1%	124	1%
General and administrative	432	3%	140	1%

Total stock-based compensation	$1,209	7%	$440	3%

     For the three months ended March 31, 2006, we accounted for stock-based compensation under SFAS 123R, while for the three months ended March 31, 2005, we accounted for stock-based compensation under APB No. 25. Under APB No. 25, we were generally required to record compensation expense only if there were positive differences between the market value of our common stock and the exercise price of the options granted to employees on the date of the grant. Under SFAS 123R, however, we record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. The amounts are not comparable because they were recorded under different accounting standards (see Note 7 – Stock-based Compensation).
     We expect our stock-based compensation expense for remaining quarters in 2006 to approximate the amount recorded in the first quarter of 2006, but is subject to the grant of new options, cancellation of existing options due to employee turnover and changes in the assumptions and estimates to calculate fair value.
Other Items
     The table below sets forth the changes in other items for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 (in thousands, except percentage data):

	Three		Three			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Total	March 31,	of Total	Increase	Year over
	2006	Revenues	2005	Revenues	(Decrease)	Year
Other income (expense), net:
Interest expense	$—	0%	$(11)	0%	$11	(100)%
Interest and other income, net	568	3%	323	2%	245	76%

Total other income, net	$568	3%	$312	2%	$256	82%

Provision for income taxes	$—	0%	$25	0%	$(25)	(100)%

Cumulative effect of a change in accounting principle	$128	1%	$—	0%	$128	100%

Interest Expense and Interest and Other Income, Net

     Interest expense decreased $11,000 or 100% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. We did not have any outstanding debt during the three months ended March 31, 2006.
     Interest and other income, net increased $0.2 million or 76% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase was primarily attributable to the increase in interest income generated from investments as a result of higher interest rates in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
     Provision for Income Taxes
     Provision for income taxes was zero for the three months ended March 31, 2006. Provision for income taxes was $25,000 for the three months ended March 31, 2005. The provision was related to income taxes currently payable on income generated from non-U.S. tax jurisdictions and state net worth taxes. We maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.
     Cumulative Effect of a Change in Accounting Principle
     Cumulative effect of a change in accounting principle was $128,000 for the three months ended March 31, 2006 and resulted from the change in accounting principle from APB No. 25 to SFAS 123R. The cumulative effect of a change in accounting principle is generally one time in nature and not expected to occur as part of our normal business on a regular basis. See Note 7 – Stock-based Compensation for further discussion.
Liquidity and Capital Resources
     As of March 31, 2006, we had $60.6 million of cash and cash equivalents and short-term investments.
     Net Cash Used in/Provided by Operating Activities. Net cash used in operating activities was $3.9 million for the three months ended March 31, 2006 while net cash provided by operating activities was $0.6 million for the three months ended March 31, 2005. The significant cash receipts and outlays for the two periods are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Cash collections	$16,449	$17,729
Payroll related costs	(15,320)	(11,666)
Professional services costs	(1,599)	(1,990)
Employee expense reports	(1,561)	(1,037)
Facilities related costs	(876)	(871)
Third-party royalty payments	(163)	(334)
Other	(820)	(1,200)

Net cash (used in) provided by operating activities	$(3,890)	$631

     Net cash used in operating activities increased $4.5 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase was primarily attributable to increases in payroll related costs of $3.7 million as well as a reduction in collections of $1.3 million, partially offset by a decrease of $0.4 million in professional services costs.
     Net Cash Used in/Provided by Investing Activities. Net cash used in investing activities was $1.7 million for the three months ended March 31, 2006 while net cash provided by investing activities was $1.1 million for the three months ended March 31, 2005. Net cash used in investing activities during the three months ended March 31, 2006 was primarily due to purchases of investments of $20.0 million, partially offset by proceeds from maturities and sale of investments of $18.4 million compared to purchases of investments of $5.0 million offset by proceeds from maturities and sale of investments of $6.5 million for the three months ended March 31, 2005. Purchases of equipment, software, furniture and leasehold improvements were $0.3 million and $0.4 million for the three months ended March 31, 2006 and March 31, 2005, respectively.
     Net Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $1.1 million and $1.7 million for the three months ended March 31, 2006 and 2005, respectively. Net cash provided by financing activities for the three months ended March 31, 2006 was a result of proceeds from stock option exercises of approximately $1.1 million. Net cash provided by financing activities for the three months ended March 31, 2005 was due to the $1.8 million proceeds from stock option exercises, partially offset by repayments of long-term debt of approximately $149,000.
Contractual Obligations and Commitments
     The following table summarizes our contractual cash obligations and commercial commitments (in thousands) at March 31, 2006. Operating lease obligations that are cancelable upon notice and without significant penalties are not included in the following table.

	Payments due by Period
		Remaining					2011
Contractual Obligations	Total	2006	2007	2008	2009	2010	and beyond
Operating leases	$9,968	$1,596	$2,306	$2,380	$2,193	$1,493	$—

     In 2004, we had access to a revolving line of credit which expired in March 2005 and was not renewed. We have no off-balance sheet arrangements, with the exception of the above operating lease commitments that have not been recorded in our condensed consolidated financial statements.
     For our New York, New York and San Jose, California offices, we have two certificates of deposit totaling approximately $676,000 as of March 31, 2006 and December 31, 2005, pledged as collateral to secure letters of credit required by our landlords for security deposits.
     We believe our existing cash and investment balances will be sufficient to meet our anticipated short-term and long-term cash requirements as well as the contractual obligations listed above. Our future capital requirements will depend on many factors, including revenues we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities, that typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At March 31, 2006, the average maturity of our investments was approximately one month and all investment securities had maturities of less than twelve months. The following table presents certain information about our financial instruments at March 31, 2006 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
			Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sales securities	$47,558	$—	$47,558	$47,522
Weighted average interest rate	4.39%	—%
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of March 31, 2006, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to market risk related to our outstanding debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest expense market risk.
     Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, Germany and Australia operations, are generally denominated in United States dollars. For the three months ended March 31, 2006, we earned approximately 19% of our revenue from our international operations. Of this revenue from our international operations, 83% was denominated in United States dollars. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. We expect to continue to do a majority of our business in United States dollars. We have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.
Item 4. Controls and Procedures
     Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and designed to ensure that material information related to us and our consolidated subsidiaries would be made known to them by others within these entities.
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
Item 1A. Risk Factors
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
     We incurred net losses of $8.6 million and $25.5 million in 2005 and 2004, respectively, and had net income of approximately $0.8 million in 2003. For the three months ended March 31, 2006, we had a net loss of $3.1 million. We expect that our reported expenses will increase in 2006 as we expand our operations domestically and internationally and as we begin expensing stock-based compensation in accordance with SFAS 123R. Consequently, we expect to incur a loss in 2006 and are not sure that we will achieve or sustain profitability on a quarterly or annual basis in the future. If we cannot increase our license revenues to compensate for our greater operating expenses, our future results of operations and financial condition will be negatively affected.
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
     To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, achieve market acceptance and effectively respond to competitive product introductions, we must quickly identify emerging trends and requirements, accurately define and design enhancements and improvements for existing products and timely introduce new products and services. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues. For example, we introduced our new Callidus TrueAnalytics product in December 2005 and sales of this product to date have not been material. If we are unable to successfully and timely develop new products or enhance existing products or if we fail to position and price our products to meet market demand, our business and operating results will be adversely affected.
Our quarterly revenues and operating results are unpredictable and are likely to continue to fluctuate substantially, which may harm our results of operations.
     Our revenues are extremely difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. For example, in the first six months of 2005 and throughout 2004, our license revenues were substantially lower than expected due to purchasing delays by our customers and failures to close transactions resulting in significant net losses. In addition, we have experienced lower than expected maintenance and service revenues over recent quarters as we have had fewer configuration and implementation engagements than we had forecast. Conversely, our license revenues for the last six months of 2005 and first three months of 2006 were greater than in prior periods primarily as a result of the closing several larger transactions, but there is no assurance that we will continue the recent revenue growth.
     Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance.
     Factors that may cause our quarterly revenue and operating results to fluctuate include:
•	The discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	the priority our customers place on the purchase of our products as compared to other information technology and capital acquisitions;

•	competitive conditions in our industry, including new products, product announcements and discounted pricing or special payment terms offered by our competitors;

•	our ability to hire, train and retain appropriate sales and professional services staff;

•	varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenues;

•	indeterminate and often lengthy sales cycles;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures,

strategic investments or changes in business strategy;

•	merger and acquisition activities among our customers which may alter their buying patterns;

•	our ability to timely complete our service obligations related to product sales;

•	the utilization rate of our professional services personnel and the degree to which we use third-party consulting services;

•	the extent to which our customers elect to engage us versus third parties for configuration and implementation engagements;

•	changes in the average selling prices of our products;

•	timing of product development and new product initiatives;

•	customers’ concerns regarding Sarbanes-Oxley Section 404 compliance and implementing large, enterprise-wide deployments of products, including our products; and

•	changes in the mix of revenues attributable to higher-margin product license revenues as opposed to substantially lower-margin service revenues.
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
     The failure to complete sales in a particular quarter would reduce our revenues in that quarter, as well as any subsequent quarters over which revenues for the sale would likely be recognized. Given that our license revenues are dependent on a relatively small number of transactions, any unexpected lengthening of the sales cycle in general or for one or more large orders would adversely affect the timing and amount of our revenues.
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
     While our license revenues have declined from 2003 levels, our maintenance and service revenues have, until recent quarters, remained relatively constant. In recent quarters, however, maintenance and service revenues have been lower than expected due to fewer configuration and implementation engagements than we had forecast. A substantial portion of our maintenance and service revenues, however, is derived from providing professional integration and configuration services associated with product licenses sold in prior periods. As such, if we are unable to increase sales of our product licenses, our maintenance and service revenues will likely decline.
Professional services comprise a substantial portion of our revenues and to the extent our customers choose to use other services providers, our revenues and operating results may decline.
     A substantial portion of our revenues are derived from the performance of professional services, primarily implementation, configuration, training and other consulting services in connection with new product licenses and other ongoing projects. However, there are a number of third party service providers available who offer these professional services and we do not require that our customers use our professional services. To the extent our customers choose to use third party service providers over us, as has happened in recent quarters, our revenues and operating income have been and may continue to be adversely affected, possibly significantly.
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
Our maintenance and service revenues produce substantially lower gross margins than our license revenues, and decreases in license revenues relative to service revenues have harmed, and may again harm, our overall gross margins in the future.
     Our maintenance and service revenues, which include fees for consulting, implementation, maintenance and training, were 71%, 78% and 48% of our revenues for years 2005, 2004 and 2003, respectively. Our maintenance and service revenues have substantially lower gross margins than our license revenues. The decrease in the percentage of total revenues represented by license revenues in 2005 and 2004 as compared to 2003 adversely affected our overall gross margins. Failure to maintain and increase our higher margin license revenues in the future would continue to adversely affect our gross margin and operating results.
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
     The intensely competitive market in which we do business may require us to reduce our prices and/or modify our traditional licensing revenue generation strategies in ways that may delay revenue recognition on all or a portion of our licensing transactions. For example, we recently introduced an On-Demand offering of our product to be sold on a subscription basis in an effort to gain customers that are not interested in purchasing a perpetual license. If our competitors offer deep discounts on competitive products or services, we may be required to lower prices or offer other terms more favorable to our customers in order to compete successfully. Some of our competitors may bundle their competitive software products with their other products and services for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, limit the prices that we can charge for our products. If we cannot offset price reductions and other terms more favorable to our customers with a corresponding increase in the number of sales or decreased spending, then the reduced revenues resulting from lower prices or revenue recognition delays would adversely affect our margins and operating results.
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
     We expect to expand our international operations in 2006. For example, we have begun increasing the number of sales personnel in our subsidiaries overseas. International expansion may require substantial financial resources and a significant amount of attention from our management. International operations involve a variety of risks, particularly:
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
     The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to a number of factors, including those listed in this “Risks Related to Our Business” section above and in this section below. We receive only limited attention by securities analysts, and there frequently occurs an imbalance between supply and demand in the public trading market for our common stock due to limited trading volumes. Investors should consider an investment in our common stock as risky and should only purchase our common stock if they can withstand significant losses. Other factors that affect the volatility of our stock include:
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
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
10.18	Amended and Restated 2003 Stock Incentive Plan
31.1	302 Certification
31.2	302 Certification
32.1	906 Certification
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
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2006.

CALLIDUS SOFTWARE INC.

By:	/s/ RONALD J. FIOR Ronald J. Fior
Chief Financial Officer,
Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

Exhibit
Number	Description
10.18	Amended and Restated 2003 Stock Incentive Plan
31.1	302 Certification
31.2	302 Certification
32.1	906 Certification