Form 10-Q
period 2006-06-30
CALLIDUS SOFTWARE INC
filed 2006-08-14
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     There were 27,679,138 shares of the registrant’s common stock, par value $0.001, outstanding on August 7, 2006, the latest practicable date prior to the filing of this report.

     Callidus Software®, the Callidus logo®, Callidus TRUEANALYTICS™, TRUECOMP®, TRUEINFORMATION®, TRUEPERFORMANCE®, and TRUERESOLUTION® are our trademarks, among others not referenced in this quarterly report of Form 10-Q. All other trademarks, service marks, or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,493	$23,705
Short-term investments	41,246	40,000
Accounts receivable, net	15,311	11,063
Prepaids and other current assets	1,808	1,581

Total current assets	73,858	76,349
Property and equipment, net	3,392	2,801
Deposits and other assets	1,381	1,494

Total assets	$78,631	$80,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$618	$756
Accrued payroll and related expenses	6,003	6,383
Accrued expenses	2,989	2,043
Deferred revenue	11,986	12,205

Total current liabilities	21,596	21,387
Deferred rent	647	377
Long-term deferred revenue	409	729

Total liabilities	22,652	22,493

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 27,628 and 26,854 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	28	27
Additional paid-in capital	189,785	186,232
Deferred stock-based compensation	—	(445)
Accumulated other comprehensive income	315	171
Accumulated deficit	(134,149)	(127,834)

Total stockholders’ equity	55,979	58,151

Total liabilities and stockholders’ equity	$78,631	$80,644

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
Revenues:
License revenues	$5,935	$1,295	$12,893	$4,795
Maintenance and service revenues	11,729	11,320	21,728	22,321

Total revenues	17,664	12,615	34,621	27,116
Cost of revenues:
License revenues	148	86	284	183
Maintenance and service revenues(1)	8,585	7,725	16,365	14,955

Total cost of revenues	8,733	7,811	16,649	15,138

Gross profit	8,931	4,804	17,972	11,978

Operating expenses:
Sales and marketing(1)	6,169	3,612	12,359	8,150
Research and development(1)	3,650	2,940	7,220	6,015
General and administrative(1)	2,992	2,357	6,079	4,699

Total operating expenses	12,811	8,909	25,658	18,864

Operating loss	(3,880)	(4,105)	(7,686)	(6,886)
Interest expense	—	(5)	—	(16)
Interest and other income, net	675	358	1,243	681

Loss before provision for income taxes	(3,205)	(3,752)	(6,443)	(6,221)
Provision (benefit) for income taxes	—	(34)	—	(9)

Loss before cumulative effect of a change in accounting principle	(3,205)	(3,718)	(6,443)	(6,212)

Cumulative effect of a change in accounting principle	—	—	128	—

Net loss	$(3,205)	$(3,718)	$(6,315)	$(6,212)

Net loss per share — basic
Loss before cumulative effect of a change in accounting principle	$(0.12)	$(0.14)	$(0.24)	$(0.24)
Cumulative effect of a change in accounting principle	—	—	0.01	—

Net loss per share	$(0.12)	$(0.14)	$(0.23)	$(0.24)

Net loss per share — diluted
Loss before cumulative effect of a change in accounting principle	$(0.12)	$(0.14)	$(0.24)	$(0.24)
Cumulative effect of a change in accounting principle	—	—	0.01	—

Net loss per share	$(0.12)	$(0.14)	$(0.23)	$(0.24)

Shares used in basic per share computation	27,486	26,144	27,304	25,948

Shares used in diluted per share computation	27,486	26,144	27,304	25,948

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)
(In thousands, except per share data)

(1) Effective January 1, 2006, the Company adopted FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R) under the modified prospective method. Accordingly, for the six months ended June 30, 2006, stock-based compensation was accounted for under SFAS 123R, while for the six months ended June 30, 2005, stock-based compensation was accounted for under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” See Note 6 — Stock-based Compensation. The amounts above include stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of maintenance and service revenues	$246	$41	$510	$91
Sales and marketing	264	63	530	189
Research and development	218	102	465	226
General and administrative	662	217	1,094	357
See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,315)	$(6,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	872	813
Provision for doubtful accounts and sales returns	576	290
Stock-based compensation	2,599	863
Non-cash expenses associated with non-employee options and warrants	—	4
Loss on disposal of property	7	—
Cumulative effect of a change in accounting principle	(128)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,758)	3,043
Prepaids and other current assets	(106)	(20)
Other assets	—	(276)
Accounts payable	(142)	(411)
Accrued payroll and related expenses	(399)	(117)
Accrued expenses	966	(345)
Deferred revenue	(576)	999

Net cash used in operating activities	(7,404)	(1,369)

Cash flows from investing activities:
Purchases of investments	(31,736)	(14,715)
Proceeds from maturities and sale of investments	30,550	19,200
Purchases of property and equipment	(1,222)	(616)
Change in deposits	2	—

Net cash (used in) provided by investing activities	(2,406)	3,869

Cash flows from financing activities:
Repayments of long-term debt	—	(298)
Net proceeds from issuance of common stock and warrants	1,527	1,935

Net cash provided by financing activities	1,527	1,637

Effect of exchange rates on cash and cash equivalents	71	(144)

Net (decrease) increase in cash and cash equivalents	(8,212)	3,993
Cash and cash equivalents at beginning of period	23,705	7,651

Cash and cash equivalents at end of period	$15,493	$11,644

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$5

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2005. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of June 30, 2006 and the three and six months ended June 30, 2006 and 2005 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Reclassifications
     Certain amounts from prior periods have been reclassified to conform to the current period presentation. See Note 6 – Stock-based Compensation for further discussion of these reclassifications.
     Cumulative Effect of a Change in Accounting Principle
     Cumulative effect of a change in accounting principle was $0 and $128,000 for the three and six months ended June 30, 2006, respectively, and resulted from the change in accounting principle from APB No. 25 to SFAS 123R. The cumulative effect of a change in accounting principle is generally one time in nature and not expected to occur as part of our normal business on a regular basis. See Note 6 – Stock-based Compensation for further discussion.
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
     Below is a summary of the changes in the Company’s valuation accounts for the three and six months ended June 30, 2006 and 2005, respectively (in thousands):

	Balance at	Provision,		Balance at
	Beginning	Net of		End of
	of Period	Recoveries	Write-Offs	Period
Allowance for doubtful accounts
Three months ended June 30, 2006	$555	$(2)	$—	$553
Three months ended June 30, 2005	327	(33)	(254)	40
Six months ended June 30, 2006	480	78	(5)	553
Six months ended June 30, 2005	320	39	(319)	40

	Balance at	Provision,	Remediation	Balance at
	Beginning	Net of	Service	End of
	of Period	Recoveries	Claims	Period
Sales return reserve
Three months ended June 30, 2006	$257	$78	$(54)	$281
Three months ended June 30, 2005	394	89	(178)	305
Six months ended June 30, 2006	310	498	(527)	281
Six months ended June 30, 2005	537	251	(483)	305
     Restricted Cash
     Included in deposits and other assets in the consolidated balance sheets at June 30, 2006 and December 31, 2005 is restricted cash of $676,000, related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secures letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in other assets based on the contractual term for the release of the restriction.
     Revenue Recognition
     The Company generates revenues primarily by licensing software and providing related software maintenance and professional services to its customers. The Company’s perpetual and term software arrangements typically include: (i) an end-user license fee paid in exchange for the use of its products, generally based on a specified number of payees, and (ii) a maintenance arrangement that provides for technical support and product updates, generally over renewable twelve month periods. If the Company is selected to provide integration and configuration services, then the software arrangement will also include professional services, generally priced on a time and materials basis. Depending upon the elements in the arrangement and the terms of the related agreement, the Company recognizes license revenues under either the residual or the contract accounting method.
     For all of its software arrangements, the Company will not recognize revenue until persuasive evidence of an arrangement exists and delivery has occurred, the fee is fixed or determinable and collection is deemed probable. The Company evaluates each of these criteria as follows:
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
     Fixed or Determinable Fee. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within its standard payment terms. The Company considers payment terms greater than 90 days to be beyond its customary payment terms. If the fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.
     Collection is Deemed Probable. The Company conducts a credit review for all significant transactions at the time of the arrangement to determine the creditworthiness of the customer. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, the Company defers the recognition of revenue until cash collection.
     Residual Method. License fees are recognized upon delivery whether licenses are sold separately from or together with integration and configuration services, provided that (i) the criteria described below have been met, (ii) payment of the license fees is not dependent upon performance of the integration and configuration services, and (iii) the services are not otherwise essential to the functionality of the software. The Company recognizes these license revenues using the residual method pursuant to the requirements of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, revenues are recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each undelivered element.
     The Company allocates revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. For a certain class of transactions, the fair value of the maintenance portion of the Company’s arrangements is based on stated renewal rates rather than stand-alone sales. The fair value of the professional services portion of the arrangement is based on the hourly rates that the Company charges for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.
     Contract Accounting Method. For arrangements where services are considered essential to the functionality of the software, such as where the payment of the license fees is dependent upon performance of the services, both the license and services revenues are recognized in accordance with the provisions of

SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company generally uses the percentage-of-completion method because the Company is able to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion. However, if the Company cannot make reasonably dependable estimates, the Company uses the completed-contract method. If total cost estimates exceed revenues, the Company accrues for the estimated loss on the arrangement.
     In certain arrangements, the Company has provided for unique acceptance criteria associated with the delivery of consulting services. In these instances, the Company has recognized revenue in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” To the extent there is contingent revenue in these arrangements, the Company measures the level of profit that is expected based on the non-contingent revenue and the total expected project costs. If the Company is assured of a certain level of profit excluding the contingent revenue, the Company recognizes the non-contingent revenue on a percentage-of-completion basis.
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
     Professional service revenues primarily consist of configuration and integration services related to the installation of the Company’s products as well as training. The Company’s implementation services do not involve customization to, or development of, the underlying software code. Substantially all of the Company’s professional services arrangements are on a time and materials basis. For professional service arrangements with a fixed fee, the Company recognizes revenue utilizing the proportional performance method of accounting. The Company estimates the proportional performance on fixed fee contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. To the extent the Company enters into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.
     Certain arrangements result in the payment of customer referral fees to third parties that resell the Company’s software products. In these arrangements, license revenues are recorded, net of such referral fees, at the time the software license has been delivered to a third-party reseller and an end-user customer has been identified.
     On-Demand Revenue. On-Demand revenues include both on-premise and hosted service offerings and are recorded as maintenance and services revenues in the Company’s statements of operations. The Company’s on-demand offerings allow its customers to outsource the operation and management of its software products to the Company. On-premise services are generally sold under long-term renewable contracts with minimum purchase commitments and early cancellation penalties. Revenues from on-premise services are generally recognized on a time and materials basis. Customers will typically prepay for its hosted offering services, amounts which the Company will defer and recognize ratably over the term of the customer contract once the implementation is complete.
     In hosted arrangements where the Company provides its software application as a service, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” The Company evaluates whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) the Company sells or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item and (iv) there is a general right of return.

     If a consulting arrangement for implementation and configuration services does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract once the implementation is complete. In addition, the Company defers the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. The deferred costs on the Company’s consolidated balance sheet for these consulting arrangements totaled $238,000 and $0 at June 30, 2006 and December 31, 2005, respectively.
     Accounting for Deferred Commissions. The Company defers commission payments to the Company’s direct sales force. The commissions are deferred and amortized to sales expense over the same period that the subscription revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The Company believes this is the preferable method of accounting as the commission charges are so closely related to the revenue from the noncancelable customer contracts. The deferral of commission expenditures related to the Company’s hosted on-demand product offerings was $62,000 and $0 at June 30, 2006 and December 31, 2005, respectively. Since the Company has not begun to recognize revenue on these hosted arrangements, the Company has not amortized any commissions to sales expense.
     Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options and warrants to the extent these shares are dilutive. For the three and six months ended June 30, 2006 and 2005, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options	6,806	4,851	6,744	4,736
Stock subject to repurchase	19	—	23	—
Warrants	85	47	98	30

Totals	6,910	4,898	6,865	4,766

     The weighted-average exercise price of stock options excluded during the three and six months ended June 30, 2006 was $4.11 and $4.09, respectively, as compared to the weighted average exercise price of stock options excluded during the three and six months ended June 30, 2005 of $3.99 and $3.83, respectively. The weighted average exercise price of warrants excluded was $5.59 and $5.31 during the three and six months ended June 30, 2006, respectively, and was $8.30 and $10.96 during the three and six months ended June 30, 2005, respectively.
     Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 addresses the income statement presentation of taxes assessed by various governmental authorities. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. Earlier application is permitted. The Company is currently evaluating the effect that the adoption of EITF 06-3 will have on its consolidated financial statements but does not expect the effect to be material.

     In June 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is encouraged for companies that have not yet issued financial statements, including interim financial statements, in the period this interpretation is adopted. The Company is currently evaluating the effect that the adoption of FIN No. 48 will have on its consolidated financial statements but does not expect the effect to be material.
2. Investments
     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated financial statements. Interest is included in interest and other income, net, in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities were as follows for June 30, 2006 and December 31, 2005 (in thousands):

		Unrealized	Unrealized
June 30, 2006	Cost	Gains	Losses	Fair Value
Auction rate securities and preferred stock	$33,975	$—	$—	$33,975
Corporate notes and obligations	13,780	—	(26)	13,754
US government and agency obligations	1,000	—	(5)	995

Investments in debt and equity securities	$48,755	$—	$(31)	$48,724

		Unrealized	Unrealized
December 31, 2005	Cost	Gains	Losses	Fair Value
Auction rate securities and preferred stock	$20,575	$—	$—	$20,575
Corporate notes and obligations	11,997	—	(35)	11,962
US government and agency obligations	12,500	—	(56)	12,444

Investments in debt and equity securities	$45,072	$—	$(91)	$44,981

	June 30,	December 31,
	2006	2005
Recorded as:
Cash equivalents	$7,478	$4,981
Short-term investments	41,246	40,000

	$48,724	$44,981

     There were no realized gains or losses on the sales of these securities for the six months ended June 30, 2006 and 2005, respectively.
3. Commitments and Contingencies
     In July 2004, a purported securities class action complaint was filed in the United States District Court for the Northern District of California against the Company and certain of its present and former executives and directors. Lead plaintiff and lead counsel were appointed by the Court and on November 29, 2004, plaintiff filed a consolidated amended class action complaint (“Complaint”). The Complaint alleged that the Company and certain individual defendants made materially false or misleading statements or omissions in violation of the federal securities laws during the period of January 22, 2004 through June 23, 2004 (the “Class Period”). The Complaint sought to recover damages on behalf of anyone who purchased or otherwise acquired the Company’s stock during the Class Period. Following the Company’s motion to dismiss, the complaint was initially dismissed with leave to amend in 2005 and, after plaintiffs’ acknowledgement that they could not amend, the action was dismissed with prejudice.
     In July and October 2004, two derivative complaints were filed in state and federal court, respectively, by shareholders on behalf of the Company against certain of the Company’s present and former executives and directors (the “Derivative Complaints”). The Derivative Complaints allege state law breach of fiduciary duty claims arising out of the underlying matters alleged in the securities Complaint identified above. The state court derivative plaintiff agreed to stay his case and joined in a first amended complaint filed in the federal derivative case.
     Following a court-ordered settlement conference in early August 2006, a settlement was reached among plaintiffs in both derivative cases, the defendants, the Company and the Company’s primary directors and officers liability insurance carrier. Under the settlement, which is subject to final approval by the Court, the Company will adopt, formalize and/or reconfirm certain enhancements to its corporate governance policies. In exchange, the Company, and plaintiffs and any other shareholders seeking to sue on its behalf, will release all claims against the defendants and other officers and directors of the Company that were or could have been alleged in the derivative actions, and the Company’s insurance carrier will pay all amounts under the settlement other than a nominal amount for the mailing of a notice to the Company’s shareholders. The Company will not incur any material expense as a result of the settlement.
     The Stipulation of Settlement, executed by the parties on August 11, 2006 and preliminarily approved by the Court on August 11, 2006, is attached as Exhibit 10.21 to this quarterly report on Form 10-Q. A hearing has been scheduled for October 27, 2006, at which time the settlement terms will be presented to the Court for final approval.
     In addition, the Company is from time to time a party to various other litigation matters incidental to the conduct of its business, none of which, at the present time, is likely to have a material adverse effect on the Company’s future financial results.
     In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At June 30, 2006, the Company had not recorded any such liabilities in accordance with SFAS 5. The Company believes that it has valid defenses with respect to the legal matters pending against the Company and that the probability of a loss under such matters is remote.
     Other Contingencies
     The Company generally warrants that its products shall perform to its standard documentation. Under the Company’s standard warranty, should a product not perform as specified in the documentation within the warranty period, the Company will repair or replace the product or refund the license fee paid. Such warranties are accounted for in accordance with SFAS 5. To date, the Company has not incurred material costs related to warranty obligations.
     The Company’s product license agreements typically include a limited indemnification provision for claims by third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To date, the Company has not incurred any costs related to such indemnification provisions.

4. Segment, Geographic and Customer Information
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. By this definition, the Company operates in one business segment, which is the development, marketing and sale of enterprise software. The Company’s TrueComp Suite is its only product line, which includes all of its software application products.
     The following table summarizes revenues for the three and six months ended June 30, 2006 and 2005 by geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	$14,417	$12,014	$28,215	$24,602
Europe	1,926	394	2,313	1,012
Asia Pacific	1,321	207	4,093	1,502

	$17,664	$12,615	$34,621	$27,116

     Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.
     The following table summarizes revenues to significant customers (including resellers when product is sold through them to an end user) as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Customer 1	3%	18%	3%	14%
Customer 2	14%	14%	15%	10%
Customer 3	11%	—%	5%	—%
Customer 4	5%	1%	10%	4%

5. Comprehensive Loss
     Comprehensive loss includes net loss, unrealized gains (losses) on investments, net and foreign currency translation adjustments. Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(3,205)	$(3,718)	$(6,315)	$(6,212)
Other comprehensive income (loss):
Change in accumulated unrealized loss on investments, net	5	(93)	60	(110)
Change in cumulative translation adjustments	73	114	83	76

Comprehensive loss	$(3,127)	$(3,697)	$(6,172)	$(6,246)

6. Stock-based Compensation
     Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107). SFAS 123R requires the recognition of the fair value of stock compensation in net income. Prior to January 1, 2006, the Company had adopted SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), but in accordance with SFAS 123, had elected to account for stock options according to the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, the Company recorded no related compensation expense for awards granted with no intrinsic value. In accordance with SFAS 123, the Company previously provided pro forma disclosure of the effect of using the fair value-based method of measuring stock-based compensation expense under SFAS 123 in its financial statement notes.
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
     Upon adoption of SFAS 123R, compensation expense associated with stock options consists of the amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 determined in accordance with SFAS 123 and the amortization related to all stock option awards granted subsequent to January 1, 2006 determined in accordance with SFAS 123R. In addition, the Company records expense over the offering period and the vesting term in connection with shares issued under its Employee Stock Purchase Plan (ESPP) and restricted stock. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method.
     Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three and six months ended June 30, 2006, the Company had no excess tax benefits generated from option exercises. Due to the full valuation allowance for its net deferred tax assets, the Company has not recorded any tax benefit attributable to compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R.
     Also, upon the adoption of SFAS 123R, the Company recorded a cumulative effect of a change in accounting principle of $128,000. The cumulative effect of a change in accounting principle resulted from the requirement of SFAS 123R to reduce the amount of stock-based compensation expense by an estimated forfeiture rate or, in other words, the estimated number of shares that are not expected to vest as a result of an employee terminating prior to becoming fully vested in an award. Prior to the adoption of SFAS 123R, the Company did not reduce stock-based compensation expense based on an estimated forfeiture rate but rather recorded an adjustment to stock-based compensation as actual forfeitures occurred. The $128,000 recorded for the cumulative effect of a change in accounting principle represents the total reduction in stock-based compensation expense that would have been recorded under SFAS 123R had it been applied to the Company’s previously reported stock-based compensation expense for unvested options that were outstanding on the date of adoption of SFAS 123R.
     Expense Summary
     Under the provisions of SFAS 123R, $1.4 million and $2.6 million of stock compensation expense was recorded for the three and six months ended June 30, 2006, respectively, on the unaudited condensed consolidated statements of operations. Of the total stock compensation expense, approximately $1.3 million and $2.3 million were related to stock options for the three and six months ended June 30, 2006, respectively, and $0.1 million and $0.3 million were related to purchases of common stock under the ESPP for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, there was $5.6 million of total unrecognized compensation expense related to stock options. This expense is expected to be recognized over a weighted average period of 1.65 years.
     In addition, SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption of SFAS 123R as if all stock-based employee compensation was accounted for under the fair value method of SFAS 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and six months ended June 30, 2005, as previously reported (in thousands, except per share amounts):

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net loss as reported	$(3,718)	$(6,212)
Add: Stock-based employee compensation expense under APB No. 25 included in reported net loss, net of tax	423	863
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(934)	(1,852)

Pro forma net loss	$(4,229)	$(7,201)

Basic and diluted net loss per share, as reported	$(0.14)	$(0.24)
Pro forma basic and diluted net loss per share	$(0.16)	$(0.28)
     Determination of Fair Value
     The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. Because the Company has limited available data, the expected life of options is based on the simplified method as allowed by SAB 107. This simplified method averages an award’s weighted average vesting period and its contractual term. Therefore, the expected life of the Company’s options decreased from the first quarter of 2006 due to the change in contractual term, as discussed below. The expected volatility of stock options is calculated using a combination of the historical volatility of the price of the Company’s common stock as well as the historical stock price volatility and implied volatility of traded options for similar entities’ common stock.

The Company believes that this blended approach provides a better estimate of the expected future volatility of the Company’s common stock over the expected life of its stock options. Prior to the first quarter of 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information disclosures of stock-based compensation expense. The expected volatility of ESPP shares is calculated using the historical volatility of the price of the Company’s common stock. Expected volatilities of both options and common stock issued pursuant to the ESPP are based upon the expected terms of the options and common stock ESPP shares, respectively. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock Option Plans
Expected life (in years)	2.50 to 3.50	3.03	2.50 to 6.00	3.04
Risk-free interest rate	4.89% to 5.11%	3.73%	4.36% to 5.11%	3.70%
Volatility	55% to 60%	72%	55% to 60%	69%

Employee Stock Purchase Plan
Expected life (in years)	0.49 to 1.00	1.00	0.49 to 1.00	1.05
Risk-free interest rate	4.68% to 4.69%	2.06%	4.68% to 4.69%	1.88%
Volatility	36% to 43%	49%	36% to 43%	56%
     Stockholder-Approved Stock Option Plans
     The Company has two stock option plans approved by stockholders, the 1997 Stock Option Plan and the 2003 Stock Incentive Plan.
     The incentive and nonstatutory options to purchase the Company’s common stock granted to employees under the 1997 Stock Option Plan generally vest over 4 years with a contractual term of 10 years. The vesting period generally equals the requisite service period of the individual grantees. Since the Company’s initial public offering, no options to purchase shares under the 1997 Stock Option Plan have been granted and all shares that remained available for future grant under this plan became available for issuance under the 2003 Stock Incentive Plan, as described below.
     The 2003 Stock Incentive Plan became effective upon the completion of the Company’s initial public offering in November 2003. As of June 30, 2006, the Company was authorized to issue approximately 7,822,000 shares of common stock. Under the plan, the Company’s board of directors may grant stock options or other types of stock-based awards, such as restricted stock, restricted stock units, stock bonus awards or stock appreciation rights. Incentive stock options may be granted only to the Company’s employees. Nonstatutory stock options and other stock-based awards may be granted to employees, consultants or non-employee directors. These options vest as determined by the board, generally over 4 years. Formerly, the Company’s board of directors had approved a contractual term of 10 years, but effective April 24, 2006, the board of directors approved a reduction of the contractual term to 5 years for all future grants. The vesting period generally equals the requisite service period of the individual grantees. On July 1 of each year, the aggregate number of shares reserved for issuance under this plan increases automatically by a number of shares equal to the lesser of (i) 5% of the Company’s outstanding shares, (ii) 2,800,000 shares, or (iii) a lesser number of shares approved by the board.

     A summary of the status of the Company’s options under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan for the six months ended June 30, 2006 is as follows:

				Weighted
	Shares		Weighted	Average
	Available		Average	Remaining	Aggregate
	for	Number of	Exercise	Contractual	Intrinsic
	Grant	Shares	Price	Term (Years)	Value
					(in thousands)
Outstanding as of December 31, 2005	2,886,508	5,325,143	$4.11
Authorized	—	—
Granted	(1,214,092)	1,214,092	4.56
Exercised	—	(389,550)	1.51
Forfeited	333,496	(333,496)	4.77
Expired	84,156	(84,156)	7.70

Outstanding as of June 30, 2006	2,090,068	5,732,033	$4.29	7.90	$9,653

Vested and Expected to Vest as of June 30, 2006		5,336,273	$4.28	7.83	$9,204

Exercisable as of June 30, 2006		2,567,623	$4.14	6.88	$5,706

     The weighted-average fair value of stock options granted during the three and six months ended June 30, 2006 was $2.19 and $2.49 per share, respectively. For the three and six months ended June 30, 2005, the weighted-average fair value of stock options granted was $1.68 and $1.74, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $0.8 million and $1.3 million, respectively. For the three and six months ended June 30, 2005, the total intrinsic value of stock options exercised was $0.2 million and $1.9 million, respectively. The total cash received from employees as a result of stock option exercises was $0.4 million and $0.6 million for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, the total cash received from employees as a result of stock option exercises was $0.1 million and $0.9 million, respectively. The Company settles employee stock option exercises with newly issued common shares.
     Employee Stock Purchase Plan
     In August 2003, the board of directors adopted the Employee Stock Purchase Plan (ESPP) which became effective upon the completion of the Company’s initial public offering and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount on a periodic basis through payroll deductions. Except for the first offering period, each offering period will be for 12 months and will consist of two consecutive six-month purchase periods. The purchase price for shares of common stock purchased under the purchase plan will be 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period and the fair market value of the Company’s common stock on the last day of each purchase period. The Company issued approximately zero and 350,000 shares during the three and six months ended June 30, 2006. The weighted-average fair value of stock purchase rights granted under the ESPP during the three and six months ended June 30, 2006 and 2005 was $1.29 and $1.88 per share, respectively.
     Other Plan Awards
     On June 7, 2005, the Company granted 28,000 shares of restricted stock to its chief executive officer. The shares were subject to repurchase until they fully vested on May 31, 2006. The restricted stock was issued at fair value of $3.50 per share on the date of grant. Compensation expense was amortized over the vesting period of one year and was $16,000 and $41,000 for the three and six months ended June 30, 2006. As of June 30, 2006, unrecognized costs related to the restricted stock award were zero.
     Additionally, on May 31, 2005, the Company granted its chief executive officer an option to purchase 1,000,000 shares of its common stock with an exercise price of $3.45 per share, which was the fair market value of the Company’s common stock on the date of grant. The option has a contractual term of 10 years and vests over four years, with 25% of the shares subject to the option vesting on the first anniversary of the grant date and 1/48th vesting each month thereafter. The vesting period equals the requisite service period of the grant. A summary of the status of this option for the six months ended June 30, 2006 is as follows:

Weighted
	Shares		Weighted	Average
	Available		Average	Remaining	Aggregate
	for	Number of	Exercise	Contractual	Intrinsic
	Grant	Shares	Price	Term (Years)	Value
(in thousands)
Outstanding as of December 31, 2005	—	1,000,000	$3.45
Authorized	—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Outstanding as of June 30, 2006	—	1,000,000	$3.45	8.92	$1,830

Vested and Expected to Vest as of June 30, 2006		1,000,000	$3.45	8.92	$1,830

Exercisable as of June 30, 2006		270,833	$3.45	8.92	$496

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
7. Related Party Transactions
     In 2005, the Company entered into a service agreement with Saama Technologies, Inc. for engineering consulting. William Binch, who was appointed to the Company’s Board of Directors in April 2005, is also currently a member of Saama’s board of directors. The Company had expenses of approximately $165,000 and $315,000 for services rendered by Saama for the three and six months ended June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 and with the condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q . This section of the Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: changes in and expectations with respect to maintenance and service revenues (including on-demand) and license revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, levels of recurring revenues, market growth opportunities, levels of capital expenditure, staffing and expense levels, expected future cash outlays, the adequacy of our capital resources to fund operations and growth, the impact of our adoption of one of the fair value methods for measuring stock-based compensation described in SFAS 123R, and the extent of stock-based compensation charges and expectations with respect to research and development spending. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. Many of these trends and uncertainties are described in “Risk Factors” set forth elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Overview of the Results for the Three and Six Months Ended June 30, 2006
     We are a leading provider of Enterprise Incentive Management (EIM) software systems to global companies across multiple industries. Large enterprises use EIM systems to model, administer, analyze and report on incentive compensation, or pay-for-performance plans, which compensate employees and business partners for the achievement of targeted quantitative and qualitative objectives, such as sales quotas, product development milestones and customer satisfaction.
     We sell our EIM products both directly through our sales force and indirectly through our strategic partners pursuant to perpetual or term software licenses. We also offer professional services, including configuration, integration and training, generally on a time and materials basis. We generate maintenance and support revenues associated with our product licenses, which are recognized ratably over the term of the maintenance agreement. In 2006, we began offering on-demand services to our customers. On-Demand services allow customers to use our software products as a service by outsourcing the daily technical operation, maintenance, upgrades and other levels of support to us. We currently have two on-demand services offerings – hosted and on-premise. Our hosted on-demand service allows customers to use our software products through a web interface rather than purchasing computer equipment and installing our software at their location. Our on-premise on-demand service allows customers with an on-premise installation of our software to outsource the operation and management of our software products to us. Both of these on-demand offerings provide for recurring revenue streams, but remain subject to periodic adjustment or cancellation. Our on-premise on-demand offering was launched in the first quarter of 2006 and our hosted on-demand offering was launched in the second quarter of 2006.
Strong Revenue Growth
     We have experienced strong revenue growth in both the three and six months ended June 30, 2006 compared to the same periods in 2005. Total revenues increased by 40% to $17.7 million for the three months ended June 30, 2006 and increased by 28% to $34.6 million for the six months ended June 30, 2006 compared to the same periods in 2005. This increase was primarily the result of strong growth in license revenues during the first half of 2006 where license revenues increased by 169% compared to the same period in 2005. We attribute the license revenue growth to a number of factors, including increased spending on our sales and marketing efforts, a more strategic product offering including the release of our Callidus TrueAnalytics product, changes in our executive management team, and an improved macro-economic environment for software related spending. We experienced increases in both unit sales as well as the average selling price for our software products in 2006 compared to 2005.
     Our maintenance and service revenues increased by 4% to $11.7 million for the three months ended June 30, 2006 and decreased by 3% to $21.7 million for the six months ended June 30, 2006 compared to the same periods in 2005. Included in maintenance and service revenues were revenues from our new on-premise on-demand service which was launched in the first quarter of 2006. On-premise on-demand services generated $3.7 million of revenue in the first half of 2006. No revenues were generated from on-premise on-demand services in 2005. We believe our on-premise on-demand offering is an important service offering for us, but the market for such services is limited to only our largest customers. Consequently, we do not expect to see significant revenue growth in this line of business. This should not be confused with our hosted on-demand service, which we believe has substantial opportunities for future growth. The revenue growth in our on-premise on-demand services and our software maintenance revenues partially off-set a decline in our overall maintenance and service revenues in the first half of 2006 compared to the first half of 2005.
     Our on-demand revenues, together with software maintenance revenues, accounted for $6.3 million or 36% of total revenues for the three months ended June 30, 2006 and $12.1 million or 35% of total revenues for the six months ended June 30, 2006. Both our on-demand and software maintenance services provide for recurring revenue streams but remain subject to periodic adjustment or cancellation.
Increased Expenses to Support Growth Strategy
     In an effort to accelerate revenue growth and extend our leadership position in the EIM market, we made a conscious decision to increase spending primarily in sales and marketing and software development during the last year. Investments were made in expanding sales coverage both in the U.S. and internationally, the development and launch of new products including Callidus TrueAnalytics, on-demand solutions, and new value-added consulting services and increased marketing efforts.
     As a result of these efforts and the impact of new accounting rules requiring the expensing of stock-based compensation costs, operating expenses increased by 44% to $12.8 million (including $1.1 million of stock-based compensation) for the three months ended June 30, 2006 and increased by 36% to $25.7 million (including $2.1 million of stock-based compensation) for the six months ended June 30, 2006 compared to the same periods in 2005. Additionally, primarily as a result of our investments in international operations and on-demand offerings, the gross margin related to maintenance and service revenues decreased from 32% for the three months ended June 30, 2005 to 27% for the three months ended June 30, 2006 and from 33% for the six months ended June 30, 2005 to 25% for the six months ended June 30, 2006. Management believes these investments are in the best interests of the business.
     As a result of the strong growth in revenues, our net loss decreased to $3.2 million for the second quarter of 2006, compared with a net loss of $3.7 million for the second quarter of 2005. The decrease in the net loss occurred despite a $1.0 million increase in stock-based compensation expense from $0.4 million in the second quarter of 2005 to $1.4 million in the second quarter of 2006. For the six months ended June 30, 2006, our net loss was $6.3 million compared to $6.2 million for the same period in 2005. Stock based compensation increased $1.7 million from $0.9 million to $2.6 million for the six months ended June 30, 2005 compared to June 30, 2006.
Growth Strategy Continues but Expense Growth Should be Slower
     For the remainder of 2006 and into 2007, we expect to maintain our management and operational focus on revenue growth. We expect to increase operating expenses as we continue to expand our sales force and prepare to comply with Section 404 of the Sarbanes-Oxley Act of 2002, although we do not expect operating expenses to increase as rapidly as they have in the recent past.

Launch of Hosted On-Demand Service
     We launched our hosted on-demand service in the second quarter of 2006 for the TrueComp suite of products. Our hosted on-demand service allows our customers to use our software products through a web interface rather than purchasing computer equipment and installing software at a customer location. The hosted service is sold on a recurring fee basis with an initial contract term generally between one and three years. Sales in the second quarter of 2006 related to our hosted on-demand services are expected to generate an additional $1.6 million a year in recurring revenues. These sales were not recognized as part of our second quarter financial results, but revenues will be recognized ratably over the contract term once an implementation is complete. We expect to begin recognizing hosted on-demand revenue in the fourth quarter of 2006.
Other Business Highlights
     During the second quarter of 2006, our flagship product, TrueComp, earned “Certified for SAP NetWeaver” status. To obtain this certification, we had to submit the integration of TrueComp and SAP software for testing at a SAP Integration and Certification Center. Our customers can now leverage the NetWeaver platform to deploy our solutions on the same framework as their SAP solutions.
     In addition, we announced Workflow Solutions as an important addition to our line of strategic, value-added service offerings. Built on the TrueResolution framework and integrated with TrueComp and TrueInformation software products, Workflow Solutions is designed to drive enterprise productivity and efficiency to streamline and automate business processes and information flow with three packaged offerings: Payee Self-Service, Data Management Services and Sales Operations Support.
Challenges and Risks
     From a business perspective, we have a number of sales opportunities in process and additional opportunities coming from our sales pipeline; however, we continue to experience wide variances in the timing and size of our license transactions and the timing of revenue recognition resulting from greater flexibility in licensing terms. We believe one of our major challenges remains increasing prospective customers’ prioritization of purchasing our products over competing IT projects. To address these challenges, our goals include expanding our sales efforts, promoting our new on-demand services, and continuing to developing new products and enhancements to our TrueComp suite of products. We believe these initiatives will, over time, help us better realize the market opportunity ahead of us.
     If we are unable to grow our revenues, we may be unable to return to profitability. In addition to these risks, our future operating performance is subject to the risks and uncertainties described in “Risk Factors”.
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
     Revenue Recognition
     We generate revenues primarily by licensing software and providing related software maintenance and professional services to our customers. Our perpetual and term software arrangements typically include: (i) an end-user license fee paid in exchange for the use of our products, generally based on a specified number of payees, and (ii) a maintenance arrangement that provides for technical support and product updates, generally over renewable twelve month periods. If we are selected to provide integration and configuration services, then the software arrangement will also include professional services, generally priced on a time and materials basis. Depending upon the elements in the arrangement and the terms of the related agreement, we recognize license revenues under either the residual or the contract accounting method.
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
     Residual Method. License fees are recognized upon delivery whether licenses are sold separately from or together with integration and configuration services, provided that (i) the criteria described below have been met, (ii) payment of the license fees is not dependent upon performance of the integration and configuration services, and (iii) the services are not otherwise essential to the functionality of the software. We recognize these license revenues using the residual method pursuant to the requirements of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, revenues are recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each undelivered element.
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
     Contract Accounting Method. For arrangements where services are considered essential to the functionality of the software, such as where the payment of the license fees is dependent upon performance of the services, both the license and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We generally use the percentage-of-completion method because we are able to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion. However, if we cannot make reasonably dependable estimates, we use the completed-contract method. If total cost estimates exceed revenues, we accrue for the estimated loss on the arrangement.
     In certain arrangements, we have provided for unique acceptance criteria associated with the delivery of consulting services. In these instances, we have recognized revenue in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” To the extent there is contingent revenue in these arrangements, we measure the level of profit that is expected based on the non-contingent revenue and the total expected project costs. If we are assured of a certain level of profit excluding the contingent revenue, we recognize the non-contingent revenue on a percentage-of-completion basis.
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
     Professional service revenues primarily consist of configuration and integration services related to the installation of our products as well as training. Our implementation services do not involve customization to, or development of, the underlying software code. Substantially all of our professional services arrangements are on a time and materials basis. For professional service arrangements with a fixed fee, we recognize revenue utilizing the proportional performance method of accounting. We estimate the proportional performance on fixed fee contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. To the extent we enter into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.
     Certain arrangements result in the payment of customer referral fees to third parties that resell our software products. In these arrangements, license revenues are recorded, net of such referral fees, at the time the software license has been delivered to a third-party reseller and an end-user customer has been identified.
     On-Demand Revenue. On-Demand revenues include both on-premise and hosted service offerings and are recorded as maintenance and services revenues in our statements of operations. Our on-demand offerings allow our customers to outsource the operation and management of our software products to us. On-premise services are generally sold under long-term renewable contracts with minimum purchase commitments and early cancellation penalties. Revenues from on-premise services are generally recognized on a time and materials basis. Customers will typically prepay for our hosted offering services, which amounts we will defer and recognize ratably over the term of the customer contract once the implementation is complete.

     In hosted arrangements where we provide our software application as a service, we follow the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item and (iv) there is a general right of return.
     If a consulting arrangement for implementation and configuration services does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract once the implementation is complete. In addition, we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred costs on our consolidated balance sheet for these consulting arrangements totaled $238,000 and $0 at June 30, 2006 and December 31, 2005, respectively.
     Accounting for Deferred Commissions. We defer commission payments to our direct sales force. The commissions are deferred and amortized to sales expense over the same period that the subscription revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue from the noncancelable customer contracts. The deferral of commission expenditures related to our hosted on-demand product offerings was $62,000 and $0 at June 30, 2006 and December 31, 2005, respectively. Since we have not begun to recognize revenue on these hosted arrangements, we have not amortized any commissions to sales expense.
     Allowance for Doubtful Accounts and Sales Return Reserve
     We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our condensed consolidated balance sheets, totaled approximately $553,000 and $480,000 at June 30, 2006 and December 31, 2005, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.
     We generally warrant that our services will be performed in accordance with the criteria agreed upon in a statement of work, which we generally execute with each applicable customer prior to commencing work. Should these services not be performed in accordance with the agreed upon criteria, we typically provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists,” management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if, for any period, actual returns differ from management’s judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our condensed consolidated balance sheets, was approximately $281,000 and $310,000 at June 30, 2006 and December 31, 2005, respectively.

     Stock-Based Compensation
     Effective January 1, 2006, we began recording stock-based compensation expense associated with stock options and other forms of equity compensation in accordance with FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107). SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as estimated option volatility, expected option lives and expected option forfeiture rates, to estimate the fair value of stock options and related stock-based compensation. There is little experience or guidance available with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. Refer to Note 6 – Stock-based Compensation in our notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on form 10-Q for further discussion of our adoption of SFAS 123R.
     Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We maintained a full valuation allowance against our net deferred tax assets at June 30, 2006. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment and is subject to audit by tax authorities in the ordinary course of business.
     Recent Accounting Pronouncements
     In June 2006, the FASB ratified the Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 addresses the income statement presentation of taxes assessed by various governmental authorities. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. Earlier application is permitted. We are currently evaluating the effect that the adoption of EITF 06-3 will have on our consolidated financial statements but do not expect that the effect will be material.
     In June 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is encouraged for companies that have not yet issued financial statements, including interim financial statements, in the period this interpretation is adopted. We are currently evaluating the effect that the adoption of FIN No. 48 will have on our consolidated financial statements but do not expect that the effect will be material.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2006 and 2005
Revenues, cost of revenues and gross profit
     The table below sets forth the changes in revenues, cost of revenues and gross profit for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 (in thousands, except percentage data):

	Three		Three			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2006	Revenues	2005	Revenues	(Decrease)	Year
Revenues:
License	$5,935	34%	$1,295	10%	$4,640	358%
Maintenance and service	11,729	66%	11,320	90%	409	4%

Total revenues	$17,664	100%	$12,615	100%	$5,049	40%

	Three		Three			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Related	June 30,	of Related	Increase	Year over
	2006	Revenues	2005	Revenues	(Decrease)	Year
Cost of revenues:
License	$148	2%	$86	7%	$62	72%
Maintenance and service	8,585	73%	7,725	68%	860	11%

Total cost of revenues	$8,733		$7,811		$922

Gross profit	$8,931	51%	$4,804	38%	$4,127	86%

	Six		Six			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2006	Revenues	2005	Revenues	(Decrease)	Year
Revenues:
License	$12,893	37%	$4,795	18%	$8,098	169%
Maintenance and service	21,728	63%	22,321	82%	(593)	(3)%

Total revenues	$34,621	100%	$27,116	100%	$7,505	28%

	Six		Six			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Related	June 30,	of Related	Increase	Year over
	2006	Revenues	2005	Revenues	(Decrease)	Year
Cost of revenues:
License	$284	2%	$183	4%	$101	55%
Maintenance and service	16,365	75%	14,955	67%	1,410	9%

Total cost of revenues	$16,649		$15,138		$1,511

Gross profit	$17,972	52%	$11,978	44%	$5,994	50%

Revenues
     License Revenues. License revenues increased $4.6 million or 358% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. For the six months ended June 30, 2006, license revenues increased $8.1 million or 169% compared to the six months ended June 30, 2005. The three and six month increases were primarily due to an increase in sales to new and existing customers and a higher average recognition of revenue per customer. We expect our license revenues to continue to fluctuate from quarter to quarter since we generally complete a relatively small number of transactions in a quarter and the revenue on those software license sales can vary widely.
     Maintenance and Service Revenues. Maintenance and service revenues increased $0.4 million or 4% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. For the six months ended June 30, 2006, maintenance and service revenues decreased $0.6 million or 3% compared to the six months ended June 30, 2005. The increase for the three months ended June 30, 2006 reflects the growth of our on-demand and software maintenance revenues, offset by decreases in configuration and implementation engagements and other services performed by our consulting organization. From the second quarter of 2005 to the second quarter of 2006, on-demand revenues, together with software maintenance revenues, increased by $2.7 million, or 74%, while consulting and other service revenues decreased by $2.3 million, or 29%. The decrease in maintenance and service revenues for the six months ended June 30, 2006 compared to 2005 is due to the decline in configuration and implementation engagements and other services performed by our consulting organization, offset by our on-demand and software maintenance revenues. From the first six months of 2005 to the first six months of 2006, consulting and other service revenues decreased by $5.4 million, or 36%, while on-demand revenues, together with software maintenance revenues, increased by $4.9 million, or 67%. We plan to continue to invest in our new on-demand and other services offerings, but we can not predict how quickly, if at all, these offerings will achieve broader market acceptance. In addition, service revenues may be negatively affected to the extent our customers select a third-party to implement our software rather than us. We expect continued growth in maintenance revenues in 2006 driven by product sales to new customers and renewals of existing contracts.
Cost of Revenues and Gross Margin
     Cost of License Revenues. Cost of license revenues increased $62,000 or 72% and $101,000 or 55% for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. The increase was primarily the result of royalties paid on our increased license revenues as discussed above. We do not anticipate any changes in 2006 to our third-party technology agreements, under which we license rights to certain technologies incorporated into our products. Accordingly, we expect license gross margins to remain at or above 95% for 2006.
     Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues increased $0.9 million or 11% and $1.4 million or 9% for the three and six months ended June 30, 2006 compared to June 30, 2005. The increase, both in absolute dollars and as a percentage of related revenues, is primarily due to the introduction of our on-demand and other new service offerings coupled with an increase in stock-based compensation resulting from the adoption of SFAS 123R.
     Gross Margin. Our overall gross margin increased from 38% and 44% for the three and six months ended June 30, 2005 respectively to 51% and 52% for the three and six months ended June 30, 2006, respectively. The increase in our gross margin is attributable primarily to the shift in revenue mix to higher margin license revenues, which represented 34% and 37% of our total revenues in the three and six months ended June 30, 2006, respectively, compared to 10% and 18% of total revenues in the three and six months ended June 30, 2005, respectively. The increase was partially offset by a decline in maintenance and service gross margin, driven primarily by our investment in our new on-demand and other services offerings as well as lower utilization rates resulting from a decline in configuration and implementation engagements. In the future, we expect our gross margins to fluctuate depending on the mix of license versus maintenance and service revenues recorded as well as stock-based compensation resulting from the adoption of SFAS 123R on January 1, 2006. In addition, because of the relatively higher costs associated with the launch of our on-demand and other new service offerings, our maintenance and service gross margins may be adversely affected.
Operating Expenses
     The table below sets forth the changes in operating expenses for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 (in thousands, except percentage data):

	Three		Three			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2006	Revenues	2005	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$6,169	35%	$3,612	29%	$2,557	71%
Research and development	3,650	21%	2,940	23%	710	24%
General and administrative	2,992	17%	2,357	19%	635	27%

Total operating expenses	$12,811	73%	$8,909	71%	$3,902	44%

	Six		Six			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2006	Revenues	2005	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$12,359	36%	$8,150	30%	$4,209	52%
Research and development	7,220	21%	6,015	22%	1,205	20%
General and administrative	6,079	18%	4,699	17%	1,380	29%

Total operating expenses	$25,658	74%	$18,864	70%	$6,794	36%

     Sales and Marketing. Sales and marketing expenses increased $2.6 million, or 71%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase was primarily attributable to increases in personnel costs of $2.0 million, resulting in large part from headcount increases and increased commission payments in connection with increased sales. The increase was also driven by increases in marketing and advertising expenses of $0.2 million, stock-based compensation expense of $0.2 million resulting from the adoption of SFAS 123R, travel and related expenses of $0.1 million, and facilities and overhead allocation of $0.1 million.
     Sales and marketing expenses increased $4.2 million, or 52%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was primarily attributable to increases in personnel costs of $3.1 million, resulting in large part from headcount increases and increased commission payments in connection with increased sales. The increase was also driven by increases in travel and related expenses of $0.4 million, marketing and advertising expenses of $0.3 million, stock-based compensation expense of $0.3 million resulting from the adoption of SFAS 123R, and overhead allocation of $0.1 million. Excluding commissions, which vary as a function of sales, we expect sales and marketing expenses to increase over the remainder of 2006 as we invest in sales and marketing efforts to drive further revenue growth.
     Research and Development. Research and development expenses increased $0.7 million, or 24%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase was primarily due to increases in personnel costs of $0.5 million due primarily to headcount increases, professional fees of $0.1 million and stock-based compensation expense of $0.1 million resulting from the adoption of SFAS 123R.
     Research and development expenses increased $1.2 million, or 20%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was primarily due to increases in personnel costs of $0.7 million resulting principally from headcount increases, professional fees of $0.3 million and stock-based compensation expense of 0.2 million resulting from the adoption of SFAS 123R. We expect our research and development expense to remain essentially flat over the remainder of 2006.
     General and Administrative. General and administrative expenses increased $0.6 million, or 27%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase was primarily due to increases of $0.4 million due to the expensing of stock-based compensation resulting from the adoption of SFAS 123R and $0.3 million in personnel costs due to headcount increases, partially offset by a $0.1 million decrease for overhead allocation.
     General and administrative expenses increased $1.4 million, or 29%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was primarily due to increases of $0.7 million due to the expensing of stock-based compensation resulting from the adoption of SFAS 123R, $0.6 million in personnel costs due to headcount increases and $0.1 million for travel and related expenses. We expect general and administrative expenses to increase over the remainder of 2006 primarily due to external audit and professional fees, including costs to test our compliance with Section 404 of the Sarbanes-Oxley Act.
Stock-Based Compensation
     The following table sets forth a summary of our stock compensation expenses in absolute dollars and expressed as a percentage of total revenues for the three and six months ended June 30, 2006 and 2005, respectively.

	Three		Three			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2006	Revenues	2005	Revenues	(Decrease)	Year
Stock-based compensation:
Cost of maintenance and service revenues	$246	1%	$41	0%	$205	500%
Sales and marketing	264	1%	63	0%	201	319%
Research and development	218	1%	102	1%	116	114%
General and administrative	662	4%	217	2%	445	205%

Total stock-based compensation	$1,390	8%	$423	3%	$967	229%

	Six		Six			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2006	Revenues	2005	Revenues	(Decrease)	Year
Stock-based compensation:
Cost of maintenance and service revenues	$510	1%	$91	0%	$419	460%
Sales and marketing	530	2%	189	1%	341	180%
Research and development	465	1%	226	1%	239	106%
General and administrative	1,094	3%	357	1%	737	206%

Total stock-based compensation	$2,599	8%	$863	3%	$1,736	201%

     For the three and six months ended June 30, 2006, we accounted for stock-based compensation under SFAS 123R, while for the three and six months ended June 30, 2005, we accounted for stock-based compensation under APB No. 25. Under APB No. 25, we were generally required to record compensation expense only if there were positive differences between the market value of our common stock and the exercise price of the options granted to employees on the date of the grant. Under SFAS 123R, however, we record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. The amounts are not comparable because they were recorded under different accounting standards (see Note 6 – Stock-based Compensation).
     We expect our stock-based compensation expense for remaining quarters in 2006 to approximate the amount recorded in the first two quarters of 2006, subject to the grant of new options, cancellation of existing options due to employee turnover and changes in the assumptions and estimates to calculate fair value.

Other Items
     The table below sets forth the changes in other items for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 (in thousands, except percentage data):

	Three	Three		Percentage
	Months	Months		of Dollar
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year over
	2006	2005	(Decrease)	Year
Other income (expense), net:
Interest expense	$—	$(5)	$5	(100)%
Interest and other income, net	675	358	317	89%

Total other income, net	$675	$353	$322	91%

Provision (benefit) for income taxes	$—	$(34)	$34	(100)%

	Six	Six		Percentage
	Months	Months		of Dollar
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year over
	2006	2005	(Decrease)	Year
Other income (expense), net:
Interest expense	$—	$(16)	$16	(100)%
Interest and other income, net	1,243	681	562	83%

Total other income, net	$1,243	$665	$578	87%

Provision (benefit) for income taxes	$—	$(9)	$9	(100)%

Cumulative effect of a change in accounting principle	$128	$—	$128	100%

     Interest Expense and Interest and Other Income, Net
     Interest expense decreased $5,000, or 100%, and $16,000, or 100%, for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, respectively. We did not have any outstanding debt during the three and six months ended June 30, 2006. In the third quarter of 2005, we repaid all of our outstanding term loans in full.
     Interest and other income, net increased $0.3 million, or 89%, and $0.6 million, or 83%, for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, respectively. The increase was primarily attributable to the increase in interest income generated from investments as a result of higher interest rates in the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005.

     Income Taxes
     Provision for income taxes was zero for the three and six months ended June 30, 2006. Benefit for income taxes was $34,000 and $9,000 for the three and six months ended June 30, 2005. We maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.
     Cumulative Effect of a Change in Accounting Principle
     Cumulative effect of a change in accounting principle was $0 and $128,000 for the three and six months ended June 30, 2006, respectively, and resulted from the change in accounting principle from APB No. 25 to SFAS 123R. The cumulative effect of a change in accounting principle resulted from the requirement of SFAS 123R to reduce the amount of stock-based compensation expense by an estimated forfeiture rate or, in other words, the estimated number of shares that are not expected to vest as a result of an employee terminating prior to becoming fully vested in an award. Prior to the adoption of SFAS 123R, we did not reduce stock-based compensation expense based on an estimated forfeiture rate but rather recorded an adjustment to stock-based compensation as actual forfeitures occurred. The cumulative effect of a change in accounting principle is generally one time in nature and not expected to occur as part of our normal business on a regular basis. See Note 6 – Stock-based Compensation for further discussion.
Liquidity and Capital Resources
     As of June 30, 2006, we had $56.7 million of cash, cash equivalents and short-term investments.
     Net Cash Used in Operating Activities. Net cash used in operating activities was $7.4 million for the six months ended June 30, 2006 and $1.4 million for the six months ended June 30, 2005. The significant cash receipts and outlays for the two periods are as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Cash collections	$30,070	$31,734
Payroll related costs	(26,679)	(21,432)
Professional services costs	(3,628)	(4,042)
Employee expense reports	(3,327)	(2,619)
Facilities related costs	(1,722)	(1,931)
Third-party royalty payments	(268)	(528)
Other	(1,850)	(2,551)

Net cash used in operating activities	$(7,404)	$(1,369)

     Net cash used in operating activities increased $6.0 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was primarily attributable to increases in payroll related costs of $5.2 million due to increased sales commissions and headcount as well as a reduction in collections of $1.7 million, partially offset by decreases of $0.4 million in professional services costs, $0.3 million in third-party royalty payments and $0.2 million in facilities related costs.
     Net Cash Used in/Provided by Investing Activities. Net cash used in investing activities was $2.4 million for the six months ended June 30, 2006 while net cash provided by investing activities was $3.9 million for the six months ended June 30, 2005. Net cash used in investing activities during the six months ended June 30, 2006 was primarily due to purchases of investments of $31.7 million, partially offset by proceeds from maturities and sale of investments of $30.6 million compared to purchases of investments of $14.7 million, offset by proceeds from maturities and sale of investments of $19.2 million for the six months ended June 30, 2005. Purchases of equipment, software, furniture and leasehold improvements were $1.2 million and $0.6 million for the six months ended June 30, 2006 and June 30, 2005, respectively.

     Net Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $1.5 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively. Net cash provided by financing activities for the six months ended June 30, 2006 was a result of proceeds from stock option exercises of approximately $1.5 million. Net cash provided by financing activities for the six months ended June 30, 2005 was due to stock option exercises of approximately $1.9 million, partially offset by long-term debt payments of $0.3 million.
Contractual Obligations and Commitments
     The following table summarizes our contractual cash obligations and commercial commitments (in thousands) at June 30, 2006. Operating lease obligations that are cancelable upon notice and without significant penalties are not included in the following table.

	Payments due by Period
		Remaining					2011
Contractual Obligations	Total	2006	2007	2008	2009	2010	and beyond
Operating leases	$9,600	$1,084	$2,363	$2,441	$2,219	$1,493	$—

     With the exception of the above operating lease commitments, we have no off-balance sheet arrangements that have not been recorded in our condensed consolidated financial statements.
     For our New York, New York and San Jose, California offices, we have two certificates of deposit totaling approximately $676,000 as of June 30, 2006 and December 31, 2005, pledged as collateral to secure letters of credit required by our landlords for security deposits.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. We do not hold or issue financial instruments for trading purposes.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities, that typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At June 30, 2006, the average maturity of our investments was approximately three months and all investment securities had maturities of less than twelve months. The following table presents certain information about our financial instruments at June 30, 2006 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
			Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sale securities	$48,755	$—	$48,755	$48,724
Weighted average interest rate	5.14%	—%
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of June 30, 2006, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to market risk related to debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest expense market risk.
     Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, Germany and Australia operations, are generally denominated in United States dollars. For the three and six months ended June 30, 2006, we earned approximately 18% and 19% of our revenue from our international operations. Of this revenue from our international operations, 35% and 58% was denominated in United States dollars. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. We expect to continue to do a majority of our business in United States dollars. We have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.
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
PART II. OTHER INFORMATION
     Item 1. Legal Proceedings
     In July 2004, a purported securities class action complaint was filed in the United States District Court for the Northern District of California against the Company and certain of its present and former executives and directors. Lead plaintiff and lead counsel were appointed by the Court and on November 29, 2004, plaintiff filed a consolidated amended class action complaint (“Complaint”). The Complaint alleged that the Company and certain individual defendants made materially false or misleading statements or omissions in violation of the federal securities laws during the period of January 22, 2004 through June 23, 2004 (the “Class Period”). The Complaint sought to recover damages on behalf of anyone who purchased or otherwise acquired our stock during the Class Period. Following the Company’s motion to dismiss, the complaint was initially dismissed with leave to amend in 2005 and, after plaintiffs’ acknowledgement that they could not amend, the action was dismissed with prejudice.
     In July and October 2004, two derivative complaints were filed in state and federal court, respectively, by shareholders on behalf of the Company against certain of the Company’s present and former executives and directors (the “Derivative Complaints”). The Derivative Complaints allege state law breach of fiduciary duty claims arising out of the underlying matters alleged in the securities Complaint identified above. The state court derivative plaintiff agreed to stay his case and joined in a first amended complaint filed in the federal derivative case.
     Following a court-ordered settlement conference in early August 2006, a settlement was reached among plaintiffs in both derivative cases, the defendants, the Company and the Company’s primary directors and officers liability insurance carrier. Under the settlement, which is subject to final approval by the Court, the Company will adopt, formalize and/or reconfirm certain enhancements to its corporate governance policies. In exchange, the Company, and plaintiffs and any other shareholders seeking to sue on its behalf, will release all claims against the defendants and other officers and directors of the Company that were or could have been alleged in the derivative actions, and the Company’s insurance carrier will pay all amounts under the settlement other than a nominal amount for the mailing of a notice to the Company’s shareholders. The Company will not incur any material expense as a result of the settlement.
     The Stipulation of Settlement, executed by the parties on August 11, 2006 and preliminarily approved by the Court on August 11, 2006, is attached as Exhibit 10.21 to this quarterly report on Form 10-Q. A hearing has been scheduled for October 27, 2006, at which time the settlement terms will be presented to the Court for final approval.

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
     We incurred net losses of $8.6 million and $25.5 million in 2005 and 2004, respectively, and had net income of approximately $0.8 million in 2003. For the three and six months ended June 30, 2006, we had a net loss of $3.2 million and $6.3 million, respectively. We expect that our reported expenses will increase in 2006 as we expand our operations domestically and internationally, continue to invest in new products and services, such as our on-demand offering, and continue to expense stock-based compensation in accordance with SFAS 123R. Consequently, we expect to incur a loss in 2006 and are not sure that we will achieve or sustain profitability on a quarterly or annual basis in the future. If we cannot increase our revenues to compensate for our greater operating expenses, our future results of operations and financial condition will be negatively affected.
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
     Our revenues are extremely difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. For example, in the first six months of 2005 and throughout 2004, our license revenues were substantially lower than expected due to purchasing delays by our customers and failures to close transactions resulting in significant net losses. In addition, we have experienced lower than expected maintenance and service revenues in recent quarters as we have had fewer configuration and implementation engagements than we had forecast. Conversely, our license revenues for the last six months of 2005 and first six months of 2006 were greater than in prior periods primarily as a result of the closing several larger transactions, but there is no assurance that we will continue the recent revenue growth.
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

If our on-demand service offering is unsuccessful, our business and operating results could be adversely affected.
     We launched our on-demand service offering in the fourth quarter of 2005. We are investing substantial resources to introduce this new offering, and we may not realize the return we expect on this investment. In particular, we expect that our gross margins for on-demand revenues will be lower than gross margins on our other maintenance and service revenue, until this offering achieves greater scale. In addition, our on-demand offering is an alternative to our substantially higher margin software licensing business. If sales of our on-demand service have an adverse effect on demand for our software licenses, our business and operating results could be materially and adversely affected.
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
     Our maintenance and service revenues, which include fees for consulting, implementation, maintenance and training, were 71%, 78% and 48% of our revenues for years 2005, 2004 and 2003, respectively. In addition, maintenance and service revenues were 63% of our revenues in the first six months of 2006. Our maintenance and service revenues have substantially lower gross margins than our license revenues. The decrease in the percentage of total revenues represented by license revenues in 2005 and 2004 as compared to 2003 adversely affected our overall gross margins. Failure to maintain and increase our higher margin license revenues in the future would continue to adversely affect our gross margin and operating results.
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
     We expect maintenance and services revenue to continue to comprise a substantial majority of our overall revenues for the foreseeable future. To the extent our on-demand and other new service offerings are successful, maintenance and service revenues could increase significantly, and our maintenance and service gross margin may be adversely affected. Any erosion of our margins for our maintenance and service revenue would adversely affect our operating results.
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
     We derive, and expect to continue to derive, a substantial majority of our revenues from our TrueComp product and related products and services. Because we have historically sold our product licenses on a perpetual basis and delivered new versions and enhancements to customers who purchase maintenance contracts, our future license revenues are substantially dependent on new customer sales. We have recently introduced our products as an on-demand subscription model, but these services still consist substantially of providing our TrueComp product. In addition, substantially all of our TrueInformation product sales have historically been made in connection with TrueComp sales. As a result of these factors, we are particularly vulnerable to fluctuations in demand for TrueComp. Accordingly, if demand for TrueComp and related products and services declines significantly, our business and operating results will be adversely affected.

If we reduce prices or alter our payment terms to compete successfully, our margins and operating results may be adversely affected.
     The intensely competitive market in which we do business may require us to reduce our prices and/or modify our traditional licensing revenue generation strategies in ways that may delay revenue recognition on all or a portion of our licensing transactions. For example, our recently introduced on-demand offering of our product is targeted at customers that are not interested in purchasing a perpetual license. If our competitors offer deep discounts on competitive products or services, we may be required to lower prices or offer other terms more favorable to our customers in order to compete successfully. Some of our competitors may bundle their competitive software products with their other products and services for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, limit the prices that we can charge for our products. If we cannot offset price reductions and other terms more favorable to our customers with a corresponding increase in the number of sales or decreased spending, then the reduced revenues resulting from lower prices or revenue recognition delays would adversely affect our margins and operating results.
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
     Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act of 2002, requires an effective planning and management process. We will be required to certify our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act for the first time in our Annual Report for the year ending December 31, 2006. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our system integrators and other third party service vendors and record and report financial and management information on a timely and accurate basis. Additionally, as we prepare to comply with Section 404 of the Sarbanes-Oxley Act, we may identify one or more material weaknesses in our financial controls. The existence or disclosure of any such material weaknesses could adversely affect our stock price.

RISKS RELATED TO OUR STOCK
     Our stock price is likely to remain volatile.
     The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to a number of factors, including those listed in the “Risks Related to Our Business” section above and in this section below. We receive only limited attention by securities analysts, and there frequently occurs an imbalance between supply and demand in the public trading market for our common stock due to limited trading volumes. Investors should consider an investment in our common stock as risky and should only purchase our common stock if they can withstand significant losses. Other factors that affect the volatility of our stock include:
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
     On June 7, 2006, 33,933 shares of the Company’s common stock were issued upon the net issue exercise of a warrant previously issued. The issuance of the warrant and the common stock underlying the warrant was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of that Act.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders (Annual Meeting) was held on June 6, 2006. Two matters were voted on at the Annual Meeting. A brief description of each of these matters and the results of the votes thereon, are as follows:
Proposal 1. Election of Directors
     Immediately prior to the commencement of the Annual Meeting, the Company’s Board of Directors consisted of eight members divided into three classes (Classes I through III). The Class III members of the Board of Directors were scheduled for election at the Annual Meeting, each to serve three-year terms to expire at the annual meeting of stockholders in 2009 or until their successors are duly elected and qualified. The nominees of the Board to serve as Class III members were Charles M. Boesenberg and Michael A. Braun. John R. Eickhoff, who was also serving as a Class III director, decided not to stand for re-election due to personal commitments. As a result of his decision, the Board of Directors approved a resolution to reduce the size of the Board of Directors to seven members, effective at the commencement of the Annual Meeting. There were no other nominees. Messrs. Boesenberg and Braun were each elected at the Annual Meeting as Class III directors by the following votes:

Nominees of the Board of Directors	For	Withheld
Charles M. Boesenberg	18,454,325	5,086,857
Michael A. Braun	23,413,594	127,588

     The Company’s other directors whose terms of office continued after the Annual Meeting are George B. James, David B. Pratt and Robert H. Youngjohns (Class I) and William B. Binch and Michele V. Patton (Class II).
     Proposal 2. Ratification of the appointment of KPMG LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2006.

For	Against	Abstain
23,527,798	2,884	10,500
Item 5. Other Information
     Entry into a Material Definitive Agreement.
     On August 11, 2006, the Company and shareholders suing derivatively on behalf of the Company pursuant to state and federal derivative complaints filed in July and October 2004, respectively (the “Derivative Complaints”) entered into a Stipulation of Settlement (the “Stipulation”) with certain present and former executives and directors of the Company. The Derivative Complaints alleged state law breach of fiduciary duty claims arising out of the underlying matters alleged in a securities complaint filed in July 2004 and later dismissed with prejudice in 2005.
     Under the Stipulation, which is subject to final approval by the Court, the Company will adopt, formalize and/or reconfirm certain enhancements to its corporate governance policies. In exchange, the Company, and plaintiffs and any other shareholders seeking to sue on its behalf, will release all claims against the defendants and other officers and directors of the Company that were or could have been alleged in the derivative actions, and the Company’s insurance carrier will pay all amounts under the settlement other than a nominal amount for the mailing of a notice to the Company’s shareholders. The Company will not incur any material expense as a result of the settlement.
     A copy of the Stipulation along with its related exhibits is attached as Exhibit 10.21 to this Report of Form 10-Q.
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
10.19	Form of Director Change of Control Agreement — Full Single-Trigger

10.20	Form of Executive Change of Control Agreement — Full Double-Trigger

10.21	Stipulation of Settlement

31.1	302 Certification

31.2	302 Certification

32.1	906 Certification
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2006.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer, Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

Exhibit
Number	Description
10.19	Form of Director Change of Control Agreement — Full Single-Trigger

10.20	Form of Executive Change of Control Agreement — Full Double-Trigger

10.21	Stipulation of Settlement

31.1	302 Certification

31.2	302 Certification

32.1	906 Certification