Form 10-Q
period 2006-09-30
CALLIDUS SOFTWARE INC
filed 2006-11-14
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     There were 28,193,244 shares of the registrant’s common stock, par value $0.001, outstanding on November 7, 2006, the latest practicable date prior to the filing of this report.

     Callidus Software®, the Callidus logo®, Callidus TRUEANALYTICS™, TRUECOMP®, TRUEINFORMATION®, TRUEPERFORMANCE®, and TRUERESOLUTION® are our trademarks, among others not referenced in this quarterly report of Form 10-Q. All other trademarks, service marks, or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,157	$23,705
Short-term investments	39,054	40,000
Accounts receivable, net	15,510	11,063
Prepaids and other current assets	3,164	1,581

Total current assets	71,885	76,349
Property and equipment, net	3,173	2,801
Deposits and other assets	1,233	1,494

Total assets	$76,291	$80,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$752	$756
Accrued payroll and related expenses	4,417	6,383
Accrued expenses	2,600	2,043
Deferred revenue	11,370	12,205

Total current liabilities	19,139	21,387
Deferred rent	677	377
Long-term deferred revenue	594	729
Other liabilities	70	—

Total liabilities	20,480	22,493

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,132 and 26,854 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	28	27
Additional paid-in capital	192,108	186,232
Deferred stock-based compensation	—	(445)
Accumulated other comprehensive income	332	171
Accumulated deficit	(136,657)	(127,834)

Total stockholders’ equity	55,811	58,151

Total liabilities and stockholders’ equity	$76,291	$80,644

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
Revenues:
License revenues	$5,776	$5,787	$18,669	$10,582
Maintenance and service revenues	11,649	11,311	33,377	33,632

Total revenues	17,425	17,098	52,046	44,214
Cost of revenues:
License revenues	105	76	389	259
Maintenance and service revenues(1)	8,205	7,748	24,570	22,703

Total cost of revenues	8,310	7,824	24,959	22,962

Gross profit	9,115	9,274	27,087	21,252

Operating expenses:
Sales and marketing(1)	5,570	5,208	17,929	13,358
Research and development(1)	3,612	3,109	10,832	9,124
General and administrative(1)	3,195	2,232	9,274	6,931

Total operating expenses	12,377	10,549	38,035	29,413

Operating loss	(3,262)	(1,275)	(10,948)	(8,161)
Interest expense	—	(4)	—	(20)
Interest and other income, net	754	411	1,997	1,092

Loss before provision for income taxes	(2,508)	(868)	(8,951)	(7,089)
Provision for income taxes	—	38	—	29

Loss before cumulative effect of a change in accounting principle	(2,508)	(906)	(8,951)	(7,118)

Cumulative effect of a change in accounting principle	—	—	128	—

Net loss	$(2,508)	$(906)	$(8,823)	$(7,118)

Net loss per share — basic
Loss before cumulative effect of a change in accounting principle	$(0.09)	$(0.03)	$(0.33)	$(0.27)
Cumulative effect of a change in accounting principle	—	—	0.01	—

Net loss per share	$(0.09)	$(0.03)	$(0.32)	$(0.27)

Net loss per share — diluted
Loss before cumulative effect of a change in accounting principle	$(0.09)	$(0.03)	$(0.33)	$(0.27)
Cumulative effect of a change in accounting principle	—	—	0.01	—

Net loss per share	$(0.09)	$(0.03)	$(0.32)	$(0.27)

Shares used in basic per share computation	27,888	26,425	27,500	26,636

Shares used in diluted per share computation	27,888	26,425	27,500	26,636

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)
(In thousands, except per share data)

(1)	Effective January 1, 2006, the Company adopted FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R) under the modified prospective method. Accordingly, for the three and nine months ended September 30, 2006, stock-based compensation was accounted for under SFAS 123R, while for the three and nine months ended September 30, 2005, stock-based compensation was accounted for under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” See Note 6 — Stock-based Compensation. The amounts above include stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of maintenance and service revenues	$250	$(2)	$760	$89
Sales and marketing	264	55	794	244
Research and development	217	1	682	227
General and administrative	335	(3)	1,429	354
See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(8,823)	$(7,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	1,380	1,226
Provision for doubtful accounts and sales returns	598	476
Stock-based compensation	3,665	914
Non-cash expenses associated with non-employee options and warrants	—	4
Loss on disposal of property	10	2
Cumulative effect of a change in accounting principle	(128)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,998)	2,302
Prepaids and other current assets	(1,305)	250
Other assets	—	(229)
Accounts payable	25	(838)
Accrued payroll and related expenses	(1,990)	62
Accrued expenses	675	359
Deferred revenue	(1,009)	1,662

Net cash used in operating activities	(11,900)	(928)

Cash flows from investing activities:
Purchases of investments	(39,926)	(22,685)
Proceeds from maturities and sale of investments	40,950	31,250
Purchases of property and equipment	(1,511)	(782)
Change in deposits	(8)	—

Net cash (used in) provided by investing activities	(495)	7,783

Cash flows from financing activities:
Repayments of long-term debt	—	(519)
Net proceeds from issuance of common stock and warrants	2,784	2,942

Net cash provided by financing activities	2,784	2,423

Effect of exchange rates on cash and cash equivalents	63	(120)

Net (decrease) increase in cash and cash equivalents	(9,548)	9,158
Cash and cash equivalents at beginning of period	23,705	7,651

Cash and cash equivalents at end of period	$14,157	$16,809

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$58

Cash paid for interest	$—	$16

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2005. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of September 30, 2006 and the three and nine months ended September 30, 2006 and 2005 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     During the preparation of its Form 10-Q for the three months ended September 30, 2006, the Company determined that certain prepaid assets were understated by $127,000 as a result of excess amortization of prepaid royalties made to third parties in prior reporting periods. The Company recorded adjusting entries during the three months ended September 30, 2006 to increase prepaid assets on the unaudited condensed consolidated balance sheet and to decrease cost of maintenance and service revenues in the unaudited condensed consolidated statement of operations. The Company also determined that certain accrued expenses were overstated by $297,000 as a result of entries recorded in prior reporting periods that were either recorded in error or should have been reversed in prior reporting periods. The Company recorded adjusting entries during the three months ended September 30, 2006 to decrease accrued expenses on the unaudited condensed consolidated balance sheet and to decrease operating expenses, primarily sales and marketing, in the unaudited condensed consolidated statement of operations.
     The Company does not believe these amounts are material to the reporting periods in which they should have been recorded, nor does it expect these amounts will be material to its consolidated operating results for the year ending December 31, 2006. Due to the adjusting entries, net loss was decreased by $424,000 ($$0.02 per share) for the three months ended September 30, 2006. The impact on prior reporting periods would be as follows: net loss for the year ended December 31, 2005 would be decreased by $251,000 ($0.01 per share), net loss for the three months ended March 31, 2006 would be decreased by $74,000 ($0.00 per share) and net loss for the three months ended June 30, 2006 would be decreased by $99,000 ($0.00 per share).
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
     Cumulative Effect of a Change in Accounting Principle
     Cumulative effect of a change in accounting principle was $0 and $128,000 for the three and nine months ended September 30, 2006, respectively, and resulted from the change in accounting principle from APB No. 25 to SFAS 123R. The cumulative effect of a change in accounting principle is generally one time in nature and not expected to occur as part of our normal business on a regular basis. See Note 6 – Stock-based Compensation for further discussion.
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
     Valuation Accounts
     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company offsets gross trade accounts receivable with its allowance for doubtful accounts and sales return reserve. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. The sales return reserve is the Company’s best estimate of the probable amount of remediation services it will have to provide for ongoing professional service arrangements. To determine the adequacy of the sales return reserve, the Company analyzes historical experience of actual remediation service claims as well as current information on remediation service requests. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses, while provisions for sales returns are offset against maintenance and service revenues.
     Below is a summary of the changes in the Company’s valuation accounts for the three and nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Balance at	Provision,		Balance at
	Beginning	Net of		End of
	of Period	Recoveries	Write-Offs	Period
Allowance for doubtful accounts
Three months ended September 30, 2006	$553	$(90)	$—	$463
Three months ended September 30, 2005	40	(5)	—	35
Nine months ended September 30, 2006	480	(12)	(5)	463
Nine months ended September 30, 2005	320	34	(319)	35

	Balance at		Remediation	Balance at
	Beginning		Service	End of
	of Period	Provision	Claims	Period
Sales return reserve
Three months ended September 30, 2006	$281	$112	$(104)	$289
Three months ended September 30, 2005	305	191	(177)	319
Nine months ended September 30, 2006	310	610	(631)	289
Nine months ended September 30, 2005	537	442	(660)	319
     Restricted Cash
     Included in deposits and other assets in the consolidated balance sheets at September 30, 2006 and December 31, 2005 is restricted cash of $570,000 and $676,000 respectively, related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secures letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in other assets based on the contractual term for the release of the restriction.
     Revenue Recognition
     The Company generates revenues primarily by licensing software and providing related software maintenance and professional services to its customers. The Company also generates revenue by providing its software application as a service through its on–demand offerings.
     The Company recognizes revenues in accordance with accounting standards for software and service companies. The Company will not recognize revenue until persuasive evidence of an arrangement exists and delivery has occurred, the fee is fixed or determinable and collection is deemed probable. The Company evaluates each of these criteria as follows:
     Evidence of an Arrangement. The Company considers a non-cancelable agreement signed by it and the customer to be evidence of an arrangement.
     Delivery. In perpetual licensing arrangements, the Company considers delivery to have occurred when media containing the licensed programs is provided to a common carrier, or in the case of electronic delivery, the customer is given access to the licensed programs. The Company’s typical end-user license agreement does not include customer acceptance provisions. In on-demand arrangements, the Company considers delivery to have occurred when the service has been provided to the customer.
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
     Perpetual Licensing. The Company’s perpetual software arrangements typically include: (i) an end-user license fee paid in exchange for the use of its products, generally based on a specified number of payees, and (ii) a maintenance arrangement that provides for technical support and product updates, generally over renewable twelve month periods. If the Company is selected to provide integration and configuration services, then the software arrangement will also include professional services, generally priced on a time and materials basis. Depending upon the elements in the arrangement and the terms of the related agreement, the Company recognizes license revenues under either the residual or the contract accounting method.
     Certain arrangements result in the payment of customer referral fees to third parties that resell the Company’s software products. In these arrangements, license revenues are recorded, net of such referral fees, at the time the software license has been delivered to a third-party reseller and an end-user customer has been identified.
     Residual Method. License fees are recognized upon delivery whether licenses are sold separately from or together with integration and configuration services, provided that (i) the criteria described above have been met, (ii) payment of the license fees is not dependent upon performance of the integration and configuration services, and (iii) the services are not otherwise essential to the functionality of the software. The Company recognizes these license revenues using the residual method pursuant to the requirements of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, revenues are recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each undelivered element.
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
     Maintenance Revenue. A customer typically pre-pays maintenance for the first twelve months, and the related revenues are deferred and recognized ratably over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

     Professional Service Revenue. Professional service revenues primarily consist of configuration and integration services related to the installation of the Company’s products as well as training. The Company’s implementation services do not involve customization to, or development of, the underlying software code. Substantially all of the Company’s professional services arrangements are on a time and materials basis. For professional service arrangements with a fixed fee, the Company recognizes revenue utilizing the proportional performance method of accounting. The Company estimates the proportional performance on fixed fee contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. To the extent the Company enters into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.
     On-Demand Revenue. On-Demand revenues include both managed and hosted service offerings and are recorded as maintenance and services revenues in the Company’s statements of operations. The Company’s on-demand offerings allow its customers to outsource the operation and management of its software products to the Company. Managed services are generally sold under long-term renewable contracts with minimum purchase commitments. Revenues from the managed service offering are generally recognized on a time and materials basis for both the initial customer set-up and the ongoing operation and management of the software.
     In hosted arrangements where the Company provides its software application as a service, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” Customers will typically prepay for the Company’s hosted offering services, amounts which the Company will defer and recognize ratably over the non-cancellable term of the customer contract. The Company evaluates whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) the Company sells or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item and (iv) there is a general right of return.
     If a consulting arrangement for implementation and configuration services associated with a hosted on-demand engagement does not qualify for separate accounting, the Company will recognize the revenue from implementation and configuration services ratably over the remaining non-cancellable term of the subscription contract once the implementation is complete. In addition, the Company defers the direct costs of the implementation and configuration services and amortizes those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the contract value, then the Company would recognize a loss for incurred and projected direct costs in excess of the contract value. The deferred costs on the Company’s consolidated balance sheet for these consulting arrangements totaled $1.3 million and $0 at September 30, 2006 and December 31, 2005, respectively.
     For sales of its on-demand services, the Company defers commission payments to the Company’s direct sales force and amortizes such commissions to sales expense over the non-cancellable term of the contract as the related subscription revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s hosted on-demand product offerings was $96,000 and $0 at September 30, 2006 and December 31, 2005, respectively.
     Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options and warrants to the extent these shares are dilutive. For the three and nine months ended September 30, 2006 and 2005, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock options	6,996	5,371	6,829	4,949
Stock subject to repurchase	—	28	16	13
Warrants	11	114	69	58

Totals	7,007	5,513	6,914	5,020

     The weighted-average exercise price of stock options excluded during the three and nine months ended September 30, 2006 was $4.24 and $4.17 per share, respectively, as compared to the weighted average exercise price of stock options excluded during the three and nine months ended September 30, 2005 of $3.89 and $3.81 per share, respectively. The weighted average exercise price of warrants excluded was $20.19 and $6.09 per share during the three and nine months ended September 30, 2006, respectively, and was $5.48 and $7.38 per share during the three and nine months ended September 30, 2005, respectively.
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
     In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier application is permitted. The Company will adopt the new accounting provisions as of January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated financial statements but does not expect the effect to be material.

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). The interpretations in SAB 108 express the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged for an interim period of the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial position, results of operations or cash flows.
2. Investments
     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated financial statements. Interest is included in interest and other income, net, in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities were as follows for September 30, 2006 and December 31, 2005 (in thousands):

		Unrealized	Unrealized
September 30, 2006	Cost	Gains	Losses	Fair Value
Auction rate securities and preferred stock	$30,775	$—	$—	$30,775
Corporate notes and obligations	15,881	—	(11)	15,870
US government and agency obligations	1,000	—	(2)	998

Investments in debt and equity securities	$47,656	$—	$(13)	$47,643

		Unrealized	Unrealized
December 31, 2005	Cost	Gains	Losses	Fair Value
Auction rate securities and preferred stock	$20,575	$—	$—	$20,575
Corporate notes and obligations	11,997	—	(35)	11,962
US government and agency obligations	12,500	—	(56)	12,444

Investments in debt and equity securities	$45,072	$—	$(91)	$44,981

	September 30,	December 31,
	2006	2005
Recorded as:
Cash equivalents	$8,589	$4,981
Short-term investments	39,054	40,000

	$47,643	$44,981

     There were no realized gains or losses on the sales of these securities for the nine months ended September 30, 2006 and 2005, respectively.

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
     Following a court-ordered settlement conference in early August 2006, a settlement was reached among plaintiffs in both derivative cases, the defendants, the Company and the Company’s primary directors and officers liability insurance carrier. The Stipulation of Settlement was executed by the parties and preliminarily approved by the Court on August 11, 2006. Under the settlement, the Company agreed to adopt, formalize and/or reconfirm certain enhancements to its corporate governance policies. In exchange, the Company, and plaintiffs and any other shareholders seeking to sue on its behalf, agreed to release all claims against the defendants and other officers and directors of the Company that were or could have been alleged in the derivative actions, and the Company’s insurance carrier agreed to pay all amounts directly under the settlement other than a nominal amount for the mailing of a notice to the Company’s shareholders. The Company will not incur any material expense as a result of the settlement.
     The Court entered an Order and Final Judgment Approving the Stipulation of Settlement on October 27, 2006.
     In addition, the Company is from time to time a party to various other litigation matters incidental to the conduct of its business, none of which, at the present time, is likely to have a material adverse effect on the Company’s future financial results.
     In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At September 30, 2006, the Company had not recorded any such liabilities in accordance with SFAS 5. The Company believes that it has valid defenses with respect to the legal matters pending against the Company and that the probability of a loss under such matters is remote.
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
     The following table summarizes revenues for the three and nine months ended September 30, 2006 and 2005 by geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	$13,718	$16,497	$41,933	$41,268
Europe	2,589	394	4,902	1,232
Asia Pacific	1,118	207	5,211	1,714

	$17,425	$17,098	$52,046	$44,214

     Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.
     The following table summarizes revenues to significant customers (including resellers when product is sold through them to an end user) as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Customer 1	18%	—%	6%	—%
Customer 2	12%	12%	14%	11%
Customer 3	3%	25%	5%	10%
Customer 4	2%	9%	3%	12%
5. Comprehensive Loss
     Comprehensive loss includes net loss as well as changes in unrealized gains (losses) on investments, net and foreign currency translation adjustments. Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(2,508)	$(906)	$(8,823)	$(7,118)
Other comprehensive income (loss):
Change in unrealized loss on investments, net	18	58	78	133
Change in cumulative translation adjustments	—	(22)	83	(132)

Comprehensive loss	$(2,490)	$(870)	$(8,662)	$(7,117)

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
     Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three and nine months ended September 30, 2006, the Company had no excess tax benefits generated from option exercises. Due to the full valuation allowance for its net deferred tax assets, the Company has not recorded any tax benefit attributable to compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R.

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
     Expense Summary
     Under the provisions of SFAS 123R, $1.1 million and $3.7 million of stock compensation expense was recorded for the three and nine months ended September 30, 2006, respectively, in the unaudited condensed consolidated statements of operations. Of the total stock compensation expense, approximately $0.9 million and $3.2 million was related to stock options for the three and nine months ended September 30, 2006, respectively, and $0.2 million and $0.5 million was related to purchases of common stock under the ESPP for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, there was $7.0 million of total unrecognized compensation expense related to stock options. This expense is expected to be recognized over a weighted average period of 1.89 years.
     In addition, SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption of SFAS 123R as if all stock-based employee compensation was accounted for under the fair value method of SFAS 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine months ended September 30, 2005, as previously reported (in thousands, except per share amounts):

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net loss as reported	$(906)	$(7,118)
Add: Stock-based employee compensation expense under APB No. 25 included in reported net loss, net of tax	51	914
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(730)	(2,355)

Pro forma net loss	$(1,585)	$(8,559)

Basic and diluted net loss per share, as reported	$(0.03)	$(0.27)
Pro forma basic and diluted net loss per share	$(0.06)	$(0.32)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock Option Plans
Expected life (in years)	3.50	3.17	2.50 to 6.00	3.10
Risk-free interest rate	4.69% to 5.07%	3.98%	4.36% to 5.11%	3.81%
Volatility	54%	69%	54% to 60%	69%

Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.98	0.49 to 1.00	0.98
Risk-free interest rate	5.08% to 5.17%	3.76%	4.68% to 5.17%	3.73%
Volatility	37% to 39%	49%	36% to 43%	50%
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
     The 2003 Stock Incentive Plan became effective upon the completion of the Company’s initial public offering in November 2003. As of September 30, 2006, the Company was authorized to issue approximately 9,074,000 shares of common stock. Under the plan, the Company’s board of directors may grant stock options or other types of stock-based awards, such as restricted stock, restricted stock units, stock bonus awards or stock appreciation rights. Incentive stock options may be granted only to the Company’s employees. Nonstatutory stock options and other stock-based awards may be granted to employees, consultants or non-employee directors. These options vest as determined by the board, generally over 4 years. Formerly, the Company’s board of directors had approved a contractual term of 10 years, but effective April 24, 2006, the board of directors approved a reduction of the contractual term to 5 years for all future grants. The vesting period generally equals the requisite service period of the individual grantees. On July 1 of each year, the aggregate number of shares reserved for issuance under this plan increases automatically by a number of shares equal to the lesser of (i) 5% of the Company’s outstanding shares, (ii) 2,800,000 shares, or (iii) a lesser number of shares approved by the board.
     A summary of the status of the Company’s options under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan for the nine months ended September 30, 2006 is as follows:

				Weighted
	Shares		Weighted	Average
	Available		Average	Remaining	Aggregate
	for	Number of	Exercise	Contractual	Intrinsic
	Grant	Shares	Price	Term (Years)	Value
					(in thousands)
Outstanding as of December 31, 2005	2,886,508	5,325,143	$4.11
Authorized	1,381,375	—
Granted	(2,349,992)	2,349,992	4.63
Exercised	—	(519,376)	1.53
Forfeited	432,622	(432,622)	4.68
Expired	161,068	(161,068)	9.24

Outstanding as of September 30, 2006	2,511,581	6,562,069	$4.33	7.23	$7,239

Vested and Expected to Vest as of September 30, 2006		6,001,244	$4.32	7.23	$6,946

Exercisable as of September 30, 2006		2,684,620	$4.08	6.86	$4,827

     The weighted-average fair value of stock options granted during the three and nine months ended September 30, 2006 was $2.06 and $2.28 per share, respectively. For the three and nine months ended September 30, 2005, the weighted-average fair value of stock options granted was $1.78 and $1.76, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $0.4 million and $1.7 million, respectively. For the three and nine months ended September 30, 2005, the total intrinsic value of stock options exercised was $0.2 million and $2.1 million, respectively. The total cash received from employees as a result of stock option exercises was $0.2 million and $0.8 million for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, the total cash received from employees as a result of stock option exercises was $0.1 million and $1.0 million, respectively. The Company settles employee stock option exercises with newly issued common shares.
     Employee Stock Purchase Plan
     In August 2003, the board of directors adopted the Employee Stock Purchase Plan (ESPP) which became effective upon the completion of the Company’s initial public offering and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount on a periodic basis through payroll deductions. Except for the first offering period, each offering period will be for 12 months and will consist of two consecutive six-month purchase periods. The purchase price for shares of common stock purchased under the purchase plan will be 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period and the fair market value of the Company’s common stock on the last day of each purchase period. The Company issued approximately 375,000 and 725,000 shares during the three and nine months ended September 30, 2006. The weighted-average fair value of stock purchase rights granted under the ESPP during the three and nine months ended September 30, 2006 was $1.44 and $1.41 per share, respectively. During the three and nine months ended September 30, 2005, the weighted-average fair value of stock purchase rights granted under the ESPP was $1.11 and $1.20 per share, respectively.
     Other Plan Awards
     On June 7, 2005, the Company granted 28,000 shares of restricted stock to its chief executive officer. The shares were subject to repurchase until they fully vested on May 31, 2006. The restricted stock had a fair value of $3.50 per share on the date of grant. Compensation expense was amortized over the vesting period of one year and was $0 and $41,000 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, unrecognized expense related to the restricted stock award was zero.

     Additionally, on May 31, 2005, the Company granted its chief executive officer an option to purchase 1,000,000 shares of its common stock with an exercise price of $3.45 per share, which was the fair market value of the Company’s common stock on the date of grant. The option has a contractual term of 10 years and vests over four years, with 25% of the shares subject to the option vesting on the first anniversary of the grant date and 1/48th vesting each month thereafter. The vesting period equals the requisite service period of the grant. A summary of the status of this option for the nine months ended September 30, 2006 is as follows:

				Weighted
	Shares		Weighted	Average
	Available		Average	Remaining	Aggregate
	for	Number of	Exercise	Contractual	Intrinsic
	Grant	Shares	Price	Term (Years)	Value
					(in thousands)
Outstanding as of December 31, 2005	—	1,000,000	$3.45
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Outstanding as of September 30, 2006	—	1,000,000	$3.45	8.67	$1,410

Vested and Expected to Vest as of September 30, 2006		1,000,000	$3.45	8.67	$1,410

Exercisable as of September 30, 2006		333,333	$3.45	8.67	$470

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
7. Related Party Transactions
     In 2005, the Company entered into a service agreement with Saama Technologies, Inc. for software consulting services. William Binch, who was appointed to the Company’s Board of Directors in April 2005, is also currently a member of Saama’s board of directors. The Company had expenses of approximately $404,000 and $719,000 for services rendered by Saama for the three and nine months ended September 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 and with the condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q . This section of the Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: changes in and expectations with respect to maintenance and service revenues (including on-demand) and license revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, levels of recurring revenues, market growth opportunities, staffing and expense levels, the adequacy of our capital resources to fund operations and growth and the impact of our adoption of one of the fair value methods for measuring stock-based compensation described in SFAS 123R. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. Many of these trends and uncertainties are described in “Risk Factors” set forth elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Overview of the Results for the Three and Nine Months Ended September 30, 2006
     We are a leading provider of Enterprise Incentive Management (EIM) software systems to global companies across multiple industries. Large enterprises use EIM systems to model, administer, analyze and report on incentive compensation, or pay-for-performance plans, which compensate employees and business partners for the achievement of targeted quantitative and qualitative objectives, such as sales quotas, product development milestones and customer satisfaction.
     We sell our EIM products both directly through our sales force and indirectly through our strategic partners pursuant to perpetual or term software licenses. We also offer professional services, including configuration, integration and training, generally on a time and materials basis. We generate maintenance and support revenues associated with our product licenses, which are recognized ratably over the term of the maintenance agreement. In 2006, we began offering on-demand services to our customers. On-demand services allow customers to use our software products as a service by outsourcing the daily technical operation, maintenance, upgrades and other levels of support to us. We currently have two on-demand services offerings – hosted and managed services. Our hosted on-demand service allows customers to use our software products through a web interface rather than purchasing computer equipment and installing our software at their location. Our managed services on-demand offering allows customers with a managed services installation of our software to outsource the operation and management of our software products to us. Both of these on-demand offerings provide for recurring revenue streams, but remain subject to periodic adjustment or cancellation. Our managed services on-demand offering was launched in the first quarter of 2006 and our hosted on-demand offering was launched in the second quarter of 2006. Through the third quarter of 2006, revenues from our hosted on-demand services have not been material.
Revenue Growth
     While our total revenues were essentially flat in the third quarter of 2006 compared to the same period in 2005, we have experienced revenue growth in the nine months ended September 30, 2006 compared to the same period in 2005. Total revenues increased by 2% to $17.4 million for the three months ended September 30, 2006 and increased by 18% to $52.0 million for the nine months ended September 30, 2006 compared to the same periods in 2005. The increase for the nine months ended September 30, 2006 was primarily the result of growth in license revenues during the first three quarters of 2006, where license revenues increased by 76% compared to the same period in 2005. We attribute the license revenue growth to a number of factors, including increased spending on our sales and marketing efforts, a more strategic product offering that included the release of our Callidus TrueAnalytics product, and an improved macro-economic environment for software related spending. All of these factors contributed to a larger number of license revenue transactions for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
     Our maintenance and service revenues increased by 3% to $11.6 million for the three months ended September 30, 2006 and decreased by 1% to $33.4 million for the nine months ended September 30, 2006 compared to the same periods in 2005. The increase for the three months ended September 30, 2006 compared to the same period in 2005 is due to our new managed services on-demand offering, which was launched in the first quarter of 2006. Our managed services on-demand offering generated $5.8 million of revenue in the first three quarters of 2006. No revenues were generated from our managed services on-demand offering in 2005. We believe our managed services on-demand offering is an important service offering for us, but the market for such services is limited to only our largest customers. Consequently, we do not expect to see significant revenue growth in this line of business. The reason for the decrease for the nine months ended September 30, 2006 compared to September 30, 2005 was a decline in our professional services revenue. However, this decline was partially offset by the growth in our managed services on-demand offering and our software maintenance revenues.
     We launched our hosted on-demand service in the second quarter of 2006 for the TrueComp suite of products. Our hosted on-demand service allows our customers to use our software products through a web interface rather than purchasing computer equipment and installing software at a customer location. The hosted service is sold on a recurring fee basis with an initial contract term generally between one and three years. Generally, revenues will be recognized ratably over the contract term once an implementation is complete. We recognized an immaterial amount of hosted on-demand sales as part of our third quarter financial results.
     Our on-demand revenues, together with software maintenance revenues, accounted for $6.6 million or 38% of total revenues for the three months ended September 30, 2006 and $18.7 million or 36% of total revenues for the nine months ended September 30, 2006. Both our on-demand and software maintenance services provide for recurring revenue streams, but remain subject to periodic adjustment or cancellation.
Increased Expenses to Support Growth Strategy
     In an effort to accelerate revenue growth and extend our leadership position in the EIM market, we made a conscious decision to increase spending primarily in sales and marketing and software development during the year. Investments were made in expanding sales coverage both in the U.S. and internationally, the development and launch of new products including Callidus TrueAnalytics, on-demand solutions, and new value-added consulting services and increased marketing efforts.
     As a result of these efforts and the impact of new accounting rules requiring the expensing of stock-based compensation costs, operating expenses increased by 17% to $12.4 million (including an increase in stock-based compensation of $0.8 million) for the three months ended September 30, 2006 and increased by 29% to $38.0 million (including an increase in stock-based compensation of $2.9 million) for the nine months ended September 30, 2006 compared to the same periods in 2005. Additionally, primarily as a result of our investments in international operations and on-demand offerings and increase in stock compensation expense due to the Company’s adoption of SFAS 123R, the gross margin related to maintenance and service revenues decreased from 32% for the three months ended September 30, 2005 to 30% for the three months ended September 30, 2006 and from 32% for the nine months ended September 30, 2005 to 26% for the nine months ended September 30, 2006. Excluding stock compensation expense, the gross margin would have been 32% and 29% for the three and nine months ended September 30, 2006, respectively. Management believes these investments are in the best interests of the business.
     Because of the increased expenses, our net loss increased to $2.5 million for the third quarter of 2006, compared with a net loss of $0.9 million for the third quarter of 2005. The increase in the net loss occurred in part due to a $1.0 million increase in stock-based compensation expense in the third quarter of 2006. For the nine months ended September 30, 2006, our net loss was $8.8 million compared to $7.1 million for the same period in 2005. Stock based compensation increased $2.8 million in the nine months ended September 30, 2006.
Growth Strategy Continues but Expense Growth Should be Slower
     For the remainder of 2006 and into 2007, we expect to maintain our management and operational focus on revenue growth. We expect to increase operating expenses as we continue to expand our sales force and prepare to comply with Section 404 of the Sarbanes-Oxley Act of 2002.
Other Business Highlights
     During the third quarter of 2006, we entered into a revenue sharing arrangement with SAP for the promotion and marketing by SAP of our TrueComp and TrueInformation products in the United States and Canada. In addition, our TrueComp and TrueInformation products earned “Powered by SAP NetWeaver” status, indicating an even higher level of product integration on the SAP NetWeaver platform.
     In addition, we entered into an agreement with Hyperion to sublicense part of its System 9 technology for our new Quota Management product. This product, currently under development, is an operational revenue planning application that creates quota targets and assists in quota planning and assignment to sales management and field representatives.
     We had no sales under the above arrangements during the quarter ended September 30, 2006.
Challenges and Risks
     From a business perspective, we have a number of sales opportunities in process and additional opportunities coming from our sales pipeline; however, we continue to experience wide variances in the timing and size of our license transactions and the timing of revenue recognition resulting from greater flexibility in licensing terms, including our customers’ ability to select the delivery of our software via on-demand services. We believe one of our major challenges that remain is increasing prospective customers’ prioritization of purchasing our products and services over competing IT projects. To address these challenges, our goals include expanding our sales efforts, promoting our new on-demand services, and continuing to developing new products and enhancements to our TrueComp suite of products. We believe these initiatives will, over time, help us better realize the market opportunity ahead of us.
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
     Revenue Recognition
     We generate revenues primarily by licensing software and providing related software maintenance and professional services to our customers. We also generate revenue by providing our software application as a service through our on–demand offerings.
     We recognize revenues in accordance with accounting standards for software and service companies. We will not recognize revenue until persuasive evidence of an arrangement exists and delivery has occurred, the fee is fixed or determinable and collection is deemed probable. We evaluate each of these criteria as follows:
     Evidence of an Arrangement. We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement.
     Delivery. In perpetual licensing arrangements, we consider delivery to have occurred when media containing the licensed programs is provided to a common carrier, or in the case of electronic delivery, the customer is given access to the licensed programs. Our typical end-user license agreement does not include customer acceptance provisions. In on-demand arrangements, we consider delivery to have occurred when the service has been provided to the customer.
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
     Perpetual Licensing. Our perpetual software arrangements typically include: (i) an end-user license fee paid in exchange for the use of our products, generally based on a specified number of payees, and (ii) a maintenance arrangement that provides for technical support and product updates, generally over renewable twelve month periods. If we are selected to provide integration and configuration services, then the software arrangement will also include professional services, generally priced on a time and materials basis. Depending upon the elements in the arrangement and the terms of the related agreement, we recognize license revenues under either the residual or the contract accounting method.
     Certain arrangements result in the payment of customer referral fees to third parties that resell our software products. In these arrangements, license revenues are recorded, net of such referral fees, at the time the software license has been delivered to a third-party reseller and an end-user customer has been identified.
     Residual Method. License fees are recognized upon delivery whether licenses are sold separately from or together with integration and configuration services, provided that (i) the criteria described above have been met, (ii) payment of the license fees is not dependent upon performance of the integration and configuration services, and (iii) the services are not otherwise essential to the functionality of the software. We recognize these license revenues using the residual method pursuant to the requirements of Statement of Position (SOP) 97-2, “Software Revenue

Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, revenues are recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each undelivered element.
     We allocate revenue to each undelivered element based on our respective fair value, with the fair value determined by the price charged when that element is sold separately. For a certain class of transactions, the fair value of the maintenance portion of our arrangements is based on stated renewal rates rather than stand-alone sales. The fair value of the professional services portion of the arrangement is based on the hourly rates that we charge for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.
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
     Maintenance Revenue. A customer typically pre-pays maintenance for the first twelve months, and the related revenues are deferred and recognized ratably over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.
     Professional Service Revenue. Professional service revenues primarily consist of configuration and integration services related to the installation of our products as well as training. Our implementation services do not involve customization to, or development of, the underlying software code. Substantially all of our professional services arrangements are on a time and materials basis. For professional service arrangements with a fixed fee, we recognize revenue utilizing the proportional performance method of accounting. We estimate the proportional performance on fixed fee contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. To the extent we enter into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.
     On-Demand Revenue. On-Demand revenues include both managed and hosted service offerings and are recorded as maintenance and services revenues in our statements of operations. Our on-demand offerings allow our customers to outsource the operation and management of our software products to us. Managed services are generally sold under long-term renewable contracts with minimum purchase commitments.

Revenues from the managed service offering are generally recognized on a time and materials basis for both the initial customer set-up and the ongoing operation and management of the software.
     In hosted arrangements where we provide our software application as a service, we follow the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” Customers will typically prepay for our hosted offering services, amounts which we will defer and recognize ratably over the non-cancellable term of the customer contract. We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item and (iv) there is a general right of return.
     If a consulting arrangement for implementation and configuration services associated with a hosted on-demand engagement does not qualify for separate accounting, we will recognize the revenue from implementation and configuration services ratably over the remaining non-cancellable term of the subscription contract once the implementation is complete. In addition, we defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the contract value, then we would recognize a loss for incurred and projected direct costs in excess of the contract value. The deferred costs on our consolidated balance sheet for these consulting arrangements totaled $1.3 million and $0 at September 30, 2006 and December 31, 2005, respectively.
     For sales of our on-demand services, we defer commission payments to our direct sales force and amortize such commissions to sales expense over the non-cancellable term of the contract as the related subscription revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to our hosted on-demand product offerings was $96,000 and $0 at September 30, 2006 and December 31, 2005, respectively.
     Allowance for Doubtful Accounts and Sales Return Reserve
     We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our condensed consolidated balance sheets, totaled approximately $463,000 and $480,000 at September 30, 2006 and December 31, 2005, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.
     We generally warrant that our services will be performed in accordance with the criteria agreed upon in a statement of work, which we generally execute with each applicable customer prior to commencing work. Should these services not be performed in accordance with the agreed upon criteria, we typically provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists,” management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if, for any period, actual returns differ from management’s judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our condensed consolidated balance sheets, was approximately $289,000 and $310,000 at September 30, 2006 and December 31, 2005, respectively.

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
     Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We maintained a full valuation allowance against our net deferred tax assets at September 30, 2006. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment and is subject to audit by tax authorities in the ordinary course of business.
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

     In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier application is permitted. We will adopt the new accounting provisions as of January 1, 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated financial statements but do not expect the effect to be material.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). The interpretations in SAB 108 express the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged for an interim period of the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial position, results of operations or cash flows.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2006 and 2005
Revenues, cost of revenues and gross profit
     The table below sets forth the changes in revenues, cost of revenues and gross profit for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 (in thousands, except percentage data):

	Three		Three			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2006	Revenues	2005	Revenues	(Decrease)	Year
Revenues:
License	$5,776	33%	$5,787	34%	$(11)	(0)%
Maintenance and service	11,649	67%	11,311	66%	338	3%

Total revenues	$17,425	100%	$17,098	100%	$327	2%

	Three		Three			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Related	September 30,	of Related	Increase	Year over
	2006	Revenues	2005	Revenues	(Decrease)	Year
Cost of revenues:
License	$105	2%	$76	1%	$29	38%
Maintenance and service	8,205	70%	7,748	68%	457	6%

Total cost of revenues	$8,310		$7,824		$486

Gross profit	$9,115	52%	$9,274	54%	$(159)	(2)%

	Nine		Nine			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2006	Revenues	2005	Revenues	(Decrease)	Year
Revenues:
License	$18,669	36%	$10,582	24%	$8,087	76%
Maintenance and service	33,377	64%	33,632	76%	(255)	(1)%

Total revenues	$52,046	100%	$44,214	100%	$7,832	18%

	Nine		Nine			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Related	September 30,	of Related	Increase	Year over
	2006	Revenues	2005	Revenues	(Decrease)	Year
Cost of revenues:
License	$389	2%	$259	2%	$130	50%
Maintenance and service	24,570	74%	22,703	68%	1,867	8%

Total cost of revenues	$24,959		$22,962		$1,997

Gross profit	$27,087	52%	$21,252	48%	$5,835	27%

Revenues
     License Revenues. License revenues remained essentially flat for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. For the nine months ended September 30, 2006, license revenues increased $8.1 million or 76% compared to the nine months ended September 30, 2005. The nine month increase was primarily due to an increase in license sales transactions to new and existing customers. We expect our license revenues to continue to fluctuate from quarter to quarter since we generally complete a relatively small number of transactions in a quarter and the revenue on those software license sales can vary widely.
     Maintenance and Service Revenues. Maintenance and service revenues increased $0.3 million or 3% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. For the nine months ended September 30, 2006, maintenance and service revenues decreased $0.2 million or 1% compared to the nine months ended September 30, 2005. The increase for the three months ended September 30, 2006 reflects the growth of our on-demand managed service and software maintenance revenues, partially offset by decreases in configuration and implementation engagements and other services performed by our consulting organization. From the third quarter of 2005 to the third quarter of 2006, on-demand managed service revenues, together with software maintenance revenues, increased by $2.9 million, or 80%, while consulting and other service revenues decreased by $2.6 million, or 34%. The decrease in maintenance and service revenues for the nine months ended September 30, 2006 compared to 2005 is due to the decrease in configuration and implementation services performed by our consulting organization, partially offset by increases in our on-demand managed service and software maintenance revenues. From the first nine months of 2005 to the first nine months of 2006, consulting and other service revenues decreased by $8.0 million, or 35%, while on-demand managed service revenues, together with software maintenance revenues, increased by $7.8 million, or 71%. We plan to continue to invest in our new hosted on-demand and other services offerings, but we can not predict how quickly, if at all, these offerings will achieve market acceptance. In addition, service revenues may be negatively affected to the extent our customers select a third-party to implement our software rather than us. We expect continued growth in maintenance revenues in 2006 driven by product sales to new customers and renewals of existing contracts.
Cost of Revenues and Gross Margin
     Cost of License Revenues. Cost of license revenues increased $29,000 or 38% and $130,000 or 50% for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. The increase was primarily the result of royalties paid on license revenues related to our Callidus TrueAnalytics product which was released in December 2005 and on the increased number of license transactions as discussed above. Other than the agreement with Hyperion that we entered into for the sublicense of part of its System 9 technology for our new Quota Management product, we do not anticipate any changes in 2006 to our third-party technology agreements, under which we license rights to certain technologies incorporated into our products. Accordingly, unless sales of our Quota Management product become significant, we expect license gross margins to remain at or above 95% for the remainder of 2006.
     Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues increased $0.5 million or 6% and $1.9 million or 8% for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. The increase, both in absolute dollars and as a percentage of related revenues, is primarily due to the introduction of our on-demand and other new service offerings coupled with an increase in stock-based compensation resulting from the adoption of SFAS 123R.
     In addition, during the preparation of our Form 10-Q for the three months ended September 30, 2006, we determined that certain prepaid assets were understated by $127,000 as a result of excess amortization of prepaid royalties made to third parties in prior reporting periods. We recorded adjusting entries during the three months ended September 30, 2006 to increase prepaid assets on the unaudited condensed consolidated balance sheet and to decrease cost of maintenance and service revenues in the unaudited condensed consolidated statement of operations. We do not believe these amounts are material to the reporting periods in which they should have been recorded, nor do we expect these amounts will be material to our consolidated operating results for the year ending December 31, 2006.
     Gross Margin. Our overall gross margin was 54% and 48% for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2006, our overall gross margin was 52% and 52%, respectively. The decrease from the three months ended September 30, 2005 to the three months ended September 30, 2006 was primarily due to our investment in our new on-demand service offerings. The increase from the nine months ended September 30, 2005 to nine months ended September 30, 2006 is attributable primarily to the shift in revenue mix to higher margin license revenues, which represented 36% of our total revenues in the nine months ended September 30, 2006, compared to 24% of total revenues in the nine months ended September 30, 2005. In the future, we expect our gross margins to fluctuate depending on the mix of license versus maintenance and service revenues recorded as well as stock-based compensation resulting from the adoption of SFAS 123R on January 1, 2006. In addition, because of the relatively higher costs associated with the launch of our on-demand and other new service offerings, our maintenance and service gross margins may be adversely affected.
Operating Expenses
     The table below sets forth the changes in operating expenses for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 (in thousands, except percentage data):

	Three		Three			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2006	Revenues	2005	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$5,570	32%	$5,208	30%	$362	7%
Research and development	3,612	21%	3,109	18%	503	16%
General and administrative	3,195	18%	2,232	13%	963	43%

Total operating expenses	$12,377	71%	$10,549	62%	$1,828	17%

	Nine		Nine			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2006	Revenues	2005	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$17,929	34%	$13,358	30%	$4,571	34%
Research and development	10,832	21%	9,124	21%	1,708	19%
General and administrative	9,274	18%	6,931	16%	2,343	34%

Total operating expenses	$38,035	73%	$29,413	67%	$8,622	29%

     Sales and Marketing. Sales and marketing expenses increased $0.4 million, or 7%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was primarily attributable to increases in personnel costs of $0.4 million, resulting from an increase in headcount. The increase was also driven by increases in stock-based compensation expense of $0.2 million resulting from the adoption of SFAS 123R and travel and related expenses of $0.2 million. The increases were offset by a decrease in marketing and advertising expenses of $0.4 million due to the Company’s annual user conference being held during the third quarter in 2005 and during the fourth quarter in 2006.
     Sales and marketing expenses increased $4.6 million, or 34%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was primarily attributable to increases in personnel costs of $3.4 million, resulting from an increase in headcount and an increase in commission payments resulting from increased sales. The increase was also driven by increases in travel and related expenses of $0.6 million and stock-based compensation expense of $0.6 million resulting from the adoption of SFAS 123R. Excluding commissions, which vary as a function of sales, we expect sales and marketing expenses to increase over the remainder of 2006 as we invest in sales and marketing efforts to drive further revenue growth and due to the annual user conference.
     Research and Development. Research and development expenses increased $0.5 million, or 16%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was primarily due to increases in personnel costs of $0.3 million due to headcount increases and stock-based compensation expense of $0.2 million resulting from the adoption of SFAS 123R.
     Research and development expenses increased $1.7 million, or 19%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was primarily due to increases in personnel costs of $1.0 million resulting from headcount increases, professional fees of $0.2 million and stock-based compensation expense of $0.5 million resulting from the adoption of SFAS 123R. We expect our research and development expense to remain essentially flat over the remainder of 2006.

     General and Administrative. General and administrative expenses increased $1.0 million, or 43%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was primarily due to an increase of $0.8 million in professional fees which included $0.5 million in professional fees incurred in our efforts to comply with Section 404 of the Sarbanes-Oxley Act. In addition, there was an increase of $0.3 million due to the expensing of stock-based compensation resulting from the adoption of SFAS 123R. The increases were offset by a decrease in personnel costs of $0.1 million.
     General and administrative expenses increased $2.3 million, or 34%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was primarily due to increases of $1.1 million due to the expensing of stock-based compensation resulting from the adoption of SFAS 123R, $0.6 million in personnel costs due to headcount increases and $0.6 million in professional fees. We expect general and administrative expenses to increase over the remainder of 2006 primarily due to external audit and professional fees, including the anticipated costs to comply with Section 404 of the Sarbanes-Oxley Act.
     In addition, during the preparation of our Form 10-Q for the three months ended September 30, 2006, we determined that certain accrued expenses were overstated by $297,000 as a result of entries recorded in prior reporting periods that were either recorded in error or should have been reversed in prior reporting periods. We recorded adjusting entries during the three months ended September 30, 2006 to decrease accrued expenses on the unaudited condensed consolidated balance sheet and to decrease operating expenses, primarily sales and marketing, in the unaudited condensed consolidated statement of operations. We do not believe these amounts are material to the reporting periods in which they should have been recorded, nor do we expect these amounts will be material to our consolidated operating results for the year ending December 31, 2006.
Stock-Based Compensation
     The following table sets forth a summary of our stock compensation expenses in absolute dollars and expressed as a percentage of total revenues for the three and nine months ended September 30, 2006 and 2005, respectively.

	Three	Three		Percentage
	Months	Months		of Dollar
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2006	2005	(Decrease)	Year
Stock-based compensation:
Cost of maintenance and service revenues	$250	$(2)	$252	(12,600)%
Sales and marketing	264	55	209	380%
Research and development	217	1	216	21,600%
General and administrative	335	(3)	338	(11,267)%

Total stock-based compensation	$1,066	$51	$1,015	1,990%

	Nine	Nine		Percentage
	Months	Months		of Dollar
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2006	2005	(Decrease)	Year
Stock-based compensation:
Cost of maintenance and service revenues	$760	$89	$671	754%
Sales and marketing	794	244	550	225%
Research and development	682	227	455	200%
General and administrative	1,429	354	1,075	304%

Total stock-based compensation	$3,665	$914	$2,751	301%

     For the three and nine months ended September 30, 2006, we accounted for stock-based compensation under SFAS 123R, while for the three and nine months ended September 30, 2005, we accounted for stock-based compensation under APB No. 25. Under APB No. 25, we were generally required to record compensation expense only if there were positive differences between the market value of our common stock and the exercise price of the options granted to employees on the date of the grant. Under SFAS 123R, however, we record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. The amounts are not comparable because they were recorded under different accounting standards (see Note 6 – Stock-based Compensation).
     We expect our stock-based compensation expense for the fourth quarter of 2006 to approximate the amount recorded in each of the first three quarters of 2006, subject to the grant of new options, cancellation of existing options due to employee turnover and changes in the assumptions and estimates to calculate fair value.
Other Items
     The table below sets forth the changes in other items for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 (in thousands, except percentage data):

	Three	Three		Percentage
	Months	Months		of Dollar
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2006	2005	(Decrease)	Year
Other income (expense), net:
Interest expense	$—	$(4)	$4	(100)%
Interest and other income, net	754	411	343	83%

Total other income, net	$754	$407	$347	85%

Provision for income taxes	$—	$38	$(38)	(100)%

	Nine	Nine		Percentage
	Months	Months		of Dollar
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2006	2005	(Decrease)	Year
Other income (expense), net:
Interest expense	$—	$(20)	$20	(100)%
Interest and other income, net	1,997	1,092	905	83%

Total other income, net	$1,997	$1,072	$925	86%

Provision for income taxes	$—	$29	$(29)	(100)%

Cumulative effect of a change in accounting principle	$128	$—	$128	100%

     Interest Expense and Interest and Other Income, Net
     Interest expense decreased $4,000, or 100%, and $20,000, or 100%, for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, respectively. We did not have any outstanding debt during the three and nine months ended September 30, 2006. In the third quarter of 2005, we repaid all of our outstanding term loans in full.
     Interest and other income, net increased $0.3 million, or 83%, and $0.9 million, or 83%, for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, respectively. The increase was primarily attributable to the increase in interest income generated on our investments as a result of higher interest rates in the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005.
     Provision for Income Taxes
     Provision for income taxes was zero for the three and nine months ended September 30, 2006. Provision for income taxes was $38,000 and $29,000 for the three and nine months ended September 30, 2005. We maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.
     Cumulative Effect of a Change in Accounting Principle
     Cumulative effect of a change in accounting principle was $0 and $128,000 for the three and nine months ended September 30, 2006, respectively, and resulted from the change in accounting principle from APB No. 25 to SFAS 123R. The cumulative effect of a change in accounting principle resulted from the requirement of SFAS 123R to reduce the amount of stock-based compensation expense by an estimated forfeiture rate or, in other words, the estimated number of shares that are not expected to vest as a result of an employee terminating prior to becoming fully vested in an award. Prior to the adoption of SFAS 123R, we did not reduce stock-based compensation expense based on an estimated forfeiture rate but rather recorded an adjustment to stock-based compensation as actual forfeitures occurred. The cumulative effect of a change in accounting principle is generally one time in nature and not expected to occur as part of our normal business on a regular basis. See Note 6 – Stock-based Compensation for further discussion.
Liquidity and Capital Resources
     As of September 30, 2006, we had $53.2 million of cash, cash equivalents and short-term investments.

     Net Cash Used in Operating Activities. Net cash used in operating activities was $11.9 million for the nine months ended September 30, 2006 and $0.9 million for the nine months ended September 30, 2005. The significant cash receipts and outlays for the two periods are as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Cash collections	$47,012	$49,327
Payroll related costs	(41,121)	(33,585)
Professional services costs	(6,084)	(4,233)
Employee expense reports	(4,970)	(6,221)
Facilities related costs	(2,724)	(2,820)
Third-party royalty payments	(483)	(562)
Other	(3,530)	(2,834)

Net cash used in operating activities	$(11,900)	$(928)

     Net cash used in operating activities increased $11.0 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was primarily attributable to an increase in payroll related costs of $7.5 million due to increased sales commissions and headcount. Other factors were an increase in professional services of $1.9 million and a reduction in collections of $2.3 million, partially offset by a decrease in employee expenses of $1.3 million.
     Net Cash Used in/Provided by Investing Activities. Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2006 while net cash provided by investing activities was $7.8 million for the nine months ended September 30, 2005. Net cash used in investing activities during the nine months ended September 30, 2006 was primarily due to purchases of investments of $40.0 million and purchases of property and equipment of $1.5 million, partially offset by proceeds from maturities and sale of investments of $41.0 million compared to purchases of investments of $22.7 million and purchases of property and equipment of $0.8 million, offset by proceeds from maturities and sale of investments of $31.3 million for the nine months ended September 30, 2005.
     Net Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $2.8 million and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash provided by financing activities for the nine months ended September 30, 2006 was a result of proceeds from stock option exercises of approximately $2.8 million. Net cash provided by financing activities for the nine months ended September 30, 2005 was due to stock option exercises of approximately $2.9 million, partially offset by long-term debt payments of $0.5 million.
Contractual Obligations and Commitments
     The following table summarizes our contractual cash obligations (in thousands) at September 30, 2006. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the following table. In addition, we have unconditional purchase commitments for goods and services where payments are based, in part, on volume or type of services we require. In those cases, we only included the minimum volume or purchase commitment in the table below.

	Payments due by Period
		Remaining					2011
Contractual Obligations	Total	2006	2007	2008	2009	2010	and beyond
Operating lease commitments	$9,069	$553	$2,363	$2,441	$2,219	$1,493	$—

Unconditional purchase commitments	$322	$138	$146	$38	$—	$—	$—

     With the exception of the above contractual cash obligations, we have no material off-balance sheet arrangements that have not been recorded in our condensed consolidated financial statements.
     For our New York, New York and San Jose, California offices, we have two certificates of deposit totaling approximately $570,000 and $676,000 respectively as of September 30, 2006 and December 31, 2005, pledged as collateral to secure letters of credit required by our landlords for security deposits.
     We believe our existing cash and investment balances will be sufficient to meet our anticipated short-term and long-term cash requirements as well as the contractual obligations listed above. Our future capital requirements will depend on many factors, including revenues we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, market acceptance of our on-demand service offering, and the continuing market acceptance of our other products.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities, that typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At September 30, 2006, the average maturity of our investments was approximately three months and all investment securities had maturities of less than twelve months. The following table presents certain information about our financial instruments at September 30, 2006 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity		Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sale securities	$47,656	$—	$47,656	$47,643
Weighted average interest rate	5.25%	—%

     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of September 30, 2006, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to market risk related to debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest expense market risk.
     Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, Germany and Australia operations, are generally denominated in United States dollars. For the three and nine months ended September 30, 2006, we earned approximately 21% and 19% of our revenue from our international operations. Of this revenue from our international operations, 20% and 44% was denominated in United States dollars. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. We expect to continue to do a majority of our business in United States dollars. We have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.
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
     Following a court-ordered settlement conference in early August 2006, a settlement was reached among plaintiffs in both derivative cases, the defendants, the Company and the Company’s primary directors and officers liability insurance carrier. The Stipulation of Settlement was executed by the parties and preliminarily approved by the Court on August 11, 2006. Under the settlement, the Company agreed to adopt, formalize and/or reconfirm certain enhancements to its corporate governance policies. In exchange, the Company, and plaintiffs and any other shareholders seeking to sue on its behalf, agreed to release all claims against the defendants and other officers and directors of the Company that were or could have been alleged in the derivative actions, and the Company’s insurance carrier agreed to pay all amounts directly under the settlement other than a nominal amount for the mailing of a notice to the Company’s shareholders. The Company will not incur any material expense as a result of the settlement.
     The Court entered an Order and Final Judgment Approving the Stipulation of Settlement on October 27, 2006.
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
     We incurred net losses of $8.6 million and $25.5 million in 2005 and 2004, respectively, and had net income of approximately $0.8 million in 2003. For the three and nine months ended September 30, 2006, we had a net loss of $2.5 million and $8.8 million, respectively. We expect that our reported expenses will increase in 2006 as we expand our operations domestically and internationally, continue to invest in new products and services, such as our on-demand offering, continue to expense stock-based compensation in accordance with SFAS 123R and incur expenses related to compliance with Section 404 of the Sarbanes-Oxley Act. Consequently, we expect to incur a loss in 2006 and are not sure that we will achieve or sustain profitability on a quarterly or annual basis in the future. If we cannot increase our revenues to compensate for our greater operating expenses, our future results of operations and financial condition will be negatively affected.
Our quarterly license revenues are dependent on a relatively small number of transactions involving sales of our products to new customers, and any delay or failure in closing one or more of these transactions could adversely affect our results of operations.
     Our quarterly license revenues are typically dependent upon the closing of a relatively small number of transactions involving sales of our products to new customers. As such, variations in the rate and timing of conversion of sales prospects into revenues could result in our failure to meet revenue objectives or achieve or maintain profitability in future periods. We generally recognize the bulk of our license revenues for a given sale either at the time we enter into the agreement and deliver the product, or over the period in which we perform any services that are essential to the functionality of the product. However, under our new on-demand service offering, we will generally recognize revenues ratably over the term of the contract, and these revenues will be recognized as maintenance and service revenues, not as license revenues. Unexpected changes in the size of transactions or other contractual terms late in the negotiation process or changes in the mix of contracts we enter into, including any shift toward on-demand contracts at the expense of the traditional license contracts, could therefore materially and adversely affect our license revenues in a quarter. Delays or reductions in the amount of customers’ purchases of licenses or when we recognize revenues would adversely affect our revenues, results of operations and financial condition.

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
     Our revenues are extremely difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. For example, in the first nine months of 2005 and throughout 2004, our license revenues were substantially lower than expected due to purchasing delays by our customers and failures to close transactions resulting in significant net losses. In addition, we have experienced lower than expected maintenance and service revenues in recent quarters as we have had fewer configuration and implementation engagements than we had forecast. Conversely, our license revenues for the last six months of 2005 and first nine months of 2006 were greater than in prior periods primarily as a result of the closing several larger transactions, but there is no assurance that we will continue the recent revenue growth.
     Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance.
     Factors that may cause our quarterly revenue and operating results to fluctuate include:
•	The discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	the priority our customers place on the purchase of our products as compared to other information technology and capital acquisitions;

•	market acceptance of our new on-demand services;

•	competitive conditions in our industry, including new products, product announcements and discounted pricing or special payment terms offered by our competitors;

•	our ability to hire, train and retain appropriate sales and professional services staff;

•	varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenues;

•	indeterminate and often lengthy sales cycles;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	merger and acquisition activities among our customers which may alter their buying patterns;

•	our ability to timely complete our service obligations related to product sales;

•	the utilization rate of our professional services personnel and the degree to which we use third-party consulting services;

•	the extent to which our customers elect to engage us versus third parties for configuration and implementation engagements;

•	changes in the average selling prices of our products;

•	timing of product development and new product initiatives;

•	customers’ concerns regarding Sarbanes-Oxley Section 404 compliance and implementing large, enterprise-wide deployments of products, including our products; and

•	changes in the mix of revenues attributable to higher-margin product license revenues as opposed to substantially lower-margin service revenues.
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
     The sales cycles for our products have historically averaged between six and twelve months, and longer in some cases, to complete. It is therefore difficult to predict the quarter in which a particular sale will close and to plan expenditures accordingly. The period between our initial contact with a potential customer and its purchase of our products and services is relatively long due to several factors, including:
•	The complex nature of our products and services;

•	the need to educate potential customers about the uses and benefits of our products and services;

•	the requirement that a potential customer invest significant resources in connection with the purchase and implementation of our products and services;

•	budget cycles of our potential customers that affect the timing of purchases;

•	customer requirements for competitive evaluation and internal approval before purchasing our products and services;

•	potential delays of purchases due to announcements or planned introductions of new products and services by us or our competitors; and

•	the lengthy approval processes of our potential customers, many of which are large organizations.
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
     We launched our managed services on-demand offering in the first quarter of 2006 and our hosted on-demand service offering in the second quarter of 2006. We are investing substantial resources to introduce this new offering, and we may not realize the return we expect on this investment. In particular, we expect that our gross margins for on-demand revenues will be lower than gross margins on our other maintenance and service revenue, until this offering achieves greater scale. In addition, our on-demand offering is an alternative to our substantially higher margin software licensing business. If sales of our on-demand service have an adverse effect on demand for our software licenses, our business and operating results could be materially and adversely affected.
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
We continue to expand our international operations but we do not have substantial experience in international markets, and may not achieve the expected results.
     We have been expanding our international operations in 2006. For example, we have begun increasing the number of sales personnel in our subsidiaries overseas. International expansion may require substantial financial resources and a significant amount of attention from our management. International operations involve a variety of risks, particularly:
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
     We plan to pursue sales of new product modules to existing customers of our TrueComp software. For most of these customers to take advantage of new features and functionality in our latest modules, they will need to migrate to a more current version of our products at additional cost, which they may decline to do or delay. If a sufficient number do not migrate, our ability to sell additional products to these customers, and as a result, our revenues and operating income, may be harmed, possibly significantly.
If we do not compete effectively with competitors, our revenues may not grow and could decline.
     We have experienced, and expect to continue to experience, intense competition from a number of software companies. We compete principally with vendors of EIM software, enterprise resource planning software and customer relationship management software. Our competitors may announce new products, services or enhancements that better meet the needs of customers or changing industry standards. Increased competition may cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.
     Many of our enterprise resource planning competitors and other potential competitors have significantly greater financial, technical, marketing, service and other resources than we do. Many also have a larger installed base of users, longer operating histories or greater name recognition. Some of our competitors’ products may also be more effective at performing particular EIM system functions or may be more customized for particular customer needs in a given market. Even if our competitors provide products with more limited EIM system functionality than our products, these products may incorporate other capabilities, such as recording and accounting for transactions, customer orders or inventory management data. A product that performs these functions, as well as some of the functions of our software solutions, may be appealing to some customers because it would reduce the number of software applications used to run their business.
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
     Our maintenance and service revenues, which include fees for consulting, implementation, maintenance, on-demand services and training, were 71%, 78% and 48% of our revenues for years 2005, 2004 and 2003, respectively. In addition, maintenance and service revenues were 64% of our revenues in the first nine months of 2006. Our maintenance and service revenues have substantially lower gross margins than our license revenues. The decrease in the percentage of total revenues represented by license revenues in the first three quarters of 2006 and the years 2005 and 2004 as compared to 2003 adversely affected our overall gross margins. Failure to maintain and increase our higher margin license revenues in the future would continue to adversely affect our gross margin and operating results.

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
     We license technology from several software providers for our rules engine, analytics and web viewer and we anticipate that we will continue to do so. For example, we recently entered into an agreement with Hyperion to sublicense part of its System 9 technology for our new Quota Management product. This software may not continue to be available on commercially reasonable terms, if at all. Some of the products we license could be difficult to replace, and developing or integrating new software with our products could require months or years of design and engineering work. The loss of any of these technology licenses could result in delays in the license of our products until equivalent technology is developed or, if available, is identified, licensed and integrated. In addition, our products depend upon the successful operation of third-party products in conjunction with our products, and therefore any undetected errors in these products could prevent the implementation or impair the functionality of our products, delay new product introductions and/or injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which could result in higher royalty payments and a loss of product differentiation.
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
     During 2005, we experienced numerous changes in our executive management team, most notably the hiring of Robert Youngjohns as our new president and chief executive officer, Shanker Trivedi as our vice president, chief marketing officer, and Leslie Stretch as our vice president of worldwide sales. All of our existing personnel, including our executive officers, are employed on an “at will” basis. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could harm our business and our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan would be harmed. Even if we can timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.
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
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
31.1	302 Certification

31.2	302 Certification

32.1	906 Certification
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
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2006.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer, Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Exhibit
Number	Description
31.1	302 Certification

31.2	302 Certification

32.1	906 Certification