Form 10-K
period 2006-12-31
CALLIDUS SOFTWARE INC
filed 2007-03-16
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Common Stock, $0.001 par value

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2006, as reported on the NASDAQ Global Market, was approximately $93.6 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of March 8, 2007, the Registrant had 28,855,603 shares of its common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant is incorporating by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2007 Annual Meeting of Stockholders to be held on June 5, 2007.

CALLIDUS SOFTWARE INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2006

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7 of this report, and other materials accompanying this Annual Report Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: changes in and expectations with respect to license revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, levels of recurring revenues, market growth opportunities, staffing and expense levels, the adequacy of our capital resources to fund operations and growth and the impact of our adoption of one of the fair value methods for measuring stock-based compensation described in Financial Accounting Standards Board (FASB) Statement No. 123R (revised 2004), “Share-Based Payment”. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks and uncertainties, see the “Business” and “Risk Factors” sections in Items 1 and 1A of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Callidus Software Inc.

Incorporated in Delaware in 1996, Callidus Software Inc. is a leading provider of Sales Performance Management (SPM) and Enterprise Incentive Management (EIM) software systems to global companies. Large enterprises use SPM/EIM systems to model, administer, analyze and report on sales performance or incentive management plans that compensate employees and distribution channel partners. These systems also help enterprises achieve targeted quantitative and qualitative objectives, such as sales quotas, product and territory milestones, and customer satisfaction. Our TrueComp Enterprise suite of products enables companies to access applicable transaction data, allocate compensation credit to appropriate employees and business partners, determine relevant compensation measurements, payment amounts and timing, and accurately report on compensation results. Callidus TrueAnalytics software allows customers to analyze the effectiveness of their incentive programs, which, in turn, gives them insights to drive greater sales performance. By facilitating effective management of complex incentive and sales performance programs, our products allow our customers to align sales and incentive strategies with corporate objectives to increase sales revenue, make better use of their incentive budget, and drive productivity improvements. We offer our customers a range of purchasing and deployment options, from on-premise perpetual licensing to on-demand subscription software-as-a-service. Our software suite is based on our proprietary technology and extensive expertise in sales performance programs and provides the flexibility and scalability required to meet the dynamic SPM and EIM requirements of large, complex businesses across multiple industries. Callidus Software’s products drive sales strategies toward desired business outcomes.

Products

Our product suite addresses key aspects of the planning, execution, and visibility of the sales performance management process. Our products help automate incentive compensation management and sales and incentive analytics. Our core products combine a flexible rules-based architecture with grid-based computing, providing customers with reliable, flexible and highly scalable solutions. Our products are Java-based, enabling efficient implementation on multiple operating systems, and all of our products are designed to be operated by business users rather than IT administrators. Our product suite features user-defined security combined with a complete audit trail, allowing for reduced errors in incentive compensation, enhanced trust and confidence between sales and finance personnel and more effective investment in sales performance and incentive compensation programs.

TrueComp Software

Our TrueComp software automates the modeling, design, administration, reporting and analysis of pay-for-performance programs for enterprise-level sales and distribution organizations. Our customers use TrueComp to design, test and implement sales compensation plans that reward on the profitability of the sale, discourage excessive sales discounts, encourage team selling and promote new product introduction or other sales activities customers wish to encourage. Our TrueComp software enables our customers to accurately acquire and reflect all relevant sales data, apply it precisely to each payee’s pay-for-performance program, and automate the day-to-day activities associated with administering transaction-driven, variable incentive compensation. TrueComp provides a flexible, user-maintainable system that can be easily modified to align direct or indirect sales compensation with corporate goals and shareholder value.

Our TrueComp software consists of four principal modules: the TrueComp Integration module collects and integrates the different data feeds used to compile applicable sales data; the TrueComp Repository module serves as the database; the TrueComp Manager module serves as the user interface to set up compensation rules, run queries, and make manual adjustments; and the TrueComp Grid module is our proprietary computing architecture. The TrueComp application’s modular, structured approach to defining compensation plans avoids the reliability and maintenance issues associated with internally developed solutions and enables systematic administration over a high volume of transactions and varied compensation plans that is not attainable using manual methods. The TrueComp Manager module guides users through the process of paying variable compensation via a graphical and intuitive rule editor, which is usable by compensation analysts without coding or scripting skills. The original TrueComp application initially shipped in the second quarter of 1999, and to date has accounted for a majority of our revenues.

TrueInformation Software

Our TrueInformation software is a self-service, highly scalable web-based production reporting application for incentive compensation systems throughout the organization. The TrueInformation software provides sales and incentive reporting capabilities to sales, finance, and business partners, giving them immediate access to personalized pay-for-performance information. By providing timely and accurate compensation information throughout the enterprise, our TrueInformation software builds trust and confidence among operational and finance personnel, thereby improving morale and operational results while reducing errors that increase the costs of incentive compensation. The TrueInformation application includes sophisticated date-effective organizational, position and title-based security that allows for appropriate controls on dissemination of sensitive compensation data and is accessed through an intuitive web-based interface that offers ease of use throughout the organization. Our original TrueInformation application was initially shipped in the fourth quarter of 2002.

Callidus TrueAnalytics

Callidus TrueAnalytics software is a web-based reporting and ad-hoc query application that provides executives and compensation analysts with the insight and ad hoc analysis they need to drive sales and incentive performance, whether they are in sales, marketing, or finance. With Callidus TrueAnalytics software, organizations can gain further benefit from the valuable information within the TrueComp Suite of applications, and can combine it with other information to provide analytic dashboards, key performance indicators, management reports, and ad hoc analysis. With Callidus TrueAnalytics software, organizations can quickly identify opportunities to drive customer, product, geographic and channel performance with new incentive plans, as well as analyze and optimize incentive spend and key profitability measures. Callidus TrueAnalytics software eliminates the need to wait for ad hoc reports, and delivers rapid insights into key issues by providing exception variances, alerts, and personal indicators — resulting in increased business agility and better decision making on how to drive revenue and grow profits. Callidus TrueAnalytics software enables organizations to benefit from rapid time to deployment. In addition, because Callidus TrueAnalytics software is integrated with our TrueComp software, organizations can quickly turn insight into incentive plan changes to align sales behavior with key business objectives. Callidus TrueAnalytics software was initially shipped in the first quarter of 2006.

TrueResolution Software

Our TrueResolution software is a rules-based workflow application that streamlines and automates the resolution of incentive compensation disputes, thereby reducing the associated cost and diversion of management and sales resources. Scaleable for the largest sales channel organizations, the TrueResolution application eliminates manual, error-prone sales operation processes and allows dispute resolution to be initiated from the field where the majority of disputes originate. Our TrueResolution software automates functions such as changes, transfers and splits to territory assignments, quota adjustments, organizational changes and payee information updates. The TrueResolution application enables sales professionals and business partners to submit and track their claims through a completely web-based self-service workflow process, which automates the evaluation, routing, resolution and approval of day-to-day requests and consistently communicates payment and resolution status to sales people. The TrueResolution application keeps management informed of changes that may affect compensation, produces an audit trail for all requests and resolutions, reduces errors and the risk of fraud and promotes enforcement of enterprise policies. The TrueResolution application was initially shipped in the second quarter of 2002.

Services

We provide a full range of services to our customers, including on-demand services, professional services, maintenance and technical support services and professional development services.

Callidus On-Demand.  In 2006, we unveiled our On-Demand service for customers that prefer to subscribe to Callidus software products via the Internet in a software-as-a-service model or in a managed on-premise environment. In a managed on-premise environment, we provide on-site management and operational services to customers for day-to-day management of our software applications installed on their premises. Callidus On-Demand provides access to TrueComp Manager, TrueInformation, TrueAnalytics and TrueResolution software available on a price-per-payee (subscription) basis.

Professional Services.  We provide integration and configuration services to our customers and partners. These services include the installation of our software, identification and sourcing of legacy data, configuration of TrueComp application rules necessary to create compensation plans, create custom reports and integrate our software with other products, including Callidus TrueAnalytics, TrueResolution, TrueInformation, and other general testing and tuning services for our software. Installation, configuration and other professional services related to our software can be performed by our customers, or at their discretion, by us or third party implementation providers. We also provide services to our implementation partners to aid them in certain projects and training programs. In addition, we provide Callidus Strategic and Expert Services to help customers optimize incentive compensation business processes and management capability. The professional services we perform are generally done on a time and materials basis.

Maintenance and Technical Support Services.  We have maintenance and technical support centers in the United States, the United Kingdom and Australia. We currently offer two levels of support, standard and premium, which are generally provided on a yearly basis. Under both levels of support, our customers are provided with online access to our customer support database, telephone support and all product enhancements and new releases. In the case of premium support, our customers are provided with access to a Callidus support engineer 24 hours a day, 7 days a week. In addition, our customers who subscribe to standard or premium support can be provided access to a remote technical account manager to assist with management and resolution of support requests.

Professional Development Services.  We offer our customers a full range of educational services, including computer and web-based training, classroom training, remote (virtual training) and on-site customer training. We provide over 20 classes for all of our products to our customers and provide educational services to our partners on a scheduled and as-requested basis.

Technology

Our products are based on our proprietary TrueComp Manager rules engine, which is implemented on our scalable TrueComp Grid computing architecture. This technology offers our customers high degrees of functionality and flexibility coupled with the scalability and reliability that enables them to maximize the return on investment in their EIM systems.

Customers

While our products can serve the pay-for-performance program needs of all companies, we have focused principally on five key markets: insurance, manufacturing technology and life sciences, retail and distribution, retail banking and telecommunications. Because we have historically licensed our products to customers primarily on a perpetual basis, our quarterly product license revenues are substantially dependent on product sales to new customers. In 2006, BellSouth accounted for more than 10% of our total revenues. In 2005, BellSouth and Cingular each accounted for more than 10% of our total revenues. In 2004, IBM accounted for more than 10% of our total revenues, including instances where IBM acted as a reseller of our products. United States revenues represented 75%, 92% and 91% of our total revenues in 2006, 2005 and 2004, respectively. The remaining amounts of revenue in each of the past three years have been generated in Europe and the Asia Pacific region.

Sales and Marketing

We sell and market our software through a direct sales force and in conjunction with our partners. In the United States, we have sales and service offices in Austin, Atlanta, Chicago, New York and San Jose. Outside the United States, we have sales and service offices in the United Kingdom, Australia and Canada.

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

Marketing.  Our marketing activities include product, service, customer and industry marketing functions as well as marketing communications. Product marketing is responsible for defining new product requirements, managing product life cycles, and generating content for sales collateral and marketing programs. We increase awareness of our company and generate sales leads for our products and services through print and web-based advertising, press and analyst relations, seminars, direct mail and customer and partner events. In addition, our web site is used to educate our customers and prospects about our products and services and to generate leads. Our customer advocacy team works closely with our customers to understand their current and future needs.

Strategic Relationships

We actively promote and maintain strategic relationships with systems integrators, management consulting firms, independent software vendors and technology platform providers. These relationships provide customer referrals and co-marketing opportunities that expand our potential customer base. In addition, these relationships leverage our primary business model by outsourcing integration and configuration services, and allow us to focus on software license sales.

On a national and global basis, we have established strong alliances with partners such as Accenture, IBM and SAP. In September 2006, we signed a Cooperative Development Agreement with SAP AG. Under the terms of the agreement, we and SAP will promote and market our TrueComp and TrueInformation products in the United States and Canada. TrueComp and TrueInformation are powered by SAP’s NetWeaver platform, which creates an integrated solution with other SAP products. In addition, our other strategic partners, such as Accenture and IBM, provide systems integration, implementation and configuration services that support and complement the Callidus TrueComp product suite. As part of our relationship with IBM, our products have been optimized on IBM’s Websphere, DB/2 and AIX platforms.

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

Research and Development

Our research and development organization consists of experienced software engineers, software quality engineers and technical writers. We organize the development staff along product lines, with an engineering services group providing centralized support for technical documentation and advanced support. We employ advanced software development tools, including automated testing, performance monitoring, source code control and defect tracking systems. In 2006, 2005 and 2004, we recorded research and development expenses of $14.6 million, $12.6 million, and $14.5 million, respectively. These expenses include stock-based compensation.

Competition

Our principal competition comes from Oracle and internally developed software solutions. We also compete with other software and consulting companies that generally focus on specific industries or sectors, including Centive, Computer Sciences Corporation, DSPA Software, GlobeNet Technologies, McCamish Systems, Practique Associates, Synygy, Trilogy-Versata, Westport Sofware and Xactly. We believe that the principal competitive factors affecting our market are:

•	industry-specific domain expertise;

•	scalability and flexibility of solutions;

•	superior customer service;

•	functionality of solutions; and

•	total cost of ownership.

We believe that we compete effectively with the established enterprise software companies due to our focus, market leadership, domain expertise, rules-based application software and highly scalable software architecture. We believe we have more fully developed the domain expertise necessary to meet the dynamic requirements of today’s complex sales performance and incentive compensation programs.

We believe that we compete effectively due to our established market leadership, robust, scalable architecture and commitment to customer service. While our competitors have domain knowledge of the market, we believe that we have developed the superior scalability demanded by the telecommunications, retail banking and insurance markets. Additionally, we have created substantial product differentiation by adding features into our products that are specific to each of our target markets.

We also believe that our products offer a more cost-effective and complete alternative to internally developed solutions. Internally-developed solutions are generally expensive, inflexible and difficult to maintain for large companies with complex sales performance and incentive compensation programs, thereby increasing total cost of ownership and limiting the ability to implement programs that effectively address targeted business objectives.

Although we believe that our products and services currently compete favorably with those of our competitors, the market for SPM and EIM products is in its early stages and is rapidly evolving. Many of our competitors and potential competitors have significantly greater financial, technical, marketing, service and other resources. Many of these companies also have a larger installed base of users, longer operating histories and greater name recognition. Our competitors may also be able to respond more quickly to changes in customer requirements or may announce new products, services or enhancements that better meet the needs of customers or changing industry standards. In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Increased competition may cause price reductions, reduced gross margins and loss of market share.

Intellectual Property

Our success and ability to compete is dependent, in part, on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We rely primarily on a combination of copyrights, trade secrets, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. We also have a patent registration program within the United States and have an ongoing trademark registration program pursuant to which we register some of our product names, slogans and logos in the United States and in some foreign countries. However, due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more advantageous than patent and trademark protection.

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

Employees

As of December 31, 2006, we had a total of 355 employees. Of those employees, 76 were in sales and marketing, 80 were in research and development, 162 were in professional services, technical support and training, and 37 were in finance and administration. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers as of March 1, 2007:

			Executive
			Officer
Name	Age	Position	Since

Robert H. Youngjohns	55	President; Chief Executive Officer	2005
Ronald J. Fior	49	Senior Vice President, Finance and Operations; Chief Financial Officer	2002
V. Holly Albert	48	Senior Vice President, General Counsel and Secretary	2006
Richard D. Furino	52	Senior Vice President, Worldwide Client Services	2004
Michael L. Graves	37	Senior Vice President, Engineering	2007
Leslie J. Stretch	45	Senior Vice President, Worldwide Sales	2005
Shanker S. Trivedi	50	Senior Vice President and Chief Marketing Officer	2005
Robert W. Warfield	45	Chief Technology Officer	2001

Robert H. Youngjohns has served as our President and Chief Executive Officer as well as a director on our Board of Directors since May 2005. From 1995 to May 2005, Mr. Youngjohns was employed by Sun Microsystems, Inc., a computer networking company, in a variety of roles including Executive Vice President of Strategic Development and Sun Financing from 2004 to May 2005, Executive Vice President of Global Sales Operations from 2002 to 2004, and Vice President of Europe, the Middle East and Africa from 1998 to 2002. Prior to joining

Sun, Mr. Youngjohns spent 18 years at IBM Corporation, an information technology company, during which time he rose to the position of Director of IBM Corporation’s EMEA RS/6000 business. Mr. Youngjohns holds an M.A. in physics and philosophy from Oxford University.

Ronald J. Fior has served as our Senior Vice President, Finance and Operations, and Chief Financial Officer since April 2006. Prior to that, Mr. Fior served as our Vice President, Finance and Chief Financial Officer from September 2002 to April 2006. From December 2001 to July 2002, Mr. Fior served as Vice President of Finance and Chief Financial Officer for Ingenuity Systems, a bioinformatics software development company. From July 1998 until October 2001, Mr. Fior served as Chief Financial Officer and Vice President of Finance and Operations of Remedy Corporation, a software development company. Prior to this, Mr. Fior served for 13 years as Chief Financial Officer of numerous divisions and companies within the publishing operations of The Thomson Corporation, including the ITP Education Group and the International Thomson Publishing Group. Mr. Fior holds a Bachelor Commerce degree from the University of Saskatchewan and is a Chartered Accountant.

V. Holly Albert has served as our Senior Vice President, General Counsel and Secretary since August 2006. Previously, Ms. Albert was in private legal practice from April 2004 until August 2006. Prior to that, Ms. Albert was the Vice President, General Counsel and Corporate Secretary at Docent Inc., a provider of integrated software applications, services, and content from December 2002 to April 2004. Prior to Docent, Ms. Albert served as Vice President, General Counsel and COO at Tradenable, Inc., an Internet financial services company from January 2001 to December 2001. Prior to Tradenable, she was the Vice President and General Counsel at infoUSA.com. Prior to infoUSA, she served in a variety of roles at Honeywell Inc. from 1983 to 2000, with her last position being the General Counsel for Honeywell-Measurex Corporation. Ms. Albert is a member of both the California and New Mexico State bars and received her J.D. from the University of Pittsburgh School of Law. Ms. Albert also holds an M.A. from John F. Kennedy University in Psychology and a B.A. in Economics from Washington and Jefferson College.

Richard D. Furino has served as our Senior Vice President of Worldwide Client Services since April 2006. Prior to that, Mr. Furino served as our Vice President of Client Services from December 2005 to April 2006. Since joining us, Mr. Furino has also served as our Vice President of Consulting Service from July 2004 to November 2005 and as Vice President of Western Consulting Service from November 2003 to June 2004. From August 2001 to October 2003, Mr. Furino served as Senior Vice President of the Technology Solutions Group for Washington Mutual, a consumer finance and mortgage company. From March 2000 to May 2001, Mr. Furino served as Chief Technology Officer for Creative Planet, a privately owned internet start-up company. From February 1997 until February 2000, Mr. Furino served as President and COO for Countrywide Technology Solutions, an arm of an international joint venture established by Countrywide to originate and service loans in the United Kingdom. Prior to this, Mr. Furino served for two years as Vice President of Integration Services and Software Engineering for Great Western Bank and for four years as a Senior Manager at KPMG LLP. Mr. Furino holds a Master of Business Administration and Bachelor of Science Finance from California State University Long Beach.

Michael L. Graves has served as our Senior Vice President, Engineering since February 26, 2007. Previously, Mr. Graves served in a variety of roles at Oracle Corporation, an enterprise application software company, from October 1997 to February 2007, most recently as Vice President of Engineering, Oracle Applications from January 2006 to February 2007, and Senior Director of Engineering from October 1997 to January 2006. Mr. Graves holds a B.S. Finance-Economics from the University of California, Berkeley.

Leslie J. Stretch has served as our Senior Vice President, Worldwide Sales since April 2006. Prior to that, Mr. Stretch served as our Vice President, Worldwide Sales from November 2005 to April 2006. Prior to joining Callidus, Mr. Stretch served as interim CEO for The Hamsard Group, plc. in the United Kingdom from April 2005 to September 2005. Previously, Mr. Stretch served in a variety of roles at Sun Microsystems, most recently as Senior Vice President of Global Channel Sales from January 2005 to April 2005, UK Vice President and Managing Director from February 2003 to January 2005, and UK Sales Director from May 1996 to February 2003. Prior to joining Sun Microsystems, Mr. Stretch served in a variety of roles at Oracle Corporation, U.K., an enterprise application software company, including Director of Retail and Commercial Business UK from June 1995 to June 1996, Branch Manager Western Canada from 1994 to 1995, and Branch Manager Scotland from 1989 to 1994. Mr. Stretch serves on the board of directors of Zeus Technology, a web traffic management software company.

Mr. Stretch holds a B.A. in Economics and Economic History from the University of Strathclyde and a Postgraduate Diploma in Computer Systems Engineering from the University of Edinburgh.

Shanker S. Trivedi has served as our Senior Vice President and Chief Marketing Officer since April 2006. From September 2005 to April 2006, Mr. Trivedi served as our Vice President and Chief Marketing Officer. Prior to joining Callidus, Mr. Trivedi served in a variety of roles at Sun Microsystems, a computer networking company, between 1996 and 2005. He was Vice President, Global Data Center Solutions, Client Services Organization from 2003 to 2005, Vice President, Field Marketing, Global Sales Organization from 2001 to 2003, Vice President & Managing Director, Sun (UK & Ireland) from 1998 to 2001 and Partner Sales Director, Sun (UK & Ireland) from 1997 to 1998. Prior to Sun Microsystems, Mr. Trivedi held senior marketing positions at IBM (EMEA), an information technology company, and ICL (UK), an information technology company. Mr. Trivedi also serves on the Board of Directors of Clearspeed Technology plc and Softsol India Ltd. Mr. Trivedi holds a P.G.D.M. (M.B.A.) from IIM Calcutta and a M.S. in Mathematics and Computing from IIT Delhi.

Robert W. Warfield has served as our Chief Technology Officer since February 2007. Mr. Warfield has decided to leave our employment after a transition period, but the details of his separation have not yet been finalized. Since joining us, Mr. Warfield has also served as our Senior Vice President of Engineering and Chief Technology Officer from July 2004 to February 2007 and as our Vice President of Engineering from December 2001 to July 2004. From 1998 to 2001, Mr. Warfield served as Executive Vice President of Products and Services and Chief Technology Officer at iMiner, an information mining company. From 1997 to 1998, Mr. Warfield served as Vice President of Research and Development at Rational Software, a provider of software development applications. From 1996 to 1997, Mr. Warfield served as Vice President of Research and Development and Chief Technology Officer at Integrity QA Software, a provider of software development applications. Mr. Warfield holds a B.A. in Computer Science from Rice University.

Available Information

We make available, free of charge, on our website (www.callidussoftware.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other periodic reports as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission.

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

We incurred net losses of $8.7 million, $8.6 million and $25.5 million in 2006, 2005 and 2004, respectively. We expect that our reported expenses will increase in 2007 as we expand our operations domestically and internationally and as we increase the number of our product offerings. Consequently, we cannot assure that we will achieve or sustain profitability on a quarterly or annual basis in the future. If we cannot increase our license and maintenance and services revenues to compensate for our greater operating expenses, our future results of operations and financial condition will be negatively affected.

Our quarterly license revenues remain largely dependent on a relatively small number of license transactions involving sales of our products to new customers, and any delay or failure in closing one or more of these transactions could adversely affect our results of operations.

Our quarterly license revenues are typically dependent upon the closing of a relatively small number of transactions involving perpetual licensing of our products to new customers. As such, variations in the rate and timing of conversion of sales prospects into license revenues could result in our failure to meet revenue objectives or achieve or maintain profitability in future periods. In addition, we generally recognize the bulk of our license revenues for a given sale either at the time we enter into the agreement and deliver the product, or over the period in which we perform any services that are essential to the functionality of the product. Unexpected changes in the size of transactions or other contractual terms late in the negotiation process or changes in the mix of contracts we enter into, including increases in our on-demand solution for which revenues are included in our maintenance and services revenues, could therefore materially and adversely affect our license revenues in a quarter. Delays or reductions in the amount of customers’ purchases or when we recognize revenues would adversely affect our revenues, results of operations and financial condition.

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

Our revenues, particularly our license revenues, are extremely difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. For example, in the first six months of 2005 and throughout 2004, our license revenues were substantially lower than expected due to purchasing delays by our customers and failures to close transactions resulting in significant net losses. Conversely, our license revenues for the last six months of 2005 and throughout 2006 were greater than in prior periods primarily as a result of closing more and larger transactions, but there is no assurance that we will continue the recent revenue growth.

Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance.

Factors that may cause our quarterly revenue and operating results to fluctuate include:

•	The discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	the priority our customers place on the purchase of our products as compared to other information technology and capital acquisitions;

•	competitive conditions in our industry, including new products, product announcements and discounted pricing or special payment terms offered by our competitors;

•	customers selection of our on-demand solution, under which we recognize revenue as part of maintenance and consulting services over the term of the agreement, versus traditional perpetual license revenue which is typically recognized in the quarter in which the transaction closes;

•	our ability to hire, train and retain appropriate sales and professional services staff;

•	varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenues;

•	indeterminate and often lengthy sales cycles;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	merger and acquisition activities among our customers which may alter their buying patterns;

•	our ability to timely complete our service obligations related to product sales;

•	the utilization rate of our professional services personnel and the degree to which we use third-party consulting services;

•	changes in the average selling prices of our products;

•	timing of product development and new product initiatives;

•	customers’ concerns regarding Sarbanes-Oxley Section 404 compliance and implementing large, enterprise-wide deployments of products, including our products; and

•	changes in the mix of revenues attributable to higher-margin product license revenues as opposed to substantially lower-margin maintenance and service revenues.

Our products have long sales cycles, which makes it difficult to plan our expenses and forecast our results.

The sales cycles for perpetual licenses of our products have historically averaged between six and twelve months, and longer in some cases, to complete. While the sales cycles for our on-demand solution may be shorter, this market is still evolving and it is difficult to determine if in fact the sales cycle for our on-demand solution will be shorter. Consequently, it remains difficult to predict the quarter in which a particular sale will close and to plan expenditures accordingly. The period between our initial contact with a potential customer and its purchase of our products and services is relatively long due to several factors, including:

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

In addition, our management makes assumptions and estimates as to the timing and amount of future revenues in budgeting future operating costs and capital expenditures based on estimated closing dates and potential dollar amounts of transactions. Management aggregates these estimates periodically to generate our sales forecasts and then evaluates the forecasts to identify trends. Although we closely monitor our expenses to align our costs with the expected receipt and amount of revenues, our costs are relatively fixed in the short term. As a result, failure to complete one or more license transactions during a particular quarter would cause our quarterly results of operations to be worse than anticipated.

Professional services comprise a substantial portion of our revenues and to the extent our customers choose to use other services providers, our revenues and operating results may decline.

A substantial portion of our revenues are derived from the performance of professional services, primarily implementation, configuration, training and other consulting services in connection with new product licenses and other ongoing projects. However, there are a number of third party service providers available who offer these professional services and we do not require that our customers use our professional services. To the extent our customers choose to use third party service providers over us or perform these professional services themselves, our revenues and operating income may decline, possibly significantly.

If we are unable to hire and retain qualified employees including sales, professional services, and engineering personnel, our growth may be impaired.

To grow our business successfully and maintain a high level of quality, we need to recruit, retain and motivate additional highly skilled employees in all areas of our business and sales, professional services, and engineering personnel, in particular. If we are unable to hire and retain a sufficient number of qualified employees, our ability to grow our business will be impaired. In particular, as a company focused on the development of complex products, we are often in need of additional software developers and engineers. Moreover, as our customer base increases, we are likely to experience staffing constraints in connection with the deployment of trained and experienced professional services resources capable of implementing, configuring and maintaining our software for existing customers looking to migrate to more current versions of our products as well as new customers requiring installation support.

Our latest product features and functionality may require existing customers to migrate from their existing versions to more recent versions of our software. Moreover, we may choose to or be compelled to end-of-life older versions of our software products forcing customers to upgrade their software versions in order to continue receiving maintenance support for our products. If existing customers fail or delay to migrate, our revenues may be harmed.

We plan to pursue sales of new product modules to existing perpetual license customers of our TrueComp software. Hosted On-Demand customers are automatically upgraded to the latest releases of our products under the terms of their agreements. For most of our perpetual license customers to take advantage of new features and functionality in our latest modules, they will need to migrate to a more current version of our products. We also expect to periodically terminate maintenance support on older versions of our products for various reasons including, without limitation, termination of support by third party software vendors whose products complement ours or upon which we are dependent. For perpetual license customers, termination of maintenance may force them to migrate to more current versions of our software. Regardless of the reason, upgrading to more current versions of our products is likely to involve additional cost, which our customers may decline to incur or delay. If a sufficient number do not migrate, our continued maintenance support opportunities and our ability to sell additional products to these customers, and as a result, our revenues and operating income, may be harmed, possibly significantly.

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

Our maintenance and service revenues, which include fees for consulting, implementation, maintenance and training, as well as fees for our on-demand services beginning in 2006, were 64%, 71% and 78% of our revenues for years 2006, 2005 and 2004, respectively. Our maintenance and service revenues have substantially lower gross margins than our license revenues. Failure to increase our higher margin license revenues in the future would adversely affect our gross margin and operating results.

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

As an example of more recent competitive pressure on our services offerings, many of our potential customers have begun to outsource technology projects offshore to take advantage of lower labor costs. Additionally, as we extend our customer base internationally, market rates for the types of professional services we offer are typically less abroad than the rates we charge domestically. Consequently, we expect some customers to demand lower hourly rates for the professional services we provide, which may erode our margins for our maintenance and service revenues or result in lost business.

We expect maintenance and services revenue to continue to comprise a majority of our overall revenues for the foreseeable future and any erosion of our margins for our maintenance and service revenue would adversely affect our operating results.

Managing large-scale deployments of our products requires substantial technical implementation and support by us or third-party service providers. Failure to meet these requirements could cause a decline or delay in recognition of our revenues and an increase in our expenses.

Our customers regularly require large, often enterprise-wide deployments of our products, which require a substantial degree of technical and logistical expertise to implement and support. It may be difficult for us to manage these deployments, including the timely allocation of personnel and resources by us and our customers. Failure to successfully manage the process could harm our reputation both generally and with specific customers and may cause us to lose existing customers, face potential customer disputes or limit the number of new customers that purchase our products, each of which could adversely affect our revenues and increase our technical support and litigation costs. For example, in the fourth quarter of 2005, we deferred recognition of approximately $0.8 million of service revenue due to single customer dispute for an implementation project. This dispute has yet to be resolved.

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

If implementation services are not provided successfully and in a timely manner, our customers may experience increased costs and errors, which may result in customer dissatisfaction and costly remediation and litigation, any of which could adversely impact our reputation, operating results and financial condition.

A substantial majority of our revenues are derived from our TrueComp software application and related products and services and a decline in sales of these products and services could adversely affect our operating results and financial condition.

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

The intensely competitive market in which we do business may require us to reduce our prices and/or modify our traditional licensing revenue generation strategies in ways that may delay revenue recognition on all or a portion of our licensing transactions. For example, we recently introduced a hosted offering of our product to be sold on a subscription basis in an effort to gain customers that are not interested in the investment of purchasing a perpetual license, which results in ratable service revenues over time as opposed to up-front perpetual license revenues. If our competitors offer deep discounts on competitive products or services, we may be required to lower prices or offer other terms more favorable to our customers in order to compete successfully. Some of our competitors may bundle their software products that compete with ours with their other products and services for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, limit the prices that we can charge for our products. If we cannot offset price reductions and other terms more favorable to our customers with a corresponding increase in the number of sales or decreased spending, then the reduced revenues resulting from lower prices or revenue recognition delays would adversely affect our margins and operating results.

Our products depend on the technology of third parties licensed to us that are necessary for our applications to operate and the loss or inability to maintain these licenses, errors in such software, or discontinuation or updates to such software could result in increased costs or delayed sales of our products.

We license technology from several software providers for our rules engine, analytics, web viewer and quota management application, and we anticipate that we will continue to do so. We also rely on generally available third party software such as WebSphere and WebLogic to run our applications. Any of these software applications may not continue to be available on commercially reasonable terms, if at all, or new versions may be released that are incompatible with our prior or existing software releases. Some of the products could be difficult to replace, and developing or integrating new software with our products could require months or years of design and engineering work. The loss or modification of any of these technologies could result in delays in the license of our products until equivalent technology is developed or, if available, is identified, licensed and integrated. For example, we entered into an agreement to license our quota management software application from Hyperion Solutions, Inc. in the fourth quarter of 2006. Hyperion Solutions, Inc. has announced that it has agreed to an acquisition by one of our competitors, Oracle Corporation. There is no assurance upon completion of this acquisition that we will receive the benefits we contemplated when we entered into this partnership agreement.

In addition, our products depend upon the successful operation of third-party products in conjunction with our products, and therefore any undetected errors in these products could prevent the implementation or impair the functionality of our products, delay new product introductions and/or injure our reputation. Our use of additional or alternative third-party software that require us to enter into license agreements with third parties could result in new or higher royalty payments.

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

Some potential customers have already made a substantial investment in third-party or internally developed software designed to model, administer, analyze and report on pay-for-performance programs. These companies may be reluctant to abandon these investments in favor of our software. In addition, information technology departments of potential customers may resist purchasing our software solutions for a variety of other reasons, particularly the potential displacement of their historical role in creating and running software and concerns that packaged software products are not sufficiently customizable for their enterprises.

We have experienced changes in our senior management team from time-to-time. The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.

During 2005, we experienced numerous changes in our executive management team, most notably the hiring of Robert Youngjohns as our new President and Chief Executive Officer, Shanker Trivedi as our Vice President and Chief Marketing Officer, and Leslie Stretch as our Vice President, Worldwide Sales. In addition, we hired V. Holly Albert in August 2006 as our Senior Vice President, General Counsel and Secretary as well as Michael Graves in February 2007 as our Senior Vice President, Engineering. All of our existing personnel, including our executive officers, are employed on an “at will” basis and changes such as those that occurred in 2005 remain possible. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could harm our business and our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan would be harmed. Even if we can timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

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

Breaches of security or failure to safeguard customer data could create the perception that our services are not secure causing customers to discontinue or reject the use of our services and could subject us to significant liability.

We provide an on-demand service whereby our customers access our software and transmit confidential data, including personally identifiable individual data of their employees and agents over the Internet. We also store data provided to us by our customers on servers in a third party data warehouse. We furthermore may have access to confidential and private individual data as part of our professional services organization activities including implementation, maintenance and support of our software for perpetual license customers. If we do not adequately safeguard the confidential information imported into our software or otherwise provided to us by our customers, or if third parties penetrate our systems or security and misappropriate our customers’ confidential information, our reputation may be damaged and we may be sued and incur substantial damages in connection with such disclosures or misappropriations. Even if it is determined that our security measures were adequate, the damage to our reputation may cause customers and potential customers to reconsider the use of our software and services, which may have a material adverse effect on our results of operations.

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

Our inclusion of open source software on our products may expose us to liability or require release of our source code.

We use a limited amount of open source software in our products and may use more in the future. From time to time there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. In addition, some open source software is provided under licenses that require that proprietary software, when combined in specific ways with open source software, become subject to the open source license and thus freely available. While we take steps to minimize the risk that our software may be combined with open source software in ways that would result in our software becoming subject to open source licenses, few courts have interpreted open source licenses so the manner in which these licenses will be enforced is unclear. If our software were to become subject to open source licenses, our ability to commercialize our products and our operating results would be materially and adversely affected.

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed.

Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act of 2002, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our system integrators and other third party service vendors and record and report financial and management information on a timely and accurate basis. Additionally, we became obligated to comply with Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2006, including the obligation to test for and disclose any material weaknesses in our internal controls. This is an ongoing obligation for us and we may identify one or more material weaknesses in our internal controls. The existence or disclosure of any such material weaknesses could adversely affect our stock price.

We may expand our international operations but we do not have substantial experience in international markets, and may not achieve the expected results.

We expanded our international operations in 2006 and expect to further expand these operations in 2007. International expansion may require substantial financial resources and a significant amount of attention from our management. International operations involve a variety of risks, particularly:

•	Unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

•	differing abilities to protect our intellectual property rights;

•	differing labor regulations;

•	greater difficulty in supporting and localizing our products;

•	greater difficulty in establishing, staffing and managing foreign operations; and

•	fluctuating exchange rates.

We have limited experience in marketing, selling and supporting our products and services abroad. If we invest substantial time and resources to grow our international operations and fail to do so successfully and on a timely basis, our business and operating results could be seriously harmed.

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

These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversions of management time, as well as out-of-pocket expenses.

The consideration paid in connection with an investment or acquisition also affects our financial condition and operating results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash or incur substantial debt to consummate such acquisitions. If we incur substantial debt, it could result in material limitations on the conduct of our business. To the extent we issue shares of stock or other rights to purchase stock, including options, existing stockholders may be diluted. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs (such as of acquired in-process research and development) and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

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

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to a number of factors, including those listed in the “Risks Related to Our Business” section of this Annual Report above and in this section below. We receive only limited attention by securities analysts, and there frequently occurs an imbalance between supply and demand in the public trading market for our common stock due to limited trading volumes. Investors should consider an investment in our common stock as risky and should only purchase our common stock if they can withstand significant losses. Other factors that affect the volatility of our stock include:

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

Additionally, some companies with volatile market prices for their securities have been subject to securities class action lawsuits filed against them. For example, in 2004 we were sued in connection with the decline in our stock price following the announcements of disappointing operating results and changes in senior management. Any future suits such as these could have a material adverse effect on our business, results of operations, financial condition and the price of our common stock.

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

We lease our headquarters in San Jose, California which consists of approximately 53,000 square feet of office space. The lease on our San Jose headquarters expires in 2010. We also lease facilities in Atlanta, Austin, Chicago, London, New York, Sydney and Toronto. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. See Note 5 to the Consolidated Financial Statements for information regarding our lease obligations.

Item 3.	Legal Proceedings

We are from time to time a party to various litigation matters incidental to the conduct of our business, none of which, at the present time is likely to have a material adverse effect on our future financial results.

In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2006, we have not recorded any such liabilities in accordance with SFAS 5. We believe that we have valid defenses with respect to the legal matters pending against us and that the probability of a loss under such matters is remote.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Market under the symbol “CALD” since our initial public offering in November 2003. The following table sets forth, for the periods indicated, the high and low closing sales prices reported on the NASDAQ Global Market.

	High	Low

Fiscal year ending December 31, 2007:
First quarter (through March 8, 2007)	$8.17	$5.91

	High	Low

Fiscal year ending December 31, 2006:
Fourth quarter	$7.04	$4.88
Third quarter	$5.41	$4.69
Second quarter	$5.75	$4.34
First quarter	$4.79	$4.00

	High	Low

Fiscal year ending December 31, 2005:
Fourth quarter	$4.60	$3.65
Third quarter	$3.82	$2.99
Second quarter	$4.14	$2.96
First quarter	$5.71	$4.00

As of March 8, 2007, there were 28,855,603 shares of our common stock issued and outstanding and held by 83 stockholders of record.

We completed our initial public offering of 5,750,000 shares of common stock in November 2003. In the offering, we sold the shares at a price of $14.00 per share, which resulted in aggregate net proceeds of approximately $72.1 million, after deducting underwriting discounts and commissions and paying offering expenses.

We continue to use the net proceeds of our initial public offering for working capital and general corporate purposes, capital expenditures, and potential acquisitions of complementary businesses, products and technologies. We have no present commitments or agreements with respect to any acquisitions or investments. We have invested the net proceeds of the offering in interest-bearing, investment-grade securities. The amounts we actually spend will depend on a number of factors, including the amount of cash generated or used by our operations, competitive and technological developments, marketing and sales activities and market acceptance of our products, and the rate of growth, if any, of our business.

We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Performance Graph

The following performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference, and shall not otherwise be deemed filed under such acts.

The graph compares the cumulative total return of our common stock from our initial public offering in November 2003 through 2006 with the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index.

The graph assumes (i) that $100 was invested in our common stock at the closing price of our common stock on November 20, 2003, the date of our initial public offering, (ii) that $100 was invested in each of the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index at the closing price of the respective index on such date and (iii) that all dividends received were reinvested. To date, no cash dividends have been declared or paid on our common stock.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN*
Among Callidus Software Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

	11/20/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Callidus Software Inc.	$100.00	$101.84	$33.91	$24.18	$36.27
NASDAQ Composite Index*	$100.00	$103.06	$117.61	$118.31	$128.36
NASDAQ Computer & Data Processing Index	$100.00	$104.54	$119.17	$122.78	$138.79

*	The Company has not changed comparable indices from 2006. The NASDAQ National Market Composite Index changed its name to the NASDAQ Composite Index in June 2006.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report. The selected consolidated statement of operations data for each of the years in the three-year period ended December 31, 2006, and as of December 31, 2006 and 2005, are derived from our consolidated financial statements data that have been included in this annual report. The selected statement of operations data for each of the years in the two year period ended December 31, 2003 and the selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our consolidated financial statements that have not been included in this annual report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenues:
License revenues	$27,773	$17,843	$12,758	$37,526	$9,820
Maintenance and service revenues	48,335	43,610	45,936	34,208	16,766

Total revenues	76,108	61,453	58,694	71,734	26,586
Cost of revenues:
License revenues	546	377	774	1,909	814
Maintenance and service revenues(1)	34,794	30,284	32,551	26,598	14,307
Impairment of purchased technology	—	—	1,800	—	—

Total cost of revenues	35,340	30,661	35,125	28,507	15,121

Gross profit	40,768	30,792	23,569	43,227	11,465
Operating expenses:
Sales and marketing(1)	25,463	18,552	21,794	22,257	13,600
Research and development(1)	14,558	12,606	14,476	12,111	11,237
General and administrative(1)	12,367	9,744	10,319	7,456	5,190
Impairment of intangible assets	—	—	1,994	—	—
Restructuring expenses	—	—	1,488	—	—

Total operating expenses	52,388	40,902	50,071	41,824	30,027

(Loss) income from operations	(11,620)	(10,110)	(26,502)	1,403	(18,562)
Interest and other income (expense), net	2,709	1,491	1,094	(301)	(445)

(Loss) income before provision for income taxes and cumulative effect of change in accounting principle	(8,911)	(8,619)	(25,408)	1,102	(19,007)
(Benefit) provision for income taxes	(62)	(14)	75	267	—

(Loss) income before cumulative effect of change in accounting principle	(8,849)	(8,605)	(25,483)	835	(19,007)
Cumulative effect of change in accounting principle	128	—	—	—	(123)

Net (loss) income	$(8,721)	$(8,605)	$(25,483)	$835	$(19,130)

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Net (loss) income per share:
Basic	$(0.31)	$(0.33)	$(1.04)	$0.06	$(13.98)

Diluted	$(0.31)	$(0.33)	$(1.04)	$0.04	$(13.98)

Weighted average shares:
Basic(2)	27,690	26,268	24,419	4,003	1,368

Diluted(2)	27,690	26,268	24,419	21,294	1,368

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments(2)	$52,939	$63,705	$59,817	$80,266	$12,833
Total assets	85,194	80,644	78,489	102,199	20,695
Working capital	54,949	54,962	58,872	77,319	650
Long-term debt, less current portion	—	—	48	520	986
Total liabilities	27,814	22,493	15,457	20,701	18,602
Total stockholders’ equity	57,380	58,151	63,032	81,498	2,093

(1)	Effective January 1, 2006, the Company adopted FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R) under the modified prospective method. Accordingly, for the year ended December 31, 2006, stock-based compensation was accounted for under SFAS 123R, while for the years prior to January 1, 2006, stock-based compensation was accounted for under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” The amounts above include stock- based compensation as follows:

	Year Ended December 31,
	2006	2005	2004	2003	2002

Cost of maintenance and service revenues	$1,025	$109	$481	$852	$95
Sales and marketing	1,045	(226)	1,217	1,444	73
Research and development	917	226	1,061	1,148	119
General and administrative	1,766	435	2,826	1,133	137

(2)	We completed our initial public offering of shares of common stock in November 2003, which resulted in an increase in weighted average shares and cash, cash equivalents and short-term investments, beginning with the year ended December 31, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of 2006 Results

We are a leading provider of Sales Performance Management (SPM) and Enterprise Incentive Management (EIM) software systems to global companies. Large enterprises use SPM/EIM systems to model, administer, analyze and report on sales performance or incentive management plans that compensate employees and distribution channel partners.

We sell our products both directly through our sales force and in conjunction with our strategic partners pursuant to perpetual or term software licenses. We also offer professional services, including configuration, integration and training, generally on a time and materials basis. We generate maintenance and support revenues associated with our product licenses, which are recognized ratably over the term of the maintenance agreement. In 2006, we began offering on-demand services to our customers. On-demand services allow customers to use our software products as a service by outsourcing the daily technical operation, maintenance, upgrades and other levels of support to us. We currently have two on-demand services offerings — hosted and managed services. Our hosted on-demand service allows customers to use our software products through a web interface rather than purchasing computer equipment and installing our software at their location. Our managed services on-demand offering allows customers with an on-premise installation of our software to outsource the operation and management of our software products to us. Both of these on-demand offerings provide for recurring revenue streams, but remain subject to periodic adjustment or cancellation. Our managed services on-demand offering was launched in the first quarter of 2006 and our hosted on-demand offering was launched in the second quarter of 2006. For 2006, revenues from our hosted on-demand services have not been material.

Revenue Growth

We experienced substantial revenue growth in 2006 compared to 2005. Total revenues increased by 24% to $76.1 million for 2006 compared to 2005. The increase was primarily the result of a 56% growth in license revenues in 2006 compared to 2005. We attribute the license revenue growth to a number of factors, including increased spending on our sales and marketing efforts, a more strategic product offering that included the release of our Callidus TrueAnalytics product, and an improved macro-economic environment for software related spending. All of these factors contributed to a larger number of license revenue transactions in 2006 compared to 2005.

Our maintenance and service revenues increased by 11% to $48.3 million for 2006 compared to 2005. The increase is primarily due to higher software maintenance revenues and consulting services, including our new on-demand managed service offering. Both software maintenance and consulting revenues were positively affected by the growth in license revenues.

Increased Expenses to Support Growth Strategy

In an effort to accelerate revenue growth and extend our leadership position in the SPM and EIM market, we made a conscious decision to increase spending in 2006 primarily in sales and marketing and software development. We made investments in expanding sales coverage both in the U.S. and internationally, developing and launching new products and services, including Callidus TrueAnalytics, on-demand solutions, and new value-added consulting services, and increasing marketing efforts. In addition, general and administration expenses increased as a result of compliance with the Sarbanes-Oxley Act and the increase of stock-based compensation.

As a result of these efforts and the impact of new accounting rules requiring the expensing of stock-based compensation, operating expenses increased by 28% to $52.4 million (including an increase in stock-based compensation of $3.3 million) for 2006 compared to 2005. Additionally, investments in international expansion of our services organization, the introduction of our on-demand offering and a $0.9 million increase in stock-based compensation expense negatively impacted the gross margin related to maintenance and service revenues, which decreased from 31% for 2005 to 28% for 2006. Management believes these investments are in the best interests of the business.

Despite these increased expenses, our net loss only increased by $0.1 million to $8.7 million for 2006, compared with a net loss of $8.6 million for 2005. Because of the Company’s adoption of FASB Statement No. 123R (revised 2004), “Share-Based Payment”, total stock-based compensation expense increased by $4.2 million in 2006 compared to 2005.

Growth Strategy Continues but Expense Growth Should be Slower

For 2007, we expect to maintain our management and operational focus on revenue growth. We expect the growth rate of operating expenses to slow as we seek to leverage the investments made in 2006.

Other Business Highlights

During 2006, our flagship product, TrueComp, earned the “Certified for SAP NetWeaver” status which allows our customers to leverage the SAP NetWeaver platform to deploy our solutions on the same framework as their SAP solutions. This status was upgraded later in the year to “Powered by SAP NetWeaver” status, indicating an even higher level of product integration on the NetWeaver platform. In September 2006, we entered into an agreement with SAP allowing them to promote and market our TrueComp and TrueInformation products in the United States and Canada. In December, TrueComp became an SAP-endorsed business solution. We and SAP completed the first joint sale of our products in the fourth quarter.

We also entered into partnership arrangements with Hyperion and The TerrAlign Group to offer new products focused on sales performance management. The Hyperion agreement allows us to incorporate Hyperion technology in an application focused on sales quota planning, modeling and assignment to sales management and field representatives. The TerrAlign Group agreement allows us to promote TerrAlign®, an advanced territory design and optimization application. The addition of these partners and products broadens our product offerings and we believe makes our product offerings more competitive in the sales performance management space. We had no revenue in 2006 resulting from these partnership arrangements.

Challenges and Risks

From a business perspective, we have a number of sales opportunities in process and additional opportunities coming from our sales pipeline; however, we continue to experience wide variances in the timing and size of our license transactions and the timing of revenue recognition resulting from greater flexibility in licensing terms, including our customers’ ability to select the delivery of our software via on-demand services. We believe one of our major remaining challenges is increasing prospective customers’ prioritization of purchasing our products and services over competing IT projects. To address this challenge, we have set goals that include expanding our sales efforts, promoting our new on-demand services, and continuing to develop new products and enhancements to our TrueComp suite of products.

If we are unable to grow our revenues, we may be unable to achieve and sustain profitability. In addition to these risks, our future operating performance is subject to the risks and uncertainties described in “Risk Factors” in Section 1A of this annual report on Form 10-K.

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

Revenue Recognition

We generate revenues primarily by licensing software and providing related software maintenance and professional services to our customers. We also generate revenue by providing our software application as a service through our on-demand offerings.

We recognize revenues in accordance with accounting standards for software and service companies. We will not recognize revenue until persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is deemed probable. We evaluate each of these criteria as follows:

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

In arrangements where the customer is obligated to pay at least 90% of the license amount within normal payment terms and the remaining 10% is to be paid within a year from the contract effective date, we will recognize the license revenue for the entire arrangement upon delivery assuming all other revenue recognition criteria have been met. This policy is effective as long as we continue to maintain a history of providing similar terms to customers and collecting from those customers without providing any contractual concessions.

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

Contract Accounting Method.  For arrangements where services are considered essential to the functionality of the software, such as where the payment of the license fees is dependent upon performance of the services, both the license and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). We generally use the percentage-of-completion method because we are able to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion. However, if we cannot make reasonably dependable estimates, we use the completed-contract method. If total cost estimates exceed revenues, we accrue for the estimated loss on the arrangement.

In certain arrangements, we have provided for unique acceptance criteria associated with the delivery of consulting services. In these instances, we have recognized revenue in accordance with the provisions of SOP 81-1. To the extent there is contingent revenue in these arrangements, we measure the level of profit that is expected based on the non-contingent revenue and the total expected project costs. If we are assured of a certain level of profit excluding the contingent revenue, we recognize the non-contingent revenue on a percentage-of-completion basis.

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

Professional Service Revenue.  Professional service revenues primarily consist of configuration and integration services related to the installation and configuration of our products as well as training. Our installation and configuration services do not involve customization to, or development of, the underlying software code. Substantially all of our professional services arrangements are on a time and materials basis. For professional service arrangements with a fixed fee, we recognize revenue utilizing the proportional performance method of accounting. We estimate the proportional performance on fixed fee contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. To the extent we enter into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.

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

In hosted arrangements where we provide our software application as a service, we considered Emerging Issues Task Force Issue No. 00-3 (EITF 00-3), “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and concluded that generally these transactions are considered service arrangements and fall outside of the scope of SOP 97-2. Accordingly, we follow the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” Customers will typically prepay for our hosted offering services, amounts which we will defer and recognize ratably over the non-cancellable term of the customer contract. We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item and (iv) there is a general right of return.

For those arrangements where the elements qualify for separate units of accounting, the hosting revenues are recognized ratably over the contract term beginning on the service commencement date. Implementation and configuration services, when sold with the hosted offering, are recognized as the services are rendered for time and material contracts, and for fixed price contracts they are recognized utilizing the proportional performance method of accounting. For arrangements with multiple deliverables, we allocate the total contractual arrangement to the separate units of accounting based on their relative fair values, as determined by the fair value of the undelivered and delivered items when sold separately.

If a consulting arrangement for implementation and configuration services associated with a hosted on-demand engagement does not qualify as a separate unit of accounting, we will recognize the revenue from implementation and configuration services ratably over the remaining non-cancellable term of the subscription contract once the implementation is complete. In addition, we defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then we would recognize a loss for incurred and projected direct costs in excess of the contract value. The deferred costs on our consolidated balance sheet for these consulting arrangements totaled $2.0 million and $0 at December 31, 2006 and December 31, 2005, respectively.

Included in the deferred costs for hosting arrangements is the deferral of commission payments to our direct sales force, which we amortize over the non-cancellable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to our hosted on-demand product offerings was $0.2 million and $0 at December 31, 2006 and December 31, 2005, respectively.

Allowance for Doubtful Accounts and Sales Return Reserve

We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our consolidated balance sheets, totaled approximately $463,000 and $480,000 at December 31, 2006 and December 31, 2005, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.

We generally warrant that our services will be performed in accordance with the criteria agreed upon in a statement of work, which we generally execute with each applicable customer prior to commencing work. Should these services not be performed in accordance with the agreed upon criteria, we typically provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists,” management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if, for any period, actual returns differ from management’s judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our consolidated balance sheets, was approximately $241,000 and $310,000 at December 31, 2006 and December 31, 2005, respectively.

Impairment of Purchased Technology and Intangible Assets

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. In 2004, as a result of a decline in financial performance, we assessed whether the purchased technology and other intangible assets acquired from Cezanne Software were impaired. We compared the carrying amount of the asset group to its estimated undiscounted future cash flows. Based on this assessment, we determined the asset group had no value and recorded an impairment charge of $1.8 million as a cost of revenues and $2.0 million as an operating expense. The $1.8 million impairment related to unamortized capitalized software costs. The $2.0 million impairment consisted of a $1.9 million impairment to an assembled workforce intangible asset and an approximately $66,000 impairment of a favorable lease asset. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance, market conditions, and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. As of December 31, 2006 and December 31, 2005, we had no remaining intangible assets.

Stock-Based Compensation

Effective January 1, 2006, we began recording stock-based compensation expense associated with stock options and other forms of equity compensation in accordance with FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107). SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The guidance in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. Refer to Note 6 — Stock-based Compensation in our notes to our consolidated financial statements included elsewhere in this Form 10-K for further discussion of our adoption of SFAS 123R.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We maintained a full valuation allowance against our net deferred tax assets at December 31, 2006. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment and is subject to audit by tax authorities in the ordinary course of business.

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

In June 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN No. 48 will have on our consolidated financial statements but do not expect that the effect will be material.

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

In October 2006, the FASB issued FASB Staff Position (FSP) FAS 123(R)-6, “Technical Corrections of FASB Statement No. 123(R).” FSP FAS 123(R)-6 addresses certain technical corrections of FASB Statement No. 123 (revised 2004), “Share-Based Payment.” FSP FAS 123(R)-6 is effective for the first reporting period beginning after the date the FSP was posted to the FASB website. We do not expect the adoption of FSP FAS 123(R)-6 to have a material impact on our consolidated statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits us to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We will adopt the new accounting provisions as of January 1, 2008. We are currently evaluating the effect that the adoption of SFAS 159 will have on our consolidated financial statements but do not expect the effect to be material.

Results of Operations

Comparison of the Years Ended December 31, 2006 and 2005

Revenues, cost of revenues and gross profit

The table below sets forth the changes in revenue, cost of revenue and gross profit from 2006 to 2005 (in thousands, except percentage data):

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Total	December 31,	of Total	Increase	Year Over
	2006	Revenues	2005	Revenues	(Decrease)	Year

Revenues:
License	$27,773	36%	$17,843	29%	$9,930	56%
Maintenance and service	48,335	64%	43,610	71%	4,725	11%

Total revenues	$76,108	100%	$61,453	100%	$14,655	24%

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Related	December 31,	of Related	Increase	Year Over
	2006	Revenues	2005	Revenues	(Decrease)	Year

Cost of revenues:
License	$546	2%	$377	2%	$169	45%
Maintenance and service	34,794	72%	30,284	69%	4,510	15%

Total cost of revenues	$35,340		$30,661		$4,679

Gross profit	$40,768	54%	$30,792	50%	$9,976	32%

Revenues

License Revenues.  License revenues increased $9.9 million or 56% in 2006. The increase was primarily due to an increase in the number of license sales to new and existing customers. The average license revenue per transaction in 2006 was $0.6 million compared to $0.7 million in 2005. We had nine transactions in 2006 with a license value over $1.0 million compared to six such transactions in 2005. We expect our license revenues to continue to fluctuate from quarter to quarter since we generally complete a relatively small number of transactions in a quarter and the revenue on those software license sales can vary widely.

Maintenance and Service Revenues.  Maintenance and service revenues increased by $4.7 million or 11% in 2006. The increase is primarily the result of an increase of $2.9 million in maintenance revenues in 2006. Other services, including implementation and on-demand increased by $1.8 million in 2006. The improvement in both of these areas was driven by the growth in license revenues. We plan to continue to invest in our new on-demand and other services offerings, but we cannot predict how quickly, if at all, these offerings will achieve market acceptance. In addition, service revenues may be negatively affected to the extent our customers select a third-party to implement our software rather than us.

Cost of Revenues and Gross Margin

Cost of License Revenues.  Cost of license revenues increased by $0.2 million or 45% in 2006. The increase was primarily the result of royalties paid on license revenues related to our Callidus TrueAnalytics product, which was released in December 2005, and on the increased number of license transactions as discussed above. In 2006, we entered into an agreement with Hyperion for the sublicense of its technology for an application focused on sales quota planning, modeling and assignment to sales management and field representatives, which may bear a higher royalty percentage than our other licensed technology. Accordingly, if sales of this application become significant, our license gross margins could be affected. Otherwise, we expect license gross margins to remain at or above 95%.

Cost of Maintenance and Service Revenues.  Cost of maintenance and service revenues increased by $4.5 million or 15% in 2006. The increase, both in absolute dollars and as a percentage of related revenues, is primarily due to international expansion of our services organization, the introduction of our on-demand offering and a $0.9 million increase in stock-based compensation resulting from the adoption of SFAS 123R.

Gross Margin.  Our overall gross margin increased to 54% in 2006 from 50% in 2005. The increase in our gross margin is attributable primarily to the shift in revenue mix to higher margin license revenues, which represented 36% of our total revenues in 2006 compared to 29% in 2005. In the future, we expect our gross margins to fluctuate depending primarily on the mix of license versus maintenance and service revenues.

Operating Expenses

The table below sets forth the changes in operating expenses from 2006 to 2005 (in thousands, except percentage data):

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Total	December 31,	of Total	Increase	Year Over
	2006	Revenues	2005	Revenues	(Decrease)	Year

Operating expenses:
Sales and marketing	$25,463	33%	$18,552	30%	$6,911	37%
Research and development	14,558	19%	12,606	21%	1,952	15%
General and administrative	12,367	16%	9,744	16%	2,623	27%

Total operating expenses	$52,388	69%	$40,902	67%	$11,486	28%

Sales and Marketing.  Sales and marketing expenses increased $6.9 million, or 37%, for 2006 compared to 2005. The increase was primarily attributable to increases in personnel costs of $4.1 million, resulting from an increase in headcount and an increase in commission payments due to increased sales. The increase was also driven by increases in stock-based compensation expense of $1.3 million resulting from the adoption of SFAS 123R, travel and related expenses of $0.8 million, marketing and advertising expenses of $0.3 million and overhead and other costs of $0.4 million. Excluding commissions and partner selling fees, which vary as a function of sales, we expect sales and marketing expenses to increase in 2007 as we invest in sales and marketing efforts to drive further revenue growth.

Research and Development.  Research and development expenses increased $2.0 million, or 15%, for 2006 compared to 2005. The increase was primarily due to increases in personnel costs of $1.1 million resulting from headcount increases, stock-based compensation expense of $0.7 million and professional fees of $0.2 million. We expect our research and development expense to increase slightly in 2007.

General and Administrative.  General and administrative expenses increased $2.6 million, or 27%, for 2006 compared to 2005. The increase was primarily due to increases of $1.3 million due to the expensing of stock-based compensation, $0.7 million in professional fees to external auditors and consultants related in part to compliance with Section 404 of the Sarbanes-Oxley Act and $0.6 million in personnel costs due to headcount increases. We expect general and administrative expenses to slightly increase in 2007.

Stock-Based Compensation

The following table sets forth a summary of our stock-based compensation expenses for 2006 and 2005, respectively.

				Percentage
				of Dollar
	Year Ended	Year Ended	Year to Year	Change
	December 31,	December 31,	Increase	Year Over
	2006	2005	(Decrease)	Year

Stock-based compensation:
Cost of maintenance and service revenues	$1,025	$109	$916	840%
Sales and marketing	1,045	(226)	1,271	562%
Research and development	917	226	691	306%
General and administrative	1,766	435	1,331	306%

Total stock-based compensation	$4,753	$544	$4,209	774%

For the year ended December 31, 2006, we accounted for stock-based compensation under SFAS 123R, while for the year ended December 31, 2005, we accounted for stock-based compensation under APB No. 25. Under APB No. 25, we were generally required to record compensation expense only if there were positive differences between the market value of our common stock and the exercise price of the options granted to employees on the date of the grant. Under SFAS 123R, however, we record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. The amounts are not comparable because they were recorded under different accounting standards (see Note 6 — Stock-based Compensation).

Other Items

The table below sets forth the changes in other items from 2006 to 2005 (in thousands, except percentage data):

				Percentage
				of Dollar
	Year Ended	Year Ended	Year to Year	Change
	December 31,	December 31,	Increase	Year Over
	2006	2005	(Decrease)	Year

Other income (expense), net:
Interest expense	$—	$(19)	$19	100%
Interest and other income, net	2,709	1,510	1,199	79%

Total other income, net	$2,709	$1,491	$1,218	82%

Benefit for income taxes	$(62)	$(14)	$(48)	343%

Cumulative effect of a change in accounting principle	$128	$—	$128	100%

Interest Expense and Interest and Other Income, Net

Interest expense decreased $19,000, or 100%, for 2006 compared to 2005, because we did not have any outstanding debt during 2006.

Interest and other income, net increased $1.2 million, or 79%, for 2006 compared to 2005. The increase was primarily attributable to the increase in interest income generated on our investments as a result of higher interest rates in 2006 compared to 2005.

Benefit for income taxes

Benefit for income taxes was $62,000 for 2006 and $14,000 for 2005. We maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.

Cumulative Effect of a Change in Accounting Principle

Cumulative effect of a change in accounting principle was $128,000 and $0 for 2006 and 2005, respectively, and resulted from the change in accounting principle from APB No. 25 to SFAS 123R. The cumulative effect of a change in accounting principle resulted from the requirement of SFAS 123R to reduce the amount of stock-based compensation expense by an estimated forfeiture rate or, in other words, the estimated number of shares that are not expected to vest as a result of an employee terminating prior to becoming fully vested in an award. Prior to the adoption of SFAS 123R, we did not reduce stock-based compensation expense based on an estimated forfeiture rate but rather recorded an adjustment to stock-based compensation as actual forfeitures occurred. The cumulative effect of a change in accounting principle is generally one time in nature and not expected to occur as part of our normal business on a regular basis. See Note 6 — Stock-based Compensation for further discussion.

Comparison of the Years Ended December 31, 2005 and 2004

Revenues, cost of revenues and gross profit

The table below sets forth the changes in revenue, cost of revenue and gross profit from 2005 to 2004 (in thousands, except percentage data):

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Total	December 31,	of Total	Increase	Year Over
	2005	Revenues	2004	Revenues	(Decrease)	Year

Revenues:
License	$17,843	29%	$12,758	22%	$5,085	40%
Maintenance and service	43,610	71%	45,936	78%	(2,326)	(5)%

Total revenues	$61,453	100%	$58,694	100%	$2,759	5%

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Related	December 31,	of Related	Increase	Year Over
	2005	Revenues	2004	Revenues	(Decrease)	Year

Cost of revenues:
License	$377	2%	$774	6%	$(397)	(51)%
Maintenance and service	30,284	69%	32,551	71%	(2,267)	(7)%
Impairment of purchased technology	—		1,800		(1,800)	(100)%

Total cost of revenues	$30,661		$35,125		$(4,464)

Gross profit	$30,792	50%	$23,569	40%	$7,223	31%

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

Cost of Maintenance and Service Revenues.  Cost of maintenance and service revenues decreased by $2.3 million or 7% in 2005. The decrease was primarily the result of a reduction in maintenance and service revenues as discussed above as well as stock-based compensation expense. See below for further discussion on stock-based compensation expense.

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

Gross Margin.  Our overall gross margin increased to 50% in 2005 from 40% in 2004. The increase in our gross margin is attributable primarily to the shift in revenue mix to higher margin license revenues, which represented 29% of our total revenues in 2005 compared to 22% of total revenues in 2004.

Operating Expenses

The table below sets forth the changes in operating expenses from 2005 to 2004 (in thousands, except percentage data):

						Percentage
						of Dollar
	Year Ended	Percentage	Year Ended	Percentage	Year to Year	Change
	December 31,	of Total	December 31,	of Total	Increase	Year Over
	2005	Revenues	2004	Revenues	(Decrease)	Year

Operating expenses:
Sales and marketing	$18,552	30%	$21,794	37%	$(3,242)	(15)%
Research and development	12,606	21%	14,476	25%	(1,870)	(13)%
General and administrative	9,744	16%	10,319	18%	(575)	(6)%
Impairment of intangible assets	—	—%	1,994	3%	(1,994)	(100)%
Restructuring expenses	—	—%	1,488	3%	(1,488)	(100)%

Total operating expenses	$40,902	67%	$50,071	85%	$(9,169)	(18)%

Sales and Marketing.  Sales and marketing expenses in 2005 decreased 15% compared to 2004. The decrease was primarily due to declines in personnel costs of $2.4 million from lower headcount, travel expenses of $0.7 million, contract employees of $0.5 million and facilities expense of $0.3 million. The decreases were partially offset by an increase in commission expense of $2.1 million. In addition, there was a decline in stock-based compensation expense of $1.4 million. See below for further discussion on stock-based compensation expense.

Research and Development.  Research and development expenses decreased 13% in 2005 compared to 2004. The decrease was primarily attributable to the discontinuation in 2004 of our TruePerformance product, including decreases in personnel costs from headcount reduction of $0.3 million and outside professional fees of $0.7 million. In addition, there was a decline in stock-based compensation expense of $0.8 million. See below for further discussion on stock-based compensation expense.

General and Administrative.  General and administrative expenses decreased 6% in 2005 compared to 2004. The decrease in general and administrative expenses is primarily attributable to a $1.1 million increase in personnel costs associated with an increase in headcount, $0.5 million increase in external professional fees to document our internal controls related to Section 404 of the Sarbanes-Oxley Act and a $0.2 million increase primarily related to the recruitment of our new chief executive officer and other management personnel. The professional fees related to Section 404 of the Sarbanes-Oxley Act were incurred prior to our determination on June 30, 2005 that we were not an accelerated filer and therefore would not need to obtain internal or external opinions on internal controls related to Section 404 for 2005. The increases above were offset by a decline in stock-based compensation expense of $2.4 million. See below for further discussion on stock-based compensation expense.

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

Stock-Based Compensation

The table below sets forth the changes in stock-based compensation from 2005 to 2004 (in thousands, except percentage data):

				Percentage
				of Dollar
	Year Ended	Year Ended	Year to Year	Change
	December 31,	December 31,	Increase	Year Over
	2005	2004	(Decrease)	Year

Stock-based compensation:
Cost of maintenance and service revenues	$109	$481	$(372)	(77)%
Sales and marketing	(226)	1,217	(1,443)	(119)%
Research and development	226	1,061	(835)	(79)%
General and administrative	435	2,826	(2,391)	(85)%

Total stock-based compensation	$544	$5,585	$(5,041)	(90)%

Stock-based compensation expense decreased 90% from 2005 compared to 2004. For 2005 and 2004, we accounted for stock-based compensation under APB No. 25. The decrease in stock-based compensation in 2005 was primarily due to the reversal of expense previously recognized on unvested pre-IPO options that were cancelled. Additionally, the Company recorded a charge in 2004 of $1.7 million resulting from the modification of stock options associated with the resignation of our former president and chief executive officer. The reduction in stock-based compensation was partially offset by an additional $159,000 of expense related to the modification of stock options associated with the resignation of our senior vice president of operations in the first quarter of 2005.

Other Items

The table below sets forth the changes in other items from 2005 to 2004 (in thousands, except percentage data):

					Percentage
					of Dollar
	Year Ended	Year Ended	Percentage	Year to Year	Change
	December 31,	December 31,	of Total	Increase	Year over
	2005	2004	Revenue	(Decrease)	Year

Other income (expense), net:
Interest expense	$(19)	$(122)	0%	$(103)	(84)%
Interest and other income, net	1,510	1,216	2%	294	24%

Total other income (expense), net	$1,491	$1,094	2%	$397	36%

(Benefit) Provision for income taxes	$(14)	$75	0%	$(89)	(119)%

Interest Expense and Interest and Other Income, Net

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

(Benefit) Provision for Income Taxes

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

Liquidity and Capital Resources

From our inception in September 1996 through our initial public offering in November 2003, we funded our operations primarily through the issuance of convertible preferred stock that provided us with aggregate net proceeds of $84.2 million. In November 2003, we realized net proceeds of $72.1 million from the issuance and sale of common stock in our initial public offering. As of December 31, 2006, we had $52.9 million of cash and cash equivalents and short-term investments.

Net Cash Used in/Provided by Operating Activities.  Net cash used in operating activities was $12.3 million in 2006 compared with net cash provided by operating activities of $3.1 million in 2005 and net cash used by operating activities of $16.4 million in 2004. The significant cash receipts and outlays for the three periods are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Cash collections	$67,480	$69,032	$61,799
Payroll related costs	(53,498)	(44,390)	(45,153)
Professional services	(9,725)	(8,352)	(14,158)
Employee expense reports	(6,864)	(5,949)	(6,834)
Facilities related costs	(3,608)	(3,651)	(3,653)
Third-party royalty payments	(543)	(562)	(1,937)
Restructuring payments	—	—	(1,471)
Other	(5,536)	(3,016)	(5,036)

Net cash (used in) provided by operating activities	$(12,294)	$3,112	$(16,443)

Net cash used by operating activities in 2006 increased by $15.4 million compared to 2005. The increase was primarily due to a $9.1 million increase in payroll related costs due to increase in headcount, a $1.6 million decrease in cash collection resulting from the timing of accounts receivable collections, a $1.4 million increase in professional services related in part to compliance with Section 404 of the Sarbanes-Oxley Act and a $0.9 million increase in employee expense reports due to increase in sales headcount.

Net cash provided by operating activities in 2005 increased $19.6 million compared to 2004. The increase was primarily due to a $7.2 million increase in cash collection resulting from increased revenues and deferred revenues and the timing of accounts receivable collections, a $5.8 million decrease in payments for professional services due to a decreased use of outside contractors in our services organization, a $1.5 million decrease in restructuring payments from 2004 and a $1.0 million pre-payment for a third-party software product in 2004.

Certain amounts from prior periods as reported in the consolidated statements of cash flows have been reclassified. Specifically, $0.4 million and $0.1 million of change in restricted cash have been reclassified from net cash (used in) provided by operating activities to net cash (used in) provided by investing activities for the years ended December 31, 2005 and 2004, respectively.

Net Cash Used in/Provided by Investing Activities.  Net cash used in investing activities was $2.6 million in 2006 compared with net cash provided of $10.5 million in 2005 and $6.0 million in 2004. Net cash used in investing activities during the year ended December 31, 2006 was primarily due to purchases of investments of $62.0 million and purchases of property and equipment of $2.0 million, partially offset by proceeds from maturities and sale of investments of $61.3 million and change in restricted cash of $0.1 million. Net cash provided by investing activities during the year ended December 31, 2005 was primarily due to proceeds from maturities and sale of investments of $44.1 million, partially offset by purchases of investments of $32.2 million, purchases of property and equipment of $1.1 million and change in restricted cash of $0.4 million. Net cash provided by investing activities during the year ended December 31, 2004 was primarily due to proceeds from maturities and sale of investments of $56.3 million and change in restricted cash of $0.3 million, partially offset by purchases of investments of $46.3 million, purchases of property and equipment of $2.3 million and purchase of intangible asset of 2.0 million.

Net Cash Provided by Financing Activities.  Cash provided by financing activities was $3.1 million in 2006 compared with $2.6 million in 2005 and $0.9 million in 2004. In 2006, net cash received from the exercise of stock options and shares purchased under our employee stock purchase plan was $3.1 million. In 2005, net cash received from the exercise of stock options and shares purchased under our employee stock purchase plan was $3.1 million which was partially offset by a $0.5 million payment of outstanding debt. In 2004, net cash received from the exercise of stock options and shares purchased under our employee stock purchase plan was $1.5 million, which amount was partially offset by payments of $0.7 million on our outstanding debt.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations (in thousands) at December 31, 2006. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the following table. In addition, we have unconditional purchase commitments for goods and services where payments are based, in part, on volume or type of services we require. In those cases, we only included the minimum volume or purchase commitment in the table below.

	Payments Due by Period
							2012
Contractual Obligations	Total	2007	2008	2009	2010	2011	and beyond

Operating lease commitments	$8,516	$2,363	$2,441	$2,219	$1,493	$—	$—

Unconditional purchase commitments	$1,814	$886	$808	$90	$30	$—	$—

With the exception of the above contractual cash obligations, we have no material off-balance sheet arrangements that have not been recorded in our consolidated financial statements.

For our New York, New York and San Jose, California offices, we have two certificates of deposit totaling approximately $570,000 and $676,000, as of December 31, 2006 and December 31, 2005, respectively, pledged as collateral to secure letters of credit required by our landlords for security deposits.

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

Related Party Transactions

For information regarding related party transactions, see Note 13 of Notes to Consolidated Financial Statements and Part II, Item 13. Certain Relationships and Related Transactions, and Director Independence included in this Annual Report on Form 10-K and incorporated by reference here.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk.  We invest our cash in a variety of financial instruments, consisting primarily of investments in money market accounts, high quality corporate debt obligations and United States government obligations. Our investments are made in accordance with an investment policy approved by our Board of Directors. All of our investments are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities, that typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At December 31, 2006, the average maturity of our investments was approximately five months and all investment securities had maturities of less than twenty-four months. The following table presents certain information about our financial instruments at December 31, 2006 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity		Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value

Available-for-sale securities	$42,373	$1,006	$43,379	$43,340
Weighted average interest rate	5.29%	5.21%

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

Foreign Currency Exchange Risk.  Our revenues and our expenses, except those related to our United Kingdom, Germany and Australia operations, are generally denominated in United States dollars. For the year ended December 31, 2006, we earned approximately 25% of our revenue from our international operations. Of this revenue from our international operations, 31% was denominated in United States dollars. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. We expect to continue to do a majority of our business in United States dollars.

Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

As of December 31, 2006, we had an aggregate of $3.2 million (notional amount) of short-term foreign currency forward exchange contracts denominated in British pounds outstanding.

Unrealized gains and losses related to the forward exchange contracts for the year ended December 31, 2006 were not material. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future. However, we cannot provide any assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally, we hedge only a portion of our foreign currency exchange exposure. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

The following table provides information about our foreign currency forward exchange contracts as of December 31, 2006. There were no forward exchange contracts as of December 31, 2005. All of our foreign currency forward exchange contracts mature within the next 12 months.

	Year Ended December 31, 2006
		Average
	Notional	Contract	Estimated
	Amount	Rate	Fair Value
	(In thousands except contract rates)

Foreign currency forward contracts:
British pounds	$3,232	1.9714	$21

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting

The Board of Directors and Stockholders
Callidus Software Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b), that Callidus Software Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Callidus Software Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Callidus Software Inc. based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Callidus Software Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Callidus Software Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Callidus Software Inc. and subsidiaries as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Mountain View, California
March 15, 2007

Item 9B.	Other Information

None.

PART III

Certain information required by Part III of Form 10-K is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our annual meeting of stockholders, currently scheduled for June 5, 2007, and the information included in the proxy statement shall be incorporated herein by reference when it is filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed with the Commission on March 27, 2006)
4.1	Certificate of Designations (incorporated by reference from Exhibit A to Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
4.3	Amended and Restated Registration and Information Rights Agreement dated as of December 24, 2002 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No
333-109059) filed with the Commission on September 23, 2003 and declared effective on November 19, 2003)
4.4	Stockholders Rights Agreement dated September 2, 2004 (incorporated by reference herein from Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
4.5	Amendment to Stockholders Rights Agreement dated September 28, 2004 (incorporated by reference herein from Exhibit 10.27.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)
10.1	Lease Agreement between W9/PHC II San Jose, L.L.C. and Callidus Software Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.2	1997 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.3	Form of Stock Option Agreement (incorporated by reference herein from Exhibit 10.7.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)
10.4	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 27, 2006)
10.5	Form of Change of Control Agreement with Messrs. Fior, Furino, Warfield (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.7	Employment Agreement with Robert W. Warfield dated November 15, 2001 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.8	Stock Option Agreement with Robert W. Warfield (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.9	Employment Agreement with Ronald J. Fior dated August 30, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.11	Employment Agreement with Richard D. Furino dated October 31, 2003 (incorporated by reference herein from Exhibit 10.21 to the Company’s Form 10-Q filed with the Commission on May 14, 2004)
10.12	Form of Performance-Based Stock Option Agreement for stock options granted to Messrs. Fior and Warfield on September 1, 2004 (incorporated by reference herein from Exhibit 10.28 to the Company’s Form 8-K filed with the Commission on September 3, 2004)

Exhibit
Number	Description

10.13	Stock Option Agreement between Mr. Richard Furino and the Company (Grant Date September 1, 2004) (incorporated by reference herein from Exhibit 10.29 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
10.14	Form of Executive Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Commission on March 28, 2006)
10.15	Employment Agreement of Robert H. Youngjohns (incorporated by reference to Exhibit 10.31 to the Company’s Form 8-K filed with the Commission on April 28, 2005)
10.16	Non-Qualified Stock Option Agreement with Robert H. Youngjohns (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-Q filed with the Commission on August 11, 2005)
10.17	Restricted Stock Agreement with Robert H. Youngjohns (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q filed with the Commission on August 11, 2005)
10.18	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed with the Commission on May 15, 2006)
10.19	Form of Director Change of Control Agreement — Full Single-Trigger (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed with the Commission on August 14, 2006)
10.20	Form of Executive Change of Control Agreement — Full Double-Trigger (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q filed with the Commission on August 14, 2006)
10.21	Stipulation of Settlement (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed with the Commission on August 14, 2006)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	302 Certifications
32.1	906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2007.

CALLIDUS SOFTWARE INC.

By:	/s/ RONALD J. FIOR
Ronald J. Fior,
Chief Financial Officer,
Senior Vice President, Finance and Operations

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ ROBERT H. YOUNGJOHNS Robert H. Youngjohns	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2007

/s/ RONALD J. FIOR Ronald J. Fior	Chief Financial Officer and Senior Vice President, Finance and Operations (Principal Accounting Officer)	March 15, 2007

/s/ MICHAEL A. BRAUN Michael A. Braun	Chairman	March 15, 2007

/s/ WILLIAM B. BINCH William B. Binch	Director	March 15, 2007

/s/ CHARLES M. BOESENBERG Charles M. Boesenberg	Director	March 15, 2007

/s/ GEORGE B. JAMES George B. James	Director	March 15, 2007

/s/ DAVID B. PRATT David B. Pratt	Director	March 15, 2007

/s/ MICHELE VION Michele Vion	Director	March 15, 2007

CALLIDUS SOFTWARE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-7
Notes to Consolidated Financial Statements	F-8
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 32.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Callidus Software Inc.:

We have audited the accompanying consolidated balance sheets of Callidus Software Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callidus Software Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, applying the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Callidus Software Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
March 15, 2007

CALLIDUS SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands, except per share amount)

ASSETS
Current assets:
Cash and cash equivalents	$12,082	$23,705
Short-term investments	40,857	40,000
Accounts receivable, net of allowances of $704 in 2006 and $790 in 2005	23,064	11,063
Prepaids and other current assets	3,939	1,581

Total current assets	79,942	76,349
Property and equipment, net	4,086	2,801
Deposits and other assets	1,166	1,494

Total assets	$85,194	$80,644

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$899	$756
Accrued payroll and related expenses	6,647	6,383
Accrued expenses	3,721	2,043
Deferred revenue	13,726	12,205

Total current liabilities	24,993	21,387
Deferred rent	681	377
Long-term deferred revenue	1,578	729
Other liabilities	562	—

Total liabilities	27,814	22,493

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 28,354 and 26,854 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	28	27
Additional paid-in capital	193,499	186,232
Deferred stock-based compensation	—	(445)
Accumulated other comprehensive income	408	171
Accumulated deficit	(136,555)	(127,834)

Total stockholders’ equity	57,380	58,151

Total liabilities and stockholders’ equity	$85,194	$80,644

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenues:
License revenues	$27,773	$17,843	$12,758
Maintenance and service revenues	48,335	43,610	45,936

Total revenues	76,108	61,453	58,694
Cost of revenues:
License revenues	546	377	774
Maintenance and service revenues(1)	34,794	30,284	32,551
Impairment of purchased technology	—	—	1,800

Total cost of revenues	35,340	30,661	35,125

Gross profit	40,768	30,792	23,569

Operating expenses:
Sales and marketing(1)	25,463	18,552	21,794
Research and development(1)	14,558	12,606	14,476
General and administrative(1)	12,367	9,744	10,319
Impairment of intangible assets	—	—	1,994
Restructuring expenses	—	—	1,488

Total operating expenses	52,388	40,902	50,071

Operating loss	(11,620)	(10,110)	(26,502)
Interest expense	—	(19)	(122)
Interest and other income, net	2,709	1,510	1,216

Loss before provision for income taxes	(8,911)	(8,619)	(25,408)
(Benefit) provision for income taxes	(62)	(14)	75

Loss before cumulative effect of a change in accounting principle	(8,849)	(8,605)	(25,483)

Cumulative effect of a change in accounting principle	128	—	—

Net loss	$(8,721)	$(8,605)	$(25,483)

Net loss per share — basic
Loss before cumulative effect of a change in accounting principle	$(0.32)	$(0.33)	$(1.04)
Cumulative effect of a change in accounting principle	0.01	—	—

Net loss per share	$(0.31)	$(0.33)	$(1.04)

Net loss per share — diluted
Loss before cumulative effect of a change in accounting principle	$(0.32)	$(0.33)	$(1.04)
Cumulative effect of a change in accounting principle	0.01	—	—

Net loss per share	$(0.31)	$(0.33)	$(1.04)

Shares used in basic per share computation	27,690	26,268	24,419

Shares used in diluted per share computation	27,690	26,268	24,419

(1)	Effective January 1, 2006, the Company adopted FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R) under the modified prospective method. Accordingly, for the year ended December 31, 2006, stock-based compensation was accounted for under SFAS 123R, while for the years prior to January 1, 2006, stock-based compensation was accounted for under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” See Note 6 — Stock-based Compensation. The amounts above include stock-based compensation as follows: Compensation. The amounts above include stock-based compensation as follows:

	Year Ended December 31,
	2006	2005	2004

Cost of maintenance and service revenues	$1,025	$109	$481
Sales and marketing	1,045	(226)	1,217
Research and development	917	226	1,061
General and administrative	1,766	435	2,826

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2006, 2005 and 2004

					Notes	Accumulated
			Additional	Deferred	Receivable	Other		Total
	Common Stock		Paid-in	Stock-based	from	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Stockholders	Income (Loss)	Deficit	Equity	Income (Loss)
	(In thousands, except per share data)

Balance as of December 31, 2003	23,961	$24	$184,343	$(9,328)	$(83)	$288	$(93,746)	$81,498
Cashless conversion of warrants	133	—	—	—	—	—	—	—
Exercise of stock options under stock incentive plans	979	2	1,114	—	—	—	—	1,116
Issuance of common stock under non-plan option	75	—	62	—	—	—	—	62
Issuance of common stock under stock purchase plans	107	—	350	—	—	—	—	350
Cancellation of unvested stock options	—	—	(3,150)	1,933	—	—	—	(1,217)
Amortization of deferred stock-based compensation	—	—	—	5,079	—	—	—	5,079
Stock-based compensation for modified options	—	—	1,724	—	—	—	—	1,724
Repayment on notes receivable	—	—	—	—	83	—	—	83
Unrealized loss on investments	—	—	—	—	—	(333)	—	(333)	(333)
Cumulative translation adjustment	—	—	—	—	—	153	—	153	153
Net loss	—	—	—	—	—	—	(25,483)	(25,483)	(25,483)

Balance as of December 31, 2004	25,255	26	184,443	(2,316)	—	108	(119,229)	63,032	(25,663)

Exercise of stock options under stock incentive plans	887	1	1,115	—	—	—	—	1,116
Issuance of common stock under stock purchase plans	672	—	1,991	—	—	—	—	1,991
Issuance of restricted common stock	28	—	98	(98)	—	—	—	—
Issuance of common stock under non-plan option	12	—	10		—	—	—	10
Cancellation of unvested stock options	—	—	(1,806)	585	—	—	—	(1,221)
Amortization of deferred stock-based compensation	—	—	—	1,384	—	—	—	1,384
Stock-based compensation for modified options	—	—	159	—	—	—	—	159
Issuance of stock options and warrants to non-employees	—	—	222	—	—	—	—	222
Unrealized gain on investments	—	—	—	—	—	219	—	219	219
Cumulative translation adjustment	—	—	—	—	—	(156)	—	(156)	(156)
Net loss	—	—	—	—	—	—	(8,605)	(8,605)	(8,605)

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2006, 2005 and 2004 — (Continued)

					Notes	Accumulated
			Additional	Deferred	Receivable	Other		Total
	Common Stock		Paid-in	Stock-based	from	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Stockholders	Income (Loss)	Deficit	Equity	Income (Loss)
	(In thousands, except per share data)

Balance as of December 31, 2005	26,854	27	186,232	(445)	—	171	(127,834)	58,151	(8,542)

Exercise of stock options under stock incentive plans	741	1	1,097	—	—	—	—	1,098
Issuance of common stock under stock purchase plans	725	—	1,990	—	—	—	—	1,990
Issuance of common stock under warrants	34	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,308	445	—	—	—	4,753
Unrealized gain on investments	—	—	—	—	—	54	—	54	$54
Cumulative translation adjustment	—	—	—	—	—	183	—	183	183
Cumulative effect of change in accounting principles	—	—	(128)	—	—	—	—	(128)
Net loss	—	—	—	—	—	—	(8,721)	(8,721)	(8,721)

Balance as of December 31, 2006	28,354	$28	$193,499	$—	$—	$408	$(136,555)	$57,380	$(8,484)

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net loss	$(8,721)	$(8,605)	$(25,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	1,873	1,632	1,552
Amortization of intangible assets	—	—	359
Provision for doubtful accounts and sales returns	766	1,127	2,577
Stock-based compensation	4,753	544	5,585
Non-cash expenses associated with non-employee options and warrants	—	3	77
Loss on disposal of property	16	9	127
Cumulative effect of a change in accounting principle	(128)	—	—
Impairment of intangible assets	—	—	3,794
Net amortization on investments	(97)	414	772
Changes in operating assets and liabilities:
Accounts receivable	(12,590)	(149)	251
Prepaids and other current assets	(2,345)	277	(408)
Other assets	212	210	(801)
Accounts payable	122	(1,142)	(1,611)
Accrued payroll and related expenses	219	2,577	(36)
Accrued expenses	1,335	259	(1,562)
Deferred revenue	2,291	5,956	(1,636)

Net cash (used in) provided by operating activities	(12,294)	3,112	(16,443)

Cash flows from investing activities:
Purchases of investments	(61,983)	(32,169)	(46,309)
Proceeds from maturities and sale of investments	61,275	44,140	56,300
Purchases of property and equipment	(1,970)	(1,082)	(2,340)
Proceeds from sale of property and equipment	—	—	14
Purchase of intangible asset	—	—	(1,958)
Change in restricted cash	122	(395)	318

Net cash (used in) provided by investing activities	(2,556)	10,494	6,025

Cash flows from financing activities:
Repayments of long-term debt	—	(519)	(694)
Net proceeds from issuance of common stock and warrants	3,087	3,116	1,528
Net proceeds from repayment of stockholder notes receivable	—	—	83

Net cash provided by financing activities	3,087	2,597	917

Effect of exchange rates on cash and cash equivalents	140	(149)	147

Net (decrease) increase in cash and cash equivalents	(11,623)	16,054	(9,354)
Cash and cash equivalents at beginning of year	23,705	7,651	17,005

Cash and cash equivalents at end of year	$12,082	$23,705	$7,651

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$59	$160

Cash paid for interest	$—	$16	$63

Non-cash investing and financing activities:
Purchases of property and equipment	$945	$—	$—

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Significant Accounting Policies

Description of Business

The Company is a provider of Sales Performance Management (SPM) and Enterprise Incentive Management (EIM) software systems to global companies. Large enterprises use SPM/EIM systems to model, administer, analyze and report on sales performance or incentive management plans that compensate employees and distribution channel partners. These systems also help enterprises achieve targeted quantitative and qualitative objectives, such as sales quotas, product and territory milestones, and customer satisfaction. The Company develops, markets, installs and supports rules-based enterprise application software to meet the dynamic SPM and EIM requirements of large, complex businesses across multiple industries.

Principles of Consolidation

The consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the Company), which include wholly-owned subsidiaries in Australia, Canada, Germany and the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications

Certain amounts from prior periods as reported in the consolidated statements of operations have been reclassified to conform to the current period presentation. See Note 6 — Stock-based Compensation for further discussion of these reclassifications which are related to the Company’s adoption of FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107).

Certain amounts from prior periods as reported in the consolidated statements of cash flows have been reclassified. Specifically, $0.4 million and $0.1 million of change in restricted cash have been reclassified from net cash (used in) provided by operating activities to net cash (used in) provided by investing activities for the years ended December 31, 2005 and 2004, respectively.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Accordingly, the foreign currencies are translated into U.S. dollars using exchange rates in effect at period end

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for assets and liabilities and average rates during each reporting periods for the results of operations. Adjustments resulting from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in interest and other income, net in the accompanying consolidated statements of operations and were insignificant for all years presented.

Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of December 31, 2006 and 2005 consisted of money market funds and corporate notes and obligations.

The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2006 and 2005, all investment securities are designated as “available-for-sale.” The Company considers all investments that are available-for-sale that have a maturity date longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. These available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains (losses) reported as a separate component of stockholders’ equity. The Company periodically reviews the realizable value of its investments in marketable securities. When assessing marketable securities for other-than temporary declines in value, the Company considers such factors as the length of time and extent to which fair value has been less than the cost basis, the market outlook in general and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If an other-than — temporary impairment of the investments is deemed to exist, the carrying value of the investment would be written down to its estimated fair value.

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

The Company’s customer base consists of businesses throughout North America, Europe and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of December 31, 2006, the Company had two customers comprising 14% and 10% of net accounts receivable. As of December 31, 2005, the Company had four customers comprising 19%, 14%, 13% and 11% of net accounts receivable.

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

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service requests. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses, while provisions for sales returns are offset against maintenance and service revenues.

Below is a summary of the changes in the Company’s valuation accounts for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Balance at	Provision,		Balance at
	Beginning	Net of		End of
	of Period	Recoveries	Write-Offs	Period

Allowance for doubtful accounts
Year ended December 31, 2004	$187	$160	$(27)	$320
Year ended December 31, 2005	320	493	(333)	480
Year ended December 31, 2006	480	(12)	(5)	463

	Balance at		Remediation	Balance at
	Beginning		Service	End of
	of Period	Provision	Claims	Period

Sales return reserve
Year ended December 31, 2004	$647	$2,417	(2,527)	$537
Year ended December 31, 2005	537	634	(861)	310
Year ended December 31, 2006	310	778	(847)	241

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

Restricted Cash

Included in deposits and other assets in the consolidated balance sheets at December 31, 2006 and December 31, 2005 is restricted cash of $570,000 and $676,000, respectively, related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities. Additionally, as of December 31, 2005, the Company had restricted cash of $15,000 related to a California sales tax deposit. Restricted cash is included in other assets based on the contractual term for the release of the restriction.

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

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measured at the lower of their carrying amount or fair value less cost to sell and the Company ceases further depreciation or amortization.

Research and Development Costs

Software development costs associated with new products and enhancements to existing products are expensed as incurred until technological feasibility, in the form of a working model, is established, at which time any additional development costs would be capitalized in accordance with SFAS No. 86, “Computer Software to Be Sold, Leased, or Otherwise Marketed”. In December 2003, the Company purchased a non-exclusive, fully-paid, royalty-free license to copy, create, modify, and enhance the source code for its TruePerformance product. The $2.0 million purchase price was recorded as an intangible asset in the consolidated balance sheet as of December 31, 2003. During the first half of 2004, the Company amortized $200,000 and recorded an impairment charge of $1.8 million related to the capitalized software costs (see Note 4). To date, the Company’s other software development projects have been completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized.

Stock-based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R. See Note 6 — Stock-based Compensation for further discussion.

Foreign Currency

The Company transacts business in foreign countries in U.S. dollars and in various foreign currencies. Occasionally, the Company may enter into forward exchange contracts to reduce its exposure to currency fluctuations on its foreign currency exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on the Company’s operating results. The Company does not use these contracts for speculative or trading purposes.

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value. For derivative instruments not designated as hedging instruments under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by FASB Statement No, 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, changes in fair values are recognized in operating results in the current period.

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

Cumulative Effect of a Change in Accounting Principle

Cumulative effect of a change in accounting principle was $128,000 for 2006, and resulted from the change in accounting principle from APB No. 25 to SFAS 123R on January 1, 2006. The cumulative effect of a change in

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting principle is generally one time in nature and not expected to occur as part of our normal business on a regular basis. See Note 6 — Stock-based Compensation for further discussion.

Revenue Recognition

The Company generates revenues primarily by licensing software and providing related software maintenance and professional services to its customers. The Company also generates revenue by providing its software application as a service through its on — demand offerings.

The Company recognizes revenues in accordance with accounting standards for software and service companies. The Company will not recognize revenue until persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is deemed probable. The Company evaluates each of these criteria as follows:

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

In arrangements where the customer is obligated to pay at least 90% of the license amount within normal payment terms and the remaining 10% is to be paid within a year from the contract effective date, the Company will recognize the license revenue for the entire arrangement upon delivery assuming all other revenue recognition criteria have been met. This policy is effective as long as the Company continues to maintain a history of providing similar terms to customers and collecting from those customers without providing any contractual concessions.

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

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Contract Accounting Method.  For arrangements where services are considered essential to the functionality of the software, such as where the payment of the license fees is dependent upon performance of the services, both the license and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). The Company generally uses the percentage-of-completion method because the Company is able to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion. However, if the Company cannot make reasonably dependable estimates, the Company uses the completed-contract method. If total cost estimates exceed revenues, the Company accrues for the estimated loss on the arrangement.

In certain arrangements, the Company has provided for unique acceptance criteria associated with the delivery of consulting services. In these instances, the Company has recognized revenue in accordance with the provisions of SOP 81-1. To the extent there is contingent revenue in these arrangements, the Company measures the level of profit that is expected based on the non-contingent revenue and the total expected project costs. If the Company is assured of a certain level of profit excluding the contingent revenue, the Company recognizes the non-contingent revenue on a percentage-of-completion basis.

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

Professional Service Revenue.  Professional service revenues primarily consist of configuration and integration services related to the installation and configuration of the Company’s products as well as training. The Company’s installation and configuration services do not involve customization to, or development of, the underlying software code. Substantially all of the Company’s professional services arrangements are on a time and materials basis. For professional service arrangements with a fixed fee, the Company recognizes revenue utilizing the proportional performance method of accounting. The Company estimates the proportional performance on fixed fee contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completion, revenue is recognized upon completion of performance. To the extent the Company enters into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.

On-Demand Revenue.  On-Demand revenues include both managed and hosted service offerings and are recorded as maintenance and services revenues in the Company’s statements of operations. The Company’s on-demand offerings allow its customers to outsource the operation and management of the Company’s software products to the Company. Managed services are generally sold under long-term renewable contracts with minimum purchase commitments. Revenues from the managed service offering are generally recognized on a time and materials basis for both the initial customer set-up and the ongoing operation and management of the software.

In hosted arrangements where the Company provides its software application as a service, the Company has considered Emerging Issues Task Force Issue No. 00-3 (EITF 00-3), “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and has concluded that generally these transactions are considered service arrangements and fall outside of the scope of SOP 97-2. Accordingly, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” Customers will typically prepay for the Company’s hosted offering services, amounts which the Company will defer and recognize ratably over the non-cancellable term of the customer contract. The Company evaluates whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) the Company sells or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item and (iv) there is a general right of return.

For those arrangements where the elements qualify for separate units of accounting, the hosting revenues are recognized ratably over the contract term beginning on the service commencement date. Implementation and configuration services, when sold with the hosted offering, are recognized as the services are rendered for time and material contracts, and for fixed price contracts they are recognized utilizing the proportional performance method of accounting. For arrangements with multiple deliverables, the Company allocates the total contractual arrangement to the separate units of accounting based on their relative fair values, as determined by the fair value of the undelivered and delivered items when sold separately.

If a consulting arrangement for implementation and configuration services associated with a hosted on-demand engagement does not qualify as a separate unit of accounting, the Company will recognize the revenue from implementation and configuration services ratably over the remaining non-cancellable term of the subscription contract once the implementation is complete. In addition, the Company would defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then the Company would recognize a loss for incurred and projected direct costs in excess of the contract value. The deferred costs on the Company’s consolidated balance sheet for these consulting arrangements totaled $2.0 million and $0 at December 31, 2006 and December 31, 2005, respectively.

Included in the deferred costs for hosting arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company would amortize over the non-cancellable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand product offerings was $0.2 million and $0 at December 31, 2006 and December 31, 2005, respectively.

Cost of Revenues

Cost of license revenues consists primarily of third-party royalties and amortization of purchased technology. Cost of maintenance and service revenues consists primarily of salaries, benefits, travel and allocated overhead

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs related to consulting, training and other professional services personnel, including cost of services provided by third-party consultants engaged by the Company. In addition, in 2004, cost of revenues included an impairment of purchased technology.

Advertising Costs

The Company expenses advertising costs in the period incurred. Advertising expense was $150,000, $314,000, and $734,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options and warrants to the extent these shares are dilutive. For the years ended December 31, 2006, 2005 and 2004, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.

Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2006	2005	2004

Stock options	6,996	5,250	5,486
Restricted stock	12	28	—
Warrants	55	69	75

Totals	7,063	5,347	5,561

The weighted average exercise price of stock options excluded for the years ended December 31, 2006, 2005 and 2004 was $4.21, $3.84 and $3.46, respectively. The weighted average exercise price of warrants excluded for the years ended December 31, 2006, 2005 and 2004 was $6.79, $6.08 and $5.91, respectively.

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

The following table sets forth the components of other comprehensive income as of December 31, 2006 and 2005:

	2006	2005

Unrealized gain (loss) on available-for-sale securities	$(37)	$(91)
Cumulative foreign currency translation, net of tax	445	262

Balance at December 31	$408	$171

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN No. 48 will have on its consolidated financial statements but does not expect the effect to be material.

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

In October 2006, the FASB issued FASB Staff Position (FSP) FAS 123(R)-6, “Technical Corrections of FASB Statement No. 123(R).” FSP FAS 123(R)-6 addresses certain technical corrections of FASB Statement No. 123 (revised 2004), “Share-Based Payment.” FSP FAS 123(R)-6 is effective for the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-6 to have a material impact on its consolidated statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company will adopt the new accounting provisions as of January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated financial statements but does not expect the effect to be material.

Note 2 — Investments in Debt and Equity Securities

The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. Interest is included in interest and other income, net, in the accompanying consolidated financial statements. Realized gains

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities were as follows for December 31, 2006 and December 31, 2005 (in thousands):

		Unrealized	Unrealized
December 31, 2006	Cost	Gains	Losses	Fair Value

Auction rate securities and preferred stock	$13,750	$—	$—	$13,750
Corporate notes and obligations	29,129	—	(37)	29,092
US government and agency obligations	500	—	(2)	498

Investments in debt and equity securities	$43,379	$—	$(39)	$43,340

		Unrealized	Unrealized
December 31, 2005	Cost	Gains	Losses	Fair Value

Auction rate securities and preferred stock	$20,575	$—	$—	$20,575
Corporate notes and obligations	11,997	—	(35)	11,962
US government and agency obligations	12,500	—	(56)	12,444

Investments in debt and equity securities	$45,072	$—	$(91)	$44,981

	December 31,	December 31,
	2006	2005

Recorded as:
Cash equivalents	$2,483	$4,981
Short-term investments	40,857	40,000

	$43,340	$44,981

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

There were no realized gains or losses on the sales of securities in 2006, 2005 and 2004, respectively.

Note 3 — Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2006	2005

Equipment	$7,870	$6,624
Purchased software	4,489	3,106
Furniture and fixtures	1,571	1,494
Leasehold improvements	1,385	1,070

	15,315	12,294
Less accumulated depreciation and amortization	11,229	9,493

Property and equipment, net	$4,086	$2,801

Depreciation and amortization expense for 2006, 2005 and 2004 was $1.9 million, $1.6 million and $1.6 million, respectively.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The total purchase price to acquire the assembled workforce was as follows (in thousands):

Cash paid to Cezanne Software	$1,679
Assumption of liabilities	203
Transaction costs and expenses	271

$2,153

The purchase price allocation was as follows (in thousands):

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

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of intangible assets was as follows (in thousands):

Balance as of December 31, 2003	$2,000
Assembled workforce acquired during 2004	2,153
Less: Amortization expense	(359)
Impairment of purchased technology	(1,800)
Impairment on other intangibles	(1,994)

Balance as of December 31, 2004	$—

Note 5 — Commitments and Contingencies

Contingencies

The Company is from time to time a party to various litigation matters incidental to the conduct of its business, none of which, at the present time, is likely to have a material adverse effect on the Company’s future financial results.

In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2006, the Company had not recorded any such liabilities in accordance with SFAS 5. The Company believes that it has valid defenses with respect to the legal matters pending against the Company and that the probability of a loss under such matters is remote.

Other Contingencies

The Company generally warrants that its products shall perform to its standard documentation. Under the Company’s standard warranty, should a product not perform as specified in the documentation within the warranty period, the Company will repair or replace the product or refund the license fee paid. Such warranties are accounted for in accordance with SFAS 5. To date, the Company has not incurred any costs related to warranty obligations.

The Company’s product license agreements typically include a limited indemnification provision for claims by third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To date, the Company has not incurred and therefore has not accrued for any costs related to such indemnification provisions.

  Commitments

The Company leases its facilities under several non-cancelable operating lease agreements that expire at various dates through 2010. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. The Company had deferred rent of $681,000 and $377,000 as of December 31, 2006 and 2005, respectively. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $2.5 million, $2.6 million and $2.6 million, respectively. In addition, the Company, in the normal course of business, enters into unconditional purchase commitments for supplies and services.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For each of the next five years and beyond, noncancelable long-term operating lease obligations and unconditional purchase commitments are as follows:

	Operating Lease	Unconditional
	Commitments	Purchase Commitments
	(In thousands)

Year Ending December 31:
2007	$2,363	$886
2008	2,441	808
2009	2,219	90
2010	1,493	30
2011 and beyond	—	—

Future minimum payments	$8,516	$1,814

Included in deposits and other assets in the consolidated balance sheets at December 31, 2006 and December 31, 2005 is restricted cash of $570,000 and $676,000 respectively, related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secures letters of credit required by landlords to meet security deposit requirements for the leased facilities.

Note 6 — Stock-based Compensation

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

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the year ended December 31, 2006, the Company had no excess tax benefits generated from option exercises. Due to the full valuation allowance for its net deferred tax assets, the Company has not recorded any tax benefit attributable to compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R. To determine excess tax benefit, the Company used the simplified method as set forth in the FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.

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

Expense Summary

Under the provisions of SFAS 123R, $4.8 million of stock-based compensation expense was recorded for the year ended December 31, 2006 in the consolidated statements of operations. Of the total stock-based compensation expense, approximately $4.1 million was related to stock options and $0.7 million was related to purchases of common stock under the ESPP. As of December 31, 2006, there was $6.5 million and $0.3 million of total unrecognized compensation expense related to stock options and ESPP, respectively. This expense related to stock options and ESPP is expected to be recognized over a weighted average period of 1.80 years and 0.62 year, respectively.

In addition, SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption of SFAS 123R as if all stock-based employee compensation was accounted for under the fair value method of SFAS 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2005 and December 31, 2004, as previously reported (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004

Net loss as reported	$(8,605)	$(25,483)
Add: Stock-based employee compensation expense under APB No. 25 included in reported net loss, net of tax	544	5,585
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(3,470)	(8,199)

Pro forma net loss	$(11,531)	$(28,097)

Basic and diluted net loss per share, as reported	$(0.33)	$(1.04)
Pro forma basic and diluted net loss per share	$(0.44)	$(1.15)

Determination of Fair Value

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. Because the Company has limited available data, the expected life

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of options is based on the simplified method as allowed by SAB 107. This simplified method averages an award’s weighted average vesting period and its contractual term. The expected volatility of stock options is calculated using a combination of the historical volatility of the price of the Company’s common stock as well as the historical stock price volatility and implied volatility of traded options for similar entities’ common stock. The Company believes that this blended approach provides a better estimate of the expected future volatility of the Company’s common stock over the expected life of its stock options. Prior to the first quarter of 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information disclosures of stock-based compensation expense. The expected volatility of ESPP shares is calculated using the historical volatility of the price of the Company’s common stock. Expected volatilities of both options and common stock issued pursuant to the ESPP are based upon the expected terms of the options and common stock issued pursuant to the ESPP, respectively. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Year Ended December 31,
	2006	2005	2004

Stock Option Plans
Expected life (in years)	2.50 to 6.00	3.10	2.30
Risk-free interest rate	4.36% to 5.11%	3.90%	2.80%
Volatility	54% to 60%	68%	67%
Dividend Yield	—	—	—

Employee Stock Purchase Plan
Expected life (in years)	0.49 to 1.00	0.80	1.00
Risk-free interest rate	4.68% to 5.17%	3.80%	1.70%
Volatility	36% to 43%	49%	63%
Dividend Yield	—	—	—

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

The 2003 Stock Incentive Plan became effective upon the completion of the Company’s initial public offering in November 2003. As of December 31, 2006, the Company was authorized to issue approximately 8,852,000 shares of common stock under the plan. Under the plan, the Company’s board of directors may grant stock options or other types of stock-based awards, such as restricted stock, restricted stock units, stock bonus awards or stock appreciation rights. Incentive stock options may be granted only to the Company’s employees. Nonstatutory stock options and other stock-based awards may be granted to employees, consultants or non-employee directors. These options vest as determined by the board, generally over 4 years. Formerly, the Company’s board of directors had approved a contractual term of 10 years, but effective April 24, 2006, the board of directors approved a reduction of the contractual term to 5 years for all future grants. The vesting period generally equals the requisite service period of the individual grantees. On July 1 of each year, the aggregate number of shares reserved for

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance under this plan increases automatically by a number of shares equal to the lesser of (i) 5% of the Company’s outstanding shares, (ii) 2,800,000 shares, or (iii) a lesser number of shares approved by the board.

A summary of the status of the Company’s options under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan are as follows:

				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number of	Exercise	Contractual	Intrinsic
	for Grant	Shares	Price	Term (Years)	Value
					(In thousands)

Outstanding as of December 31, 2003	2,406,626	5,140,244	2.46
Authorized	1,220,097	—	—
Granted	(1,506,863)	1,506,863	7.18
Exercised	—	(978,992)	1.13
Canceled	799,174	(799,174)	4.43

Outstanding as of December 31, 2004	2,919,034	4,868,941	3.87
Authorized	1,310,502	—
Granted	(2,238,506)	2,238,506	3.96
Exercised	—	(886,826)	1.25
Canceled	895,478	(895,478)	5.26

Outstanding as of December 31, 2005	2,886,508	5,325,143	4.11
Authorized	1,381,375	—
Granted	(2,538,392)	2,538,392	4.73
Exercised	—	(741,134)	1.48
Forfeited	500,432	(500,432)	4.66
Expired	169,064	(169,064)	9.35

Outstanding as of December 31, 2006	2,398,987	6,452,905	$4.47	6.95	$14,778

Vested and Expected to Vest as of December 31, 2006		5,904,104	$4.46	6.97	$13,784

Exercisable as of December 31, 2006		2,826,433	$4.32	6.80	$7,906

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the range of exercise prices and weighted average remaining contractual life of outstanding options under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan are as follows:

		Options Outstanding
		Weighted Average	Weighted	Options Exercisable
		Remaining	Average		Weighted
	Number of	Contractual Life	Exercise	Number of	Average
Range of Exercise Prices	Shares	(Years)	Price	Shares	Exercise Price

$ 0.17 - $ 1.00	725,349	5.42	$0.86	703,944	$0.86
$ 1.34 - $ 3.65	388,645	7.17	2.83	329,030	2.84
$ 3.70 - $ 3.70	922,331	8.75	3.70	294,278	3.70
$ 3.80 - $ 4.15	896,296	8.26	3.99	287,636	3.95
$ 4.17 - $ 4.30	292,469	7.06	4.18	213,833	4.17
$ 4.38 - $ 4.38	697,694	9.08	4.38	152,193	4.38
$ 4.44 - $ 4.54	496,663	8.23	4.51	273,630	4.52
$ 4.69 - $ 4.69	1,037,596	4.66	4.69	68,065	4.69
$ 4.84 - $ 8.51	645,781	4.88	5.73	227,686	6.04
$10.00 - $16.59	350,081	6.32	14.47	276,138	14.28

$ 0.17 - $16.59	6,452,905	6.95	$4.47	2,826,433	$4.32

The weighted-average fair value of stock options granted during the year ended December 31, 2006 was $2.31 per share. For the year ended December 31, 2005, the weighted-average fair value of stock options granted was $1.80. The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $2.8 million. For the year ended December 31, 2005, the total intrinsic value of stock options exercised was $2.8 million. The total cash received from employees as a result of stock option exercises was $1.1 million for the year ended December 31, 2006. For the year ended December 31, 2005, the total cash received from employees as a result of stock option exercises was $1.1 million. The Company settles employee stock option exercises with newly issued common shares.

Employee Stock Purchase Plan

In August 2003, the board of directors adopted the Employee Stock Purchase Plan (ESPP) which became effective upon the completion of the Company’s initial public offering and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount on a periodic basis through payroll deductions. Each offering period will be for 12 months and will consist of two consecutive six-month purchase periods. The purchase price for shares of common stock purchased under the purchase plan will be 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period and the fair market value of the Company’s common stock on the last day of each purchase period. The Company issued approximately 725,000 shares during the year ended December 31, 2006 under the ESPP. The weighted-average fair value of stock purchase rights granted under the ESPP during the year ended December 31, 2006 was $1.41 per share. During the year ended December 31, 2005, the weighted-average fair value of stock purchase rights granted under the ESPP was $1.05 per share, respectively.

Other Plan Awards

On June 7, 2005, the Company granted 28,000 shares of restricted stock to its chief executive officer. The shares were subject to repurchase until they fully vested on May 31, 2006. The restricted stock had a fair value of $3.50 per share on the date of grant. Compensation expense was amortized over the vesting period of one year and

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was $57,000 and $41,000 for the years ended December 31, 2005 and December 31, 2006, respectively. As of December 31, 2006, unrecognized expense related to the restricted stock award was zero.

Additionally, on May 31, 2005, the Company granted its chief executive officer an option to purchase 1,000,000 shares of its common stock with an exercise price of $3.45 per share, which was the fair market value of the Company’s common stock on the date of grant. The option has a contractual term of 10 years and vests over four years, with 25% of the shares subject to the option vesting on the first anniversary of the grant date and 1/48th vesting each month thereafter. The vesting period equals the requisite service period of the grant. A summary of the status of this option for the year ended December 31, 2006 is as follows:

				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number of	Exercise	Contractual	Intrinsic
	for Grant	Shares	Price	Term (Years)	Value
					(In thousands)

Outstanding as of December 31, 2005	—	1,000,000	$3.45
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Outstanding as of December 31, 2006	—	1,000,000	$3.45	8.41	$2,850

Vested and Expected to Vest as of December 31, 2006		1,000,000	$3.45	8.41	$2,850

Exercisable as of December 31, 2006		395,833	$3.45	8.41	$1,128

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

Convertible Preferred Stock

Upon completion of the Company’s initial public offering, the Company amended its certificate of incorporation and authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001. None of these shares were outstanding as of December 31, 2006 or 2005.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Income Taxes

The following is a geographical breakdown of consolidated loss before income taxes by income tax jurisdiction (in thousands):

	2006	2005	2004

United States	$(9,121)	$(8,875)	$(21,916)
Foreign	462	256	(3,492)

Total	$(8,659)	$(8,619)	$(25,408)

The (benefit) provision for income taxes for the years ended December 31, 2006, 2005 and 2004 consists of the following (in thousands):

	2006	2005	2004

Current:
Federal	$—	$(45)	$—
State	(61)	20	67
Foreign	(1)	11	8

Total (benefit) provision for income taxes	$(62)	$(14)	$75

The (benefit) provision for income taxes differs from the expected tax benefit computed by applying the statutory federal income tax rates to consolidated loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Federal tax at statutory rate	$(2,944)	$(2,949)	$(8,639)
State taxes, net of federal benefit	—	20	67
Non-deductible expenses	(233)	11	44
Stock-based compensation	—	—	359
Current year net operating losses and other deferred tax assets for which no benefit has been recognized	3,115	2,914	8,244
Other	—	(10)	—

Total (benefit) provision for income taxes	$(62)	$(14)	$75

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Net deferred tax assets consist of the following (in thousands):

	As of December 31,
	2006	2005

Deferred tax assets
Net operating loss carryforwards and deferred start-up costs	$22,322	$25,434
Property and equipment	738	293
Accrued expenses	1,405	2,306
Purchased technology	522	756
Unrealized gain/loss on investments	(60)	10
Research and experimentation credit carryforwards	9,473	7,612
Capitalized research and experimentation costs	14,497	8,659
Deferred stock compensation	1,746	586

Gross deferred tax assets	50,643	45,656
Less valuation allowance	(50,643)	(45,656)

Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of the future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the period in which the temporary differences are deductible, management believes it is more likely than not that the Company will not realize the benefits of such deferred tax assets. As of December 31, 2006 and 2005, the net deferred tax assets were fully offset by a valuation allowance due to the uncertainty of the Company’s ability to realize such assets. The net changes in the total valuation allowance for the years ended December 31, 2006 and 2005 was an increase of $5.0 million and $3.8 million, respectively.

As of December 31, 2006, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $56.0 million and $22.8 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards, if not utilized, will expire over 20 years beginning in 2019. The California net operating loss carryforward, if not utilized, will expire beginning in 2011.

The Company also has research credit carryforwards for federal and California income tax purposes of approximately $5.4 million and $4.8 million, respectively, available to reduce future income taxes. The federal research credit carryforward, if not utilized, will expire over 20 years beginning in 2018. The California research credit carries forward indefinitely.

Federal and California tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company’s ability to utilize its net operating loss and tax credit carryforwards are subject to limitations under these provisions.

Not included in the deferred income tax asset balance at December 31, 2006 is approximately $0.4 million which pertains to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

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

Further, if an Acquiring Person becomes the beneficial owner of 15% or more of the Company’s common stock, upon the exercise of each Right, the holder will be entitled to receive, in lieu of preferred stock, common stock having a market value equal to two times the purchase price of the right. However, if the number of shares of common stock which are authorized by the Company’s certificate of incorporation are not sufficient to issue such common shares, then the Company shall issue such number of one one-thousandths of a share of preferred stock as are then equivalent in value to the common shares. In addition, if, following an acquisition of 15% or more of the Company’s common stock, the Company is involved in certain mergers or other business combinations, each right will entitle the holder to purchase a number of shares of common stock of the other party to such transaction equal in value to two times the purchase price of the right.

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

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information:

Total revenues consist of (in thousands):

	Year Ended December 31,
	2006	2005	2004

United States	$57,060	$56,460	$53,623
Europe	11,553	3,146	3,289
Asia Pacific	7,495	1,847	1,782

	$76,108	$61,453	$58,694

Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

The following table summarizes revenues to significant customers (including resellers when product is sold through them to an end user) as a percentage of total revenues.

	Year Ended December 31,
	2006	2005	2004

Customer 1	13%	12%	1%
Customer 2	2%	3%	12%
Customer 3	2%	10%	6%

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

Note 13 — Related Party Transaction

In 2005, the Company entered into a service agreement with Saama Technologies, Inc. for software consulting services. William Binch, who was appointed to the Company’s Board of Directors in April 2005, is also currently a member of Saama’s board of directors. The Company had expenses of approximately $938,000 and $226,000 for services rendered by Saama for 2006 and 2005, respectively.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Quarterly Financial Data (Unaudited) (in thousands, except for per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year ended December 31, 2006
Total revenue	$16,957	$17,664	$17,425	$24,062	$76,108
Gross profit	9,041	8,931	9,115	13,681	40,768
Net income (loss)	(3,110)	(3,205)	(2,508)	102	(8,721)
Basic net income (loss) per share	$(0.11)	$(0.12)	$(0.09)	$—	$(0.31)
Diluted net income (loss) per share	$(0.11)	$(0.12)	$(0.09)	$—	$(0.31)
Weighted average common shares (basic)	27,116	27,486	27,888	28,260	27,690
Weighted average common shares (diluted)	27,116	27,486	27,888	30,018	27,690
Year ended December 31, 2005
Total revenue	$14,501	$12,615	$17,098	$17,239	$61,453
Gross profit	7,174	4,804	9,274	9,540	30,792
Net loss	(2,494)	(3,718)	(906)	(1,487)	(8,605)
Basic net loss per share	$(0.10)	$(0.14)	$(0.03)	$(0.06)	$(0.33)
Diluted net loss per share	$(0.10)	$(0.14)	$(0.03)	$(0.06)	$(0.33)
Weighted average common shares (basic)	25,742	26,144	26,425	26,752	26,268
Weighted average common shares (diluted)	25,742	26,144	26,425	26,752	26,268

     Reclassifications

Certain amounts from prior quarters in 2006 as reported in the consolidated statements of cash flows have been reclassified. Specifically, $0.1 million of change in restricted cash have been reclassified in the fourth quarter of 2006 from net cash (used in) provided by operating activities to net cash (used in) provided by investing activities for the nine months ended September 30, 2006.

Certain amounts from prior periods as reported in the consolidated statements of operations have been reclassified to conform to the current period presentation. During the fourth quarter of 2006, the Company recorded approximately $62,000 of income tax benefit relating to 2004. The Company recorded this during the current quarter, as the amounts are not material to any of the prior periods and are not material to 2006.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed with the Commission on March 27, 2006)
4.1	Certificate of Designations (incorporated by reference from Exhibit A to Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
4.3	Amended and Restated Registration and Information Rights Agreement dated as of December 24, 2002 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003 and declared effective on November 19, 2003)
4.4	Stockholders Rights Agreement dated September 2, 2004 (incorporated by reference herein from Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
4.5	Amendment to Stockholders Rights Agreement dated September 28, 2004 (incorporated by reference herein from Exhibit 10.27.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)
10.1	Lease Agreement between W9/PHC II San Jose, L.L.C. and Callidus Software Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.2	1997 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.3	Form of Stock Option Agreement (incorporated by reference herein from Exhibit 10.7.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)
10.4	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 27, 2006)
10.5	Form of Change of Control Agreement with Messrs. Fior, Furino, Warfield (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.7	Employment Agreement with Robert W. Warfield dated November 15, 2001 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.8	Stock Option Agreement with Robert W. Warfield (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.9	Employment Agreement with Ronald J. Fior dated August 30, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.11	Employment Agreement with Richard D. Furino dated October 31, 2003 (incorporated by reference herein from Exhibit 10.21 to the Company’s Form 10-Q filed with the Commission on May 14, 2004)
10.12	Form of Performance-Based Stock Option Agreement for stock options granted to Messrs. Fior and Warfield on September 1, 2004 (incorporated by reference herein from Exhibit 10.28 to the Company’s Form 8-K filed with the Commission on September 3, 2004)

Exhibit
Number	Description

10.13	Stock Option Agreement between Mr. Richard Furino and the Company (Grant Date September 1, 2004) (incorporated by reference herein from Exhibit 10.29 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
10.14	Form of Executive Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Commission on March 28, 2006)
10.15	Employment Agreement of Robert H. Youngjohns (incorporated by reference to Exhibit 10.31 to the Company’s Form 8-K filed with the Commission on April 28, 2005)
10.16	Non-Qualified Stock Option Agreement with Robert H. Youngjohns (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-Q filed with the Commission on August 11, 2005)
10.17	Restricted Stock Agreement with Robert H. Youngjohns (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q filed with the Commission on August 11, 2005)
10.18	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed with the Commission on May 15, 2006)
10.19	Form of Director Change of Control Agreement — Full Single-Trigger (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed with the Commission on August 14, 2006)
10.20	Form of Executive Change of Control Agreement — Full Double-Trigger (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q filed with the Commission on August 14, 2006)
10.21	Stipulation of Settlement (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed with the Commission on August 14, 2006)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	302 Certifications
32.1	906 Certifications