Form 10-Q
period 2007-03-31
CALLIDUS SOFTWARE INC
filed 2007-05-10
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
     There were 28,900,021 shares of the registrant’s common stock, par value $0.001, outstanding on May 3, 2007, the latest practicable date prior to the filing of this report.

     Callidus Software®, the Callidus logo®, Callidus TRUEANALYTICS™, TRUECOMP®, TRUEINFORMATION®, TRUEPERFORMANCE®, TRUEPRODUCER™ and TRUERESOLUTION® are our trademarks, among others not referenced in this quarterly report of Form 10-Q. All other trademarks, service marks, or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,049	$12,082
Short-term investments	37,872	40,857
Accounts receivable, net	20,089	23,064
Prepaids and other current assets	3,652	3,939

Total current assets	82,662	79,942
Property and equipment, net	3,722	4,086
Deposits and other assets	1,136	1,166

Total assets	$87,520	$85,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,054	$899
Accrued payroll and related expenses	5,768	6,647
Accrued expenses	5,933	3,721
Deferred revenue	14,537	13,726

Total current liabilities	28,292	24,993
Deferred rent	669	681
Long-term deferred revenue	1,318	1,578
Other liabilities	455	562

Total liabilities	30,734	27,814

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,869 and 28,354 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	29	28
Additional paid-in capital	196,385	193,499
Accumulated other comprehensive income	445	408
Accumulated deficit	(140,073)	(136,555)

Total stockholders’ equity	56,786	57,380

Total liabilities and stockholders’ equity	$87,520	$85,194

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Revenues:
License revenues	$8,358	$6,958
Maintenance and service revenues	16,483	9,999

Total revenues	24,841	16,957
Cost of revenues:
License revenues	221	136
Maintenance and service revenues	12,380	7,780

Total cost of revenues	12,601	7,916

Gross profit	12,240	9,041

Operating expenses:
Sales and marketing	8,255	6,190
Research and development	4,198	3,570
General and administrative	3,902	3,087

Total operating expenses	16,355	12,847

Operating loss	(4,115)	(3,806)
Interest and other income	769	568

Loss before provision for income taxes	(3,346)	(3,238)
Provision for income taxes	21	—

Loss before cumulative effect of a change in accounting principle	(3,367)	(3,238)

Cumulative effect of a change in accounting principle	—	128

Net loss	$(3,367)	$(3,110)

Net loss per share — basic and diluted
Loss before cumulative effect of a change in accounting principle	$(0.12)	$(0.12)
Cumulative effect of a change in accounting principle	—	0.01

Net loss per share	$(0.12)	$(0.11)

Shares used in basic per share computation	28,610	27,116

Shares used in diluted per share computation	28,610	27,116

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,367)	$(3,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	472	418
Provision for doubtful accounts and sales returns	151	500
Stock-based compensation	1,228	1,209
Loss on disposal of property	2	3
Net (accretion) amortization on investments	(173)	21
Cumulative effect of a change in accounting principle	—	(128)
Changes in operating assets and liabilities:
Accounts receivable	2,838	(529)
Prepaids and other current assets	288	264
Other assets	31	(9)
Accounts payable	1,152	560
Accrued payroll and related expenses	(881)	(2,594)
Accrued expenses	(2,111)	79
Deferred revenue	542	(562)

Net cash provided by (used in) operating activities	4,394	(3,878)

Cash flows from investing activities:
Purchases of investments	(7,326)	(19,808)
Proceeds from maturities and sale of investments	10,500	18,400
Purchases of property and equipment	(278)	(322)

Net cash provided by (used in) investing activities	2,896	(1,730)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,658	1,106

Net cash provided by financing activities	1,658	1,106

Effect of exchange rates on cash and cash equivalents	19	(1)

Net increase (decrease) in cash and cash equivalents	8,967	(4,503)
Cash and cash equivalents at beginning of period	12,082	23,705

Cash and cash equivalents at end of period	$21,049	$19,202

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of March 31, 2007 and the three months ended March 31, 2007 and 2006 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     In the opinion of management, the accompanying condensed consolidated financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2007.
     Principles of Consolidation
     The condensed consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the Company), which include wholly-owned subsidiaries in Australia, Canada, Germany and the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.
     Use of Estimates
     Preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (SEC) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
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

     Below is a summary of the changes in the Company’s valuation accounts for the three months ended March 31, 2007 and 2006 (in thousands):

	Balance at	Provision,		Balance at
	Beginning	Net of		End of
	of Period	Recoveries	Write-Offs	Period
Allowance for doubtful accounts
Three months ended March 31, 2007	$463	$20	$—	$483
Three months ended March 31, 2006	480	80	(5)	555

	Balance at		Remediation	Balance at
	Beginning		Service	End of
	of Period	Provision	Claims	Period
Sales return reserve
Three months ended March 31, 2007	$241	$131	$(212)	$160
Three months ended March 31, 2006	310	420	(473)	257
     Restricted Cash
     Included in deposits and other assets in the consolidated balance sheets at March 31, 2007 and December 31, 2006 is restricted cash of $570,000, related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in other assets based on the contractual term for the release of the restriction.
     Revenue Recognition
     The Company generates revenues primarily by licensing software and providing related software maintenance and professional services to its customers. The Company also generates revenue by providing its software application as a service through its on-demand offerings.
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
     Delivery. In perpetual licensing arrangements, the Company considers delivery to have occurred when media containing the licensed programs is provided to a common carrier, or in the case of electronic delivery, the customer is given access to the licensed programs. The Company’s typical end user license agreement does not include customer acceptance provisions. In on-demand arrangements, the Company considers delivery to have occurred when the service has been provided to the customer.
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
     Professional Service Revenue. Professional service revenues primarily consist of integration services related to the installation and configuration of the Company’s products as well as training. The Company’s installation and configuration services do not involve customization to, or development of, the underlying software code. Substantially all of the Company’s professional services arrangements are on a time and materials basis. For professional service arrangements with a fixed fee, the Company recognizes revenue utilizing the proportional performance method of accounting. The Company estimates the proportional performance on fixed fee contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. To the extent the Company enters into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.
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
     In hosted arrangements where the Company provides its software application as a service, the Company has considered Emerging Issues Task Force Issue No. 00-3 (EITF 00-3), “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and has concluded that generally these transactions are considered service arrangements and fall outside of the scope of SOP 97-2. Accordingly, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” Customers will typically prepay for the Company’s hosted services, amounts which the Company will defer and recognize ratably over the non-cancelable term of the customer contract. In addition to the hosting services, these arrangements may also include implementation and configuration services, which are billed on a time and materials basis and recognized as revenues as the services are performed. The Company evaluates whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) the Company sells or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item and (iv) there is a general right of return.
     For those arrangements where the elements qualify for separate units of accounting, the hosting revenues are recognized ratably over the contract term beginning on the service commencement date. Implementation and configuration services, when sold with the hosted offering, are recognized as the services are rendered for time and material contracts and they are recognized utilizing the proportional performance method of accounting for fixed price contracts. For arrangements with multiple deliverables, the Company allocates the total contractual arrangement to the separate units of accounting based on their relative fair values, as determined by the fair value of the undelivered and delivered items when sold separately.
     If a consulting arrangement for implementation and configuration services associated with a hosted on-demand engagement does not qualify as a separate unit of accounting, the Company will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, the Company would defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then the Company would recognize a loss for incurred and projected direct costs in excess of the contract value. The deferred costs on the Company’s condensed consolidated balance sheet for these consulting arrangements totaled $2.1 million and $2.0 million at March 31, 2007 and December 31, 2006, respectively. The deferred costs are included in prepaids and other current assets in the condensed consolidated balance sheet.
     Included in the deferred costs for hosting arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company would amortize over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand product offerings was $0.3 million and $0.2 million at March 31, 2007 and December 31, 2006, respectively.
     Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options and warrants to the extent these shares are dilutive. For the three months ended March 31, 2007 and 2006, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2007	2006
Stock options	7,996	6,666
Restricted stock	5	28
Warrants	2	111
ESPP	67	73

Totals	8,070	6,878

     The weighted-average exercise price of stock options excluded during the three months ended March 31, 2007 and 2006 was $4.79 and $4.05 per share, respectively. The weighted average exercise price of warrants excluded during the three months ended March 31, 2007 and 2006 was $13.34 and $5.09 per share, respectively.
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the new accounting provisions as of January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated financial statements but does not expect the effect to be material.
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
2. Investments
     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income in the accompanying condensed consolidated financial statements. The Company considers all investments that are available-for-sale that have a maturity date of longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. Interest is included in interest and other income in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities were as follows for March 31, 2007 and December 31, 2006 (in thousands):

		Unrealized	Unrealized
March 31, 2007	Cost	Gains	Losses	Fair Value
Auction rate securities and preferred stock	$14,075	$—	$—	$14,075
Corporate notes and obligations	26,091	—	(23)	26,068
US government and agency obligations	2,000	—	—	2,000

Investments in debt and equity securities	$42,166	$—	$(23)	$42,143

		Unrealized	Unrealized
December 31, 2006	Cost	Gains	Losses	Fair Value
Auction rate securities and preferred stock	$13,750	$—	$—	$13,750
Corporate notes and obligations	29,129	—	(37)	29,092
US government and agency obligations	500	—	(2)	498

Investments in debt and equity securities	$43,379	$—	$(39)	$43,340

	March 31,	December 31,
	2007	2006
Recorded as:
Cash equivalents	$4,271	$2,483
Short-term investments	37,872	40,857

	$42,143	$43,340

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
     There were no realized gains or losses on the sales of these securities for the three months ended March 31, 2007 and 2006, respectively.
3. Commitments and Contingencies
     The Company is from time to time a party to various other litigation matters incidental to the conduct of its business, none of which, at the present time, is likely to have a material adverse effect on the Company’s future financial results.
     In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effects of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At March 31, 2007, the Company had not recorded any such liabilities in accordance with SFAS 5. The Company believes that it has valid defenses with respect to the legal matters pending against the Company and that the probability of a loss under such matters is remote.

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
     The following table summarizes revenues for the three months ended March 31, 2007 and 2006 by geographic areas (in thousands):

	Three Months Ended March 31,
	2007	2006
United States	$20,842	$13,798
Europe	3,385	387
Asia Pacific	614	2,772

	$24,841	$16,957

     Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.
     The following table summarizes revenues to significant customers (including resellers when product is sold through them to an end user) as a percentage of total revenues:

	Three Months Ended March 31,
	2007	2006
Customer 1	13%	—%
Customer 2	10%	15%
Customer 3	2%	16%
Customer 4	1%	10%

5. Comprehensive Income (Loss)
     Comprehensive income (loss) is the total of net income (loss), unrealized gains and losses on investments, and foreign currency translation adjustments. Unrealized gains and losses on investments and foreign currency translation adjustment amounts are excluded from net income (loss) and are reported in accumulated other comprehensive income (loss) in the accompanying condensed consolidated financial statements.
     The following table sets forth the components of other comprehensive income (loss) as of March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Net loss	$(3,367)	$(3,110)
Other comprehensive income (loss):
Change in unrealized loss on investments, net	16	55
Change in cumulative translation adjustments	19	10

Comprehensive loss	$(3,332)	$(3,045)

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
     Upon adoption of SFAS 123R, compensation expense associated with stock options consists of the amortization expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 determined in accordance with SFAS 123 and the amortization related to all stock option awards granted subsequent to January 1, 2006 determined in accordance with SFAS 123R. In addition, the Company records expense over the offering period and the vesting term in connection with shares issued under its Employee Stock Purchase Plan (ESPP) and restricted stock. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method.
     Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the quarter ended March 31, 2007, the Company had no excess tax benefits generated from option exercises. Due to the full valuation allowance for its net deferred tax assets, the Company has not recorded any tax benefit attributable to compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R. To determine excess tax benefit, the Company used the simplified method as set forth in the FASB Staff Position No. FAS 123R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.
     Also, upon the adoption of SFAS 123R, the Company recorded a cumulative effect of a change in accounting principle of $128,000. The cumulative effect of a change in accounting principle resulted from the requirement of SFAS 123R to reduce the amount of stock-based compensation expense by an estimated forfeiture rate or, in other words, the estimated number of shares that are not expected to vest as a result of an employee terminating prior to becoming fully vested in an award. Prior to the adoption of SFAS 123R, the Company did not reduce stock-based compensation expense based on an estimated forfeiture rate but rather recorded an adjustment to stock-based compensation as actual forfeitures occurred. The $128,000 recorded for the cumulative effect of a change in accounting principle represents unearned compensation related to share-based awards granted prior to adoption date that were unvested and outstanding on the date of adoption of SFAS 123R.
     Expense Summary
     Under the provisions of FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), $1.2 million of stock-based compensation expense was recorded for the quarter ended March 31, 2007 in the condensed consolidated statements of operations. Of the total stock-based compensation expense, approximately $1.0 million was related to stock options and $0.2 million was related to purchases of common stock under the Employee Stock Purchase Plan (ESPP). As of March 31, 2007, there was $9.5 million and $0.3 million of total unrecognized compensation expense related to stock options and the ESPP, respectively. This expense related to stock options and the ESPP is expected to be recognized over a weighted average period of 2.52 years and 0.55 year, respectively.
     Determination of Fair Value
     The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. Because the Company has limited available data, the expected life of options is based on the simplified method as allowed by SAB 107. This simplified method averages an award’s weighted average vesting period and its contractual term. The expected volatility of stock options is calculated using a weighted combination of the historical volatility of the price of the Company’s common stock as well as the historical stock price volatility and implied volatility of traded options for similar entities’ common stock. The Company believes that this blended approach provides an appropriate estimate of the expected future volatility of the Company’s common stock over the expected life of its stock options. The expected volatility of the ESPP shares is calculated using the historical volatility of the price of the Company’s common stock. Expected volatilities of both options and common stock issued pursuant to the ESPP are based upon the expected terms of the options and common stock issued pursuant to the ESPP, respectively. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the related option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three Months Ended March 31,
	2007	2006
Stock Option Plans
Expected life (in years)	3.50	6.00
Risk-free interest rate	4.50% to 4.77%	4.36% to 4.70%
Volatility	54%	60%
Dividend Yield	—	—

Employee Stock Purchase Plan
Expected life (in years)	0.49 to 1.00	0.49 to 1.00
Risk-free interest rate	5.05% to 5.16%	4.68% to 4.69%
Volatility	33% to 37%	36% to 43%
Dividend Yield	—	—
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
     The 2003 Stock Incentive Plan became effective upon the completion of the Company’s initial public offering in November 2003. As of March 31, 2007, the Company was authorized to issue approximately 8,613,000 shares of common stock under the plan. Under the plan, the Company’s board of directors may grant stock options or other types of stock-based awards, such as restricted stock, restricted stock units, stock bonus awards or stock appreciation rights. Incentive stock options may be granted only to the Company’s employees. Nonstatutory stock options and other stock-based awards may be granted to employees, consultants or non-employee directors. These options vest as determined by the board, generally over 4 years. Formerly, the Company’s board of directors had approved a contractual term of 10 years, but effective April 24, 2006, the board of directors approved a reduction of the contractual term to 5 years for all future grants. The vesting period generally equals the requisite service period of the individual grantees. On July 1 of each year, the aggregate number of shares reserved for issuance under this plan increases automatically by a number of shares equal to the lesser of (i) 5% of the Company’s outstanding shares, (ii) 2,800,000 shares, or (iii) a lesser number of shares approved by the board.

     A summary of the status of the Company’s options under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan are as follows:

				Weighted
	Shares	Number of	Weighted	Average
	Available	Shares	Average	Remaining	Aggregate
	for	Subject to	Exercise	Contractual	Intrinsic
	Grant	Options	Price	Term (Years)	Value
					(in thousands)
Outstanding as of December 31, 2006	2,398,987	6,452,905	$4.47
Authorized	—	—
Granted	(1,243,750)	1,243,750	7.51
Exercised	—	(238,586)	2.36
Forfeited	72,127	(72,127)	4.99
Expired	5,004	(5,004)	13.85

Outstanding as of March 31, 2007	1,232,368	7,380,938	$5.04	6.39	$20,578

Vested and Expected to Vest as of March 31, 2007		6,357,860	$5.00	6.41	$18,310

Exercisable as of March 31, 2007		2,942,088	$4.53	6.60	$10,723

     The weighted-average fair value of stock options granted during the quarters ended March 31, 2007 and March 31, 2006 was $3.28 and $2.60 per share, respectively. The total intrinsic value of stock options exercised during the quarters ended March 31, 2007 and March 31, 2006 was $1.3 million and $0.5 million, respectively. The total cash received from employees as a result of stock option exercises was $0.6 million and $0.2 million for the quarters ended March 31, 2007 and March 31, 2006, respectively. The Company settles employee stock option exercises with newly issued common shares.
     Employee Stock Purchase Plan
     In August 2003, the board of directors adopted the Employee Stock Purchase Plan (ESPP) which became effective upon the completion of the Company’s initial public offering and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount on a periodic basis through payroll deductions. Each offering period will be for 12 months and will consist of two consecutive six-month purchase periods. The purchase price for shares of common stock purchased under the purchase plan will be 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period and the fair market value of the Company’s common stock on the last day of each purchase period. The Company issued approximately 263,000 shares during the quarter ended March 31, 2007 under the ESPP. The weighted-average fair value of stock purchase rights granted under the ESPP during the quarters ended March 31, 2007 and March 31, 2006 was $2.17 and $1.29 per share, respectively.
     Other Plan Awards
     On May 31, 2005, the Company granted its chief executive officer an option to purchase 1,000,000 shares of its common stock with an exercise price of $3.45 per share, which was the fair market value of the Company’s common stock on the date of grant. The agreement granting the option was issued as an inducement grant to a new employee under applicable NASDAQ Global Market Rules. This inducement grant did not require shareholder approval. The option has a contractual term of 10 years and vests over four years, with 25% of the shares subject to the option vesting on the first anniversary of the grant date and 1/48th vesting each month thereafter. The vesting period equals the requisite service period of the grant. The number of shares subject to outstanding options as of March 31, 2007 was 1 million with a weighted average exercise price of $3.45, a weighted average remaining contractual term of 8.17 years and an aggregate intrinsic value of $4.1 million. In addition, as of March 31, 2007, the number of vested and expected to vest shares was 0.9 million, with an aggregate intrinsic value of $3.8 million, while the number of shares exercisable was 0.5 million, with an aggregate intrinsic value of $1.9 million.

7. Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $0.1 million in the liability for unrecognized tax benefits as well as incremental penalties and interest net of deductions of $41,000, the sum of which was accounted for as a decrease to the January 1, 2007 beginning balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company had unrecognized tax benefits totaling $1.8 million, the recognition of which would affect the annual effective income tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.
The Company’s continuing practice is to recognize gross interest and penalties related to income tax matters in income tax expense. The Company had $54,000 accrued for gross interest and penalties as of January 1, 2007.
The Company’s United States tax returns for tax years 2003 to 2006 remain subject to examination. Outside the United States, the Company’s tax filings remain subject to examination in the United Kingdom for tax years 2005 to 2006, in Germany for tax years 2002 to 2006, and in Australia for all tax years.
8. Related Party Transactions
     In 2005, the Company entered into a service agreement with Saama Technologies, Inc. for software consulting services. William Binch, who was appointed to the Company’s Board of Directors in April 2005, is also currently a member of Saama’s board of directors. The Company had expenses of approximately $263,000 and $150,000 for services rendered by Saama for the three months ended March 31, 2007 and 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 and with the unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q . This section of the Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: changes in and expectations with respect to license revenues and gross margins, new product launches, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, levels of recurring revenues, staffing and expense levels, and the adequacy of our capital resources to fund operations and growth. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. Many of these trends and uncertainties are described in “Risk Factors” set forth elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Overview of the Results for the Three Months Ended March 31, 2007
     We are a leading provider of Sales Performance Management (SPM) and Enterprise Incentive Management (EIM) software systems to global companies. Large enterprises use SPM/EIM systems to model, administer, analyze and report on sales performance or incentive management plans that compensate employees and distribution channel partners.
     We sell our products both directly through our sales force and in conjunction with our strategic partners pursuant to perpetual or term software licenses. We also offer professional services, including configuration, integration and training, generally on a time and materials basis. We generate maintenance and support revenues associated with our product licenses, which are recognized ratably over the term of the maintenance agreement. In 2006, we began offering on-demand services to our customers. On-demand services allow customers to use our software products as a service by outsourcing the daily technical operation, maintenance, upgrades and other levels of support to us. We currently have two on-demand services offerings — hosted and managed services. Our hosted on-demand service allows customers to use our software products through a web interface rather than purchasing computer equipment and installing our software at their location. Our managed services on-demand offering allows customers with an on-premise installation of our software to outsource the operation and management of our software products to us. Revenues from on-demand services are recorded as maintenance and service revenues. Both of these on-demand offerings provide for recurring revenue streams, but remain subject to periodic adjustment or cancellation. Our managed services on-demand offering was launched in the first quarter of 2006 and our hosted on-demand offering was launched in the second quarter of 2006.
Revenue Growth
     We experienced substantial revenue growth in the three months ended March 31, 2007 compared to the same period in 2006. Total revenues increased by 46% to $24.8 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase in total revenues was due to increases in both license revenues as well as maintenance and service revenues.
     Our license revenues increased by 20% to $8.3 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase is due to a number of factors, including increased spending on our sales and marketing efforts, our relationship with SAP, a more strategic product offering that included the release of our Callidus TrueAnalytics product, and an improved macro-economic environment for software related spending.
     In addition, maintenance and service revenues increased by 65% to $16.5 million in the three months ended March 31, 2007 compared to the same period in 2006. We attribute the revenue growth to an increase in the number of configuration and implementation services engagements, including our on-demand hosted and managed services offerings, and additional maintenance contracts associated with sales of new licenses.
Increased Expenses to Support Growth Strategy
     In an effort to accelerate revenue growth and extend our leadership position in the EIM market, we made a conscious decision beginning in 2006 to increase spending, primarily in sales and marketing and software development. Investments were made in expanding sales coverage internally and through the use of partners such as SAP both in the U.S. and internationally, the development of new products, on-demand solutions, new value-added consulting services, and increased marketing efforts. In addition, general and administration expenses increased as a result of compliance with the Sarbanes-Oxley Act.
     As a result of these efforts, operating expenses increased by 27% to $16.4 million for the three months ended March 31, 2007 compared to the same period in 2006. Management believes these investments are in the best interests of the business.
Growth Strategy Continues but Expense Growth Should be Slower
     For the remainder of 2007, we expect to maintain our management and operational focus on revenue growth. We expect the growth rate of operating expenses to slow as we seek to leverage the investments made in 2006.
Other Business Highlights
     We released the beta version of our new TrueProducer™ product during the three months ended March 31, 2007. TrueProducer is a web-based application being developed for insurance carriers with large independent distribution channels or a large number of captive agents. It provides a 360 degree view of the details of every producer in an organization, including producer demographics, licenses, appointments, continuing education, contracts, and payment schedules, and seamlessly integrates with our other applications. This product is expected to officially be launched during the ACORD LOMA conference on May 21, 2007.
     We continued to expand our global alliances ecosystem by adding complementary partners such as Princeton Softech, Sircon, Cognizant Technology Solutions, HighPoint- Solutions, Raintree Productions in South Africa, and CIS Mexico-Consultores de Integracion (CIS). CIS will promote and resell our software products throughout Mexico and Latin America.
     In February 2007, we named Michael Graves as Senior Vice President, Engineering. Mr. Graves brings with him more than a decade of experience developing market-leading enterprise applications. Prior to joining us, Mr. Graves held various leadership positions at Oracle, most recently as vice president of development in Oracle’s Applications Division. Mr. Graves replaces Robert Warfield, our Chief Technology Officer, who will be leaving Callidus after a transition period.
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
     If we are unable to grow our revenues, we may be unable to achieve and sustain profitability. In addition to these risks, our future operating performance is subject to the risks and uncertainties described in “Risk Factors.”
Application of Critical Accounting Policies and Use of Estimates
     The discussion and analysis of our financial condition and results of operations which follows is based upon our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The application of GAAP requires our management to make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures regarding these items. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected.
     In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatments for similar transactions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our management has reviewed these critical accounting policies, our use of estimates and the related disclosures with our audit committee.
     Revenue Recognition
     We generate revenues primarily by licensing software and providing related software maintenance and professional services to our customers. We also generate revenue by providing our software application as a service through our on—demand offerings.
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
     Professional Service Revenue. Professional service revenues primarily consist of integration services related to the installation and configuration of our products as well as training. Our installation and configuration services do not involve customization to, or development of, the underlying software code. Substantially all of our professional services arrangements are on a time and materials basis. For professional service arrangements with a fixed fee, we recognize revenue utilizing the proportional performance method of accounting. We estimate the proportional performance on fixed fee contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. To the extent we enter into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.
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
     In hosted arrangements where we provide our software application as a service, we considered Emerging Issues Task Force Issue No. 00-3 (EITF 00-3), “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and concluded that generally these transactions are considered service arrangements and fall outside of the scope of SOP 97-2. Accordingly, we follow the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” Customers will typically prepay for our hosted services, amounts which we will defer and recognize ratably over the non-cancelable term of the customer contract. In addition to the hosting services, these arrangements may also include implementation and configuration services, which are billed on a time and materials basis and recognized as revenues as the services are performed. We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item and (iv) there is a general right of return.
     For those arrangements where the elements qualify for separate units of accounting, the hosting revenues are recognized ratably over the contract term beginning on the service commencement date. Implementation and configuration services, when sold with the hosted offering, are recognized as the services are rendered for time and material contracts and they are recognized utilizing the proportional performance method of accounting for fixed price contracts. For arrangements with multiple deliverables, we allocate the total contractual arrangement to the separate units of accounting based on their relative fair values, as determined by the fair value of the undelivered and delivered items when sold separately.

     If a consulting arrangement for implementation and configuration services associated with a hosted on-demand engagement does not qualify for separate accounting, we will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, we defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then we would recognize a loss for incurred and projected direct costs in excess of the contract value. The deferred costs on our condensed consolidated balance sheet for these consulting arrangements totaled $2.1 million and $2.0 million at March 31, 2007 and December 31, 2006, respectively. The deferred costs are included in prepaids and other current assets in the condensed consolidated balance sheet.
     Included in the deferred costs for hosting arrangements is the deferral of commission payments to our direct sales force, which we amortize over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to our hosted on-demand product offerings was $0.3 million and $0.2 million at March 31, 2007 and December 31, 2006, respectively.
     Allowance for Doubtful Accounts and Sales Return Reserve
     We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our condensed consolidated balance sheets, totaled approximately $483,000 and $463,000 at March 31, 2007 and December 31, 2006, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.
     We generally warrant that our services will be performed in accordance with the criteria agreed upon in a statement of work, which we generally execute with each applicable customer prior to commencing work. Should these services not be performed in accordance with the agreed upon criteria, we typically provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists,” management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if, for any period, actual returns differ from management’s judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our condensed consolidated balance sheets, was approximately $160,000 and $241,000 at March 31, 2007 and December 31, 2006, respectively.
     Stock-Based Compensation
     FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107) requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation expense associated with stock options consists of the amortization related to the remaining unvested portion of all stock option awards granted prior to the adoption of SFAS 123R and the amortization related to all stock option awards granted subsequent to the adoption of SFAS 123R. In addition, we record expense over the offering period and the vesting term in connection with shares issued under our Employee Stock Purchase Plan (ESPP) and restricted stock. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method.
     Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. We maintained a full valuation allowance against our net deferred tax assets at March 31, 2007. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment and is subject to audit by tax authorities in the ordinary course of business.
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We will adopt the new accounting provisions as of January 1, 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated financial statements but do not expect the effect to be material.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2007 and 2006
Revenues, cost of revenues and gross profit
     The table below sets forth the changes in revenues, cost of revenues and gross profit for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 (in thousands, except percentage data):

	Three		Three			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Total	March 31,	of Total	Increase	Year over
	2007	Revenues	2006	Revenues	(Decrease)	Year
Revenues:
License	$8,358	34%	$6,958	41%	$1,400	20%
Maintenance and service	16,483	66%	9,999	59%	6,484	65%

Total revenues	$24,841	100%	$16,957	100%	$7,884	46%

	Three		Three			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Related	March 31,	of Related	Increase	Year over
	2007	Revenues	2006	Revenues	(Decrease)	Year
Cost of revenues:
License	$221	3%	$136	2%	$85	63%
Maintenance and service	12,380	75%	7,780	78%	4,600	59%

Total cost of revenues	$12,601		$7,916		$4,685

Gross profit	$12,240	49%	$9,041	53%	$3,199	35%

Revenues
     License Revenues. License revenues increased $1.4 million, or 20%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was primarily due to an increase in the average license revenue per transaction, which increased from $0.7 million in the three months ended March 31, 2006 to $0.8 million in the three months ended March 31, 2007. We had two transactions in the first quarter of 2007 with a license value over $1.0 million compared to three such transactions in the first quarter of 2006. We expect our license revenues to continue to fluctuate from quarter to quarter since we generally complete a relatively small number of transactions in a quarter and the revenue on those software license sales can vary widely.
     Maintenance and Service Revenues. Maintenance and service revenues increased $6.5 million, or 65%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase is primarily the result of an increase of $4.5 million in services delivery revenues for the three months ended March 31, 2007 due to an increase in the number of engagements for configuration and implementation services associated with new customer licenses. In addition, maintenance and on-demand revenues increased by $0.6 million and $1.3 million, respectively, for the three months ended March 31, 2007. We plan to continue to invest in our new on-demand and other services offerings, but we can not predict how quickly, if at all, these offerings will achieve market acceptance. In addition, service revenues may be negatively affected to the extent our customers select a third-party to implement our software rather than us.

Cost of Revenues and Gross Margin
     Cost of License Revenues. Cost of license revenues increased $0.1 million, or 63%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was primarily the result of the increase in the average license revenue per transaction as discussed above. We expect license gross margins to remain at or above 95% for the remainder of 2007.
     Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues increased $4.6 million, or 59%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase, both in absolute dollars and as a percentage of related revenues, is primarily due to the increase in related maintenance and service revenues as discussed above. In addition, we continue to invest in the growth of our on-demand offerings, which is recorded as cost of maintenance and service revenues.
     Gross Margin. Our overall gross margin decreased from 53% for the three months ended March 31, 2006 to 49% for the three months ended March 31, 2007. The decrease in our gross margin is attributable primarily to the shift in revenue mix to lower margin maintenance and service revenues, which represented 66% of our total revenues in the three months ended March 31, 2007 as compared to 59% in the three months ended March 31, 2006. In the future, we expect our gross margins to fluctuate depending primarily on the mix of license versus maintenance and service revenues.
Operating Expenses
     The table below sets forth the changes in operating expenses for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 (in thousands, except percentage data):

	Three		Three			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Total	March 31,	of Total	Increase	Year over
	2007	Revenues	2006	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$8,255	33%	$6,190	37%	$2,065	33%
Research and development	4,198	17%	3,570	21%	628	18%
General and administrative	3,902	16%	3,087	18%	815	26%

Total operating expenses	$16,355	66%	$12,847	76%	$3,508	27%

     Sales and Marketing. Sales and marketing expenses increased $2.1 million, or 33%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was primarily attributable to increases in personnel costs of $1.1 million, resulting primarily from an increase in headcount and an increase in commission payments due to increased sales. The increase was also driven by increases in partner selling fees of $0.6 million, travel and related expenses of $0.2 million, and contractor costs of $0.2 million. Excluding commissions and partner selling fees, which vary as a function of sales, when comparing the first quarter of 2007 to each of the remaining quarters of 2007, we expect sales and marketing expenses to increase as we invest in sales and marketing efforts to drive further revenue growth.
     Research and Development. Research and development expenses increased $0.6 million, or 18%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was due to increases in personnel compensation-related costs of $0.7 million primarily due to headcount increases, offset by a decrease in professional fees of $0.1 million. The increase in personnel compensation-related costs includes $0.2 million in severance for the pending departure of Robert Warfield as our Chief Technology Officer. When comparing the first quarter of 2007 to each of the remaining quarters of 2007, we expect our research and development expense to decrease slightly due to the expensing of Robert Warfield’s severance in the first quarter of 2007.

     General and Administrative. General and administrative expenses increased $0.8 million, or 26%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was due to an increase of $0.8 million in professional fees to external auditors and consultants related in part to compliance with Section 404 of the Sarbanes-Oxley Act. We expect general and administrative expenses to decrease for each of the remaining quarters in 2007 as compared to the first quarter as we are expecting reduced costs for our second year in complying with Section 404 of the Sarbanes-Oxley Act.
Stock-Based Compensation
     Operating expenses for the three months ended March 31, 2007 and 2006 as discussed above include stock-based compensation expenses as follows.

	Three	Three		Percentage
	Months	Months		of Dollar
	Ended	Ended	Year to Year	Change
	March 31,	March 31,	Increase	Year over
	2007	2006	(Decrease)	Year
Stock-based compensation:
Cost of maintenance and service revenues	$261	$264	$(3)	(1)%
Sales and marketing	267	266	1	0%
Research and development	325	247	78	32%
General and administrative	375	432	(57)	(13)%

Total stock-based compensation	$1,228	$1,209	$19	2%

     Total stock-based compensation expenses increased $19,000, or 2%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was primarily due to the expensing of Robert Warfield’s stock options as a result of his pending departure, partially offset by the decrease in the expensing of stock options issued during prior periods with higher fair values.
Other Items
     The table below sets forth the changes in other items for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 (in thousands, except percentage data):

	Three	Three		Percentage
	Months	Months		of Dollar
	Ended	Ended	Year to Year	Change
	March 31,	March 31,	Increase	Year over
	2007	2006	(Decrease)	Year
Interest and other income	$769	$568	$201	35%

Provision for income taxes	$21	$—	$21	100%

Cumulative effect of a change in accounting principle	$—	$128	$(128)	(100)%

     Interest and Other Income
     Interest and other income increased $0.2 million, or 35%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, respectively. The increase was primarily attributable to the increase in interest income generated on our investments as a result of higher interest rates in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.
     Provision for Income Taxes
     Provision for income taxes was $21,000 for the three months ended March 31, 2007. Provision for income taxes was zero for the three months ended March 31, 2006. We maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.
Liquidity and Capital Resources
     As of March 31, 2007, we had $58.9 million of cash, cash equivalents and short-term investments compared to $52.9 million as of December 31, 2006.
     Net Cash Provided by/Used in Operating Activities. Net cash provided by operating activities was $4.4 million for the three months ended March 31, 2007, while net cash used in operating activities was $3.9 million for the three months ended March 31, 2006. The significant cash receipts and outlays for the two periods are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cash collections	$29,031	$16,449
Payroll related costs	(17,197)	(15,320)
Professional services costs	(3,429)	(1,599)
Employee expense reports	(1,812)	(1,561)
Facilities related costs	(905)	(876)
Third-party royalty payments	(188)	(163)
Other	(1,106)	(808)

Net cash provided by (used in) operating activities	$4,394	$(3,878)

     Net cash provided by operating activities increased $8.3 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was primarily attributable to a $12.6 million increase in cash collections resulting from the timing of accounts receivable collections, offset by a $1.9 million increase in payroll related costs due to an increase in headcount, a $1.8 million increase in professional services related in part to compliance with Section 404 of the Sarbanes-Oxley Act, and a $0.6 million increase in employee expense reports and other costs.
     Net Cash Provided by/Used in Investing Activities. Net cash provided by investing activities was $2.9 million for the three months ended March 31, 2007, while net cash used in investing activities was $1.7 million for the three months ended March 31, 2006. Net cash provided by investing activities during the three months ended March 31, 2007 was primarily due to proceeds from maturities and sale of investments of $10.5 million, offset by purchases of investments of $7.3 million and purchases of property and equipment of $0.3 million, compared to purchases of investments of $19.8 million and purchases of property and equipment of $0.3 million, offset by proceeds from maturities and sale of investments of $18.4 million for the three months ended March 31, 2006.
     Net Cash Provided by Financing Activities. Net cash provided by financing activities was $1.7 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively. The net cash provided by financing activities for both periods was due to proceeds from the issuance of common stock.

Contractual Obligations and Commitments
     The following table summarizes our contractual cash obligations (in thousands) at March 31, 2007. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the following table. In addition, we have unconditional purchase commitments for goods and services where payments are based, in part, on volume or type of services we require. In those cases, we only included the minimum volume or purchase commitment in the table below.

	Payments due by Period
		Remaining					2012
Contractual Obligations	Total	2007	2008	2009	2010	2011	and beyond
Operating lease commitments	$8,374	$1,894	$2,582	$2,368	$1,530	$—	$—

Unconditional purchase commitments	$2,162	$741	$1,010	$111	$100	$100	$100

     With the exception of the above contractual cash obligations, we have no material off-balance sheet arrangements that have not been recorded in our condensed consolidated financial statements.
     For our New York, New York and San Jose, California offices, we have two certificates of deposit totaling approximately $570,000 as of March 31, 2007 and December 31, 2006, pledged as collateral to secure letters of credit required by our landlords for security deposits.
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
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities, that typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At March 31, 2007, the average maturity of our investments was approximately three months and all investment securities had maturities of less than twenty-four months. The following table presents certain information about our financial instruments at March 31, 2007 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
			Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value

Available-for-sale securities	$41,161	$1,005	$42,166	$42,143
Weighted average interest rate	5.61%	5.21%
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of March 31, 2007, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to market risk related to debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest expense market risk.
     Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, Germany and Australia operations, are generally denominated in United States dollars. For the three months ended March 31, 2007, we earned approximately 16% of our revenue from our international operations. Of this revenue from our international operations, 15% was denominated in United States dollars. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. We expect to continue to do a majority of our business in United States dollars.
     Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.
     As of March 31, 2007, we had an aggregate of $0.4 million (notional amount) of outstanding short-term foreign currency forward exchange contracts denominated in British pounds.
     Unrealized gains and losses related to our forward exchange contracts were not material for the three months ended March 31, 2007. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the future. However, we cannot provide any assurance that our foreign investment strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally, we hedge only a portion of our foreign currency exchange exposure. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.
     The following table provides information about our foreign currency forward exchange contracts as of March 31, 2007. All of our foreign currency forward exchange contracts mature within the next 12 months.

	Three Months Ended March 31, 2007
		Average
	Notional	contract	Estimated
	Amount	rate	fair value
	(In thousands except contract rates)
Foreign currency forward contracts:
British pounds	$433	1.9710	$2
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
     In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effects of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At March 31, 2007, we have not recorded any such liabilities in accordance with SFAS 5. We believe that we have valid defenses with respect to the legal matters pending against us and that the probability of a loss under such matters is remote.
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
     We incurred net losses of $3.4 million in the first quarter of 2007 as well as $8.7 million, $8.6 million and $25.5 million in 2006, 2005 and 2004, respectively. We expect that our reported expenses will increase in 2007 as we expand our operations domestically and internationally and as we increase the number of our product offerings. Consequently, we cannot assure that we will achieve or sustain profitability on a quarterly or annual basis in the future. If we cannot increase our license and maintenance and services revenues to compensate for our greater operating expenses, our future results of operations and financial condition will be negatively affected.
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
     Our revenues, particularly our license revenues, are extremely difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. For example, in the first six months of 2005 and throughout 2004, our license revenues were substantially lower than expected due to purchasing delays by our customers and our failure to close transactions resulting in significant net losses. Conversely, our license revenues from mid-2005 through the first quarter of 2007 were greater than in prior periods primarily as a result of closing more and larger transactions, but there is no assurance that we will continue the recent revenue growth.
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

•	our ability to hire, train and retain appropriate sales and professional services staff;

•	varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenues;

•	indeterminate and often lengthy sales cycles;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	merger and acquisition activities among our customers which may alter their buying patterns;

•	our ability to timely complete our service obligations related to product sales;

•	the utilization rate of our professional services personnel and the degree to which we use third-party consulting services;

•	changes in the average selling prices of our products;

•	timing of product development and new product initiatives;

•	increased operating expenses associated with channel sales, increased product development efforts, and Sarbanes-Oxley compliance;

•	customers’ concerns regarding Sarbanes-Oxley Section 404 compliance and implementing large, enterprise-wide deployments of products, including our products; and

•	changes in the mix of revenues attributable to higher-margin product license revenues as opposed to substantially lower-margin maintenance and service revenues.
If our on-demand offerings fail to achieve broad market acceptance, or if we are unable to offer these services on a profitable basis, our operating results could be adversely affected.
     We have invested, and expect to continue to invest, substantial resources to launch, market, and implement our on-demand offerings, as we believe these offerings provide an attractive alternative to purchasing a perpetual license, and they will allow us to build recurring revenues. As we continue to roll out our on-demand services, there is a risk of confusion in the market over the alternative ways to purchase our software, which could result in delayed sales. In addition, there is a risk that customers that would otherwise purchase a perpetual license may opt for our on-demand services, possibly late in the sales cycle. To the extent our on-demand offerings result in a shift away from perpetual licenses, our revenue and operating results will be adversely affected. We are continuing to experiment with pricing and volume of our on-demand services, and we do not know when or if we will be able to offer these services on a profitable basis. If our on-demand services do not achieve broad market acceptance, or if we are not able to offer them on a profitable basis, our operating results may be materially and adversely affected.
Our products have long sales cycles, which makes it difficult to plan our expenses and forecast our results.
     The sales cycles for perpetual licenses of our products have historically averaged between six and twelve months, and longer in some cases, to complete. While the sales cycles for our on-demand solution may be shorter, the market for such products is still evolving and it is difficult to determine with any certainty how long such sales cycles will be in the future. Consequently, it remains difficult to predict the quarter in which a particular sale will close and to plan expenditures accordingly. The period between our initial contact with a potential customer and its purchase of our products and services is relatively long due to several factors, including:
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

Our latest product features and functionality may require existing customers to migrate to more recent versions of our software. Moreover, we may choose to or be compelled to discontinue maintenance support for older versions of our software products, forcing customers to upgrade their software in order to continue receiving maintenance support. If existing customers fail or delay to migrate to newer versions of our software, our revenues may be harmed.
     We plan to pursue sales of new product modules to existing perpetual license customers of our TrueComp software. Hosted on-demand customers are automatically upgraded to the latest releases of our products under the terms of their agreements. To take advantage of new features and functionality in our latest modules, most of our perpetual license customers will need to migrate to a more current version of our products. We also expect to periodically terminate maintenance support on older versions of our products for various reasons including, without limitation, termination of support by third party software vendors whose products complement ours or upon which we are dependent. Termination of maintenance may force our perpetual license customers to migrate to more current versions of our software. Regardless of the reason, upgrading to more current versions of our products is likely to involve additional cost, which our customers may decline to incur or delay incurring. If a sufficient number of our customers do not migrate to newer versions of our software, our continued maintenance support opportunities and our ability to sell additional products to these customers, and as a result, our revenues and operating income, may be harmed, possibly significantly.
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
     Many of our enterprise resource planning competitors and other potential competitors have significantly greater financial, technical, marketing, service and other resources. Many also have a larger installed base of users, longer operating histories or greater name recognition. Some of our competitors’ products may also be more effective at performing particular EIM system functions or may be more customized for particular customer needs in a given market. Even if our competitors provide products with less EIM system functionality than our products, these products may incorporate other capabilities, such as recording and accounting for transactions, customer orders or inventory management data. A product that performs these functions, as well as some of the functions of our software solutions, may be appealing to some customers because it would reduce the number of software applications used to run their business.
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
     Our maintenance and service revenues, which include fees for consulting, implementation, maintenance and training, as well as fees for our on-demand services beginning in 2006, were 66% of our revenues for the first quarter of 2007 and 64%, 71% and 78% of our revenues for years 2006, 2005 and 2004, respectively. Our maintenance and service revenues have substantially lower gross margins than our license revenues. Failure to increase our higher margin license revenues in the future would adversely affect our gross margin and operating results.

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
     We license technology from several software providers for our rules engine, analytics, web viewer and quota management application, and we anticipate that we will continue to do so. We also rely on generally available third party software such as WebSphere and WebLogic to run our applications. Any of these software applications may not continue to be available on commercially reasonable terms, if at all, or new versions may be released that are incompatible with our prior or existing software releases. Some of the products could be difficult to replace, and developing or integrating new software with our products could require months or years of design and engineering work. The loss or modification of any of these technologies could result in delays in the license of our products until equivalent technology is developed or, if available, is identified, licensed and integrated. For example, we entered into an agreement to license our quota management software application from Hyperion Solutions, Inc. in the fourth quarter of 2006. Hyperion Solutions, Inc. has announced that it has agreed to an acquisition by one of our competitors, Oracle Corporation. There is no assurance upon completion of this acquisition that we will receive the benefits we contemplated when we entered into this partnership arrangement.
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
     During 2005, we experienced numerous changes in our executive management team, most notably the hiring of Robert Youngjohns as our President and Chief Executive Officer, Shanker Trivedi as our Vice President and Chief Marketing Officer, and Leslie Stretch as our Vice President, Worldwide Sales. In addition, we hired V. Holly Albert in August 2006 as our Senior Vice President, General Counsel and Secretary as well as Michael Graves in February 2007 as our Senior Vice President, Engineering. All of our existing personnel, including our executive officers, are employed on an “at will” basis and changes such as those that occurred in the recent past remain possible. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could harm our business and our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan would be harmed. Even if we can timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.
We may lose sales opportunities and our business may be harmed if we do not successfully develop and maintain strategic relationships to implement and sell our products.
     We have relationships with third-party consulting firms, systems integrators and software vendors. These third parties may provide us with customer referrals, cooperate with us in the design, sales and/or marketing of our products, provide valuable insights into market demands and provide our customers with systems implementation services or overall program management. However, we do not have formal agreements governing our ongoing relationship with certain of these third-party providers and the agreements we do have generally do not include obligations with respect to generating sales opportunities or cooperating on future business. In addition, certain of our strategic relationships require that we pay substantial commissions on sales of our products, which could adversely affect our operating margins. Should any of these third parties go out of business or choose not to work with us, we may be forced to develop all or a portion of those capabilities internally, incurring significant expense and adversely affecting our operating margins. Any of our third-party providers may offer products of other companies, including products that compete with our products. If we do not successfully and efficiently establish, maintain, and expand our industry relationships with influential market participants, we could lose sales and service opportunities which would adversely affect our results of operations.
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

We expect to expand our international operations but we do not have substantial experience in international markets, and may not achieve the expected results.
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
     The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to a number of factors, including those listed in the “Risks Related to Our Business” section of our Annual Report on Form 10-K for the year ended December 31, 2006, and in this section. We receive only limited attention by securities analysts, and there frequently occurs an imbalance between supply and demand in the public trading market for our common stock due to limited trading volumes. Investors should consider an investment in our common stock as risky and should only purchase our common stock if they can withstand significant losses. Other factors that affect the volatility of our stock include:
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
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
10.22	Callidus Software Inc. Form of Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.22 to the Company’s 8-K filed with the Commission on March 16, 2007)
10.23	Separation Agreement and Release of Claims between Robert Warfield and the Company (incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed with the Commission on March 21, 2007)
31.1	302 Certification
32.1	906 Certification
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2007.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer, Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

Exhibit
Number	Description
10.22	Callidus Software Inc. Form of Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.22 to the Company’s 8-K filed with the Commission on March 16, 2007)
10.23	Separation Agreement and Release of Claims between Robert Warfield and the Company (incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed with the Commission on March 21, 2007)
31.1	302 Certification
32.1	906 Certification