Form 10-Q
period 2007-06-30
CALLIDUS SOFTWARE INC
filed 2007-08-01
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

There were 28,976,352 shares of the registrant’s common stock, par value $0.001, outstanding on July 24, 2007, the latest practicable date prior to the filing of this report.

Callidus Software®, the Callidus logo®, Callidus TRUEANALYTICStm, TRUECOMP®, TRUEINFORMATION®, TRUEPERFORMANCE®, TRUEPRODUCERtm and TRUERESOLUTION® are our trademarks, among others not referenced in this quarterly report of Form 10-Q. All other trademarks, service marks, or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CALLIDUS SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share amount)

ASSETS
Current assets:
Cash and cash equivalents	$12,190	$12,082
Short-term investments	41,352	40,857
Accounts receivable, net	24,462	23,064
Prepaids and other current assets	4,144	3,939

Total current assets	82,148	79,942
Property and equipment, net	3,996	4,086
Deposits and other assets	1,488	1,166

Total assets	$87,632	$85,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,342	$899
Accrued payroll and related expenses	7,095	6,647
Accrued expenses	6,491	3,721
Deferred revenue	12,572	13,726

Total current liabilities	29,500	24,993
Long-term deferred revenue	1,087	1,578
Other liabilities	1,331	1,243

Total liabilities	31,918	27,814

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,971 and 28,354 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	29	28
Additional paid-in capital	198,201	193,499
Accumulated other comprehensive income	402	408
Accumulated deficit	(142,918)	(136,555)

Total stockholders’ equity	55,714	57,380

Total liabilities and stockholders’ equity	$87,632	$85,194

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Revenues:
License revenues	$7,311	$5,935	$15,669	$12,893
Maintenance, service and on-demand revenues	19,230	11,729	35,713	21,728

Total revenues	26,541	17,664	51,382	34,621
Cost of revenues:
License revenues	234	148	455	284
Maintenance, service and on-demand revenues	14,856	8,585	27,236	16,365

Total cost of revenues	15,090	8,733	27,691	16,649

Gross profit	11,451	8,931	23,691	17,972

Operating expenses:
Sales and marketing	7,608	6,169	15,863	12,359
Research and development	3,895	3,650	8,093	7,220
General and administrative	3,519	2,992	7,421	6,079

Total operating expenses	15,022	12,811	31,377	25,658

Operating loss	(3,571)	(3,880)	(7,686)	(7,686)
Interest and other income	813	675	1,582	1,243

Loss before provision for income taxes	(2,758)	(3,205)	(6,104)	(6,443)
Provision for income taxes	87	—	108	—

Loss before cumulative effect of a change in accounting principle	(2,845)	(3,205)	(6,212)	(6,443)

Cumulative effect of a change in accounting principle	—	—	—	128

Net loss	$(2,845)	$(3,205)	$(6,212)	$(6,315)

Net loss per share — basic and diluted
Loss per share before cumulative effect of a change in accounting principle	$(0.10)	$(0.12)	$(0.22)	$(0.24)
Cumulative effect of a change in accounting principle	—	—	—	0.01

Net loss per share	$(0.10)	$(0.12)	$(0.22)	$(0.23)

Shares used in basic per share computation	28,909	27,486	28,762	27,304

Shares used in diluted per share computation	28,909	27,486	28,762	27,304

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(6,212)	$(6,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	946	872
Provision for doubtful accounts and sales returns	38	44
Stock-based compensation	2,744	2,599
Loss on disposal of property	2	7
Net (accretion) amortization on investments	(321)	25
Cumulative effect of a change in accounting principle	—	(128)
Changes in operating assets and liabilities:
Accounts receivable	(1,353)	(4,226)
Prepaids and other current assets	(203)	(222)
Other assets	(321)	103
Accounts payable	2,433	(142)
Accrued payroll and related expenses	436	(399)
Accrued expenses	3,205	966
Deferred revenue	(1,667)	(576)

Net cash used in operating activities	(273)	(7,392)

Cash flows from investing activities:
Purchases of investments	(24,097)	(31,761)
Proceeds from maturities and sale of investments	23,929	30,550
Purchases of property and equipment	(1,364)	(1,222)
Change in restricted cash	—	15

Net cash used in investing activities	(1,532)	(2,418)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,958	1,527

Net cash provided by financing activities	1,958	1,527

Effect of exchange rates on cash and cash equivalents	(45)	71

Net increase (decrease) in cash and cash equivalents	108	(8,212)
Cash and cash equivalents at beginning of period	12,082	23,705

Cash and cash equivalents at end of period	$12,190	$15,493

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of June 30, 2007 and the three and six months ended June 30, 2007 and 2006 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the Company), which include wholly owned subsidiaries in Australia, Canada, Germany and the United Kingdom. All intercompany transactions and balances have been eliminated in the consolidation.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (SEC) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

Valuation Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company offsets gross trade accounts receivable with its allowance for doubtful accounts and sales return reserve. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. The sales return reserve is the Company’s best estimate of the probable amount of remediation services it will have to provide for ongoing professional service arrangements. To determine the adequacy of the sales return reserve, the Company analyzes historical experience of actual remediation service claims as well as current information on remediation service requests. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses, while provisions for sales returns are offset against maintenance, service and on-demand revenues.

CALLIDUS SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the changes in the Company’s valuation accounts for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Balance at	Provision,		Balance at
	Beginning	Net of		End of
	of Period	Recoveries	Write-Offs	Period

Allowance for doubtful accounts
Three months ended June 30, 2007	$483	$—	$—	$483
Three months ended June 30, 2006	555	(2)	—	553
Six months ended June 30, 2007	463	20	—	483
Six months ended June 30, 2006	480	78	(5)	553

	Balance at		Remediation	Balance at
	Beginning		Service	End of
	of Period	Provision	Claims	Period

Sales return reserve
Three months ended June 30, 2007	$160	$582	$(483)	$259
Three months ended June 30, 2006	257	78	(54)	281
Six months ended June 30, 2007	241	713	(695)	259
Six months ended June 30, 2006	310	498	(527)	281

Restricted Cash

Included in deposits and other assets in the consolidated balance sheets at June 30, 2007 and December 31, 2006 is restricted cash of $570,000, related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in other assets based on the contractual term for the release of the restriction.

Revenue Recognition

The Company generates revenues primarily by licensing software and providing related software maintenance and professional services to its customers. The Company also generates revenue through its on-demand hosted and managed service offerings.

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

Delivery.  In perpetual licensing arrangements, the Company considers delivery to have occurred when media containing the licensed programs are provided to a common carrier, or in the case of electronic delivery, the customer is given access to the licensed programs. The Company’s typical end-user license agreement does not include customer acceptance provisions. In on-demand arrangements, the Company considers delivery to have occurred when the service has been provided to the customer.

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

CALLIDUS SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In arrangements where the customer is obligated to pay at least 90% of the license amount within normal payment terms and the remaining 10% is to be paid within a year from the contract effective date, the Company will recognize the license revenue for the entire arrangement upon delivery, assuming all other revenue recognition criteria have been met. This policy is effective as long as the Company continues to maintain a history of providing similar terms to customers and collecting from those customers without providing any contractual concessions.

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

Perpetual Licensing.  The Company’s perpetual software arrangements typically include: (i) an end-user license fee paid in exchange for the use of its products, generally based on a specified number of payees, and (ii) a maintenance arrangement that provides for technical support and product updates, generally over renewable twelve-month periods. If the Company is selected to provide integration and configuration services, then the software arrangement will also include professional services, generally priced on a time-and-materials basis. Depending upon the elements in the arrangement and the terms of the related agreement, the Company recognizes license revenues under either the residual or the contract accounting method.

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

The Company allocates revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately. For a certain class of transactions, the fair value of the maintenance portion of the Company’s arrangements is based on stated renewal rates rather than stand-alone sales. The fair value of the professional services portion of the arrangement is based on the hourly rates that the Company charges for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.

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

CALLIDUS SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Professional Service Revenue.  Professional service revenues primarily consist of integration services related to the installation and configuration of the Company’s products as well as training. The Company’s installation and configuration services do not involve customization to, or development of, the underlying software code. Substantially all of the Company’s professional services arrangements are on a time-and-materials basis. For professional service arrangements with a fixed fee, the Company recognizes revenue utilizing the proportional performance method of accounting. The Company estimates the proportional performance on fixed-fee contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. To the extent the Company enters into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.

On-Demand Revenue.  On-demand revenues include both managed and hosted service offerings and are recorded as maintenance, service and on-demand revenues in the Company’s statements of operations. The Company’s on-demand offerings allow its customers to outsource the operation and management of the Company’s software products to the Company. In managed services arrangements, customers purchase a perpetual license and have our software implemented on their IT systems, but the daily technical operation, maintenance, upgrades and other levels of support for the software is outsourced to the Company. Managed services are generally sold under long-term renewable contracts with minimum purchase commitments. Revenues from the managed service offering are generally recognized on a time-and-materials basis for both the initial customer set-up and the ongoing operation and management of the software.

In hosted arrangements where the Company provides its software applications as a service, the Company has considered Emerging Issues Task Force Issue No. 00-3 (EITF 00-3), “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and has concluded that generally these transactions are considered service arrangements and fall outside of the scope of SOP 97-2. Accordingly, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” Customers will typically prepay for the Company’s hosted services, amounts which the Company will defer and recognize ratably over the non-cancelable term of the customer contract. In addition to the hosting services, these arrangements may also include implementation and configuration services, which are billed on a time-and-materials basis and recognized as revenues as the services are performed. The Company evaluates whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) the Company sells or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer,

CALLIDUS SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iii) there is objective reliable evidence of the fair value of the undelivered item and (iv) there is a general right of return.

For those arrangements where the elements qualify for separate units of accounting, the hosting revenues are recognized ratably over the contract term beginning on the service commencement date. Implementation and configuration services, when sold with the hosted offering, are recognized as the services are rendered for time-and-materials contracts and they are recognized utilizing the proportional performance method of accounting for fixed-price contracts. For arrangements with multiple deliverables, the Company allocates the total contractual arrangement to the separate units of accounting based on their relative fair values, as determined by the fair value of the undelivered and delivered items when sold separately.

If a consulting arrangement for implementation and configuration services associated with a hosted on-demand engagement does not qualify as a separate unit of accounting, the Company will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, the Company will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then the Company will recognize a loss for incurred and projected direct costs in excess of the contract value. The deferred costs on the Company’s condensed consolidated balance sheet for these consulting arrangements totaled $2.3 million and $2.0 million at June 30, 2007 and December 31, 2006, respectively. The deferred costs are included in prepaids and other current assets in the condensed consolidated balance sheet.

Included in the deferred costs for hosting arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand product offerings was $0.4 million and $0.2 million at June 30, 2007 and December 31, 2006, respectively.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options and warrants to the extent these shares are dilutive. For the three and six months ended June 30, 2007 and 2006, the diluted net loss per share calculation was the same as the basic net loss per share calculation, as all potential common shares were anti-dilutive.

Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Stock options	8,370	6,806	6,586	6,744
Restricted stock	13	19	9	23
Warrants	—	85	1	98
ESPP	121	214	128	181

Totals	8,504	7,124	6,724	7,046

The weighted-average exercise price of stock options excluded during the three and six months ended June 30, 2007 was $4.94 and $4.87 per share, respectively, as compared to the weighted average exercise price of stock

CALLIDUS SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options excluded during the three and six months ended June 30, 2006, of $4.11 and $4.09, respectively. The weighted average exercise price of warrants excluded during the three and six months ended June 30, 2007 was $13.34 and $13.34 per share, respectively, as compared to the weighted average exercise price of warrants excluded during the three and six months ended June 30, 2006, of $5.59 and $5.31, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the new accounting provisions as of January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated financial statements, but does not expect the effect to be material.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company will adopt the new accounting provisions as of January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated financial statements, but does not expect the effect to be material.

2.	Investments

The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available for sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income in the accompanying condensed consolidated financial statements. The Company considers all investments that are available for sale that have a maturity date of longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. Interest is included in interest and other income in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities were as follows for June 30, 2007 and December 31, 2006 (in thousands):

		Unrealized	Unrealized
June 30, 2007	Carrying Value	Gains	Losses	Fair Value

Auction-rate securities and preferred stock	$12,100	$—	$—	$12,100
Corporate notes and obligations	27,713	—	(27)	27,686
US government and agency obligations	4,000	—	(5)	3,995

Investments in debt and equity securities	$43,813	$—	$(32)	$43,781

CALLIDUS SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Unrealized	Unrealized
December 31, 2006	Carrying Value	Gains	Losses	Fair Value

Auction-rate securities and preferred stock	$13,750	$—	$—	$13,750
Corporate notes and obligations	29,129	—	(37)	29,092
US government and agency obligations	500	—	(2)	498

Investments in debt and equity securities	$43,379	$—	$(39)	$43,340

	June 30,	December 31,
	2007	2006

Recorded as:
Cash equivalents	$2,429	$2,483
Short-term investments	41,352	40,857

	$43,781	$43,340

The Company invests in investment-grade securities. The unrealized losses on these investments were caused by interest rate increases and not credit quality. At this time, the Company believes that, due to the nature of the investments, the financial condition of the issuers, and its ability and intent to hold the investments through these short-term loss positions, factors would not indicate that these unrealized losses should be viewed as “other-than-temporary.”

There were no realized gains or losses on the sales of these securities for the six months ended June 30, 2007 and 2006, respectively.

3.	Commitments and Contingencies

The Company is from time to time a party to various litigation matters incidental to the conduct of its business. At the present time, the Company believes that none of these matters is likely to have a material adverse effect on the Company’s future financial results.

In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effects of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At June 30, 2007, the Company had not recorded any such liabilities in accordance with SFAS 5. The Company believes that it has valid defenses with respect to the legal matters pending against the Company and that the probability of a loss under such matters is remote.

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

CALLIDUS SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Segment, Geographic and Customer Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining which information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. By this definition, the Company operates in one business segment, which is the development, marketing and sale of enterprise software. The Company’s TrueComp Suite is its only product line, which includes all of its software application products.

The following table summarizes revenues for the three and six months ended June 30, 2007 and 2006 by geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

United States	$21,433	$14,417	$42,275	$28,215
Europe	4,653	1,926	8,038	2,313
Asia Pacific	455	1,321	1,069	4,093

	$26,541	$17,664	$51,382	$34,621

Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

The following table summarizes revenues to significant customers (including resellers when product is sold through them to an end user) as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Customer 1	7%	14%	9%	15%
Customer 2	*%	11%	2%	5%
Customer 3	5%	5%	3%	10%

* Less than 1%

5.	Comprehensive Loss

Comprehensive loss is the total of net loss, unrealized gains and losses on investments, and foreign currency translation adjustments. Unrealized gains and losses on investments and foreign currency translation adjustment amounts are excluded from net loss and are reported in accumulated other comprehensive loss in the accompanying condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of other comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net loss	$(2,845)	$(3,205)	$(6,212)	$(6,315)
Other comprehensive income (loss):
Change in unrealized loss on investments, net	(9)	5	7	60
Change in cumulative translation adjustments	(32)	73	(13)	83

Comprehensive loss	$(2,886)	$(3,127)	$(6,218)	$(6,172)

6.	Stock-based Compensation

Expense Summary

Under the provisions of FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), $1.5 million and $2.7 million of stock-based compensation expense were recorded for the three and six months ended June 30, 2007, respectively, in the condensed consolidated statements of operations. Of the total stock-based compensation expense, approximately $1.3 million and $2.3 million were related to stock options for the three and six months ended June 30, 2007, respectively, while $0.2 million and $0.4 million were related to purchases of common stock under the ESPP for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2006, $1.4 million and $2.6 million of stock compensation expense were recorded, respectively. Of the total stock compensation expense, approximately $1.3 million and $2.3 million were related to stock options for the three and six months ended June 30, 2006, respectively, and $0.1 million and $0.3 million were related to purchases of common stock under the ESPP for the three and six months ended June 30, 2006, respectively.

As of June 30, 2007, there was $8.8 million and $0.2 million of total unrecognized compensation expense related to stock options and the ESPP, respectively. This expense related to stock options and the ESPP is expected to be recognized over a weighted average period of 2.39 years and 0.44 year, respectively.

The table below sets forth the changes in stock-based compensation expense for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 (in thousands, except percentage data):

	Three	Three		Percentage
	Months	Months		of Dollar
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year Over
	2007	2006	(Decrease)	Year

Stock-based compensation:
Cost of maintenance, service and on-demand revenues	$260	$246	$14	6%
Sales and marketing	274	264	10	4%
Research and development	207	218	(11)	(5)%
General and administrative	775	662	113	17%

Total stock-based compensation	$1,516	$1,390	$126	9%

CALLIDUS SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six	Six		Percentage
	Months	Months		of Dollar
	Ended	Ended		Change
	June 30,	June 30,	Year to Year	Year Over
	2007	2006	Increase	Year

Stock-based compensation:
Cost of maintenance, service and on-demand revenues	$521	$510	$11	2%
Sales and marketing	541	530	11	2%
Research and development	532	465	67	14%
General and administrative	1,150	1,094	56	5%

Total stock-based compensation	$2,744	$2,599	$145	6%

Determination of Fair Value

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. Because the Company has limited available data, the expected life of options is based on the simplified method as allowed by SAB 107. This simplified method averages an award’s weighted average vesting period and its contractual term. The expected volatility of stock options is calculated using the historical volatility of the price of the Company’s common stock. The Company believes that this approach provides an appropriate estimate of the expected future volatility of the Company’s common stock over the expected life of its stock options. The expected volatility of the ESPP shares is calculated using the historical volatility of the price of the Company’s common stock. Expected volatilities of both options and rights to acquire stock granted pursuant to the ESPP are based upon the expected terms of the options and rights to acquire stock granted pursuant to the ESPP, respectively. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the related option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Stock Option Plans
Expected life (in years)	2.50 to 3.50	2.50 to 3.50	2.50 to 3.50	2.50 to 6.00
Risk-free interest rate	4.60% to 5.00%	4.89% to 5.11%	4.50% to 5.00%	4.36% to 5.11%
Volatility	39% to 53%	55% to 60%	39% to 54%	55% to 60%
Dividend Yield	—	—	—	—
Employee Stock Purchase Plan
Expected life (in years)	0.49 to 1.00	0.49 to 1.00	0.49 to 1.00	0.49 to 1.00
Risk-free interest rate	5.05% to 5.16%	4.68% to 4.69%	5.05% to 5.16%	4.68% to 4.69%
Volatility	33% to 37%	36% to 43%	33% to 37%	36% to 43%
Dividend Yield	—	—	—	—

7.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $0.1 million in the liability for unrecognized tax benefits as well as incremental penalties and interest net of deductions of $41,000, the sum of which was accounted for as an increase to the January 1, 2007 beginning balance of accumulated deficit. As of the date of adoption and after the impact of recognizing the increase in

CALLIDUS SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability noted above, the Company had unrecognized tax benefits totaling $1.8 million, the recognition of which would affect the annual effective income tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

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

8.	Related-Party Transactions

In 2005, the Company entered into a service agreement with Saama Technologies, Inc. for software consulting services. William Binch, who was appointed to the Company’s Board of Directors in April 2005, is also currently a member of Saama’s board of directors. The Company had expenses of approximately $105,000 and $366,000 for services rendered by Saama for the three and six months ended June 30, 2007, respectively, and expenses of approximately $165,000 and $315,000 for services rendered by Saama for the three and six months ended June 30, 2006, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 and with the unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q . This section of the Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, prospects, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature. These forward-looking statements include, but are not limited to, statements concerning the following: changes in and expectations with respect to license revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, levels of recurring revenues, staffing and expense levels, the impact of foreign exchange rate fluctuations and the adequacy of our capital resources to fund operations and growth. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. Many of these trends and uncertainties are described in “Risk Factors” set forth elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview of the Results for the Three and Six Months Ended June 30, 2007

We are a leading provider of Sales Performance Management (SPM) software solutions designed to align internal sales resources and distribution channels with corporate strategy. Our software enhances core processes in sales management, such as the structuring of sales territories, the management of sales force talent, the establishment of sales targets, and the creation and execution of sales incentive plans. Using our SPM software solutions, companies can tailor these core processes to further their strategic objectives, including coordinating sales efforts with long-range strategies regarding sales and margin targets, growth initiatives, sales force talent development, territory expansion and market penetration. Our customers can also use our SPM solutions to address more tactical objectives, such as successful new product launches and effective cross-selling strategies. Our SPM solutions can be purchased and delivered as either an on-premise software solution or an on-demand hosted solution. Leading companies worldwide in the financial services, insurance, communications, high-technology, life sciences and retail industries rely on our solutions for their sales performance management and incentive compensation needs.

We sell our products both directly through our sales force and in conjunction with our strategic partners pursuant to perpetual software licenses or as an on-demand service. We also offer professional services, including configuration, integration and training, generally on a time-and-materials basis. We generate maintenance and support revenues associated with our product licenses, which are recognized ratably over the term of the maintenance agreement. In 2006, we began offering on-demand services to our customers. On-demand services allow customers to use our software products while outsourcing to us the daily technical operation, maintenance, upgrades and other levels of support. We currently have two on-demand services offerings — hosted and managed services. Our hosted on-demand service allows customers to use our software products through a web interface rather than purchase computer equipment and install our software at their locations. Our managed services offering allows customers with an on-premise installation of our software to outsource to us the operation and management of our software products. Revenues from on-demand services are recorded as maintenance, service and on-demand revenues. Both of these on-demand offerings provide for recurring revenue streams, but remain subject to periodic adjustment or cancellation. Our managed services offering was launched in the first quarter of 2006 and our hosted on-demand offering was launched in the second quarter of 2006.

Strong Revenue Growth

We experienced strong revenue growth in both the three and six months ended June 30, 2007 compared to the same periods in 2006. Total revenues increased by 50% to $26.5 million for the three months ended June 30, 2007 and increased by 48% to $51.4 million for the six months ended June 30, 2007, compared to the same periods in 2006. The increase in total revenues reflected increases in license revenues as well as maintenance, service and on-demand revenues.

Our license revenues increased due to a number of factors, including increased spending on our sales and marketing efforts, an improved macro-economic environment for software-related spending, our more complete SPM product suite and our relationships with strategic partners. Maintenance, service and on-demand revenues increased due to an increase in the number of configuration and implementation services engagements, additional maintenance contracts associated with sales of new licenses and the introduction of our on-demand offerings.

Increased Expenses to Support Growth

In an effort to accelerate revenue growth and extend our position as a leader in the SPM market, we made a conscious decision beginning in 2006 to increase spending, primarily in sales and marketing and software development. Investments were made in expanding our direct sales force and the use of partners both in the U.S. and internationally, the development of new products, on-demand solutions, new value-added consulting services and increased marketing efforts. In addition, general and administration expenses increased as a result of compliance with the Sarbanes-Oxley Act.

As a result of these efforts, operating expenses increased by 17% to $15.0 million for the three months ended June 30, 2007 and increased by 22% to $31.4 million for the six months ended June 30, 2007 compared to the same periods in 2006. Management believes these investments are in the best interests of the business.

Growth Strategy Continues but Expense Growth Should be Slower

For the remainder of 2007, we expect to maintain our management and operational focus on revenue growth. In addition, we will seek to slow the growth rate of operating expenses by leveraging the investments previously made.

Challenges and Risks

Although we have a number of potential sales opportunities, we continue to experience wide variances in the timing and size of our license transactions and the timing of revenue recognition resulting from greater flexibility in licensing terms, including our customers’ ability to select the delivery of our software via on-demand services. We believe one of our key challenges is to convince prospective customers of their need for our products and services and to persuade them that they should make purchases of our products and services a higher priority relative to other projects. Our future financial performance will depend in large part on continued growth in the number of organizations adopting SPM software as a solution to address the problems related to sales performance management. To address this challenge, we have set goals that include expanding our sales efforts, promoting our new on-demand services and continuing to develop new products and services in the SPM market.

If we are unable to increase our revenues while keeping costs under control, we may be unable to achieve and sustain profitability. In addition to these risks, our future operating performance is subject to the risks and uncertainties described in Item 1A — “Risk Factors” of Part II.

Application of Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations that follows is based upon our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The application of GAAP requires our management to make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures regarding these items. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatments for similar transactions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our management has reviewed these critical accounting policies, our use of estimates and the related disclosures with our audit committee.

Revenue Recognition

We generate revenues primarily by licensing software and providing related software maintenance and professional services to our customers. We also generate revenue through our on-demand hosted and managed service offerings.

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

Delivery.  In perpetual licensing arrangements, we consider delivery to have occurred when media containing the licensed programs are provided to a common carrier, or in the case of electronic delivery, the customer is given access to the licensed programs. Our typical end-user license agreement does not include customer acceptance provisions. In on-demand arrangements, we consider delivery to have occurred when the service has been provided to the customer.

Fixed or Determinable Fee.  We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our standard payment terms. We consider payment terms greater than 90 days to be beyond our customary payment terms. If the fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

In arrangements where the customer is obligated to pay at least 90% of the license amount within normal payment terms and the remaining 10% is to be paid within a year from the contract effective date, we will recognize the license revenue for the entire arrangement upon delivery, assuming all other revenue recognition criteria have been met. This policy is effective as long as we continue to maintain a history of providing similar terms to customers and collecting from those customers without providing any contractual concessions.

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

Perpetual Licensing.  Our perpetual software arrangements typically include: (i) an end-user license fee paid in exchange for the use of our products, generally based on a specified number of payees, and (ii) a maintenance arrangement that provides for technical support and product updates, generally over renewable twelve-month periods. If we are selected to provide integration and configuration services, then the software arrangement will also include professional services, generally priced on a time-and-materials basis. Depending upon the elements in the arrangement and the terms of the related agreement, we recognize license revenues under either the residual or the contract accounting method.

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

We allocate revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately. For a certain class of transactions, the fair value of the maintenance portion of our arrangements is based on stated renewal rates rather than stand-alone sales. The fair value of the professional services portion of the arrangement is based on the hourly rates that we charge for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.

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

Professional Service Revenue.  Professional service revenues primarily consist of integration services related to the installation and configuration of our products as well as training. Our installation and configuration services do not involve customization to, or development of, the underlying software code. Substantially all of our professional services arrangements are on a time-and-materials basis. For professional service arrangements with a fixed fee, we recognize revenue utilizing the proportional performance method of accounting. We estimate the proportional performance on fixed-fee contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. To the extent we enter into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.

On-Demand Revenue.  On-demand revenue includes both managed and hosted service offerings and are recorded as maintenance, service and on-demand revenues in our statements of operations. Our on-demand offerings allow our customers to outsource to us the operation and management of our software products. In managed services arrangements, customers purchase a perpetual license and have our software implemented on their IT systems, but the daily technical operation, maintenance, upgrades and other levels of support for the software is outsourced to us. Managed services are generally sold under long-term renewable contracts with minimum purchase commitments. Revenues from the managed service offering are generally recognized on a time-and-materials basis for both the initial customer set-up and the ongoing operation and management of the software.

In hosted arrangements where we provide our software applications as a service, we considered Emerging Issues Task Force Issue No. 00-3 (EITF 00-3), “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and concluded that generally these transactions are considered service arrangements and fall outside of the scope of SOP 97-2. Accordingly, we follow the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” Customers will typically prepay for our hosted services, amounts which we will defer and recognize ratably over the non-cancelable term of the customer contract. In addition to the hosting services, these arrangements may also include implementation and configuration services, which are billed on a time-and-materials basis and recognized as revenues as the services are performed. We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item and (iv) there is a general right of return.

For those arrangements where the elements qualify for separate units of accounting, the hosting revenues are recognized ratably over the contract term beginning on the service commencement date. Implementation and configuration services, when sold with the hosted offering, are recognized as the services are rendered for time-and-materials contracts and they are recognized utilizing the proportional performance method of accounting for fixed-price contracts. For arrangements with multiple deliverables, we allocate the total contractual arrangement to the separate units of accounting based on their relative fair values, as determined by the fair value of the undelivered and delivered items when sold separately.

If a consulting arrangement for implementation and configuration services associated with a hosted on-demand engagement does not qualify for separate accounting, we will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, we defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then we will recognize a loss for incurred and projected direct costs in excess of the contract value. The deferred costs on our condensed consolidated balance sheet for these consulting arrangements totaled $2.3 million and $2.0 million at June 30, 2007 and December 31, 2006, respectively. The deferred costs are included in prepaids and other current assets in the condensed consolidated balance sheet.

Included in the deferred costs for hosting arrangements is the deferral of commission payments to our direct sales force, which we amortize over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to our hosted on-demand product offerings was $0.4 million and $0.2 million at June 30, 2007 and December 31, 2006, respectively.

Allowance for Doubtful Accounts and Sales Return Reserve

We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our condensed consolidated balance sheets, totaled approximately $483,000 and $463,000 at June 30, 2007 and December 31, 2006, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.

We generally warrant that our services will be performed in accordance with the criteria agreed upon in a statement of work, which we generally execute with each applicable customer prior to commencing work. Should these services not be performed in accordance with the agreed upon criteria, we typically provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists,” management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests, as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if, for any period, actual returns differ from management’s judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our condensed consolidated balance sheets, was approximately $259,000 and $241,000 at June 30, 2007 and December 31, 2006, respectively.

Stock-Based Compensation

FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107), requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation expense associated with stock options consists of the amortization related to the remaining unvested portion of all stock option awards granted prior to the adoption of SFAS 123R and the amortization related to all stock option awards granted subsequent to the adoption of SFAS 123R. In addition, we record expense over the offering period and the vesting term in connection with right to acquire shares pursuant to our Employee Stock Purchase Plan (ESPP) and restricted stock. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions. We use estimates in determining our provision for income taxes, a process that involves estimating actual current tax liabilities and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our balance sheet. Our deferred tax assets consist primarily of net operating loss carryforwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and we record a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be recognized. We maintained a full valuation allowance against our net deferred tax assets at June 30, 2007. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment and is subject to audit by tax authorities in the ordinary course of business.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We will adopt the new accounting provisions as of January 1, 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated financial statements, but do not expect the effect to be material.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits us to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We will adopt the new accounting provisions as of January 1, 2008. We are currently evaluating the effect that the adoption of SFAS 159 will have on our consolidated financial statements, but do not expect the effect to be material.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2007 and 2006

Revenues, cost of revenues and gross profit

The table below sets forth the changes in revenues, cost of revenues and gross profit for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 (in thousands, except percentage data):

	Three		Three			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage		Change
	June 30,	of Total	June 30,	of Total	Year to Year	Year Over
	2007	Revenues	2006	Revenues	Increase	Year

Revenues:
License	$7,311	28%	$5,935	34%	$1,376	23%
Maintenance, service and on-demand	19,230	72%	11,729	66%	7,501	64%

Total revenues	$26,541	100%	$17,664	100%	$8,877	50%

	Three		Three			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage		Change
	June 30,	of Related	June 30,	of Related	Year to Year	Year Over
	2007	Revenues	2006	Revenues	Increase	Year

Cost of revenues:
License	$234	3%	$148	2%	$86	58%
Maintenance, service and on-demand	14,856	77%	8,585	73%	6,271	73%

Total cost of revenues	$15,090		$8,733		$6,357

Gross profit	$11,451	43%	$8,931	51%	$2,520	28%

	Six		Six			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage		Change
	June 30,	of Total	June 30,	of Total	Year to Year	Year Over
	2007	Revenues	2006	Revenues	Increase	Year

Revenues:
License	$15,669	30%	$12,893	37%	$2,776	22%
Maintenance, service and on-demand	35,713	70%	21,728	63%	13,985	64%

Total revenues	$51,382	100%	$34,621	100%	$16,761	48%

	Six		Six			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage		Change
	June 30,	of Related	June 30,	of Related	Year to Year	Year Over
	2007	Revenues	2006	Revenues	Increase	Year

Cost of revenues:
License	$455	3%	$284	2%	$171	60%
Maintenance, service and on-demand	27,236	76%	16,365	75%	10,871	66%

Total cost of revenues	$27,691		$16,649		$11,042

Gross profit	$23,691	46%	$17,972	52%	$5,719	32%

Revenues

License Revenues.  License revenues increased $1.4 million, or 23%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. For the six months ended June 30, 2007, license revenues increased $2.8 million, or 22%, compared to the six months ended June 30, 2006. The increases for the three and six month periods were primarily due to increases in license sales to new and, to a lesser extent, existing customers. We had two transactions in the second quarter of 2007 that each had a license value over $1.0 million compared to three such transactions in the second quarter of 2006. However, we had an increase in the number of transactions that each had a license value under $1.0 million in the second quarter of 2007 compared to the second quarter of 2006, which led to the increase in license revenues. We expect our license revenues to continue to fluctuate from quarter to quarter since we generally complete a relatively small number of transactions in a quarter and the revenue from those software license sales can vary widely. Moreover, delays in completing a single transaction can significantly affect our revenues for any quarter.

Maintenance, Service and On-demand Revenues.  Maintenance, service and on-demand revenues increased $7.5 million, or 64%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. For the six months ended June 30, 2007, maintenance, service and on-demand revenues increased $14.0 million, or 64%, compared to the six months ended June 30, 2006. The increases were primarily the result of increases of $6.2 million and $10.6 million in professional service revenues for the three and six months ended June 30, 2007, respectively, due to increases in the number of engagements for configuration and implementation services associated with new customer licenses. In addition, maintenance and on-demand revenues increased by $1.8 million and $3.1 million, respectively, for the three months and six months ended June 30, 2007. We plan to continue to invest in our hosted on-demand and other service offerings, but we cannot predict when or whether these offerings will achieve market acceptance. In addition, service revenues may be negatively affected to the extent our customers select a third party to implement our software rather than us.

Cost of Revenues and Gross Margin

Cost of License Revenues.  Cost of license revenues increased $0.1 million, or 58%, and $0.2 million, or 60%, for the three and six months ended June 30, 2007, respectively, compared to the three and six months ended June 30, 2006. The increases were primarily the result of increases in license sales to new and existing customers as discussed above as well as royalty payments on new products. We expect license gross margins to remain at or above 95% for the remainder of 2007.

Cost of Maintenance, Service, and On-demand Revenues.  Cost of maintenance, service and on-demand revenues increased $6.3 million, or 73%, and $10.9 million, or 66%, for the three and six months ended June 30, 2007, respectively, compared to the three and six months ended June 30, 2006. The increases in absolute dollars were primarily due to increases in related maintenance, service and on-demand revenues discussed above. Our maintenance, service, and on-demand gross margin was adversely impacted for the three and six months ended June 30, 2007, due to increases in lower margin professional services revenues compared to higher margin maintenance revenues. In addition, we continue to invest in the growth of our hosted on-demand offering, which is recorded as cost of maintenance, service and on-demand revenues and has, to date, exceeded hosted on-demand revenues.

Gross Margin.  Our overall gross margin decreased from 51% and 52% for the three and six months ended June 30, 2006, respectively, to 43% and 46% for the three and six months ended June 30, 2007, respectively. The decreases in our gross margin were attributable primarily to the shift in revenue mix to lower margin maintenance, service and on-demand revenues, which represented 72% and 70% of our total revenues in the three and six months ended June 30, 2007, as compared to 66% and 63% in the three and six months ended June 30, 2006, respectively. In the future, we expect our gross margins to fluctuate depending primarily on the mix of license versus maintenance, service and on-demand revenues.

Operating Expenses

The table below sets forth the changes in operating expenses for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 (in thousands, except percentage data):

	Three		Three			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage		Change
	June 30,	of Total	June 30,	of Total	Year to Year	Year Over
	2007	Revenues	2006	Revenues	Increase	Year

Operating expenses:
Sales and marketing	$7,608	29%	$6,169	35%	$1,439	23%
Research and development	3,895	15%	3,650	21%	245	7%
General and administrative	3,519	13%	2,992	17%	527	18%

Total operating expenses	$15,022	57%	$12,811	73%	$2,211	17%

	Six		Six			Percentage
	Months		Months			of Dollar
	Ended	Percentage	Ended	Percentage		Change
	June 30,	of Total	June 30,	of Total	Year to Year	Year Over
	2007	Revenues	2006	Revenues	Increase	Year

Operating expenses:
Sales and marketing	$15,863	31%	$12,359	36%	$3,504	28%
Research and development	8,093	16%	7,220	21%	873	12%
General and administrative	7,421	14%	6,079	18%	1,342	22%

Total operating expenses	$31,377	61%	$25,658	74%	$5,719	22%

Sales and Marketing.  Sales and marketing expenses increased $1.4 million, or 23%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase was primarily attributable to increases in personnel costs of $0.5 million, resulting from an increase in headcount and an increase in commission payments due to increased sales. The increase was also driven by increases in partner selling fees of $0.4 million, advertising expenses of $0.3 million, professional fees of $0.1 million and travel and related expenses of $0.1 million.

Sales and marketing expenses increased $3.5 million, or 28%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase was primarily attributable to increases in personnel costs of $1.5 million, resulting from an increase in headcount and an increase in commission payments due to increased sales. The increase was also driven by increases in partner selling fees of $1.0 million, advertising expenses of $0.3 million, travel and related expenses of $0.3 million, professional fees of $0.2 million and facilities and other costs of $0.2 million. Excluding commissions and partner selling fees, which vary as a function of sales, we expect sales and marketing expenses to increase in each of the remaining quarters of 2007 as we continue to invest in sales and marketing efforts to drive further revenue growth.

Research and Development.  Research and development expenses increased $0.2 million, or 7%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase was due to increases in personnel costs of $0.3 million primarily due to headcount increases, partially offset by a decrease in contract employee expenses of $0.1 million.

Research and development expenses increased $0.9 million, or 12%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase was due to increases in personnel costs of $1.0 million primarily due to headcount increases, partially offset by a decrease in professional fees of $0.1 million. We expect our research and development expense to remain relatively constant in each of the remaining quarters of 2007.

General and Administrative.  General and administrative expenses increased $0.5 million, or 18%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase was due to an increase of $0.3 million in professional fees for external auditors and consultants related in part to compliance with Section 404 of the Sarbanes-Oxley Act, and $0.2 million in personnel compensation-related costs primarily due to headcount increases.

General and administrative expenses increased $1.3 million, or 22%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase was due to an increase of $1.2 million in professional fees primarily for external auditors and consultants related in part to compliance with Section 404 of the Sarbanes-Oxley Act and $0.1 million in personnel costs. We expect general and administrative expenses to remain flat during the third quarter of 2007 and to increase in the fourth quarter of 2007 as we anticipate incurring additional professional fees related to the compliance efforts for Section 404 of the Sarbanes-Oxley Act.

Stock-Based Compensation

Expenses for the three and six months ended June 30, 2007 and 2006 include stock-based compensation expenses as follows (in thousands, except percentage data):

	Three	Three		Percentage
	Months	Months		of Dollar
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year Over
	2007	2006	(Decrease)	Year

Stock-based compensation:
Cost of maintenance, service and on-demand revenues	$260	$246	$14	6%
Sales and marketing	274	264	10	4%
Research and development	207	218	(11)	(5)%
General and administrative	775	662	113	17%

Total stock-based compensation	$1,516	$1,390	$126	9%

	Six	Six		Percentage
	Months	Months		of Dollar
	Ended	Ended		Change
	June 30,	June 30,	Year to Year	Year Over
	2007	2006	Increase	Year

Stock-based compensation:
Cost of maintenance, service and on-demand revenues	$521	$510	$11	2%
Sales and marketing	541	530	11	2%
Research and development	532	465	67	14%
General and administrative	1,150	1,094	56	5%

Total stock-based compensation	$2,744	$2,599	$145	6%

Total stock-based compensation expenses increased $0.1 million, or 9%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and increased $0.1 million, or 6%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Other Items

The table below sets forth the changes in other items for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 (in thousands, except percentage data):

	Three	Three		Percentage
	Months	Months		of Dollar
	Ended	Ended		Change
	June 30,	June 30,	Year to Year	Year Over
	2007	2006	Increase	Year

Interest and other income	$813	$675	$138	20%

Provision for income taxes	$87	$—	$87	100%

Cumulative effect of a change in accounting principle	$—	$—	$—	0%

	Six	Six		Percentage
	Months	Months		of Dollar
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year Over
	2007	2006	(Decrease)	Year

Interest and other income	$1,582	$1,243	$339	27%

Provision for income taxes	$108	$—	$108	100%

Cumulative effect of a change in accounting principle	$—	$128	$(128)	(100)%

Interest and Other Income

Interest and other income increased $0.1 million, or 20%, and $0.3 million, or 27%, for the three and six months ended June 30, 2007, respectively, compared to the three and six months ended June 30, 2006, respectively. The increase was primarily attributable to the increase in interest income generated on our investments as a result of higher interest rates in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.

Provision for Income Taxes

Provision for income taxes was $87,000 and $108,000 for the three and six months ended June 30, 2007, respectively. There were no provisions for income taxes for the three and six months ended June 30, 2006. The provisions for the three and six months ended June 30, 2007, were primarily due to foreign withholding taxes. We maintained a full valuation allowance against our deferred tax assets based on our determination that it was more likely than not that the deferred tax assets would not be realized.

Liquidity and Capital Resources

As of June 30, 2007, we had $53.5 million of cash, cash equivalents and short-term investments compared to $52.9 million as of December 31, 2006.

Net Cash Used in Operating Activities.  Net cash used in operating activities was $0.3 million for the six months ended June 30, 2007 and $7.4 million for the six months ended June 30, 2006. The significant cash receipts and outlays for the two periods are as follows (in thousands):

	Six Months Ended June 30,
	2007	2006

Cash collections	$49,376	$30,070
Payroll-related costs	(31,988)	(26,679)
Professional services costs	(8,526)	(3,628)
Employee expense reports	(3,659)	(3,327)
Facilities-related costs	(1,993)	(1,722)
Third-party royalty payments	(458)	(268)
Other	(3,025)	(1,838)

Net cash used in operating activities	$(273)	$(7,392)

Net cash used in operating activities decreased $7.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease was primarily attributable to a $19.3 million increase in cash collections resulting from the timing of accounts receivable collections, partially offset by a $5.3 million increase in payroll-related costs due to an increase in headcount, a $4.9 million increase in professional services related to increased use of subcontractors and our efforts to comply with Section 404 of the Sarbanes-Oxley Act, and a $1.5 million increase in employee expense reports and other costs.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $1.5 million for the six months ended June 30, 2007 as compared to $2.4 million for the six months ended June 30, 2006. Net cash used in investing activities during the six months ended June 30, 2007 was primarily due to purchases of investments of $24.1 million and purchases of property and equipment of $1.4 million, partially offset by proceeds from maturities and sale of investments of $23.9 million. For the six months ended June 30, 2006, net cash used in investing activities was primarily due to purchases of investments of $31.8 million and purchases of property and equipment of $1.2 million, partially offset by proceeds from maturities and sale of investments of $30.6 million.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $2.0 million and $1.5 million for the six months ended June 30, 2007 and 2006, respectively. The net cash provided by financing activities for both periods reflected proceeds from the issuance of common stock.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations (in thousands) at June 30, 2007. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the table. In addition, to the extent that payments for unconditional purchase commitments for goods and services are based, in part, on volume or type of services required by us, we included only the minimum volume or purchase commitment in the table below.

	Payments due by Period
		Remaining					2012
Contractual Obligations	Total	2007	2008	2009	2010	2011	and Beyond

Operating lease commitments	$8,944	$1,281	$2,662	$2,499	$1,825	$677	$—

Unconditional purchase commitments	$4,639	$922	$1,961	$1,062	$494	$100	$100

With the exception of the above contractual cash obligations, we have no material off-balance sheet arrangements that have not been recorded in our condensed consolidated financial statements.

For our New York, New York and San Jose, California offices, we have two certificates of deposit totaling approximately $570,000 as of June 30, 2007 and December 31, 2006, pledged as collateral to secure letters of credit required by our landlords for security deposits.

We believe our existing cash and investment balances will be sufficient to meet our anticipated short-term and long-term cash requirements as well as the contractual obligations listed above for the foreseeable future. Our future capital requirements will depend on many factors, including revenues we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, market acceptance of our on-demand service offering, and the continuing market acceptance of our other products.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk.  We invest our cash in a variety of financial instruments, consisting primarily of investments in money market accounts, high quality corporate debt obligations or United States government obligations. Our investments are made in accordance with an investment policy approved by our Board of Directors. All of our investments are classified as available for sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets.

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At June 30, 2007, the average maturity of our investments was approximately five months, and all investment securities had maturities of less than 24 months. The following table presents certain information about our financial instruments at June 30, 2007 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity		Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value

Available-for-sale securities	$39,907	$3,906	$43,813	$43,781
Weighted average interest rate	5.36%	5.22%

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of June 30, 2007, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to market risk related to debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest expense market risk.

Foreign Currency Exchange Risk.  Our revenues and our expenses, except those related to our United Kingdom, Germany and Australia operations, are generally denominated in United States dollars. For the three and six months ended June 30, 2007, approximately 17% and 16% of our total revenues, respectively, were denominated in foreign currency. Our exchange risks and foreign exchange losses have been minimal to date. We expect to continue to transact a majority of our business in United States dollars.

Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

As of June 30, 2007, we had an aggregate of $0.4 million (notional amount) of outstanding short-term foreign currency forward exchange contracts denominated in British pounds.

Unrealized gains and losses related to our forward exchange contracts were not material for the three months and six months ended June 30, 2007. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the immediate future. However, we cannot provide any assurance that our foreign investment strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally, we hedge only a portion of our foreign currency exchange exposure. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

The following table provides information about our foreign currency forward exchange contracts as of June 30, 2007. All of our foreign currency forward exchange contracts mature within the next 12 months.

	As of June 30, 2007
		Average
	Notional	Contract	Estimated
	Amount	Rate	Fair Value
	(In thousands except contract rates)

Foreign currency forward contracts:
British pounds	$444	1.9710	$11

Item 4.	Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

We have a history of losses, and we cannot assure you that we will achieve or sustain profitability.

We incurred net losses of $2.8 million and $6.2 million for the three and six months ended June 30, 2007, respectively, as well as $8.7 million, $8.6 million and $25.5 million in 2006, 2005 and 2004, respectively. We expect that our reported expenses will increase in the remainder of 2007 as we expand our operations domestically and internationally and as we increase the number of our product offerings. To achieve profitability, we must increase our total revenues and improve our gross margin on maintenance, service, and on-demand revenue. We cannot assure that we will achieve or sustain profitability on a quarterly or annual basis in the future. If we cannot increase our license and maintenance, service and on-demand revenues to a level necessary to exceed our initial investments in our on-demand services and our increased operating expenses, our future results of operations and financial condition will be negatively affected.

Our quarterly license revenues remain largely dependent on a relatively small number of license transactions involving sales of our products to new customers, and any delay or failure in closing one or more of these transactions could adversely affect our results of operations.

Our quarterly license revenues are typically dependent upon the closing of a relatively small number of transactions involving perpetual licensing of our products to new customers. As such, variations in the rate and timing of conversion of sales prospects into license revenues could result in our failure to meet revenue objectives or achieve or maintain profitability in future periods. In addition, we generally recognize the bulk of our license revenues for a given sale either at the time we enter into the agreement and deliver the product, or over the period in which we perform any services that are essential to the functionality of the product. Unexpected changes in the size of transactions or other contractual terms late in the negotiation process or changes in the mix of contracts we enter into, including customers’ selection of our on-demand solution (for which revenues are included in our maintenance, service and on-demand revenues and recognized ratably over the contract term) in lieu of perpetual licenses, could therefore materially and adversely affect our license revenues in a quarter. Reductions in the amount of customers’ purchases or delays in recognition of revenues would adversely affect our revenues, results of operations and financial condition.

Our success depends upon our ability to develop new products and enhance our existing products. Failure to successfully introduce new or enhanced products may adversely affect our operating results.

The sales performance management software market is characterized by:

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

The market for sales performance management software is new and rapidly evolving and may not develop as we expect.

All of our business is in the market for sales performance management software, which is a new and rapidly evolving market. We believe one of our key challenges is to convince prospective customers of their need for our products and services and to persuade them that they should make purchases of our products and services a higher priority relative to other projects. Our future financial performance will depend in large part on continued growth in the number of organizations adopting SPM software as a solution to address the problems related to sales performance management. We have only recently begun to focus our business on this market opportunity. The market for sales performance management software may not develop as we expect, or at all. Even if a market does develop, our competitors may be more successful than we are in capturing the market. In either case, our business and operating results will be adversely affected.

Our quarterly revenues and operating results are unpredictable and are likely to continue to fluctuate substantially, which may harm our results of operations.

Our revenues, particularly our license revenues, are extremely difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. For example, in the first six months of 2005 and throughout 2004, our license revenues were substantially lower than expected due to purchasing delays by our customers and our failure to close transactions, resulting in significant net losses. Conversely, our license revenues from mid-2005 through the second quarter of 2007 were greater than in prior periods, primarily as a result of closing more and larger transactions. We cannot assure you that we will continue this recent revenue growth. In addition, our license revenues have historically been seasonal, with highest revenues in the fourth quarter and lower revenues during the second and third quarters of the year.

Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance.

Factors that may cause our quarterly revenue and operating results to fluctuate include:

•	The discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	the priority our customers place on the purchase of our products as compared to other information technology and capital acquisitions;

•	competitive conditions in our industry, including new products, product announcements and discounted pricing or special payment terms offered by our competitors;

•	customers’ selection of our on-demand solution, under which we recognize revenue as part of maintenance, service and on-demand over the term of the agreement, in lieu of traditional perpetual license revenue, which is typically recognized in the quarter in which the transaction closes or as the products are implemented;

•	our ability to hire, train and retain appropriate sales and professional services staff;

•	varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenues;

•	indeterminate and often lengthy sales cycles;

•	changes in the mix of revenues attributable to higher-margin product license revenues as opposed to substantially lower-margin maintenance, service and on-demand revenues;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	merger and acquisition activities among our customers, which may alter their buying patterns;

•	our ability to timely complete our service obligations related to product sales;

•	the utilization rate of our professional services personnel and the degree to which we use third-party consulting services;

•	changes in the average selling prices of our products;

•	the rates the market will bear for our professional services and our ability to efficiently and profitably perform such services based on those market rates;

•	timing of product development and new product initiatives;

•	increased operating expenses associated with channel sales, increased product development efforts and Sarbanes-Oxley compliance; and

•	customer concerns regarding the impact of implementing large, enterprise-wide deployments of products, including our products, and compliance with the internal control requirements of Sarbanes-Oxley.

We might not be able to manage our future growth efficiently or profitably.

We experienced significant growth in 2006 and the six months ended June 30, 2007 and are planning for this growth trend to continue. If this growth continues, we will likely need to expand the size of our sales and marketing, research and development and general and administrative staffs, grow our related operations and strengthen our financial and accounting controls. There is no assurance that our infrastructure will be sufficiently scalable to manage any growth that we experience. For example, if we increased sales of licenses, we could experience a significant increase in demand for our professional services personnel to implement our solutions. If we are unable to address these additional demands on our resources, our operating results and growth might suffer. Even if we are able to hire additional personnel, they will require a substantial period of training, and there is no guarantee that any new personnel will be as highly qualified as our existing personnel. As a result, certain implementations of our solution may not meet our customers’ expectations, our reputation could be harmed and our business and operating results could be adversely affected. Also, if we continue to expand our operations, our systems, procedures or controls might not be adequate to support expansion. Further, to the extent we invest in additional resources to support further growth and growth in our revenues does not ensue, our operating results would be adversely affected. Our inability to manage our growth could harm our business.

If our hosted on-demand offerings fail to achieve broad market acceptance, or if we are unable to offer these services on a profitable basis, our operating results could be adversely affected.

We have invested, and expect to continue to invest, substantial resources to launch, market, and implement our hosted on-demand offerings, and, to date, we have not realized any gross margin on sales of these services. As we continue to promote our hosted on-demand services, there is a risk of confusion in the market over the alternative ways to purchase our software, which could result in delayed sales. In addition, there is a risk that customers that would otherwise purchase a perpetual license may opt for our hosted on-demand services, possibly late in the sales cycle. To the extent our hosted on-demand offerings result in a shift away from perpetual licenses, our revenue and operating results will be adversely affected. We are continuing to experiment with pricing and volume of our hosted on-demand services, and we do not know when or if we will be able to offer these services on a profitable basis. If our hosted on-demand services do not achieve broad market acceptance, or if we are not able to offer them on a profitable basis, our operating results may be materially and adversely affected.

Our maintenance, service and on-demand revenues produce substantially lower gross margins than our license revenues, and decreases in license revenues relative to maintenance, service and on-demand revenues have harmed, and may continue to harm, our overall gross margins.

Our maintenance, service and on-demand revenues, which include fees for consulting, implementation, maintenance and training, as well as fees for our on-demand services beginning in 2006, were 72% and 70% of our revenues for the three and six months ended June 30, 2007, respectively, and 64%, 71% and 78% of our revenues for 2006, 2005 and 2004, respectively. Our maintenance, service and on-demand revenues have substantially lower gross margins than our license revenues. Failure to increase our higher margin license revenues in the future would adversely affect our overall gross margin and operating results.

Historically, maintenance, service and on-demand revenues as a percentage of total revenues have varied significantly from period to period due to fluctuations in licensing revenues, changes in the average selling prices for our products and services and the effectiveness and appeal of competitive service providers. In addition, the volume and profitability of services can depend in large part upon:

•	Competitive pricing pressure on the rates that we can charge for our professional services;

•	the complexity of the customers’ information technology environment;

•	the resources directed by customers to their implementation projects; and

•	the extent to which outside consulting organizations provide services directly to customers.

As an example of competitive pressure on our services offerings, many of our potential customers are outsourcing technology projects offshore to take advantage of lower labor costs. Additionally, as we extend our customer base internationally, market rates for the types of professional services we offer are typically less abroad than the rates we charge domestically. Consequently, we expect some customers to demand lower hourly rates for the professional services we provide, which may erode our margins for our maintenance, service and on-demand revenues or result in lost business.

The gross margins for our maintenance, service and on-demand revenues have declined from 31% in 2005, to 23% and 24% in the three and six months ended June 30, 2007, respectively. Our maintenance, service and on-demand gross margins have been adversely affected by a number of factors, including the shift in product mix to lower margin professional services revenues from higher margin maintenance revenues, the initial investments in launching our on-demand services, international expansion and increases in engagements for new customers, which generally include lower billing rates than engagements for existing customers.

We expect maintenance, service and on-demand revenue to continue to comprise a majority of our overall revenues for the foreseeable future, and if we are unable to improve our margins for our maintenance, service and on-demand revenues, our operating results would be adversely affected.

Our products have long sales cycles, which makes it difficult to plan our expenses and forecast our results.

The sales cycles for perpetual licenses of our products have historically been between six and twelve months, and longer in some cases, to complete. The sales cycles for our on-demand solution is still evolving, and it is difficult to determine with any certainty how long our sales cycles for on-demand solutions will be in the future. Consequently, it remains difficult to predict the quarter in which a particular sale will close and to plan expenditures accordingly. Moreover, because license sales are often completed in the final two weeks of a quarter, this difficulty may be compounded. The period between our initial contact with a potential customer and its purchase of our products and services is relatively long due to several factors, including:

•	The complex nature of our products and services;

•	the need to educate potential customers about the uses and benefits of our products and services;

•	the requirement that a potential customer invest significant financial and other resources in connection with the purchase and implementation of our products and services;

•	budget cycles of our potential customers that affect the timing of purchases;

•	customer requirements for competitive evaluation and internal approval before purchasing our products and services;

•	potential delays of purchases due to announcements or planned introductions of new products and services by us or our competitors; and

•	the lengthy approval processes of our potential customers, many of which are large organizations.

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

In addition, our management makes assumptions and estimates as to the timing and amount of future revenues in budgeting future operating costs and capital expenditures based on estimated closing dates and potential dollar amounts of transactions. Management aggregates these estimates periodically to generate our sales forecasts and then evaluates the forecasts to identify trends. Because our operating expenses are based upon anticipated revenue trends and because a high percentage of our operating expenses are relatively fixed in the short term, a delay in the recognition of revenue from one or more license transactions could cause significant variations in our operating results and could result in losses substantially in excess of anticipated amounts.

Professional services comprise a substantial portion of our revenues and, to the extent our customers choose to use other services providers, our revenues and operating results may decline.

A substantial portion of our revenues are derived from the performance of professional services, primarily implementation, configuration, training and other consulting services in connection with new product licenses and other ongoing projects. However, there are a number of third-party service providers available that offer these professional services, and we do not require that our customers use our professional services. To the extent our customers choose to use third-party service providers instead of us or perform these professional services themselves, our revenues and operating income may decline, possibly significantly.

If we are unable to hire and retain qualified employees, including sales, professional services, and engineering personnel, our growth may be impaired.

To expand our business successfully and maintain a high level of quality, we need to recruit, retain and motivate additional highly skilled employees in all areas of our business and sales, professional services, and engineering personnel, in particular. If we are unable to hire and retain a sufficient number of qualified employees, our ability to grow our business will be impaired. In particular, as a company focused on the development of complex products, we are often in need of additional software developers and engineers. Moreover, as our customer base increases, we are likely to experience staffing constraints in connection with the deployment of trained and experienced professional services resources capable of implementing, configuring and maintaining our software for existing customers looking to migrate to more current versions of our products as well as new customers requiring installation support.

Our latest product features and functionality may require existing customers to migrate to more recent versions of our software. Moreover, we may choose to or be compelled to discontinue maintenance support for older versions of our software products, forcing customers to upgrade their software in order to continue receiving maintenance support. If existing customers fail to migrate or delay migration to newer versions of our software, our revenues may be harmed.

We plan to pursue sales of new product modules to existing perpetual license customers of our TrueComp software. To take advantage of new features and functionality in our latest modules, most of our perpetual license customers will need to migrate to a more current version of our products. We also expect to periodically terminate maintenance support on older versions of our products for various reasons including, without limitation, termination of support by third-party software vendors whose products complement ours or upon which we are dependent. Termination of maintenance may force our perpetual license customers to migrate to more current versions of our software. Regardless of the reason, upgrading to more current versions of our products is likely to involve additional cost, which our customers may decline to incur or delay incurring. If a sufficient number of our customers do not migrate to newer versions of our software, our continued maintenance support opportunities and our ability to sell additional products to these customers, and as a result, our revenues and operating income, may be harmed, possibly significantly.

If we do not compete effectively, our revenues may not grow and could decline.

We have experienced, and expect to continue to experience, intense competition from a number of software companies. We compete principally with vendors of (SPM) software, Enterprise Incentive Management (EIM) software, enterprise resource planning software, and customer relationship management software. Our competitors may announce new products, services or enhancements that better meet the needs of customers or changing industry standards. Increased competition may cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

Many of our enterprise resource planning competitors and other potential competitors have significantly greater financial, technical, marketing, service and other resources. Many also have a larger installed base of users, longer operating histories or greater name recognition. Some of our competitors’ products may also be more effective at performing particular SPM or EIM system functions or may be more customized for particular customer needs in a given market. Even if our competitors provide products with less SPM or EIM system functionality than our products, these products may incorporate other capabilities, such as recording and accounting for transactions, customer orders or inventory management data. A product that performs these functions, as well as some of the functions of our software solutions, may be appealing to some customers because it would reduce the number of software applications used to run their business.

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

Our software license customers have the option to receive implementation, maintenance, training and consulting services from our internal professional services organization or from outside consulting organizations. In the future, we may be required to increase our use of third-party service providers to help meet our implementation and service obligations. If we require a greater number of third-party service providers than are currently available, we will be required to negotiate additional arrangements, which may result in lower gross margins for maintenance or service revenues. Moreover, third-party service providers may not be as skilled in implementing or maintaining our products as our internal professional staff.

If implementation services are not provided successfully and in a timely manner, our customers may experience increased costs and errors, which may result in customer dissatisfaction and costly remediation and litigation, any of which could adversely impact our reputation, operating results and financial condition.

A substantial majority of our revenues are derived from our TrueComp software application and related products and services, and a decline in sales of these products and services could adversely affect our operating results and financial condition.

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

The intensely competitive market in which we do business may require us to reduce our prices and/or modify our traditional licensing revenue generation strategies in ways that may delay revenue recognition on all or a portion of our licensing transactions. For example, in 2006 we introduced our hosted on-demand offering of our product, which is sold on a subscription basis. Revenues from the hosted on-demand offering are recognized ratably over time, as opposed to perpetual license revenues, which we generally recognize in the quarter in which the transaction closes or as the product is implemented. If our competitors offer deep discounts on competitive products or services, we may be required to lower prices or offer other terms more favorable to our customers in order to compete successfully. Some of our competitors may bundle their software products that compete with ours with their other products and services for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, limit the prices that we can charge for our products. If we cannot offset price reductions and other terms more favorable to our customers with a corresponding increase in the number of sales or decreased spending, then the reduced revenues resulting from lower prices or revenue recognition delays would adversely affect our margins and operating results.

Our products depend on the technology of third parties licensed to us that are necessary for our applications to operate and the loss or inability to maintain these licenses, errors in such software, or discontinuation or updates to such software could result in increased costs or delayed sales of our products.

We license technology from several software providers for our rules engine, analytics, web viewer and quota management application, and we anticipate that we will continue to do so. We also rely on generally available third-party software such as WebSphere and WebLogic to run our applications. Any of these software applications may not continue to be available on commercially reasonable terms, if at all, or new versions may be released that are incompatible with our prior or existing software releases. Some of the products could be difficult to replace, and developing or integrating new software with our products could require months or years of design and engineering work. The loss or modification of any of these technologies could result in delays in the license of our products until equivalent technology is developed or, if available, is identified, licensed and integrated. For example, we entered into an agreement to license our quota management software application from Hyperion Solutions in the third quarter of 2006. Hyperion Solutions was acquired in April 2007 by one of our competitors, Oracle. There is no assurance that we will receive the benefits we contemplated when we entered into the arrangement with Hyperion.

In addition, our products depend upon the successful operation of third-party products in conjunction with our products and, therefore, any undetected errors in these products could prevent the implementation or impair the functionality of our products, delay new product introductions and/or injure our reputation. Our use of additional or alternative third-party software that requires us to enter into license agreements with third parties could result in new or higher royalty payments.

Errors in our products could be costly to correct, adversely affect our reputation and impair our ability to sell our products.

Our products are complex and, accordingly, they may contain errors, or “bugs,” that could be detected at any point in their product life cycle. While we continually test our products for errors and work with customers to timely identify and correct bugs, errors in our products are likely to be found in the future. Any errors could be extremely costly to correct, materially and adversely affect our reputation and impair our ability to sell our products. Moreover, customers relying on our products to calculate and pay incentive compensation may have a greater sensitivity to product errors and security vulnerabilities than customers for software products in general. If we incur substantial costs to correct any product errors, our operating margins would be adversely affected.

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

All of our existing personnel, including our executive officers, are employed on an “at-will” basis. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan would be harmed. Even if we can timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

We may lose sales opportunities and our business may be harmed if we do not successfully develop and maintain strategic relationships to implement and sell our products.

We have relationships with third-party consulting firms, systems integrators and software vendors. These third parties may provide us with customer referrals, cooperate with us in the design, sales and/or marketing of our products, provide valuable insights into market demands and provide our customers with systems implementation services or overall program management. However, we do not have formal agreements governing our ongoing relationship with certain of these third-party providers and the agreements we do have generally do not include obligations with respect to generating sales opportunities or cooperating on future business. In addition, certain of our strategic relationships require that we pay substantial commissions on sales of our products, which could adversely affect our operating margins. Should any of these third parties go out of business or choose not to work with us, we may be forced to develop all or a portion of those capabilities internally, incurring significant expense and adversely affecting our operating results. Any of our third-party providers may offer products of other companies, including products that compete with our products. If we do not successfully and efficiently establish, maintain, and expand our industry relationships with influential market participants, we could lose sales and service opportunities, which would adversely affect our results of operations.

Breaches of security or failure to safeguard customer data could create the perception that our services are not secure, causing customers to discontinue or reject the use of our services and potentially subject us to significant liability. Implementing, monitoring and maintaining adequate security safeguards may be costly.

We provide an on-demand service whereby our customers access our software and transmit confidential data, including personally identifiable individual data of their employees, agents, and customers over the Internet. We also store data provided to us by our customers on servers in a third-party data warehouse. In addition, we may have access to confidential and private individual data as part of our professional services organization activities including implementation, maintenance and support of our software for perpetual license customers. If we do not adequately safeguard the confidential information imported into our software or otherwise provided to us by our customers, or if third parties penetrate our systems or security and misappropriate our customers’ confidential information, our reputation may be damaged and we may be sued and incur substantial damages in connection with such disclosures or misappropriations. Even if it is determined that our security measures were adequate, the damage to our reputation may cause customers and potential customers to reconsider the use of our software and services, which may have a material adverse effect on our results of operations.

Moreover, many of our customers are subject to heightened safety obligations regarding the personally identifiable information of their customers. In the United States, these heightened obligations particularly affect the financial services and insurance sectors, which are subject to stringent controls over personal information under the Gramm-Leach-Bliley Act, Health Insurance Portability and Accountability Act and other similar state and federal laws and regulations. In addition, the European Union Directive on Data Protection creates international obligations on the protection of personal data that typically exceed security requirements mandated in the United States. The security measures we have implemented and may need to implement, monitor and maintain in the future to satisfy the requirements of our customers, many of which are in the financial services and insurance sectors, may be substantial and involve significant time and effort, which are typically not chargeable to our customers.

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

Our inclusion of open source software in our products may expose us to liability or require release of our source code.

We use a limited amount of open source software in our products and may use more in the future. From time to time there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. In addition, some open source software is provided under licenses that require that proprietary software, when combined in specific ways with open source software, become subject to the open source license and thus freely available. While we take steps to minimize the risk that our software, when combined with open source software, would become subject to open source licenses, few courts have interpreted open source licenses. As a result, the manner in which these licenses will be enforced is unclear. If our software were to become subject to open source licenses, our ability to commercialize our products and our operating results would be materially and adversely affected.

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed.

Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act of 2002, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could impair our ability to accurately forecast sales demand, manage our system integrators and other third-party service vendors and record and report financial and management information on a timely and accurate basis. Additionally, we became obligated to comply with Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2006, including the obligation to test for and disclose any material weaknesses in our internal controls. This is an ongoing obligation for us and we may identify one or more material weaknesses in our internal controls. The existence of any material weaknesses could inhibit our ability to accurately and timely report our operating results, and the disclosure of material weaknesses could adversely affect our stock price.

We expect to expand our international operations but we do not have substantial experience in international markets, and may not achieve the expected results.

We expanded our international operations in 2006 and are further expanding these operations in 2007. International expansion may require substantial financial resources and a significant amount of attention from our management. International operations involve a variety of risks, particularly:

•	Unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

•	differing abilities to protect our intellectual property rights;

•	differing labor regulations;

•	greater difficulty in supporting and localizing our products;

•	greater difficulty in establishing, staffing and managing foreign operations;

•	possible political and economic instability; and

•	fluctuating exchange rates.

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

We may in the future acquire or make investments in other complementary companies, products, services and technologies. Such acquisitions and investments involve a number of risks, including:

•	As was the case with our acquisition of an assembled workforce and source code license from Cezanne Software in 2004, we may find that the acquired business or assets do not further our business strategy, or that we overpaid for the business or assets, or that economic conditions change, all of which may generate a future impairment charge;

•	we may have difficulty integrating the operations and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	we may have difficulty integrating the acquired technologies or products with our existing product lines;

•	there may be customer confusion where our products overlap with those of the acquired business;

•	we may have product liability associated with the sale of the acquired business’ products;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	the acquisition may result in litigation from terminated employees or third-parties; and

•	we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.

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

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to a number of factors, including those described in this section. We receive only limited attention by securities analysts, and there frequently occurs an imbalance between supply and demand in the public trading market for our common stock due to limited trading volumes. Investors should consider an investment in our common stock as risky and should purchase our common stock only if they can withstand significant losses. Other factors that affect the volatility of our stock include:

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

The Company’s Annual Meeting of Stockholders (Annual Meeting) was held on June 5, 2007. Two matters were voted on at the Annual Meeting. A brief description of each of these matters and the results of the votes thereon, are as follows:

Proposal 1.  Election of Directors

Immediately prior to the commencement of the Annual Meeting, the Company’s Board of Directors consisted of seven members divided into three classes (Classes I through III). The Class I members of the Board of Directors were scheduled for election at the Annual Meeting, each to serve three-year terms to expire at the annual meeting of stockholders in 2010 or until their successors are duly elected and qualified. The nominees of the Board to serve as Class I members were George B. James, David B. Pratt, and Robert H. Youngjohns. There were no other nominees. Messrs. James, Pratt, and Youngjohns were each elected at the Annual Meeting as Class I directors by the following votes:

Nominees of the Board of Directors	For	Withheld
George B. James	24,225,888	163,329
David B. Pratt	24,218,232	170,985
Robert H. Youngjohns	24,230,569	158,648

The Company’s other directors whose terms of office continued after the Annual Meeting are William B. Binch and Michele Vion (Class II), and Charles M. Boesenberg and Michael A. Braun (Class III).

Proposal 2.  Ratification of the appointment of KPMG LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2007.

For	Against	Abstain
24,356,318	10,879	22,019

Item 6.	Exhibits

(a)	Exhibits

Exhibit
Number	Description

10.24	Restricted Stock Agreement with Michael Graves
31.1	302 Certifications
32.1	906 Certification

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 1, 2007.

CALLIDUS SOFTWARE INC.

By:
/s/  RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer,
Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

Exhibit
Number	Description

10.24	Restricted Stock Agreement with Michael Graves
31.1	302 Certifications
32.1	906 Certification