Form 10-Q
period 2007-09-30
CALLIDUS SOFTWARE INC
filed 2007-11-08
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     There were 29,533,342 shares of the registrant’s common stock, par value $0.001, outstanding on November 2, 2007, the latest practicable date prior to the filing of this report.

          Callidus Software®, the Callidus logo®, Callidus TRUEANALYTICS™, TRUECOMP®, TRUEINFORMATION®, TRUEPERFORMANCE®, TRUEPRODUCER™ and TRUERESOLUTION® are our trademarks, among others not referenced in this quarterly report of Form 10-Q. All other trademarks, service marks, or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,286	$12,082
Short-term investments	36,935	40,857
Accounts receivable, net	26,090	23,064
Prepaid and other current assets	3,118	3,939

Total current assets	79,429	79,942
Property and equipment, net	4,456	4,086
Deposits and other assets	4,533	1,166

Total assets	$88,418	$85,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,044	$899
Accrued payroll and related expenses	5,936	6,647
Accrued expenses	7,590	3,721
Deferred revenue	13,222	13,726

Total current liabilities	30,792	24,993
Long-term deferred revenue	1,208	1,578
Other liabilities	1,250	1,243

Total liabilities	33,250	27,814

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 29,370 and 28,354 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	29	28
Additional paid-in capital	201,006	193,499
Accumulated other comprehensive income	421	408
Accumulated deficit	(146,288)	(136,555)

Total stockholders’ equity	55,168	57,380

Total liabilities and stockholders’ equity	$88,418	$85,194

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
Revenues:
License revenues	$6,200	$5,776	$21,869	$18,669
Services, maintenance and on-demand revenues	19,170	11,649	54,883	33,377

Total revenues	25,370	17,425	76,752	52,046
Cost of revenues:
License revenues	191	105	646	389
Services, maintenance and on-demand revenues	14,238	8,205	41,474	24,570

Total cost of revenues	14,429	8,310	42,120	24,959

Gross profit	10,941	9,115	34,632	27,087

Operating expenses:
Sales and marketing	7,293	5,570	23,156	17,929
Research and development	3,688	3,612	11,781	10,832
General and administrative	3,951	3,195	11,372	9,274

Total operating expenses	14,932	12,377	46,309	38,035

Operating loss	(3,991)	(3,262)	(11,677)	(10,948)
Interest and other income	657	754	2,239	1,997

Loss before provision for income taxes	(3,334)	(2,508)	(9,438)	(8,951)
Provision for income taxes	36	—	144	—

Loss before cumulative effect of a change in accounting principle	(3,370)	(2,508)	(9,582)	(8,951)

Cumulative effect of a change in accounting principle	—	—	—	128

Net loss	$(3,370)	$(2,508)	$(9,582)	$(8,823)

Net loss per share — basic and diluted
Loss per share before cumulative effect of a change in accounting principle	$(0.12)	$(0.09)	$(0.33)	$(0.33)
Cumulative effect of a change in accounting principle	—	—	—	0.01

Net loss per share	$(0.12)	$(0.09)	$(0.33)	$(0.32)

Shares used in basic per share computation	29,175	27,888	28,901	27,500

Shares used in diluted per share computation	29,175	27,888	28,901	27,500

See accompanying notes to unaudited condensed consolidated financial statements.

  CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,582)	$(8,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	1,417	1,380
Provision for doubtful accounts and sales returns	82	(38)
Stock-based compensation	3,949	3,665
Loss on disposal of property	2	10
Net (accretion) amortization on investments	(489)	23
Cumulative effect of a change in accounting principle	—	(128)
Changes in operating assets and liabilities:
Accounts receivable	(2,940)	(4,362)
Prepaid and other current assets	1,175	(1,577)
Other assets	(1,652)	142
Accounts payable	1,801	25
Accrued payroll and related expenses	(735)	(1,990)
Accrued expenses	3,435	675
Deferred revenue	(902)	(1,009)

Net cash used in operating activities	(4,439)	(12,007)

Cash flows from investing activities:
Purchases of investments	(33,572)	(39,949)
Proceeds from maturities and sale of investments	38,005	40,950
Purchases of property and equipment	(2,385)	(1,511)
Change in restricted cash	130	122

Net cash provided by (used in) investing activities	2,178	(388)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,558	2,784

Net cash provided by financing activities	3,558	2,784

Effect of exchange rates on cash and cash equivalents	(93)	63

Net increase (decrease) in cash and cash equivalents	1,204	(9,548)
Cash and cash equivalents at beginning of period	12,082	23,705

Cash and cash equivalents at end of period	$13,286	$14,157

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
          Basis of Presentation
          The accompanying condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of September 30, 2007 and the three and nine months ended September 30, 2007 and 2006 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
          Valuation Accounts
           Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company offsets gross trade accounts receivable with its allowance for doubtful accounts and sales return reserve. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. The sales return reserve is the Company’s best estimate of the probable amount of remediation services it will have to provide for ongoing professional service arrangements. To determine the adequacy of the sales return reserve, the Company analyzes historical experience of actual remediation service claims as well as current information on remediation service requests. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses, while provisions for sales returns are offset against services, maintenance and on-demand revenues.
          Below is a summary of the changes in the Company’s valuation accounts for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Balance at	Provision,		Balance at
	Beginning	Net of		End of
	of Period	Recoveries	Write-Offs	Period
Allowance for doubtful accounts
Three months ended September 30, 2007	$483	$37	$—	$520
Three months ended September 30, 2006	553	(90)	—	463
Nine months ended September 30, 2007	463	57	$—	520
Nine months ended September 30, 2006	480	(12)	(5)	463

	Balance at		Remediation	Balance at
	Beginning		Service	End of
	of Period	Provision	Claims	Period
Sales return reserve
Three months ended September 30, 2007	$259	$240	$(233)	$266
Three months ended September 30, 2006	281	112	(104)	289
Nine months ended September 30, 2007	241	$953	(928)	266
Nine months ended September 30, 2006	310	610	(631)	289
          Restricted Cash
           Included in deposits and other assets in the consolidated balance sheets at September 30, 2007 and December 31, 2006 is restricted cash of $440,000 and $570,000, respectively, related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in other assets based on the remaining contractual term for the release of the restriction.
          Revenue Recognition
          The Company generates revenues primarily by licensing software and providing related software maintenance and professional services to its customers. The Company also generates revenue through its on–demand offering.
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
     Perpetual Licensing. The Company’s perpetual software arrangements typically include: (i) an end-user license fee paid in exchange for the use of its products, generally based on a specified number of payees, and (ii) a maintenance arrangement that provides for technical support and product updates, generally over renewable twelve-month periods. If the Company is selected to provide integration and configuration services, then the software arrangement will also include professional services, generally priced on a time–and-materials basis. Depending upon the elements in the arrangement and the terms of the related agreement, the Company recognizes license revenues under either the residual or the contract accounting method.
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
     If a consulting arrangement for implementation and configuration services associated with a hosted on-demand engagement does not qualify as a separate unit of accounting, the Company will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, the Company will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then the Company will recognize a loss for incurred and projected direct costs in excess of the contract value. The deferred costs on the Company’s condensed consolidated balance sheet for these consulting arrangements totaled $2.6 million and $2.0 million at September 30, 2007 and December 31, 2006, respectively. The deferred costs are included in prepaid and other current assets in the condensed consolidated balance sheet.
     Included in the deferred costs for hosting arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand product offering was $0.7 million and $0.2 million at September 30, 2007 and December 31, 2006, respectively.
     Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options and warrants to the extent these shares are dilutive. For the three and nine months ended September 30, 2007 and 2006, the diluted net loss per share calculation was the same as the basic net loss per share calculation, as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Restricted stock	118	—	46	16
Stock options	8,277	6,996	8,215	6,829
Warrants	—	11	1	69
ESPP	48	69	204	310

Totals	8,443	7,076	8,466	7,224

     The weighted-average exercise price of stock options excluded during the three and nine months ended September 30, 2007 was $4.99 and $4.91 per share, respectively, as compared to the weighted average exercise price of stock options excluded during the three and nine months ended September 30, 2006, of $4.24 and $4.17, respectively. The weighted average exercise price of warrants excluded during the nine months ended September 30, 2007 was $13.34 per share, respectively, as compared to the weighted average exercise price of warrants excluded during the three and nine months ended September 30, 2006, of $20.19 and $6.09, respectively.
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
2. Investments
     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available for sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income in the accompanying condensed consolidated financial statements. The Company considers all investments that are available for sale that have a maturity date of longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. Interest is included in interest and other income in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities were as follows at September 30, 2007 and December 31, 2006 (in thousands):

	Carrying	Unrealized	Unrealized
September 30, 2007	Value	Gains	Losses	Fair Value
Auction-rate securities and preferred stock	$8,300	$—	$—	$8,300
Corporate notes and obligations	24,671	25	(45)	24,651
US government and agency obligations	6,000	5	—	6,005

Investments in debt and equity securities	$38,971	$30	$(45)	$38,956

	Carrying	Unrealized	Unrealized
December 31, 2006	Value	Gains	Losses	Fair Value
Auction-rate securities and preferred stock	$13,750	$—	$—	$13,750
Corporate notes and obligations	29,129	—	(37)	29,092
US government and agency obligations	500	—	(2)	498

Investments in debt and equity securities	$43,379	$—	$(39)	$43,340

	September 30,	December 31,
	2007	2006
Recorded as:
Cash equivalents	$2,021	$2,483
Short-term investments	36,935	40,857

	$38,956	$43,340

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
     There were no realized gains or losses on the sales of these securities for the nine months ended September 30, 2007 and 2006, respectively.
3. Commitments and Contingencies
     The Company is from time to time a party to various litigation matters incidental to the conduct of its business. At the present time, the Company believes that none of these matters is likely to have a material adverse effect on the Company’s future financial results.
     In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effects of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At September 30, 2007, the Company had not recorded any material liabilities in accordance with SFAS 5. The Company believes that it has valid defenses with respect to the legal matters pending against the Company and that the probability of a loss under such matters is remote.

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
     The following table summarizes revenues for the three and nine months ended September 30, 2007 and 2006 by geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$21,582	$13,718	$63,857	$41,933
Europe	3,564	2,589	11,603	4,902
Asia Pacific	224	1,118	1,292	5,211

	$25,370	$17,425	$76,752	$52,046

     Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.
     The following table summarizes revenues to significant customers (including resellers when product is sold through them to an end user) as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Customer 1	3%	18%	2%	6%
Customer 2	6%	12%	8%	14%
5. Comprehensive Loss
     Comprehensive loss is the total of net loss, unrealized gains and losses on investments and foreign currency translation adjustments. Unrealized gains and losses on investments and foreign currency translation adjustment amounts are excluded from net loss and are reported in accumulated other comprehensive loss in the accompanying condensed consolidated financial statements.
     The following table sets forth the components of other comprehensive loss for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(3,370)	$(2,508)	$(9,582)	$(8,823)
Other comprehensive loss:
Change in unrealized loss on investments, net	17	18	24	78
Change in cumulative translation adjustments	3	—	(10)	83

Comprehensive loss	$(3,350)	$(2,490)	$(9,568)	$(8,662)

6. Stock-based Compensation
     Expense Summary
     Under the provisions of FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), $1.2 million and $3.9 million of stock-based compensation expense were recorded for the three and nine months ended September 30, 2007, respectively, in the condensed consolidated statements of operations. Of the total stock-based compensation expense, approximately $0.9 million and $3.2 million were related to stock options for the three and nine months ended September 30, 2007, respectively, while $0.2 million and $0.6 million were related to purchases of common stock under the ESPP for the three and nine months ended September 30, 2007, respectively. In addition, the Company issued restricted stock units under the 2003 Stock Incentive Plan during the three months ended September 30, 2007, resulting in approximately $0.1 million of stock-based compensation for the three and nine months ended September 30, 2007. These restricted stock units vest as determined by the board, generally over 3 years. For the three and nine months ended September 30, 2006, $1.1 million and $3.7 million of stock compensation expense were recorded, respectively. Of the total stock compensation expense, approximately $0.9 million and $3.2 million were related to stock options for the three and nine months ended September 30, 2006, respectively, and $0.2 million and $0.5 million were related to purchases of common stock under the ESPP for the three and nine months ended September 30, 2006, respectively.
     As of September 30, 2007, there was $8.0 million, $2.4 million and $0.5 million of total unrecognized compensation expense related to stock options, restricted stock and the ESPP, respectively. This expense related to stock options, restricted stock and the ESPP is expected to be recognized over a weighted average period of 2.36 years, 2.83 years and 0.81 year, respectively.
     The table below sets forth the changes in stock-based compensation expense for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2007	2006	(Decrease)	Year
Stock-based compensation:
Cost of services, maintenance and on-demand revenues	$288	$250	$38	15%
Sales and marketing	333	264	69	26%
Research and development	205	217	(12)	(6)%
General and administrative	379	335	44	13%

Total stock-based compensation	$1,205	$1,066	$139	13%

	Nine	Nine
	Months	Months		Percentage
	Ended	Ended		Change
	September 30,	September 30,	Year to Year	Year over
	2007	2006	Increase	Year
Stock-based compensation:
Cost of services, maintenance and on-demand revenues	$809	$760	$49	6%
Sales and marketing	874	794	80	10%
Research and development	737	682	55	8%
General and administrative	1,529	1,429	100	7%

Total stock-based compensation	$3,949	$3,665	$284	8%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock Option Plans
Expected life (in years)	3.50	3.50	2.50 to 3.50	2.50 to 6.00
Risk-free interest rate	4.83%	4.69% to 5.07%	4.50% to 5.00%	4.36% to 5.11%
Volatility	46%	54%	39% to 54%	54% to 60%
Dividend Yield	—	—	—	—

Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.50 to 1.00	0.49 to 1.00	0.49 to 1.00
Risk-free interest rate	4.47% to 4.55%	5.08% to 5.17%	4.47% to 5.16%	4.68% to 5.17%
Volatility	30% to 32%	37% to 39%	30% to 37%	36% to 43%
Dividend Yield	—	—	—	—
7. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $0.1 million in the liability for unrecognized tax benefits as well as incremental penalties and interest net of deductions of $41,000, the sum of which was accounted for as an increase to the January 1, 2007 beginning balance of accumulated deficit. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Company had unrecognized tax benefits totaling $1.8 million, the recognition of which would affect the annual effective income tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.
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
8. Related-Party Transactions
     In 2005, the Company entered into a service agreement with Saama Technologies, Inc. for software consulting services. William Binch, who was appointed to the Company’s Board of Directors in April 2005, is also currently a member of Saama’s board of directors. The Company had expenses of approximately $201,000 and $567,000 for services rendered by Saama for the three and nine months ended September 30, 2007, respectively, and expenses of approximately $404,000 and $719,000 for services rendered by Saama for the three and nine months ended September 30, 2006, respectively.

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
Overview of the Results for the Three and Nine Months Ended September 30, 2007
     We are a leading provider of Sales Performance Management (SPM) software solutions designed to align internal sales resources and distribution channels with corporate strategy. Our software enhances core processes in sales management, such as the structuring of sales territories, the management of sales force talent, the establishment of sales targets and the creation and execution of sales incentive plans. Using our SPM software solutions, companies can tailor these core processes to further their strategic objectives, including coordinating sales efforts with long-range strategies regarding sales and margin targets, growth initiatives, sales force talent development, territory expansion and market penetration. Our customers can also use our SPM solutions to address more tactical objectives, such as successful new product launches and effective cross-selling strategies. Our SPM solutions can be purchased and delivered as either an on-premise software solution or an on-demand service. Leading companies worldwide in the financial services, insurance, communications, high-technology, life sciences and retail industries rely on our solutions for their sales performance management and incentive compensation needs.
     We sell our products pursuant to perpetual software licenses or as an on-demand service both directly through our sales force and in conjunction with our strategic partners. We also offer professional services, including configuration, integration and training, generally on a time-and-materials basis. We generate maintenance and support revenues associated with our product licenses, which are recognized ratably over the term of the maintenance agreement. In 2006, we began offering our hosted on-demand service, which allows customers to use our software products through a web interface rather than purchase computer equipment and install our software at their locations. We also have a managed service offering which allows customers with an on-premise installation of our software to outsource to us the operation and management of our software products. Revenues from hosted on-demand and managed service offerings are recorded as services, maintenance and on-demand revenues. Both hosted on-demand and managed service offerings provide for recurring revenue streams, but remain subject to periodic adjustment or cancellation.

Strong Revenue Growth
     We experienced strong revenue growth in both the three and nine months ended September 30, 2007 compared to the same periods in 2006. Total revenues increased by 46% to $25.4 million for the three months ended September 30, 2007 and increased by 47% to $76.8 million for the nine months ended September 30, 2007, compared to the same periods in 2006. The increase in total revenues reflected increases in services, maintenance and on-demand revenues as well as license revenues.
     Services, maintenance and on-demand revenues increased due to an increase in the number of configuration and implementation services engagements, additional maintenance contracts associated with sales of new licenses and the introduction of our on-demand offering. Our license revenues increased due to a number of factors, including increased spending on our sales and marketing efforts, an improved macro-economic environment for software-related spending, our more complete SPM product suite and our relationships with strategic partners.
Increased Expenses to Support Growth
     In an effort to accelerate revenue growth and extend our position as a leader in the SPM market, we made a conscious decision beginning in 2006 to increase spending in absolute dollars, primarily in sales and marketing and software development. Investments were made in expanding our direct sales force and the use of partners both in the U.S. and internationally, the development of new products and releases such as version 5.2 of TrueComp, on-demand solution and increased marketing efforts. In addition, general and administration expenses increased as a result of compliance with the Sarbanes-Oxley Act.
     While our expenses were increasing in absolute dollars in 2006 and 2007, we were better leveraging the dollars such that for the nine months ended September 30, 2007, operating expenses in sales and marketing, research and development and general and administrative all decreased as a percentage of revenues from the same period in 2006.
     As a result of these efforts, operating expenses increased in absolute dollars by 21% to $14.9 million while decreasing as a percentage of revenues from 71% to 59% for the three months ended September 30, 2007 and increased in absolute dollars by 22% to $46.3 million while decreasing as a percentage of revenues from 73% to 60% for the nine months ended September 30, 2007 compared to the same periods in 2006. Management believes these investments are in the best interests of the business.
Challenges and Risks
     Although we have a number of potential sales opportunities, we continue to experience wide variances in the timing and size of our license transactions and the timing of revenue recognition resulting from greater flexibility in licensing terms, including our customers’ ability to select the delivery of our software via our on-demand service. We believe one of our key challenges is to convince prospective customers of their need for our products and services and to persuade them that they should make purchases of our products and services a higher priority relative to other projects. Our future financial performance will depend in large part on continued growth in the number of organizations adopting SPM software as a solution to address the problems related to sales performance management. To address this challenge, we have set goals that include expanding our sales efforts, promoting our new on-demand service and continuing to develop new products and services in the SPM market.
We operated at a loss in 2006 and for the first nine months of 2007 primarily as a result of the following factors:
•	Higher margin license revenues have grown at a slower rate than lower margin professional services, maintenance and on-demand revenues;

•	our professional services business has been able to grow rapidly; however, at the same time it has been unable to generate industry standard margins; and

•	our investment in developing a hosted on-demand service has been generating a loss since inception.
     To achieve overall profitability, we must, among other things, grow license revenues at a faster rate than lower margin services revenues improve our gross margins on our professional services and achieve gross profit on our hosted on-demand service. Doing so will require increased efficiency and reduced costs. If we are unable to increase our revenues while keeping costs of revenue under control, we may be unable to achieve and sustain profitability. In addition to these risks, our future operating performance is subject to the risks and uncertainties described in Item 1A — “Risk Factors” of Part II.
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
     Revenue Recognition
     We generate revenues primarily by licensing software and providing related software maintenance and professional services to our customers. We also generate revenue through our on-demand offering and to a lesser extent, managed service offering.
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
     If a consulting arrangement for implementation and configuration services associated with a hosted on-demand engagement does not qualify for separate accounting, we will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, we defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then we will recognize a loss for incurred and projected direct costs in excess of the contract value. The deferred costs on our condensed consolidated balance sheet for these consulting arrangements totaled $2.6 million and $2.0 million at September 30, 2007 and December 31, 2006, respectively. The deferred costs are included in prepaid and other current assets in the condensed consolidated balance sheet.
     Included in the deferred costs for hosting arrangements is the deferral of commission payments to our direct sales force, which we amortize over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to our hosted on-demand product offering was $0.7 million and $0.2 million at September 30, 2007 and December 31, 2006, respectively.
     Allowance for Doubtful Accounts and Sales Return Reserve
     We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our condensed consolidated balance sheets, totaled approximately $520,000 and $463,000 at September 30, 2007 and December 31, 2006, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.
     We generally warrant that our services will be performed in accordance with the criteria agreed upon in a statement of work, which we generally execute with each applicable customer prior to commencing work. Should these services not be performed in accordance with the agreed upon criteria, we typically provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists,” management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests, as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if, for any period, actual returns differ from management’s judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our condensed consolidated balance sheets, was approximately $266,000 and $241,000 at September 30, 2007 and December 31, 2006, respectively.
     Stock-Based Compensation
     FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107), requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation expense associated with stock options consists of the amortization related to the remaining unvested portion of all stock option awards granted prior to the adoption of SFAS 123R and the amortization related to all stock option and restricted stock awards granted subsequent to the adoption of SFAS 123R. In addition, we record expense over the offering period and the vesting term in connection with right to acquire shares pursuant to our Employee Stock Purchase Plan (ESPP) and restricted stock. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method.

     Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions. We use estimates in determining our provision for income taxes, a process that involves estimating actual current tax liabilities and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our balance sheet. Our deferred tax assets consist primarily of net operating loss carryforwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and we record a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be recognized. We maintained a full valuation allowance against our net deferred tax assets at September 30, 2007. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an increase to the deferred tax assets would increase net income in the period such determination was made. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment and is subject to audit by tax authorities in the ordinary course of business.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2007 and 2006
Revenues, cost of revenues and gross profit
     The table below sets forth the changes in revenues, cost of revenues and gross profit for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 (in thousands, except percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage		Change
	September 30,	of Total	September 30,	of Total	Year to Year	Year over
	2007	Revenues	2006	Revenues	Increase	Year
Revenues:
License	$6,200	24%	$5,776	33%	$424	7%
Services, maintenance and on-demand	19,170	76%	11,649	67%	7,521	65%

Total revenues	$25,370	100%	$17,425	100%	$7,945	46%

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage		Change
	September 30,	of Related	September 30,	of Related	Year to Year	Year over
	2007	Revenues	2006	Revenues	Increase	Year
Cost of revenues:
License	$191	3%	$105	2%	$86	82%
Services, maintenance and on-demand	14,238	74%	8,205	70%	6,033	74%

Total cost of revenues	$14,429		$8,310		$6,119

Gross profit	$10,941	43%	$9,115	52%	$1,826	20%

	Nine		Nine
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage		Change
	September 30,	of Total	September 30,	of Total	Year to Year	Year over
	2007	Revenues	2006	Revenues	Increase	Year
Revenues:
License	$21,869	28%	$18,669	36%	$3,200	17%
Services, maintenance and on-demand	54,883	72%	33,377	64%	21,506	64%

Total revenues	$76,752	100%	$52,046	100%	$24,706	47%

	Nine		Nine
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage		Change
	September 30,	of Related	September 30,	of Related	Year to Year	Year over
	2007	Revenues	2006	Revenues	Increase	Year
Cost of revenues:
License	$646	3%	$389	2%	$257	66%
Services, maintenance and on-demand	41,474	76%	24,570	74%	16,904	69%

Total cost of revenues	$42,120		$24,959		$17,161

Gross profit	$34,632	45%	$27,087	52%	$7,545	28%

Revenues
     License Revenues. License revenues increased $0.4 million, or 7%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. For the nine months ended September 30, 2007, license revenues increased $3.2 million, or 17%, compared to the nine months ended September 30, 2006. The increases for the three and nine month periods were primarily due to increases in license sales to new and, to a lesser extent, existing customers. We had two transactions in the third quarter of 2007 that each had a license value over $1.0 million compared to one such transaction in the third quarter of 2006. We expect our license revenues to continue to fluctuate from quarter to quarter since we generally complete a relatively small number of transactions in a quarter and the revenue from those software license sales can vary widely. Moreover, delays in completing a single transaction can significantly affect our revenues for any quarter.
     Services, Maintenance and On-demand Revenues. Services, maintenance and on-demand revenues increased $7.5 million, or 65%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. For the nine months ended September 30, 2007, services, maintenance and on-demand revenues increased $21.5 million, or 64%, compared to the nine months ended September 30, 2006. The increases were primarily the result of increases of $6.8 million and $17.4 million in professional service revenues for the three and nine months ended September 30, 2007, respectively, due to increases in the number of engagements for configuration and implementation services associated with new customer licenses. In addition, maintenance, hosted on-demand and managed service revenues increased by $0.7 million and $4.2 million, respectively, for the three months and nine months ended September 30, 2007. We plan to continue to invest in our hosted on-demand service, but we cannot predict when or whether this offering will achieve market acceptance. In addition, service revenues may be negatively affected to the extent our customers select a third party to implement our software rather than us. Finally, the contract for a major customer of our managed service offering is expiring at the end of the year. Since this customer has recently been acquired, we believe that any subsequent renewal will be on substantially reduced terms which will adversely affect our services and maintenance revenues.
Cost of Revenues and Gross Margin
     Cost of License Revenues. Cost of license revenues increased $0.1 million, or 82%, and $0.3 million, or 66%, for the three and nine months ended September 30, 2007, respectively, compared to the three and nine months ended September 30, 2006. The increases were primarily the result of increases in license sales to new and existing customers as discussed above as well as royalty payments on new products. We expect license gross margins to remain at or above 95% for the remainder of 2007.
     Cost of Services, Maintenance and On-demand Revenues. Cost of services, maintenance and on-demand revenues increased $6.0 million, or 74%, and $16.9 million, or 69%, for the three and nine months ended September 30, 2007, respectively, compared to the three and nine months ended September 30, 2006. The increases in absolute dollars were primarily due to increases in related services, maintenance and on-demand revenues discussed above. Our services, maintenance and on-demand gross margin was adversely impacted for the three and nine months ended September 30, 2007, due to increases in lower margin professional services revenues compared to higher margin maintenance revenues. In addition, our gross margin on professional services revenues have been adversely affected by increases in personnel related costs. We also continue to invest in the growth of our hosted on-demand offering, which related expenses are recorded as cost of services, maintenance and on-demand revenues and have, to date, exceeded hosted on-demand revenues.
     Gross Margin. Our overall gross margin decreased from 52% for the three and nine months ended September 30, 2006 to 43% and 45% for the three and nine months ended September 30, 2007, respectively. A reduction in overall gross margin occurred as the significantly higher growth rate in services revenues versus license revenues resulted in a shift in revenue mix to lower margin services, maintenance and on-demand revenues. These services revenues represented 76% and 72% of our total revenues in the three and nine months ended September 30, 2007, as compared to 67% and 64% in the three and nine months ended September 30, 2006, respectively. In the future, we expect our gross margins to fluctuate depending primarily on the mix of license versus services, maintenance and on-demand revenues.
Operating Expenses
     The table below sets forth the changes in operating expenses for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 (in thousands, except percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage		Change
	September 30,	of Total	September 30,	of Total	Year to Year	Year over
	2007	Revenues	2006	Revenues	Increase	Year
Operating expenses:
Sales and marketing	$7,293	29%	$5,570	32%	$1,723	31%
Research and development	3,688	15%	3,612	21%	76	2%
General and administrative	3,951	16%	3,195	18%	756	24%

Total operating expenses	$14,932	59%	$12,377	71%	$2,555	21%

	Nine		Nine
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage		Change
	September 30,	of Total	September 30,	of Total	Year to Year	Year over
	2007	Revenues	2006	Revenues	Increase	Year
Operating expenses:
Sales and marketing	$23,156	30%	$17,929	34%	$5,227	29%
Research and development	11,781	15%	10,832	21%	949	9%
General and administrative	11,372	15%	9,274	18%	2,098	23%

Total operating expenses	$46,309	60%	$38,035	73%	$8,274	22%

     Operating expenses in all areas increased in absolute dollars on both a three and nine month basis in 2007 as compared to the same periods in 2006 as we invested in growing the business. At the same time, we were leveraging our investments to be more efficient and as a result spending as a percentage of revenues decreased in all areas on a three and nine month basis as compared to the same periods in 2006. Notably, research and development expense has dropped from 21% to 15% of revenues for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 as headcount increases have been tempered and some services have been outsourced.
     Sales and Marketing. Sales and marketing expenses increased $1.7 million, or 31%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase was primarily attributable to increases in personnel costs of $1.1 million, resulting from an increase in headcount and an increase in commission payments due to increased sales. The increase was also driven by increases in partner selling fees of $0.2 million, advertising expenses of $0.3 million, and other expenses of $0.1 million.
     Sales and marketing expenses increased $5.2 million, or 29%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase was primarily attributable to increases in personnel costs of $2.6 million, resulting from an increase in headcount and an increase in commission payments due to increased sales. The increase was also driven by increases in partner selling fees of $1.2 million, advertising expenses of $0.6 million, travel and related expenses of $0.3 million, professional fees of $0.3 million and facilities and other costs of $0.2 million. Excluding commissions and partner selling fees, which vary as a function of sales, we expect sales and marketing expenses to increase in the fourth quarter of 2007 as we continue to invest in sales and marketing efforts to drive further revenue growth.
     Research and Development. Research and development expenses increased $0.1 million, or 2%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase was due to increases in contract employee expenses of $0.1 million.
     Research and development expenses increased $0.9 million, or 9%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase was due to increases in personnel costs of $0.9 million primarily due to headcount increases. We expect our research and development expense to increase in the fourth quarter of 2007 for increased employee headcount and related costs.
     General and Administrative. General and administrative expenses increased $0.8 million, or 24%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase was due to increases of $0.7 million for a mediation settlement agreed to in the quarter, partially offset by a $0.2 million decrease in fees for external auditors and consultants primarily due to reduced costs of compliance with Section 404 of the Sarbanes-Oxley Act. The remaining $0.3 million increase is related to facilities and other costs.

     General and administrative expenses increased $2.1 million, or 23%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase was due to $0.9 million in legal fees including the mediation settlement, $0.8 million in professional fees primarily for consultants related in part to compliance with Section 404 of the Sarbanes-Oxley Act, $0.2 million in facilities and communications costs and $0.2 million in maintenance costs. We expect general and administrative expenses to decrease in the fourth quarter of 2007.
Stock-Based Compensation
     Expenses for the three and nine months ended September 30, 2007 and 2006 include stock-based compensation expenses as follows (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2007	2006	(Decrease)	Year
Stock-based compensation:
Cost of services, maintenance and on-demand revenues	$288	$250	$38	15%
Sales and marketing	333	264	69	26%
Research and development	205	217	(12)	(6)%
General and administrative	379	335	44	13%

Total stock-based compensation	$1,205	$1,066	$139	13%

	Nine	Nine
	Months	Months		Percentage
	Ended	Ended		Change
	September 30,	September 30,	Year to Year	Year over
	2007	2006	Increase	Year
Stock-based compensation:
Cost of services, maintenance and on-demand revenues	$809	$760	$49	6%
Sales and marketing	874	794	80	10%
Research and development	737	682	55	8%
General and administrative	1,529	1,429	100	7%

Total stock-based compensation	$3,949	$3,665	$284	8%

     Total stock-based compensation expenses increased $0.1 million, or 13%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and increased $0.3 million, or 8%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
Other Items
     The table below sets forth the changes in other items for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2007	2006	(Decrease)	Year
Interest and other income	$657	$754	$(97)	(13)%

Provision for income taxes	$36	$—	$36	100%

Cumulative effect of a change in accounting principle	$—	$—	$—	—%

	Nine	Nine
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2007	2006	(Decrease)	Year
Interest and other income	$2,239	$1,997	$242	12%

Provision for income taxes	$144	$—	$144	100%

Cumulative effect of a change in accounting principle	$—	$128	$(128)	(100)%

     Interest and Other Income
     Interest and other income decreased $0.1 million, or 13%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease was primarily attributable to the decrease in interest income generated on our investments as a result of a lower average cash, cash equivalents and short-term investments balance during the three months ended September 30, 2007 compared to the three months ended September 30, 2006
     Interest and other income increased $0.2 million, or 12%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase was primarily attributable to the increase in interest income generated on our investments as a result of higher interest rates in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
     Provision for Income Taxes
     Provision for income taxes was $36,000 and $144,000 for the three and nine months ended September 30, 2007, respectively. There were no provisions for income taxes for the three and nine months ended September 30, 2006. The provisions for the three and nine months ended September 30, 2007, were primarily due to foreign withholding taxes and income taxes related to the Company’s foreign operations. We maintained a full valuation allowance against our deferred tax assets based on our determination that it was more likely than not that the deferred tax assets would not be realized.
Liquidity and Capital Resources
     As of September 30, 2007, we had $50.2 million of cash, cash equivalents and short-term investments compared to $52.9 million as of December 31, 2006.

     Net Cash Used in Operating Activities. Net cash used in operating activities was $4.4 million for the nine months ended September 30, 2007 and $12.0 million for the nine months ended September 30, 2006. The significant cash receipts and outlays for the two periods are as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Cash collections	$74,327	$47,012
Payroll-related costs	(49,591)	(41,121)
Professional services costs	(14,431)	(6,084)
Employee expense reports	(5,520)	(4,970)
Facilities-related costs	(2,977)	(2,724)
Third-party royalty payments	(848)	(483)
Other	(5,399)	(3,637)

Net cash used in operating activities	$(4,439)	$(12,007)

     Net cash used in operating activities decreased $7.6 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease was primarily attributable to a $27.3 million increase in cash collections resulting from the timing of accounts receivable collections, partially offset by an $8.5 million increase in payroll-related costs due to an increase in headcount, an $8.3 million increase in professional services related to increased use of subcontractors and our efforts to comply with Section 404 of the Sarbanes-Oxley Act, and a $2.9 million increase in employee expense reports and other costs.
     Net Cash Provided by/Used in Investing Activities. Net cash provided by investing activities was $2.2 million for the nine months ended September 30, 2007 as compared to net cash used in investing activities of $0.4 million for the nine months ended September 30, 2006. Net cash provided by investing activities during the nine months ended September 30, 2007 was primarily due to proceeds from maturities and sale of investments of $38.0 million, partially offset by purchases of investments of $33.6 million and purchases of property and equipment of $2.4 million. For the nine months ended September 30, 2006, net cash used in investing activities was primarily due to purchases of investments of $39.9 million and purchases of property and equipment of $1.5 million, partially offset by proceeds from maturities and sale of investments of $41.0 million.
     Net Cash Provided by Financing Activities. Net cash provided by financing activities was $3.6 million and $2.8 million for the nine months ended September 30, 2007 and 2006, respectively. The net cash provided by financing activities for both periods reflected proceeds from the issuance of common stock.
Contractual Obligations and Commitments
     The following table summarizes our contractual cash obligations (in thousands) at September 30, 2007. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the table. In addition, to the extent that payments for unconditional purchase commitments for goods and services are based, in part, on volume or type of services required by us, we included only the minimum volume or purchase commitment in the table below.

	Payments due by Period
		Remaining					2012
Contractual Obligations	Total	2007	2008	2009	2010	2011	and beyond
Operating lease commitments	$8,322	$659	$2,662	$2,499	$1,825	$677	$—

Unconditional purchase commitments	$4,260	$580	$1,924	$1,062	$494	$100	$100

     With the exception of the above contractual cash obligations, we have no material off-balance sheet arrangements that have not been recorded in our condensed consolidated financial statements.
     For our New York, New York and San Jose, California offices, we have two certificates of deposit totaling approximately $440,000 as of September 30, 2007 and $570,000 as of December 31, 2006, pledged as collateral to secure letters of credit required by our landlords for security deposits.
     We believe our existing cash and investment balances will be sufficient to meet our anticipated short-term and long-term cash requirements as well as the contractual obligations listed above for the foreseeable future. Our future capital requirements will depend on many factors, including revenues we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, market acceptance of our on-demand service offering, acquisitions we may make, and market acceptance of our other products.
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
     Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At September 30, 2007, the average maturity of our investments was approximately four months, and all investment securities had maturities of less than 24 months. The following table presents certain information about our financial instruments at September 30, 2007 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
			Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sale securities	$35,042	$3,929	$38,971	$38,956
Weighted average interest rate	5.40%	4.80%
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of September 30, 2007, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to market risk related to debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest expense market risk.
     Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, Germany, Canada and Australia operations, are generally denominated in United States dollars. For the three and nine months ended September 30, 2007, approximately 14% and 15% of our total revenues, respectively, were denominated in foreign currency. Our exchange risks and foreign exchange losses have been minimal to date. We expect to continue to transact a majority of our business in United States dollars.
     Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

     As of September 30, 2007, we had no outstanding foreign currency forward exchange contracts.
     Unrealized gains and losses related to our forward exchange contracts were not material for the three months and nine months ended September 30, 2007. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the immediate future. However, we cannot provide any assurance that our foreign investment strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally, we hedge only a portion of our foreign currency exchange exposure. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.
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
     In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
     We incurred net losses of $3.4 million and $9.6 million for the three and nine months ended September 30, 2007, respectively, as well as $8.7 million, $8.6 million and $25.5 million in 2006, 2005 and 2004, respectively. We expect to continue to incur substantial expenses for the foreseeable future as we expand our operations domestically and internationally and as we increase the number of our product offerings. To achieve profitability, we must increase our total revenues and improve our gross margin on services, maintenance and on-demand revenues. In particular, we will need to increase the level of high margin license revenues, improve our gross margins on professional services and achieve gross profit for our on-demand offering. We cannot assure that we will achieve or sustain profitability on a quarterly or annual basis in the future. If we cannot increase our license revenues and improve our services, maintenance and on-demand gross margins to a level necessary to exceed our initial investments in our on-demand service and our increased operating expenses; our future results of operations and financial condition will be negatively affected.
Our quarterly license revenues remain largely dependent on a relatively small number of license transactions involving sales of our products to new customers, and any delay or failure in closing one or more of these transactions could adversely affect our results of operations.
     Our quarterly license revenues are typically dependent upon the closing of a relatively small number of transactions involving perpetual licensing of our products to new customers. As such, variations in the rate and timing of conversion of sales prospects into license revenues could result in our failure to meet revenue objectives or achieve or maintain profitability in future periods. In addition, we generally recognize the bulk of our license revenues for a given sale either at the time we enter into the agreement and deliver the product, or over the period in which we perform any services that are essential to the functionality of the product. Unexpected changes in the size of transactions or other contractual terms late in the negotiation process or changes in the mix of contracts we enter into, including customers’ selection of our on-demand solution (for which revenues are included in our services, maintenance and on-demand revenues and recognized ratably over future periods) in lieu of perpetual licenses, could therefore materially and adversely affect our license revenues in a quarter. Typically, customers tend to gravitate toward perpetual or on-demand solutions with some crossover. Should the level of crossover towards on-demand increase, our license revenues may be adversely affected. Reductions in the amount of customers’ purchases or delays in recognition of revenues would adversely affect our revenues, results of operations and financial condition.
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
     Our revenues, particularly our license revenues, are extremely difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. For example, in the first six months of 2005 and throughout 2004, our license revenues were substantially lower than expected due to purchasing delays by our customers and our failure to close transactions, resulting in significant net losses. Conversely, our license revenues from mid-2005 through the third quarter of 2007 were greater than in the corresponding prior year periods, primarily as a result of closing more and larger transactions. In the third quarter of 2007, we believe our sales of products to the financial services sector may have been adversely affected by the deterioration of the mortgage markets and corresponding adverse effects on the operating results of our potential customers. We cannot assure you that we will continue this recent revenue growth. In addition, our license revenues have historically been seasonal, with highest revenues in the fourth quarter and lower revenues during the second and third quarters of the year.
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

•
customers’ selection of our on-demand solution, under which we recognize revenue as part of services, maintenance and on-demand revenues over the term of the agreement, in lieu of traditional perpetual license revenue, which is typically recognized in the quarter in which the transaction closes or as the products are implemented;

•	our ability to hire, train and retain appropriate sales and professional services staff;

•	varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenues;

•	indeterminate and often lengthy sales cycles;

•	changes in the mix of revenues attributable to higher-margin product license revenues as opposed to substantially lower-margin services, maintenance and on-demand revenues;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	merger and acquisition activities among our customers, which may alter their buying patterns;

•	our ability to timely complete our service obligations related to product sales;

•	the utilization rate of our professional services personnel and the degree to which we use third-party consulting services;

•	changes in the average selling prices of our products;

•	the rates the market will bear for our professional services and our ability to efficiently and profitably perform such services based on those market rates;

•	timing of product development and new product initiatives;

•	increased operating expenses associated with channel sales, increased product development efforts and Sarbanes-Oxley compliance; and

•	customer concerns regarding the impact of implementing large, enterprise-wide deployments of products, including our products, and compliance with the internal control requirements of Sarbanes-Oxley.
     We might not be able to manage our future growth efficiently or profitably.
     We experienced significant growth in 2006 and the nine months ended September 30, 2007 and are planning for this growth trend to continue. If this growth continues, we will likely need to expand the size of our sales and marketing, research and development and general and administrative staffs, grow our related operations and strengthen our financial and accounting controls. This expansion may drive increases in absolute dollars and while we would expect to leverage this spending in terms of reduced percentages of revenues, there is no assurance that our infrastructure would be sufficiently scalable to efficiently manage any growth that we may experience. For example, if we increased sales of licenses, we could experience a significant increase in demand for our professional services personnel to implement our solutions. If we are unable to address these additional demands on our resources, our operating results and growth might suffer. Even if we are able to hire additional personnel, they will require a substantial period of training, and there is no guarantee that any new personnel will be as highly qualified as our existing personnel. As a result, certain implementations of our solution may not meet our customers’ expectations, our reputation could be harmed and our business and operating results could be adversely affected. Also, if we continue to expand our operations, our systems, procedures or controls might not be adequate to support expansion. Further, to the extent we invest in additional resources to support further growth and growth in our revenues does not ensue, our operating results would be adversely affected. If we are unable to further leverage our operating cost investments as a percentage of revenues our ability to generate profits will be adversely impacted. Thus, our inability to manage our growth could harm our business.
If our hosted on-demand offering fails to achieve broad market acceptance, or if we are unable to offer this service on a profitable basis, our operating results could be adversely affected.
     We have invested, and expect to continue to invest, substantial resources to launch, market, and implement our hosted on-demand offering. To date, we have realized a negative gross margin on sales of this service and expect this to continue into 2008. As we continue to promote our hosted on-demand service, there is a risk of confusion in the market over the alternative ways to purchase our software, which could result in delayed sales. In addition, there is a risk that customers that would otherwise purchase a perpetual license may opt for our hosted on-demand service, possibly late in the sales cycle. We have thus far experienced a few instances of each of these situations. To the extent our hosted on-demand offering results in a shift away from perpetual licenses, our revenue and operating results will be adversely affected.
     Historically, our on-demand contracts provided payment by the customer only after the customer went into production with the on-demand service. Accordingly, we have not recognized revenue until the customer has commenced production use of the on-demand service, which can be a number of months after the contract was signed, thereby delaying our revenue recognition and adversely affecting our operating results. We are continuing to review the pricing methodology of our hosted on-demand service, both as to form and dollars and we do not know when or if we will be able to offer this service on a profitable basis. If our hosted on-demand service does not achieve broad market acceptance, or if we are not able to offer this service on a profitable basis, our operating results may be materially and adversely affected.
Our services, maintenance and on-demand revenues produce substantially lower gross margins than our license revenues, and decreases in license revenues relative to services, maintenance and on- demand revenues have harmed, and may continue to harm, our overall gross margins.
     Our services, maintenance and on-demand revenues, which include fees for consulting, implementation, maintenance and training, as well as fees for our on-demand service beginning in 2006, were 76% and 72% of our revenues for the three and nine months ended September 30, 2007, respectively, and 64%, 71% and 78% of our revenues for 2006, 2005 and 2004, respectively. Our services, maintenance and on-demand revenues have substantially lower gross margins than our license revenues. Failure to increase our higher margin license revenues in the future would adversely affect our overall gross margin and operating results.
     Historically, services, maintenance and on-demand revenues as a percentage of total revenues have varied significantly from period to period due to fluctuations in licensing revenues, changes in the average selling prices for our products and services and the effectiveness and appeal of competitive service providers. In addition, the volume and profitability of services can depend in large part upon:
•	Competitive pricing pressure on the rates that we can charge for our professional services;

•	the complexity of the customers’ information technology environment;

•	the resources directed by customers to their implementation projects; and

•	the extent to which outside consulting organizations provide services directly to customers.

     As an example of competitive pressure on our services offerings, many of our potential customers are outsourcing technology projects offshore to take advantage of lower labor costs. Additionally, as we extend our customer base internationally, market rates for the types of professional services we offer are typically less abroad than the rates we charge domestically. Consequently, we expect some customers to demand lower hourly rates for the professional services we provide, which may erode our margins for our services, maintenance and on-demand revenues or result in lost business.
     The gross margins for our services, maintenance and on-demand revenues have declined from 28% in 2006, to 26% and 24% in the three and nine months ended September 30, 2007, respectively. Our services, maintenance and on-demand gross margins have been adversely affected by a number of factors, including the shift in product mix to lower margin professional services revenues from higher margin maintenance revenues, the initial investments in launching our on-demand service, international expansion and increases in engagements for new customers, which generally include lower billing rates than engagements for existing customers.
     We expect services, maintenance and on-demand revenue to continue to comprise a majority of our overall revenues for the foreseeable future, and if we are unable to improve our margins for our services, maintenance and on-demand revenues, our operating results would be adversely affected.
Our products have long sales cycles, which makes it difficult to plan our expenses and forecast our results.
     The sales cycles for perpetual licenses of our products have historically been between six and twelve months, and longer in some cases, to complete. The sales cycles for our on-demand solution are still evolving, and it is difficult to determine with any certainty how long our sales cycles for on-demand solutions will be in the future. Consequently, it remains difficult to predict the quarter in which a particular sale will close and to plan expenditures accordingly. Moreover, because license sales are often completed in the final two weeks of a quarter, this difficulty may be compounded. The period between our initial contact with a potential customer and its purchase of our products and services is relatively long due to several factors, including:
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
     We derive, and expect to continue to derive, a substantial majority of our revenues from our TrueComp product and related products and services. Because we have historically sold our product licenses on a perpetual basis and delivered new versions and enhancements to customers who purchase maintenance contracts, our future license revenues are substantially dependent on new customer sales. We have recently introduced our products on a service-based subscription model, but these services still consist substantially of providing our TrueComp product. In addition, substantially all of our TrueInformation product sales have historically been made in connection with TrueComp sales. As a result of these factors, we are particularly vulnerable to fluctuations in demand for TrueComp. Accordingly, if demand for TrueComp and related products and services decline significantly, our business and operating results will be adversely affected.
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

We expect to continue expanding our international operations but we do not have substantial experience in international markets, and may not achieve the expected results.
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
     We may in the future acquire or make investments in other complementary companies, products, services and technologies. Such acquisitions and investments involve a number of risks, including the following:
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
     The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to a number of factors, including those described in this section. We receive only limited attention by securities analysts, and there frequently occurs an imbalance between supply and demand in the public trading market for our common stock due to limited trading volumes. Investors should consider an investment in our common stock as risky and should purchase our common stock only if they can withstand significant losses. Other factors that affect the volatility of our stock include:
•	Our operating performance and the performance of other similar companies;

•	significant sales or distributions by existing investors coupled with a lack of trading volume for our stock;

•	announcements by us or our competitors of significant contracts, results of operations, projections, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	changes in our management team;

•	publication of research reports about us or our industry by securities analysts; and

•	developments with respect to intellectual property rights.
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

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2007.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR
Ronald J. Fior Chief Financial Officer, Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Exhibit
Number	Description
31.1	302 Certifications

32.1	906 Certification