Form 10-K
period 2007-12-31
CALLIDUS SOFTWARE INC
filed 2008-03-17
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2007, as reported on the NASDAQ Global Market, was approximately $139.6 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of March 10, 2008, the Registrant had 30,231,971 shares of its common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant is incorporating by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2008 Annual Meeting of Stockholders to be held on June 3, 2008.

CALLIDUS SOFTWARE INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2007

Callidus Software®, the Callidus logo®, Callidus TRUEANALYTICStm, TRUECOMP®, TRUEINFORMATION®, TRUEPERFORMANCE®, TRUEPRODUCERtm, TRUEQUOTAtm, and TRUERESOLUTION® are our trademarks, among others not referenced in this annual report on Form 10- K. All other trademarks, service marks, or trade names referred to in this report are the property of their respective owners.

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

Callidus Software Inc.

Incorporated in Delaware in 1996, Callidus Software Inc. is the leading provider of Sales Performance Management (SPM) software and services to global companies. Enterprises use SPM systems to optimize their investment in sales planning and performance, specifically in the areas of incentive compensation, quota and goal management and territory alignment. SPM solutions also provide the capability to continually monitor and analyze these business processes in order to understand what is working well and which programs might need to be revised. Sales performance and incentive compensation management programs are key vehicles in aligning employee and channel partner goals with corporate objectives.

Our TrueComp suite of products enables companies to access applicable transaction data, allocate compensation credit to appropriate employees and business partners, determine relevant compensation measurements, payment amounts and timing, and accurately report on compensation results. Callidus TrueAnalytics software allows customers to analyze the effectiveness of their incentive programs, which, in turn, gives them insights to drive greater sales performance. TrueQuota provides enterprises with insight into historical quota performance in order to make more informed decisions about future quota targets, and offers the workflow required to distribute quota targets across entire direct sales and/or channel sales organizations.

By facilitating effective management of complex incentive and sales performance programs, our products allow our customers to align sales and incentive strategies with corporate objectives to increase sales, make better use of their sales and incentive budgets and drive productivity improvements. We offer our customers a range of purchasing and deployment options, from on-premise perpetual licensing to on-demand subscription software-as-a-service (SaaS). Our software suite is based on our proprietary technology and extensive expertise in sales performance programs, and provides the flexibility and scalability required to meet the dynamic SPM requirements of small, medium and large businesses across multiple industries.

On January 14, 2008, we completed the acquisition of Compensation Technologies, a leading provider of services for planning, implementing, and supporting incentive compensation processes and tools. The combination of Compensation Technologies’ Compensation Management Services (CMS) and Callidus On-Demand offerings provides our customers with a fully managed sales incentive compensation program that includes plan analysis, modeling and design support, plan deployment, reporting, analytics, and ongoing administration. The acquisition augments our portfolio of services offerings while at the same time boosting our on-demand business.

Products

The Callidus product suite provides an end-to-end solution for all aspects of the Sales Performance Management process. Our products are available either installed on-premise, or as a subscription, software-as-a- service (SaaS) offering through Callidus On-Demand. With our products, organizations gain insight into sales and incentive effectiveness; optimize territories and quotas; automate incentive compensation management; streamline sales dispute resolution, and deliver sales incentive reporting to the sales team. While providing a horizontal solution applicable to every industry, Callidus additionally provides value added industry specific solutions for financial services companies by streamlining producer on-boarding, managing talent and regulatory processes around producer management. Our products combine a complete web-based solution, flexible rules-based architecture, grid-based computing, reporting, analytics and workflow functionality that provide the flexibility to serve a broad range of industries and organizations of every size ranging from hundreds to hundreds of thousands of sales people. Our products are cross-platform and standards-based, enabling them to be integrated with a wide range of IT systems and processes. Callidus also provides packaged, certified integration with salesforce.com and SAP NetWeaver, enabling an organization’s sales team to seamlessly access Callidus from its Sales Force Automation/Customer Relationship Management system of choice.

Callidus On-Demand

Callidus On-Demand delivers all the advantages of Sales Performance Management, available in an on-demand, software-as-a-service (SaaS) subscription model without compromise of features and functionality. By running Callidus On-Demand, organizations gain the benefit of SPM with a deployment that provides flexibility, efficiency, cost savings, security and reliability. Callidus On-Demand can be configured with a selection of service levels and options that suit an organization’s business objectives, requirements and resources. Callidus On-Demand customers can select either a Technical Operations or a Business Operations service level. Technical Operations includes the infrastructure, infrastructure operations, and Callidus Software application operations layers required for SPM. The Business Operations service level provides all the benefits of Technical Operations and adds Business Operations to it. With the Business Operations service level, Callidus Software performs all the tasks involved in establishing, running and managing the organization’s Callidus Software SPM system. Companies selecting this service level do not need to hire and train a compensation analyst or compensation administration team to design and run the system. Callidus On-Demand was launched in the first quarter of 2006.

TrueComp Software

Our TrueComp software automates the modeling, design, administration, reporting and analysis of pay-for-performance programs for organizations ranging from hundreds to hundreds of thousands of sales people. Our customers use TrueComp to design, test and implement sales compensation plans that reward on the profitability of the sale, discourage excessive sales discounts, encourage team selling and promote new product introduction or other sales activities customers wish to encourage. Our TrueComp software enables our customers to accurately acquire and reflect all relevant sales data, apply it precisely to each payee’s pay-for-performance program, and automate the day-to-day activities associated with administering transaction-driven, variable incentive compensation. TrueComp provides a flexible, user-maintainable system that can be easily modified to align direct or indirect sales compensation with corporate goals and shareholder value. It also provides modeling functionality to enable the finance organization to accurately forecast compensation spend, or perform plan modeling to understand the impact on spend of a change in compensation plan. This combined modeling functionality enables organizations to substantially reduce their exposure to unexpected compensation overspend.

Our TrueComp software collects and integrates the different data feeds used to compile applicable sales data; the TrueComp Repository module serves as the database and TrueComp Manager serves as the business user-facing application to set up compensation plans, manage day-to-day operations, and make manual adjustments. The TrueComp Grid component provides high-performance processing of compensation data and results, and together with our parallel processing functionality enables organizations to manage global compensation. The TrueComp application’s modular, structured approach to defining compensation plans avoids the reliability, flexibility and maintenance issues associated with homegrown solutions. The TrueComp Manager module guides users through the process of paying variable compensation via a graphical and intuitive rule editor, which is usable by compensation analysts without coding or scripting skills. The original TrueComp application initially shipped in the second quarter of 1999.

TrueInformation Software

Our TrueInformation software is a self-service, highly scalable web-based production reporting application for incentive compensation systems throughout the organization. The TrueInformation software provides sales and incentive reporting capabilities to sales, finance, and business partners, giving them immediate access to personalized pay-for-performance information. By providing timely and accurate compensation information throughout the enterprise, our TrueInformation software builds trust and confidence among operational and finance personnel, thereby improving morale and operational results while reducing errors that increase the costs of incentive compensation. The TrueInformation application includes sophisticated date-effective organizational, position and title-based security that allows for appropriate controls on dissemination of sensitive compensation data, and is accessed through an intuitive web-based interface that offers ease of use throughout the organization. TrueInformation allows integration with salesforce.com via salesforce.com AppExchange, and also provides Powered by SAP NetWeaver certified integration to offer accessibility from products such as SAP CRM, as well as being accessible from customer homegrown portals. Our original TrueInformation application was initially shipped in the fourth quarter of 2002.

Callidus TrueAnalytics

Callidus TrueAnalytics software is a web-based reporting and ad-hoc query application that provides executives and compensation analysts with the insight and ad-hoc analysis they need to drive sales and incentive performance, whether they are in sales, marketing or finance. With Callidus TrueAnalytics software, organizations can gain further benefit from the valuable information within the TrueComp Suite of applications, and can combine it with other information to provide analytic dashboards, key performance indicators, management reports, and ad-hoc analysis. With Callidus TrueAnalytics software, organizations can quickly identify opportunities to drive customer, product, geographic and channel performance with new incentive plans, as well as analyze and optimize incentive spend and key profitability measures. Callidus TrueAnalytics software eliminates the need to wait for ad-hoc reports, and delivers rapid insights into key issues by providing exception variances, alerts, and personal indicators — resulting in increased business agility and better decision making on how to drive revenue and grow profits. Callidus TrueAnalytics software enables organizations to benefit from rapid time to deployment. In addition, because Callidus TrueAnalytics software is integrated with our TrueComp software, organizations can quickly turn insight into incentive plan changes to align sales behavior with key business objectives. TrueAnalytics allows integration with salesforce.com via salesforce.com AppExchange, and also provides Powered by SAP NetWeaver certified integration to offer accessibility from products such as SAP CRM, as well as being accessible from customer homegrown portals. Callidus TrueAnalytics software was initially shipped in the first quarter of 2006.

TrueResolution Software

Our TrueResolution software is a rules-based application that streamlines and automates the sales and incentive performance management workflows and business processes within organizations. It serves as the foundation for our packaged workflow solution offerings, in addition to providing a packaged application for managing compensation disputes, thereby reducing the associated cost and diversion of management and sales resources. Scalable for the largest sales and channel organizations, the TrueResolution application eliminates manual, error-prone sales operation processes and allows dispute resolution to be initiated from the field where the majority of disputes originate. Our TrueResolution software automates functions such as changes, transfers and splits to territory assignments, quota adjustments, organizational changes, cleansing of bad data, and payee information updates. The TrueResolution application enables sales professionals and business partners to submit and track their claims through a completely web-based self-service workflow process, which automates the evaluation, routing, resolution and approval of day-to-day requests and consistently communicates payment and resolution status to sales people. The TrueResolution application keeps management informed of changes that may affect compensation, produces an audit trail for all requests and resolutions, reduces errors and the risk of fraud and promotes enforcement of enterprise policies. The TrueResolution application was initially shipped in the second quarter of 2002.

TrueProducer Software

Callidus TrueProducer software is for insurance carriers with independent distribution channels or captive agents that want to streamline their producer administration in order to have one location to view and update producer information. Our TrueProducer software provides a 360-degree view of every detail of every producer in these organizations. TrueProducer provides the following benefits: increases loyalty of independent and captive producers by improving the service provided; decreases cost of servicing the distribution channel by having all the producer information in one interface; integrates with TrueComp to eliminate the need to reenter data that is required to pay compensation; ensures data integrity by enforcing data validation; and streamlines business process for signing on new producers. Key elements include but are not limited to: producer demographics, licenses, appointments, continuing education, contracts, and payment schedules. TrueProducer is a 100% web-based application that is easy to deploy across the entire enterprise. It provides integration with other Callidus applications, including access to compensation, dispute resolution, analytics, and reporting. TrueProducer was shipped in the second quarter of 2007.

TrueQuota Software

Our TrueQuota software enables the finance and sales operations teams to identify opportunities to change quotas to maximize revenue based on historical performance, and to allocate quotas effectively using sophisticated business rules. Our TrueQuota software provides the functionality for organizations to model, compare and select quota scenarios that best achieve corporate or sales region revenue goals, and effectively manages the process across sales teams and regions in a coordinated and timely manner, while ensuring required constituents are brought into the process. TrueQuota provides configurable workflow processes based on quota setting best practices; supports multiple types of quota, whether product level, account level, or regional; provides top-down quota allocation; enables roll up of quotas and other metrics across the different aspects of the business; supports a descriptive, guided workflow process, ensuring the process is clear and followed; and is 100% web-based for ease of deployment. TrueQuota was shipped in the fourth quarter of 2006.

Services

We provide a full range of services to our customers, including professional services, maintenance and technical support services and professional development services.

Professional Services.  We provide integration and configuration services to our customers and partners. These services include the installation of our software; identification and sourcing of legacy data; configuration of TrueComp application rules necessary to create compensation plans, create custom reports and integrate our software with other products; and other general testing and tuning services for our software. Installation, configuration and other professional services related to our software can be performed by our customers, or at their discretion, by us or third-party implementation providers. We also provide services to our implementation partners to aid them in certain projects and training programs. In addition, we provide Callidus Strategic and Expert Services to help customers optimize incentive compensation business processes and management capability. The professional services we perform are generally done on a time and materials basis.

Process Solutions.  Callidus Software provides a suite of value-added Business Process Solutions around Callidus and client-designed solutions. Specific solutions are available for the TrueResolution, TrueQuota, TrueProducer and Callidus TrueAnalytics products. Each solution offering includes clearly defined engagement plans, rapid deployment methods, and a proven track record of delivering value to customers. Our Payee Self Service Solution streamlines and automates key processes with an enterprise packaged approach, providing for integration with TrueInformation for payee issue submission, notification workflows for plan acceptances and changes, and administrative reports of resolution rates and issue types. Our Data Management Solution enables the customer to review various data issues related to incentive compensation, and take appropriate actions proactively before they become a dispute or an issue with a payee. Our Sales Operations Support Solution is a workflow solution pack that can be configured quickly to manage changes to reference data, such as participant and position information prior to taking effect in TrueComp. Our Management by Objectives (MBO) Solution automates the complete process for organizations, from setting and submitting goals and targets to associates, through managerial/ human resource approvals, including automatic updating of payments in Callidus TrueComp. Our bonus allocation solution provides for the allocation or distribution of budgeted/pooled amounts (bonus dollars, percentages, and/or share amounts) to a team of individuals and/or managers. Our analytic services enable our customers to quickly answer key questions regarding their sales performance, such as which compensation plans are actually driving revenue, which incentives are making the sales team work more efficiently and productively and which products are selling across certain channels. Our TrueProducer starter package provides the core basis of setting up and rapidly deploying TrueProducer.

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

Professional Development Services.  We offer our customers a full range of educational services, including computer and web-based training, classroom training, remote (virtual training) and on-site customer training. We provide over 20 classes to our customers for our products and provide educational services to our partners on a scheduled and as-requested basis.

Technology

Our products are based on our proprietary TrueComp Manager rules engine, which is implemented on our scalable TrueComp Grid computing architecture. This technology offers our customers high degrees of functionality and flexibility coupled with the scalability and reliability that enables them to maximize the return on investment in their SPM systems.

Customers

While our products serve the Sales Performance Management needs of all companies, we have driven particular penetration with our solutions and expertise in the telecommunications, insurance, banking, technology, life sciences and retail and distribution markets. Because we have historically licensed our products to customers primarily on a perpetual basis, our quarterly product license revenues are substantially dependent on product sales to new customers. In 2007, no customer accounted for more than 10% of our total revenues. In 2006, BellSouth accounted for more than 10% of our total revenues. In 2005, BellSouth and Cingular each accounted for more than 10% of our total revenues. United States revenues represented 80%, 75% and 92% of our total revenues in 2007, 2006 and 2005, respectively. The remaining amounts of revenue in each of the past three years have been generated in Europe and the Asia Pacific region.

Sales and Marketing

We sell and market our software through a direct sales force and in conjunction with our partners. In the United States, we have sales and service offices in Austin, Atlanta, Chicago, New York and San Jose. Outside the United States, we have sales and service offices in the United Kingdom and Canada.

Sales.  Our direct sales force, consisting of account executives, technical pre-sales engineers and field management, is responsible for the sale of our products to global enterprises across multiple industries, and is organized into geographic and industry territories. Our alliance sales team is responsible for business development and managing our relationships with a growing number of business partners globally. Our telesales team is responsible for generating new qualified opportunities and following up on marketing campaigns.

Marketing.  Our marketing activities include product, service, field, customer and industry marketing functions as well as marketing communications. Product marketing is responsible for defining new product requirements, managing product life cycles, and generating content for sales collateral and marketing programs. We increase awareness of our company and generate sales leads for our products and services through press and analyst relations, seminars, webcasts, direct mail and customer and partner events. In addition, our website is used to educate our customers and prospects about our products and services and to generate leads. Our product marketing and customer success teams work closely with our customers to understand their current and future needs.

Alliances and Partnerships

We actively promote and maintain strategic relationships with global systems integrators, management consulting firms, independent software vendors and technology platform providers. These relationships provide both customer referrals and co-marketing opportunities, which have helped in expanding our customer base.

On a national and global basis, we have established alliances with partners such as Accenture, IBM, salesforce.com and SAP. In late 2006, we signed a Cooperative Development Agreement with SAP. Under the terms of the agreement, Callidus and SAP work together to promote and market TrueComp and TrueInformation products in the United States and Canada. TrueComp and TrueInformation are currently powered by SAP’s NetWeaver platform. In 2007 we forged a relationship with salesforce.com specifically focused on the promotion and marketing of our On-Demand offering as an AppExchange certified partner. In addition, we also announced an initiative to develop applications on force.com (the salesforce.com platform). In January 2008 we announced an exclusive reseller relationship with IMS Health in connection with our on-demand services in certain pharmaceutical and healthcare markets. Our other strategic partners, such as Accenture and IBM, provide systems integration, implementation and configuration services that support and complement the Callidus TrueComp product suite.

In addition to working with global business partners, we also maintain relationships with smaller and more specialized companies, such as HighPoint Solutions and Iconixx Corporation. These relationships provide us with a new business referral base, compensation consulting and augmentation of our professional services, including the implementation of our product.

Although all of our strategic relationships have been built on a strong foundation over the past few years, they are non-exclusive and either party may enter into similar relationships with other parties.

Research and Development

Our research and development organization consists of experienced software engineers, software quality engineers and technical writers. We organize the development staff along product lines, with an engineering services group providing centralized support for quality assurance, technical documentation, and advanced support. In 2007, 2006, and 2005, we recorded research and development expenses of $15.6 million, $14.6 million and $12.6 million, respectively. These expenses include stock-based compensation.

Competition

Our principal competition comes from Oracle and internally developed software solutions. We also compete with other software and consulting companies that generally focus on specific industries or sectors, including Centive, Computer Sciences Corporation, DSPA Software, GlobeNet Technologies, McCamish Systems, Practique Associates, Synygy, Trilogy-Versata, Varicent, Westport Software, Xactly, and ZS Associates. We believe that the principal competitive factors affecting our market are:

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

We also believe that we compete effectively due to our established market leadership, robust, scalable architecture and commitment to customer service. The Callidus On-Demand offering competes very favorably in terms of reliability, security, scalability and portability to on-premise basis. The addition of our salesforce.com AppExchange certification has also allowed us to be more competitive in the mid-market sector against those with a similar relationship. While our competitors offer viable market alternatives, we believe that we have developed superior breadth and depth of functionality demanded by the telecommunications, retail banking and insurance markets. Additionally, we have created substantial product differentiation by adding features into our products that are specific to each of our target markets.

We believe that our products offer a more cost-effective and complete alternative to internally developed solutions. Internally-developed solutions are generally expensive, inflexible and difficult to maintain for large companies with complex sales performance and incentive compensation programs, thereby increasing total cost of ownership and limiting the ability to implement programs that effectively address targeted business objectives.

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

Employees

As of December 31, 2007, we had a total of 382 employees. Of those employees, 79 were in sales and marketing, 98 were in research and development, 159 were in professional services, technical support and training, and 46 were in finance and administration. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers as of February 22, 2008:

			Executive
			Officer
Name	Age	Position	Since

Leslie J. Stretch	46	President; Chief Executive Officer	2005
Ronald J. Fior	50	Senior Vice President, Finance and Operations; Chief Financial Officer	2002
V. Holly Albert	49	Senior Vice President, General Counsel and Secretary	2006
Robert C. Conti	52	Senior Vice President, Worldwide Client Services	2008
Michael L. Graves	38	Senior Vice President, Engineering; Chief Technology Officer	2007
Bryan P. Burkhart	33	Senior Vice President, Worldwide Sales	2007

Leslie J. Stretch has served as our President and CEO since December 2007. Previously, Mr. Stretch was our Senior Vice President, Global Sales, Marketing and On-Demand Business, from July 2007 to November 2007, Senior Vice President, Worldwide Sales, from April 2006 to July 2007, and Vice President, Worldwide Sales, from November 2005 to April 2006. Prior to joining Callidus, Mr. Stretch served as interim CEO for The Hamsard Group, plc., an IT managed services company, in the United Kingdom from April 2005 to September 2005. Previously, Mr. Stretch served in a variety of roles at Sun Microsystems, a computer networking company, most recently as Senior Vice President of Global Channel Sales from January 2005 to April 2005, UK Vice President and Managing Director from February 2003 to January 2005, and UK Sales Director from May 1996 to February 2003. Prior to joining Sun Microsystems, Mr. Stretch served in a variety of roles at Oracle Corporation, U.K., an enterprise application software company, including Director of Retail and Commercial Business UK from June 1995 to June 1996, Branch Manager Western Canada from 1994 to 1995, and Branch Manager Scotland from 1989 to 1994. Mr. Stretch holds a B.A. in Economics and Economic History from the University of Strathclyde and a Postgraduate Diploma in Computer Systems Engineering from the University of Edinburgh.

Ronald J. Fior has served as our Senior Vice President, Finance and Operations, and Chief Financial Officer since April 2006. Since joining us, Mr. Fior also served as our Vice President, Finance and Chief Financial Officer from September 2002 to April 2006. From December 2001 to July 2002, Mr. Fior served as Vice President of Finance and Chief Financial Officer for Ingenuity Systems, a bioinformatics software development company. From

July 1998 to October 2001, Mr. Fior served as Chief Financial Officer and Vice President of Finance and Operations of Remedy Corporation, a software development company. Prior to that, Mr. Fior served for 13 years as Chief Financial Officer of numerous divisions and companies within the publishing operations of The Thomson Corporation, including the ITP Education Group and the International Thomson Publishing Group. Mr. Fior holds a Bachelor Commerce degree from the University of Saskatchewan and is a Chartered Accountant.

V. Holly Albert has served as our Senior Vice President, General Counsel and Secretary since August 2006. Previously, Ms. Albert was in private legal practice from April 2004 until August 2006. Prior to that, Ms. Albert was the Vice President, General Counsel and Corporate Secretary at Docent Inc. (now SumTotal Systems, Inc.), a provider of integrated software applications, services, and content from December 2002 to April 2004. Prior to Docent, Ms. Albert served as Vice President, General Counsel and COO at Tradenable, Inc., an Internet financial services company, from January 2001 to December 2001. Prior to Tradenable, she was the Vice President and General Counsel at infoUSA.com, a provider of sales and marketing solutions, from 2000 to 2001. Prior to infoUSA.com, she served in a variety of roles at Honeywell Inc. from 1983 to 2000, with her last position being the General Counsel for Honeywell-Measurex Corporation. Ms. Albert is a member of both the California and New Mexico State bars and received her J.D. from the University of Pittsburgh School of Law. Ms. Albert also holds an M.A. from John F. Kennedy University in Psychology and a B.A. in Economics from Washington and Jefferson College.

Robert C. Conti has served as our Senior Vice President of Worldwide Client Services since January 2008. Additionally, Mr. Conti serves as Senior Vice President and CFO of The Alexander Group, Inc., a consulting organization that specializes in sales force effectiveness. Mr. Conti has served in various roles at the Alexander Group since April 1988, including Western Region Manager from January 1990 to June 1994, Eastern Region Manager from July 1994 to August 1998, National Practice leader from May 1990 to March 1995, and COO from March 1996 to January 2008. Previously, Mr. Conti founded and thereafter, from January 2004 to January 2008, served as Managing Member of Compensation Technologies LLC, a consulting services organization specializing in the implementation and support of incentive compensation management programs, from March 2004 to January 2008, Mr. Conti served as Managing Member of Compensation Management Services, LLC, a services organization dedicated to providing compensation plan management services. Mr. Conti holds a B.S. in Management from The United States Air Force Academy and a M.B.A. from Southern Illinois University.

Michael L. Graves has served as our Senior Vice President, Engineering and Chief Technology Officer since September 2007. Prior to that, Mr. Graves was our Senior Vice President, Engineering, from February 2007 to September 2007. Previously, Mr. Graves served in a variety of roles at Oracle Corporation, an enterprise application software company, from October 1997 to February 2007, most recently as Vice President of Engineering, Oracle Applications, from January 2006 to February 2007, and Senior Director of Engineering from October 1997 to January 2006. Mr. Graves holds a B.S. Finance-Economics from the University of California, Berkeley.

Bryan P. Burkhart has served as our Senior Vice President, Global Sales, since December 2007. Since joining Callidus in 1999, Mr. Burkhart has also served as our Vice President, North America Sales, from November 2005 to November 2007, Interim Vice President, Global Sales, from January 2005 to October 2005, Vice President, Eastern and Central Area Sales from January 2004 to September 2005, Managing Director, Eastern Area, from February 2002 to December 2003, Managing Director, Western Area, from January 2001 to February 2002, Director, Strategic Accounts, from October 2000 to December 2000, Account Executive from June 1999 to September 2000 and as Account Development Representative from March 1999 to May 1999. Prior to joining Callidus Software, Mr. Burkhart worked in sales at Trilogy Software, in Austin, Texas. Mr. Burkhart holds a B.S. in Economics from The Wharton School, University of Pennsylvania.

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

We incurred net losses of $12.5 million, $8.7 million and $8.6 million in 2007, 2006 and 2005, respectively. We expect to continue to incur substantial expenses for the foreseeable future as we increase our business focus on our hosted on-demand service, expand our operations domestically and internationally and as we increase the number of our product offerings. To achieve profitability, we must increase our total revenues and improve our gross margin on subscription and support revenues and service and other revenues. We cannot be sure that we will achieve or sustain profitability on a quarterly or annual basis in the future. If we cannot increase our total revenues and improve our gross margins our future results of operations and financial condition will be negatively affected.

If our hosted on-demand offering fails to achieve broad market acceptance, or if we are unable to offer this service on a profitable basis, our operating results could be adversely affected.

We have invested, and expect to continue to invest, substantial resources to launch, market, and implement our hosted on-demand offering. To date, we have realized a negative gross margin on sales of this service and although we expect positive gross margins from our on-demand offering in 2008, there are many risks to achieving this. As we continue to promote our hosted on-demand service, there is a risk of confusion in the market over the alternative ways to purchase our software, which could result in delayed sales. In addition, with our decision to increase our focus on our on-demand service, customers that might otherwise purchase a perpetual license may instead opt for our hosted on-demand service, possibly late in the sales cycle. To the extent our hosted on-demand offering results in a shift away from perpetual licenses, our revenue and operating results will be adversely affected in the short-term as revenues for on-demand services are recognized over the life of the agreement with each of our customers. Any such shift will also have a longer term adverse effect on operating results, as our on-demand offering is expected to continue to generate much lower margins than our perpetual license sales.

Historically, our on-demand contracts provided payment by the customer only after the customer went into production with the on-demand service. Although we have changed that model so that our on-demand contracts now generally provide for payment and terms commencing as of the effective date of the contract, we still have some older contracts on which we will not recognize revenue until the customer has commenced production use of the on-demand service, which can be months after the contract was signed, thereby delaying our revenue recognition and adversely affecting our operating results. If our hosted on-demand service does not achieve broad market acceptance, or if we are unable to offer this service profitably, our operating results will be materially and adversely affected.

Our quarterly license revenues remain largely dependent on a relatively small number of license transactions involving sales of our products to new customers, and any delay or failure in closing one or more of these transactions could adversely affect our results of operations.

Our quarterly license revenues are typically dependent upon the closing of a relatively small number of transactions involving perpetual licensing of our products to new customers. As such, variations in the rate and timing of conversion of sales prospects into license revenues could result in our failure to meet revenue objectives or achieve or maintain profitability in future periods. In addition, we generally recognize the bulk of our license revenues for a given sale either at the time we enter into the agreement and deliver the product, or over the period in which we perform any services that are essential to the functionality of the product. Unexpected changes in the size of transactions or other contractual terms late in the negotiation process or changes in the mix of contracts we enter into, including customers’ selection of our on-demand solution (for which revenues are included in our subscription and support revenues and recognized ratably over future periods) in lieu of perpetual licenses, could therefore materially and adversely affect our revenues in a quarter. Typically, customers tend to gravitate toward perpetual or on-demand solutions with some crossover. We expect the level of crossover towards on-demand to increase, and thus our license revenues would be adversely affected. Reductions in the amount of customers’ purchases or delays in recognition of revenues would adversely affect our revenues, results of operations and financial condition.

We cannot accurately predict customer subscription and maintenance renewal rates and the impact these renewal rates will have on our future revenues or operating results.

Our customers have no obligation to renew their subscriptions for our on-demand service and maintenance support after the expiration of their initial subscription or maintenance period, which is typically 12 to 24 months, and in fact, some customers have elected not to renew. In addition, our customers may renew for fewer payees or renew for shorter contract lengths. We cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our service and their ability to continue their operations and spending levels. If our customers do not renew their subscriptions for our on-demand service or maintenance support, our revenue will decline and our business will suffer.

Because we recognize revenue from subscriptions for our on-demand service and maintenance support over the terms of the subscription and maintenance support agreements, downturns or upturns in sales may not be immediately reflected in our operating results.

We generally recognize revenue from customers ratably over the terms of their subscription and maintenance support agreements, which are typically 12 to 24 months, although terms can range from one to 60 months. As a result, most of the subscription revenue we report in each quarter results from the recognition of deferred revenue relating to subscription and maintenance agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions and maintenance in any one quarter will not necessarily be fully reflected in the revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our on-demand service may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

The market for sales performance management software is still new and rapidly evolving and may not develop as we expect.

All of our business is in the market for sales performance management software, which is a relatively new and rapidly evolving market. We believe one of our key challenges is to convince prospective customers of their need for our products and services and to persuade them that they should make purchases of our products and services a higher priority relative to other projects. Our future financial performance will depend in large part on continued growth in the number of organizations adopting sales performance management software as a solution to address the problems related to sales performance management. We have only recently begun to focus our business on this market opportunity. The market for sales performance management software may not develop as we expect, or at all. Even if a market does develop, our competitors may be more successful than we are in capturing the market. In either case, our business and operating results will be adversely affected.

Our quarterly revenues and operating results are unpredictable and are likely to continue to fluctuate substantially, which may harm our results of operations.

Our revenues, particularly our license revenues, are extremely difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. For example, in the first six months of 2005 and throughout 2004, our license revenues were substantially lower than expected due to purchasing delays by our customers and our failure to close transactions, resulting in significant net losses. Conversely, our license revenues from mid-2005 through the third quarter of 2007 were greater than in the corresponding prior year periods, primarily as a result of closing more and larger transactions. Beginning in the third quarter of 2007, we believe our sales of products to the financial services sector may have been adversely affected by the deterioration of the mortgage markets and corresponding adverse effects on the operating results of our potential customers. In addition, our license revenues have historically been seasonal, with highest revenues in the fourth quarter and lower revenues during the second and third quarters of the year.

Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance.

Factors that may cause our quarterly revenue and operating results to fluctuate include:

•	The discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	the priority our customers place on the purchase of our products as compared to other information technology and capital acquisitions;

•	competitive conditions in our industry, including new product introductions, product announcements and discounted pricing or special payment terms offered by our competitors;

•	customers’ selection of our on-demand solution, under which we recognize revenue as part of subscription and support revenues over the term of the agreement, in lieu of traditional perpetual license revenue, which is typically recognized in the quarter in which the transaction closes or as the products are implemented;

•	our ability to hire, train and retain appropriate sales and professional services staff;

•	varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenues;

•	indeterminate and often lengthy sales cycles;

•	changes in the mix of revenues attributable to higher-margin product license revenues as opposed to substantially lower-margin subscription, service and other revenues;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	merger and acquisition activities among our customers, which may alter their buying patterns;

•	our ability to timely complete our service obligations related to product sales;

•	the utilization rate of our professional services personnel and the degree to which we use third-party consulting services;

•	changes in the average selling prices of our products;

•	the rates the market will bear for our professional services and our ability to efficiently and profitably perform such services based on those market rates;

•	timing of product development and new product initiatives;

•	increased operating expenses associated with channel sales, increased product development efforts and Sarbanes-Oxley compliance; and

•	customer concerns regarding the impact of implementing large, enterprise-wide deployments of products, including our products, and compliance with the internal control requirements of Sarbanes-Oxley.

We might not be able to manage our future growth efficiently or profitably.

We experienced significant growth in 2007 in our operations and are planning for continued growth. If growth continues, we will likely need to expand the size of our sales and marketing, research and development and general and administrative staffs, grow our related operations and strengthen our financial and accounting controls. This expansion may drive increases in absolute dollars in revenues and expenses, and there is no assurance that our infrastructure would be sufficiently scalable to efficiently manage any growth that we may experience. For example, if we increased sales of licenses, we could experience a significant increase in demand for our professional services personnel to implement our solutions. If we are unable to address these additional demands on our resources, our operating results and growth might suffer. Even if we are able to hire additional personnel, they will require a substantial period of training, and there is no guarantee that any new personnel will be as highly qualified as our existing personnel. As a result, certain implementations of our solution may not meet our customers’ expectations, our reputation could be harmed and our business and operating results could be adversely affected. Also, if we continue to expand our operations, our systems, procedures or controls might not be adequate to support expansion. Further, to the extent we invest in additional resources to support further growth and growth in our revenues does not ensue, our operating results would be adversely affected. If we are unable to further leverage our operating cost investments as a percentage of revenues our ability to generate profits will be adversely impacted. Thus, our inability to manage our growth could harm our business.

Our service revenues produce substantially lower gross margins than our license revenues, and decreases in license revenues relative to services revenues have harmed, and may continue to harm, our overall gross margins.

Our services and other revenues, which include fees for consulting, implementation and training, were 48% and 40% of our revenues for 2007 and 2006, respectively. Our service and other revenues have substantially lower gross margins than our license revenues. Failure to increase our higher margin license revenues in the future would adversely affect our overall gross margin and operating results.

Historically, service and other revenues as a percentage of total revenues have varied significantly from period to period due to fluctuations in licensing revenues, changes in the average selling prices for our products and services and the effectiveness and appeal of competitive service providers. In addition, the volume and profitability of services can depend in large part upon:

•	Competitive pricing pressure on the rates that we can charge for our professional services;

•	the complexity of the customers’ information technology environments;

•	the resources directed by customers to their implementation projects; and

•	the extent to which outside consulting organizations provide services directly to customers.

As an example of competitive pressure on our services offerings, many of our potential customers are outsourcing technology projects offshore to take advantage of lower labor costs. Additionally, market rates for the types of professional services we offer are typically less abroad than the rates we charge domestically. Consequently, as we extend our customer base internationally, we expect some customers to demand lower hourly rates for the professional services we provide, which may erode our margins for our service revenues or result in lost business.

We recently experienced changes in our senior management team. The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.

We promoted Leslie Stretch to president and chief executive officer in December 2007 after Robert Youngjohns, our president and chief executive officer since May 2005, resigned to take a position with Microsoft. Mr. Stretch was formerly our senior vice president of Global Sales, Marketing and On-Demand. Thereafter, also in December 2007, we announced the promotion of our vice president of North American sales, Bryan Burkhart, to the position of senior vice president, global sales, and the departures of Richard Furino, our senior vice president of worldwide client services, and Shanker Trivedi, our senior vice president of corporate development. In connection with our merger with Compensation Technologies, LLC in January 2008, we announced the appointment of Robert Conti as senior vice president, client services.

Our success depends to a significant extent on the effective transition of our new president and chief executive officer and the timely and successful integration of our new senior vice president of client services. Moreover, all of our existing personnel, including our executive officers, are employed on an “at-will” basis. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan would be harmed. Even if we can timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

Our products have long sales cycles, which makes it difficult to plan our expenses and forecast our results.

The sales cycles for perpetual licenses of our products have historically been between six and twelve months, and longer in some cases, to complete. The sales cycles for our on-demand solution are still evolving, and it is difficult to determine with any certainty how long our sales cycles for our on-demand solutions will be in the future. Consequently, it remains difficult to predict the quarter in which a particular sale will close and to plan expenditures accordingly. Moreover, because license sales are often completed in the final two weeks of a quarter, this difficulty may be compounded. The period between our initial contact with a potential customer and its purchase of our products and services is relatively long due to several factors, including:

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

We may in the future acquire or make investments in other complementary companies, products, services and technologies. For example, in January 2008 we acquired Compensation Technologies LLC and hired its president and chief executive officer, Robert Conti, to fill our vacant senior vice president, client services, position, in an effort to expand our services offerings and improve our services related operations. Acquisitions and investments involve a number of risks, including the following:

•	We may have difficulty integrating the operations and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	as was the case with our acquisition of an assembled workforce and source code license from Cezanne Software in 2004, we may find that the acquired business or assets do not further our business strategy, or that we overpaid for the business or assets, or that economic conditions change, all of which may generate a future impairment charge;

•	we may have difficulty integrating the acquired technologies or products with our existing product lines;

•	there may be customer confusion where our products overlap with those of the acquired business;

•	we may have product liability associated with the sale of the acquired business’ products;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues or the complexity of managing geographically and culturally diverse locations;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	the acquisition may result in litigation from terminated employees or third-parties; and

•	we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.

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

The consideration paid in connection with an investment or acquisition also affects our financial condition and operating results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash or incur substantial debt to consummate such acquisitions. If we incur substantial debt, it could result in material limitations on the conduct of our business. To the extent we issue shares of stock or other rights to purchase stock, including options, existing stockholders may be diluted. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs (such as acquired in-process research and development) and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

If we are unable to hire and retain qualified employees, including sales, professional services, and engineering personnel, our growth may be impaired.

To expand our business successfully and maintain a high level of quality, we need to continually recruit, retain and motivate highly skilled employees in all areas of our business, including sales, professional services and engineering personnel. In particular, if we are unable to hire and retain talented professional services employees with the skills, and in the locations, we require, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain of our labor needs. As our customer base increases, we are likely to experience staffing constraints in connection with the deployment of trained and experienced professional services resources capable of implementing, configuring and maintaining our software for existing customers looking to migrate to more current versions of our products as well as new customers requiring installation support. Moreover, as a company focused on the development of complex products, we are often in need of additional software developers and engineers.

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

We plan to pursue sales of new product modules to existing perpetual license customers of our TrueComp software. To take advantage of new features and functionality in our latest modules, most of our perpetual license customers will need to migrate to a more current version of our products. We also expect to periodically terminate maintenance support on older versions of our products for various reasons including, without limitation, termination of support by third-party software vendors whose products complement ours or upon which we are dependent. Termination of maintenance may force our perpetual license customers to migrate to more current versions of our software. Regardless of the reason, upgrading to more current versions of our products is likely to involve additional cost, which our customers may delay or decline to incur. If a sufficient number of our customers do not migrate to newer versions of our software, our continued maintenance support opportunities and our ability to sell additional products to these customers, and as a result, our revenues and operating income, may be harmed, possibly significantly.

If we do not compete effectively, our revenues may not grow and could decline.

We have experienced, and expect to continue to experience, intense competition from a number of software companies. We compete principally with vendors of Sales Performance Management (SPM) software, Enterprise Incentive Management (EIM) software, enterprise resource planning software, and customer relationship management software. Our competitors may announce new products, services or enhancements that better meet the needs of customers or changing industry standards. Increased competition may cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

We also have and are considering strategic relationships that are new or unusual for us and which can pose additional risks. For example, in January 2008 we announced an exclusive reseller relationship with IMS Health in connection with our on-demand services in certain pharmaceutical and healthcare markets. While exclusive reseller arrangements offer the advantage of leveraging larger sales organizations than our own to sell our products, they also require considerable time and effort on our part to train and support our strategic partner’s personnel, and require our strategic partners to properly motivate and incentivize their sales force so that the exclusivity does not prevent us from succeeding in the applicable markets, which may adversely affect our results of operations.

Should any of these third parties go out of business or choose not to work with us, we may be forced to develop new capabilities internally, incurring significant expense and adversely affecting our operating results. Any of our third-party providers may offer products of other companies, including products that compete with our products. If we do not successfully and efficiently establish, maintain, and expand our industry relationships with influential market participants, we could lose sales and service opportunities, which would adversely affect our results of operations.

Breaches of security or failure to safeguard customer data could create the perception that our services are not secure, causing customers to discontinue or reject the use of our services and potentially subject us to significant liability. Implementing, monitoring and maintaining adequate security safeguards may be costly.

We provide an on-demand service whereby our customers access our software and transmit confidential data, including personally identifiable individual data of their employees, agents, and customers over the Internet. We also store data provided to us by our customers on servers in a third-party data warehouse. In addition, we may have access to confidential and private individual data as part of our professional services organization activities, including implementation, maintenance and support of our software for perpetual license customers. If we do not adequately safeguard the confidential information imported into our software or otherwise provided to us by our customers, or if third parties penetrate our systems or security and misappropriate our customers’ confidential information, our reputation may be damaged and we may be sued and incur substantial damages in connection with such disclosures or misappropriations. Even if it is determined that our security measures were adequate, the damage to our reputation may cause customers and potential customers to reconsider the use of our software and services, which may have a material adverse effect on our results of operations.

Moreover, many of our customers are subject to heightened security obligations regarding the personally identifiable information of their customers. In the United States, these heightened obligations particularly affect the financial services and insurance sectors, which are subject to stringent controls over personal information under the Gramm-Leach-Bliley Act, Health Insurance Portability and Accountability Act and other similar state and federal laws and regulations. In addition, the European Union Directive on Data Protection creates international obligations on the protection of personal data that typically exceed security requirements mandated in the United States. The security measures we have implemented and may need to implement, monitor and maintain in the future to satisfy the requirements of our customers, many of which are in the financial services and insurance sectors, may be substantial and involve significant time and effort, which are typically not chargeable to our customers.

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

We expanded our international operations in 2006 and 2007 and expect to continue expanding these operations in 2008. International expansion may require substantial financial resources and a significant amount of attention from our management. International operations involve a variety of risks, particularly:

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

Our investment portfolio may be impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of December 31, 2007 consists of investment grade auction rate securities, preferred stock, corporate notes and obligations as well as government and agency obligations. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer.

As a result of current adverse financial market conditions, our auction rate securities with a total par value of approximately $4.7 million may pose risks arising from liquidity concerns. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at predetermined intervals, usually every 28 days. Therefore, because of the short interest rate reset period, the Company has historically recorded them as current available-for-sale securities. As of December 31, 2007, we had no impairment charge associated with our short-term investment portfolio. However, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

RISKS RELATED TO OUR STOCK

Our stock price is likely to remain volatile.

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to a number of factors, including those described in this section. We receive only limited attention by securities analysts, and there frequently occurs an imbalance between supply and demand in the public trading market for our common stock due to limited trading volumes. The stock repurchase program we announced in the fourth quarter of 2007 and activated in February 2008 may increase this imbalance. Investors should consider an investment in our common stock as risky and should purchase our common stock only if they can withstand significant losses. Other factors that affect the volatility of our stock include:

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

Additional equity financings or other share issuances by us could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public trading market (or in private transactions) including sales by our executive officers, directors or venture capital funds, such as those sales made by our long-term private equity investors, including CrossPoint Venture Partners, beginning in the third quarter of 2007 and continuing throughout the remainder of 2007, or other persons or entities affiliated with our officers and directors or the perception that such additional sales could occur, could cause the market price of our common stock to drop.

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

We are from time to time a party to various litigation matters incidental to the conduct of our business. At the present time, we believe that none of these matters is likely to have a material adverse effect on our future financial results.

In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2007, we have not recorded any such liabilities in accordance with SFAS 5. We believe that we have valid defenses with respect to the legal matters pending against us and that the probability of a loss under such matters is not probable.

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

	High	Low

Fiscal year ending December 31, 2008:
First quarter (through March 10, 2008)	$5.54	$3.75

	High	Low

Fiscal year ending December 31, 2007:
Fourth quarter	$9.35	$4.99
Third quarter	$9.92	$8.17
Second quarter	$8.50	$7.34
First quarter	$8.17	$5.91

	High	Low

Fiscal year ending December 31, 2006:
Fourth quarter	$7.04	$4.88
Third quarter	$5.41	$4.69
Second quarter	$5.75	$4.34
First quarter	$4.79	$4.00

As of March 10, 2008, there were 30,231,971 shares of our common stock issued and outstanding and held by 58 stockholders of record.

We completed our initial public offering of 5,750,000 shares of common stock in November 2003. In the offering, we sold the shares at a price of $14.00 per share, which resulted in aggregate net proceeds of approximately $72.1 million, after deducting underwriting discounts and commissions and paying offering expenses.

We continue to use the net proceeds of our initial public offering for working capital and general corporate purposes, capital expenditures, and potential acquisitions of complementary businesses, products and technologies. We have no present commitments or agreements with respect to any investments. We have invested the net proceeds of the offering in interest-bearing, investment-grade securities. The amounts we actually spend will depend on a number of factors, including the amount of cash generated or used by our operations, competitive and technological developments, marketing and sales activities and market acceptance of our products, and the rate of growth, if any, of our business.

On January 14, 2008, we completed the acquisition of Compensation Technologies, a leading provider of services for planning, implementing, and supporting incentive compensation processes and tools. Under the terms of the agreement, we paid Compensation Technologies $8.3 million up front and will pay up to an additional $4.8 million upon the completion of key milestones and achievement of target financial metrics.

We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

On November 27, 2007, our Board of Directors authorized a program for the repurchase of up to $10 million of our outstanding common stock. We intend to implement a Rule 10b5-1 plan that would allow us to repurchase shares of our common stock under the Repurchase Program at times when we would not ordinarily be in the market because of Company trading policies or when we are in possession of material non-public information.

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

The graph compares the cumulative total return of our common stock from our initial public offering in November 2003 through 2007 with the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index.

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

COMPARISON OF 4 YEAR CUMULATIVE TOTAL RETURN*
Among Callidus Software Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*	$100 invested on 11/20/03 in stock or on 10/31/03 in index-including reinvestment of dividends.

Fiscal year ending December 31.

	11/20/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Callidus Software Inc.	100.00	101.84	33.91	24.18	36.27	29.76
NASDAQ Composite*	100.00	103.74	114.05	116.80	130.12	142.17
NASDAQ Computer & Data Processing	100.00	104.41	119.52	122.89	138.99	165.19

*	The Company has not changed comparable indices from 2007. The NASDAQ National Market Composite Index changed its name to the NASDAQ Composite Index in June 2006.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report. The selected consolidated statements of operations data for each of the years in the three-year period ended December 31, 2007, and as of December 31, 2007 and 2006, are derived from our audited consolidated financial statements data that have been included in this annual report. The selected statement of operations data for each of the years in the two year period ended December 31, 2004 and the selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements that have not been included in this annual report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Revenues:
License	$28,625	$27,773	$17,843	$12,758	$37,526
Subscription and support	23,907	18,006	14,919	12,382	8,564
Services and other	49,125	30,329	28,691	33,554	25,644

Total revenues	101,657	76,108	61,453	58,694	71,734
Cost of revenues:
License	884	546	377	774	1,909
Subscription and support(1)	11,043	6,253	4,576	4,550	3,985
Services and other(1)	43,555	28,541	25,708	28,001	22,613
Impairment of purchased technology	—	—	—	1,800	—

Total cost of revenues	55,482	35,340	30,661	35,125	28,507

Gross profit	46,175	40,768	30,792	23,569	43,227
Operating expenses:
Sales and marketing(1)	30,806	25,463	18,552	21,794	22,257
Research and development(1)	15,563	14,558	12,606	14,476	12,111
General and administrative(1)	13,991	12,367	9,744	10,319	7,456
Impairment of intangible assets	—	—	—	1,994	—
Restructuring	1,458	—	—	1,488	—

Total operating expenses	61,818	52,388	40,902	50,071	41,824

(Loss) income from operations	(15,643)	(11,620)	(10,110)	(26,502)	1,403
Interest and other income, net	2,860	2,709	1,491	1,094	(301)

(Loss) income before provision for income taxes and cumulative effect of change in accounting principle	(12,783)	(8,911)	(8,619)	(25,408)	1,102
Provision for (benefit from) income taxes	(330)	(62)	(14)	75	267

(Loss) income before cumulative effect of
change in accounting principle	(12,453)	(8,849)	(8,605)	(25,483)	835
Cumulative effect of change in accounting principle	—	128	—	—	—

Net (loss) income	$(12,453)	$(8,721)	$(8,605)	$(25,483)	$835

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Net (loss) income per share:
Basic	$(0.43)	$(0.31)	$(0.33)	$(1.04)	$0.06

Diluted	$(0.43)	$(0.31)	$(0.33)	$(1.04)	$0.04

Weighted average shares:
Basic(2)	29,068	27,690	26,268	24,419	4,003

Diluted(2)	29,068	27,690	26,268	24,419	21,294

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments(2)	$50,637	$52,939	$63,705	$59,817	$80,266
Total assets	87,447	85,194	80,644	78,489	102,199
Working capital	49,078	54,949	54,962	58,872	77,319
Long-term debt, less current portion	—	—	—	48	520
Total liabilities	33,010	27,814	22,493	15,457	20,701
Total stockholders’ equity	54,437	57,380	58,151	63,032	81,498

(1)	Effective January 1, 2006, the Company adopted FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R) under the modified prospective method. Accordingly, for the years ended December 31, 2007 and 2006, stock-based compensation was accounted for under SFAS 123R, while for the years prior to January 1, 2006, stock-based compensation was accounted for under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” The amounts above include stock- based compensation as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Subscription and support	$250	$193	$9	$21	$54
Services and other	838	832	100	460	798
Sales and marketing	1,162	1,045	(226)	1,217	1,444
Research and development	995	917	226	1,061	1,148
General and administrative	1,709	1,766	435	2,826	1,133

(2)	We completed our initial public offering of shares of common stock in November 2003, which resulted in an increase in weighted average shares and cash, cash equivalents and short-term investments, beginning with the year ended December 31, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of 2007 Results

We are a leading provider of Sales Performance Management (SPM) software solutions designed to align internal sales resources and distribution channels with corporate strategy. Our software enhances core processes in sales management, such as the structuring of sales territories, the management of sales force talent, the establishment of sales targets and the creation and execution of sales incentive plans. Using our SPM software solutions, companies can tailor these core processes to further their strategic objectives, including coordinating sales efforts with long-range strategies regarding sales and margin targets, growth initiatives, sales force talent development, territory expansion and market penetration. Our customers can also use our SPM solutions to address more tactical objectives, such as successful new product launches and effective cross-selling strategies. Our SPM solutions can be purchased and delivered as either an on-premise software solution or an on-demand service. However, we have recently announced that we intend for our on-demand service to be our lead offering. Our hosted on-demand service allows customers to use our software products through a web interface rather than purchase computer equipment and install our software at their locations. Leading companies worldwide in the financial services, insurance, communications, high-technology, life sciences and retail industries rely on our solutions for their sales performance management and incentive compensation needs.

We sell our products pursuant to perpetual software licenses or as an on-demand service both directly through our sales force and in conjunction with our strategic partners. We also offer professional services, including configuration, integration and training, generally on a time-and-materials basis. We generate recurring subscription and support revenues from our on-demand service and from support and maintenance agreements associated with our product licenses, both of which are recognized ratably over the term of the agreement. Both subscription and support services provide for recurring revenue streams, but remain subject to periodic adjustment or cancellation.

Revenue Growth

Our total revenues increased in 2007 by 34% to $101.7 million compared to $76.1 million in 2006. The increase was primarily the result of a 62% growth in services and other revenues and a 33% growth in subscription and support revenues in 2007 compared to 2006. We attribute the revenue growth to a number of factors, including increased spending on our sales and marketing efforts and increased configuration and integration engagements with customers who had previously purchased our software. Services and other revenues and subscription and support revenues were also positively affected by the larger number of on-demand transactions in 2007 compared to 2006. Our license revenues increased by 3% to $28.6 million for 2007 as compared to 2006. The results of our license revenues and increase in recurring subscription and support revenues reflected the shift in our business emphasis and strategy from our perpetual offering to our Software-as-a-Service (SaaS) on-demand offering.

Shift in Business Strategy to On-Demand

In an effort to capitalize on the market opportunity created by the growing demand for Software-as-a-Service (SaaS), we have shifted our business focus and strategy to focus on our on-demand offering. This shift has also been reflected in our license revenues compared to the growth in subscription and support revenues as discussed above. Revenues from our on-demand offering are more predictable and allow us to better align our cost structure. However, we only introduced our on-demand offering in 2006, and continue to evaluate optimal pricing and other terms of the offering. To date, we have not been able to provide our on-demand offering on a profitable basis. While we expect the results of our on-demand offering to improve as we achieve operational scale, if we are unable to offer our on-demand service on a profitable basis, our business will be materially and adversely affected.

Other Business Highlights

Operating expenses increased by 18% for 2007 compared to 2006, but we took cost saving actions in the fourth quarter of 2007. We completed an 8% reduction in force and recorded a charge of approximately $1.5 million in connection with severance and termination-related costs, most of which were severance-related cash expenditures. We realized some early cost savings during the fourth quarter of 2007 from the reduction in force, and we expect to realize additional savings in 2008 related to this action. The cost savings program was substantially completed in the fourth quarter of 2007 and will be completed in the first quarter of 2008. As of December 31, 2007, accrued restructuring charges were $0.9 million

On November 27, 2007, our Board of Directors authorized a program for the repurchase of up to $10 million of our outstanding common stock. We have adopted a Rule 10b5-1 repurchase plan that allows us to repurchase shares of our common stock under the Repurchase Program at times when we would not ordinarily be in the market because of our trading policies.

On January 14, 2008, we completed the acquisition of Compensation Technologies, a leading provider of services for planning, implementing, and supporting incentive compensation processes and tools. Under the terms of the agreement, we paid Compensation Technologies $8.3 million up front and will pay up to an additional $4.8 million upon the completion of key milestones and achievement of target financial metrics. The combination of Compensation Technologies Compensation Management Services (CMS) and Callidus On-Demand offerings provides our customers with a fully managed sales incentive compensation program that includes plan analysis, modeling and design support, plan deployment, reporting, analytics, and ongoing administration. The acquisition augments our portfolio of services offerings while at the same time boosting our on-demand business.

Challenges and Risks

In response to market demand, we recently shifted our primary business focus from the sale of perpetual licenses for our products to the provision of our software as a service. The software as a service model provides more predictable quarterly revenues. However, we have yet to achieve a scale of operations that enables us to provide our software as a service on a consistently profitable basis. If we are unable to provide our software as a service on a profitable basis in the future, our business and operating results may be materially and adversely affected.

From a business perspective, we have a number of sales opportunities in process and additional opportunities coming from our sales pipeline; however, we continue to experience wide variances in the timing and size of our on-demand and license transactions and the timing of revenue recognition resulting from greater flexibility in contract terms. We believe one of our major remaining challenges is increasing prospective customers’ prioritization of purchasing our products and services over competing IT projects. To address this challenge, we have set goals that include expanding our sales efforts, promoting our on-demand services, and continuing to develop new products and enhancements to our TrueComp suite of products.

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

Revenue Recognition

We generate revenues by licensing software; providing related software support and providing our software application as a service through our on-demand subscription offering; and providing related professional services to our customers. We present revenue net of sales taxes and any similar assessments.

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

Delivery.  In perpetual licensing arrangements, we consider delivery to have occurred when media containing the licensed programs is provided to a common carrier, or in the case of electronic delivery, the customer is given access to the licensed programs. Our typical end-user license agreement does not include customer acceptance provisions. In on-demand arrangements, we consider delivery to have occurred as the service is provided to the customer.

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

Perpetual Licensing.  Our perpetual software license arrangements typically include: (i) an end-user license fee paid in exchange for the use of our products, generally based on a specified number of payees, and (ii) a maintenance arrangement that provides for technical support and product updates, generally over renewable twelve month periods. If we are selected to provide integration and configuration services, then the software arrangement will also include professional services, generally priced on a time-and-materials basis. Depending upon the elements in the arrangement and the terms of the related agreement, we recognize license revenues under either the residual or the contract accounting method.

Certain arrangements result in the payment of customer referral fees to third parties that resell our software products. In these arrangements, license revenues are recorded, net of such referral fees, at the time the software license has been delivered to a third-party reseller and an end-user customer has been identified.

Residual Method.  Perpetual license fees are recognized upon delivery whether licenses are sold separately from or together with integration and configuration services, provided that (i) the criteria described above have been met, (ii) payment of the license fees is not dependent upon performance of the integration and configuration services, and (iii) the services are not otherwise essential to the functionality of the software. We recognize these license revenues using the residual method pursuant to the requirements of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, revenues are recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each undelivered element.

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

On-Demand Revenue.  In hosted arrangements where we provide our software application as a service, we considered Emerging Issues Task Force Issue No. 00-3 (EITF 00-3), “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and concluded that these transactions are considered service arrangements and fall outside of the scope of SOP 97-2. Accordingly, we follow the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” Customers will typically prepay for our hosted services, amounts which we will defer and recognize ratably over the non-cancelable term of the customer contract. In addition to the hosting services, these arrangements may also include implementation and configuration services, which are billed on a time-and-materials basis and recognized as revenues as the services are performed. We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item and (iv) there is a general right of return.

For those arrangements where the elements qualify for separate units of accounting, the hosting revenues are recognized ratably over the contract term beginning on the service commencement date. Implementation and configuration services, when sold with the hosted offering, are recognized as the services are rendered for time-and-material contracts, and are recognized utilizing the proportional performance method of accounting for fixed-price contracts. For arrangements with multiple deliverables, we allocate the total contractual arrangement to the separate units of accounting based on their relative fair values, as determined by the fair value of the undelivered and delivered items when sold separately.

If consulting services for implementation and configuration associated with a hosted on-demand arrangement does not qualify as a separate unit of accounting, we will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, we will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then we will recognize a loss for incurred and projected direct costs in excess of the contract value. The deferred costs on our consolidated balance sheet for these consulting arrangements totaled $3.4 million and $2.0 million at December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007 and 2006, $2.1 million and $2.0 million, respectively, of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the consolidated balance sheet.

Included in the deferred costs for hosting arrangements is the deferral of commission payments to our direct sales force, which we amortize over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to our hosted on-demand product offerings was $1.3 million and $0.2 million at December 31, 2007 and December 31, 2006, respectively.

Maintenance Revenue.  Under perpetual software license arrangements, a customer typically pre-pays maintenance for the first twelve months, and the related revenues are deferred and recognized ratably over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

Professional Service Revenue.  Professional service revenues primarily consist of integration services related to the installation and configuration of our products as well as training. Our installation and configuration services do not involve customization to, or development of, the underlying software code. Substantially all of our professional services arrangements are on a time-and-materials basis. Reimbursements, including those related to travel and out-of-pocket expenses, are included in services and other revenues, and an equivalent amount of reimbursable expenses is included in cost of services and other revenues. For professional service arrangements with a fixed fee, we recognize revenue utilizing the proportional performance method of accounting. We estimate the proportional performance on fixed-fee contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. To the extent we enter into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.

Contract Accounting Method.  For arrangements where services are considered essential to the functionality of the software, such as where the payment of the license fees is dependent upon performance of the services, both the license and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). We generally use the percentage-of-completion method because we are able to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion. However, if we cannot make reasonably dependable estimates, we use the completed-contract method. If total cost estimates exceed revenues, we accrue for the estimated loss on the arrangement at the time such determination is made.

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

Allowance for Doubtful Accounts and Sales Return Reserve

We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our consolidated balance sheets, totaled approximately $154,000 and $463,000 at December 31, 2007 and December 31, 2006, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.

We generally warrant that our services will be performed in accordance with the criteria agreed upon in a statement of work, which we generally execute with each applicable customer prior to commencing work. Should these services not be performed in accordance with the agreed upon criteria, we typically provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists,” management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if, for any period, actual returns differ from management’s judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our consolidated balance sheets, was approximately $225,000 and $241,000 at December 31, 2007 and December 31, 2006, respectively.

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

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. With the exception of the net deferred tax assets of one of our foreign subsidiaries, we maintained a full valuation allowance against our net deferred tax assets at December 31, 2007. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. We also use estimates in determining income tax positions under Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment and is subject to audit by tax authorities in the ordinary course of business.

Investments

We consider all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of December 31, 2007 and 2006 consisted of money market funds and corporate notes and obligations. We determine the appropriate classification of investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. As of December 31, 2007 and 2006, all investment securities are designated as “available for sale.” We consider all investments that are available for sale that have a maturity date longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which we do not have a positive intent to hold to maturity. These available for sale securities are carried at fair value based on quoted market prices or other readily available market information, with the unrealized gains (losses) reported as a separate component of stockholders’ equity. We periodically review the realizable value of our investments in marketable securities. When assessing marketable securities for other than temporary declines in value, we consider such factors as the length of time and extent to which fair value has been less than the cost basis, the market outlook in general and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If an other than temporary impairment of the investments is deemed to exist, the carrying value of the investment would be written down to its estimated fair value.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after

November 15, 2007. However, in February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted the new accounting provision, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2, as of January 1, 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits us to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We adopted the new accounting provision as of January 1, 2008. We are currently evaluating the effect that the adoption of SFAS 159 will have on our consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141R (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R requires the use of “full fair value” to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that SFAS 141R will have on our consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that SFAS 160 will have on our consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2007 and 2006

Revenues, cost of revenues and gross profit

The table below sets forth the changes in revenue, cost of revenue and gross profit from 2007 to 2006 (in thousands, except percentage data):

	Year		Year			Percentage
	Ended	Percentage	Ended	Percentage		Change
	December 31,	of Total	December 31,	of Total	Year to Year	Year Over
	2007	Revenues	2006	Revenues	Increase	Year

Revenues:
License	$28,625	28%	$27,773	36%	$852	3%
Subscription and support	23,907	24%	18,006	24%	5,901	33%
Services and other	49,125	48%	30,329	40%	18,796	62%

Total revenues	$101,657	100%	$76,108	100%	$25,549	34%

	Year		Year			Percentage
	Ended	Percentage	Ended	Percentage		Change
	December 31,	of Related	December 31,	of Related	Year to Year	Year Over
	2007	Revenues	2006	Revenues	Increase	Year

Cost of revenues:
License	$884	3%	$546	2%	$338	62%
Subscription and support	11,043	46%	6,253	35%	4,790	77%
Services and other	43,555	89%	28,541	94%	15,014	53%

Total cost of revenues	$55,482		$35,340		$20,142

Gross profit:
License	$27,741	97%	$27,227	98%	$514	2%
Subscription and support	12,864	54%	11,753	65%	1,111	9%
Services and other	5,570	11%	1,788	6%	3,782	212%

Total gross profit	$46,175	45%	$40,768	54%	$5,407	13%

Revenues

License Revenues.  License revenues increased $0.9 million or 3% in 2007. The increase was primarily due to a higher average license revenue per transaction of $0.7 million in 2007 compared to $0.6 million in 2006. We had eight transactions in 2007 with a license value over $1.0 million compared to nine such transactions in 2006. We expect our license revenues to continue to fluctuate from quarter to quarter since we generally complete a relatively small number of transactions in a quarter and the revenue on those software license sales can vary widely.

Subscription and Support Revenues.  Subscription and support revenues increased by $5.9 million or 33% in 2007 compared to 2006. The increase is primarily the result of an increase of $3.8 million in on-demand subscription revenues in 2007. This reflected the increase in the number of on-demand transactions closed in 2007 as compared to 2006. Support revenues for maintenance services increased by $2.1 million in 2007 compared to 2006, which was a result of license sales to new customers and continued renewal of maintenance support by our existing customers. We plan to continue to invest in our on-demand offering.

Services and Other Revenues.  Services and other revenues increased by $18.8 million or 62% in 2007 compared to 2006. The increase was due to the increase in the number of engagements for configuration and implementation services associated with new on-demand subscriptions and new customer licenses. Service revenues may be negatively affected to the extent our customers select a third party to implement our software rather than us.

Cost of Revenues and Gross Margin

Cost of License Revenues.  Cost of license revenues increased by $0.3 million or 62% in 2007. The increase was primarily the result of a higher average license revenue per transaction as discussed above as well as royalty payments on our products. We expect license gross margins to remain at or above 95%.

Cost of Subscription and Support Revenues.  Cost of subscription and support revenues increased by $4.8 million or 77% in 2007. The increase was due to the investment we made to grow our on-demand business as well as the increase in related subscription and support revenues discussed above.

Cost of Services and Other Revenues.  Cost of services and other revenues increased by $15.0 million or 53% in 2007. The increase was due to the increase in related services and other revenues as discussed above and increases in personnel related costs.

Gross Margin.  Our overall gross margin decreased to 45% in 2007 from 54% in 2006. The decrease in our gross margin is primarily attributable to the investment we made to grow our on-demand business as discussed above and the shift in revenue mix to lower margin services and other revenues, which represented 48% of our total revenues in 2007 compared to 40% in 2006. We have not yet achieved the scale of our on-demand offering necessary to offer this service on a consistently profitable basis. If we fail to achieve this scale, our business and operating results will be materially and adversely affected. In the future, we expect our gross margins to fluctuate depending primarily on the mix of subscription and support and services and other revenues versus license revenues.

Operating Expenses

The table below sets forth the changes in operating expenses from 2007 to 2006 (in thousands, except percentage data):

	Year		Year			Percentage
	Ended	Percentage	Ended	Percentage		Change
	December 31,	of Total	December 31,	of Total	Year to Year	Year Over
	2007	Revenues	2006	Revenues	Increase	Year

Operating expenses:
Sales and marketing	$30,806	30%	$25,463	33%	$5,343	21%
Research and development	15,563	15%	14,558	19%	1,005	7%
General and administrative	13,991	14%	12,367	16%	1,624	13%
Restructuring	1,458	1%	—	—%	1,458	100%

Total operating expenses	$61,818	61%	$52,388	69%	$9,430	18%

Sales and Marketing.  Sales and marketing expenses increased $5.3 million, or 21%, for 2007 compared to 2006. The increase was primarily attributable to increases in personnel costs of $2.6 million, resulting from an increase in headcount and an increase in commission payments due to increased sales. The increase was also driven by increases in partner fees of $1.1 million, marketing and advertising expenses of $0.6 million, travel and related expenses of $0.4 million, professional fees of $0.3 million and overhead and other costs of $0.3 million. Excluding commissions and partner selling fees, which vary as a function of sales, we expect sales and marketing expenses to increase in 2008 as we invest in sales and marketing efforts to drive further revenue growth in our on-demand subscription service.

Research and Development.  Research and development expenses increased $1.0 million, or 7%, for 2007 compared to 2006. The increase was primarily due to increases in personnel costs of $0.9 million resulting from headcount increases and professional fees of $0.1 million. We expect our research and development expense to increase slightly in 2008.

General and Administrative.  General and administrative expenses increased $1.6 million, or 13%, for 2007 compared to 2006. The increase was primarily due to increases of $1.1 million in legal fees, which includes $0.7 million for a mediation settlement during the quarter ended September 30, 2007, and $0.5 million in accounting fees to external auditors. We expect general and administrative expenses to increase slightly in 2008.

Restructuring.  During the fourth quarter of 2007 we undertook a restructuring plan that reduced our workforce by approximately 8%. We expect to realize annualized savings in excess of $5 million. We recorded restructuring charges of $1.5 million in connection with severance and termination-related costs, most of which were severance-related cash expenditures. The cost savings program was substantially completed in the fourth quarter of 2007 and will be completed in the first quarter of 2008. As of December 31, 2007, accrued restructuring charges were $0.9 million.

Stock-Based Compensation

The following table sets forth a summary of our stock-based compensation expenses for 2007 and 2006 (in thousands, except percentage data).

	Year	Year		Percentage
	Ended	Ended	Year to Year	Change
	December 31,	December 31,	Increase	Year Over
	2007	2006	(Decrease)	Year

Stock-based compensation:
Subscription and support	$250	$193	$57	30%
Services and other	838	832	6	1%
Sales and marketing	1,162	1,045	117	11%
Research and development	995	917	78	9%
General and administrative	1,709	1,766	(57)	(3)%

Total stock-based compensation	$4,954	$4,753	$201	4%

Total stock-based compensation expenses increased $0.2 million or 4% for 2007 compared to 2006. See Note 6 — Stock-based Compensation for additional discussion.

Other Items

The table below sets forth the changes in other items from 2007 to 2006 (in thousands, except percentage data):

	Year	Year		Percentage
	Ended	Ended	Year to Year	Change
	December 31,	December 31,	Increase	Year Over
	2007	2006	(Decrease)	Year

Interest and other income, net:	$2,860	$2,709	$151	6%

Benefit for income taxes	$(330)	$(62)	$(268)	432%

Cumulative effect of a change in accounting principle	$—	$128	$(128)	(100)%

Interest and Other Income, Net

Interest and other income, net increased $0.2 million or 6% for 2007 compared to 2006. The increase was primarily attributable to the increase in interest income generated on our investments as a result of higher interest rates in 2007 compared to 2006.

Benefit for income taxes

Benefit for income taxes was $0.3 million for 2007 and $62,000 for 2006. The benefit arose as a result of the release of the valuation allowance on the net deferred tax assets of one of the Company’s foreign subsidiaries, based on the analysis of profitability for that subsidiary. With the exception of the net deferred tax assets of one of our foreign subsidiaries, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized. See Note 8 — Income Taxes for further discussion.

Cumulative Effect of a Change in Accounting Principle

Cumulative effect of a change in accounting principle was $0 for 2007 and $128,000 for 2006, which resulted from the change in accounting principle from APB No. 25 to SFAS 123R. The cumulative effect of a change in accounting principle resulted from the requirement of SFAS 123R to reduce the amount of stock-based compensation expense by an estimated forfeiture rate or, in other words, the estimated number of shares that are not expected to vest as a result of an employee terminating prior to becoming fully vested in an award. Prior to the adoption of SFAS 123R, we did not reduce stock-based compensation expense based on an estimated forfeiture rate but rather recorded an adjustment to stock-based compensation as actual forfeitures occurred. The cumulative effect of a change in accounting principle is generally one time in nature and not expected to occur as part of our normal business on a regular basis. See Note 6 — Stock-based Compensation for further discussion.

Comparison of the Years Ended December 31, 2006 and 2005

Revenues, cost of revenues and gross profit

The table below sets forth the changes in revenue, cost of revenue and gross profit from 2006 to 2005 (in thousands, except percentage data):

	Year		Year			Percentage
	Ended	Percentage	Ended	Percentage		Change
	December 31,	of Total	December 31,	of Total	Year to Year	Year Over
	2006	Revenues	2005	Revenues	Increase	Year

Revenues:
License	$27,773	36%	$17,843	29%	$9,930	56%
Subscription and support	18,006	24%	14,919	24%	3,087	21%
Services and other	30,329	40%	28,691	47%	1,638	6%

Total revenues	$76,108	100%	$61,453	100%	$14,655	24%

	Year		Year			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	December 31,	of Related	December 31,	of Related	Increase	Year Over
	2006	Revenues	2005	Revenues	(Decrease)	Year

Cost of revenues:
License	$546	2%	$377	2%	$169	45%
Subscription and support	6,253	35%	4,576	31%	1,677	37%
Services and other	28,541	94%	25,708	90%	2,833	11%

Total cost of revenues	$35,340		$30,661		$4,679

Gross profit:
License	$27,227	98%	$17,466	98%	$9,761	56%
Subscription and support	11,753	65%	10,343	69%	1,410	14%
Services and other	1,788	6%	2,983	10%	(1,195)	(40)%

Total gross profit	$40,768	54%	$30,792	50%	$9,976	32%

Revenues

License Revenues.  License revenues increased $9.9 million or 56% in 2006 compared to 2005. The increase was primarily due to an increase in the number of license sales to new and existing customers. The average license revenue per transaction in 2006 was $0.6 million compared to $0.7 million in 2005. We had nine transactions in 2006 with a license value over $1.0 million compared to six such transactions in 2005. We expect our license revenues to continue to fluctuate from quarter to quarter since we generally complete a relatively small number of transactions in a quarter and the revenue on those software license sales can vary widely.

Subscription and Support Revenues.  Subscription and support revenues increased $3.0 million or 21% in 2006 compared to 2005. The increase is primarily the result of an increase in maintenance support revenues of $2.9 million in 2006. The improvement in support revenues was driven by the growth in license revenues.

Services and Other Revenues.  Services and other revenues increased $1.6 million or 6% in 2006 compared to 2005. The improvement in services and other revenues was driven by the growth in license revenues.

Cost of Revenues and Gross Margin

Cost of License Revenues.  Cost of license revenues increased by $0.2 million or 45% in 2006 compared to 2005. The increase was primarily the result of royalties paid on license revenues related to our Callidus TrueAnalytics product, which was released in December 2005, and on the increased number of license transactions as discussed above.

Cost of Subscription and Support Revenues.  Cost of subscription and support revenues increased by $1.7 million or 37% in 2006 compared to 2005. The increase, both in absolute dollars and as a percentage of related revenues, was due to the introduction of our on-demand offering and a $0.2 million increase in stock-based compensation resulting from the adoption of SFAS 123R.

Cost of Services and Other Revenues.  Cost of services and other revenues increased by $2.8 million or 11% in 2006 compared to 2005. The increase, both in absolute dollars and as a percentage of related revenues, is primarily due to international expansion of our services organization and a $0.7 million increase in stock-based compensation resulting from the adoption of SFAS 123R.

Gross Margin.  Our overall gross margin increased to 54% in 2006 from 50% in 2005. The increase in our gross margin is attributable primarily to the shift in revenue mix to higher margin license revenues, which represented 36% of our total revenues in 2006 compared to 29% in 2005.

Operating Expenses

The table below sets forth the changes in operating expenses from 2006 to 2005 (in thousands, except percentage data):

	Year		Year			Percentage
	Ended	Percentage	Ended	Percentage		Change
	December 31,	of Total	December 31,	of Total	Year to Year	Year Over
	2006	Revenues	2005	Revenues	Increase	Year

Operating expenses:
Sales and marketing	$25,463	33%	$18,552	30%	$6,911	37%
Research and development	14,558	19%	12,606	21%	1,952	15%
General and administrative	12,367	16%	9,744	16%	2,623	27%

Total operating expenses	$52,388	69%	$40,902	67%	$11,486	28%

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

Stock-Based Compensation

The table below sets forth the changes in stock-based compensation from 2006 to 2005 (in thousands, except percentage data):

	Year	Year		Percentage
	Ended	Ended		Change
	December 31,	December 31,	Year to Year	Year Over
	2006	2005	Increase	Year

Stock-based compensation:
Subscription and support	$193	$9	$184	2,044%
Services and other	832	100	732	732%
Sales and marketing	1,045	(226)	1,271	(562)%
Research and development	917	226	691	306%
General and administrative	1,766	435	1,331	306%

Total stock-based compensation	$4,753	$544	$4,209	774%

For the year ended December 31, 2006, we accounted for stock-based compensation under SFAS 123R, while for the year ended December 31, 2005, we accounted for stock-based compensation under APB No. 25. Under APB No. 25, we were generally required to record compensation expense only if there were positive differences between the market value of our common stock and the exercise price of the options granted to employees on the date of the grant. Under SFAS 123R, however, we record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. The amounts are not comparable because they were recorded under different accounting standards (see Note 6 — Stock-based Compensation.

Other Items

The table below sets forth the changes in other items from 2006 to 2005 (in thousands, except percentage data):

	Year	Year		Percentage
	Ended	Ended	Year to Year	Change
	December 31,	December 31,	Increase	Year Over
	2006	2005	(Decrease)	Year

Interest and other income, net:	$2,709	$1,491	$1,218	82%

Benefit for income taxes	$(62)	$(14)	$(48)	343%

Cumulative effect of a change in accounting principle	$128	$—	$128	100%

Interest and Other Income, Net

Interest and other income, net increased $1.2 million or 82% for 2006 compared to 2005. The increase was primarily attributable to the increase in interest income generated from investments as a result of higher interest rates in 2006 compared to 2005.

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

Liquidity and Capital Resources

From our inception in September 1996 through our initial public offering in November 2003, we funded our operations primarily through the issuance of convertible preferred stock that provided us with aggregate net proceeds of $84.2 million. In November 2003, we realized net proceeds of $72.1 million from the issuance and sale of common stock in our initial public offering. As of December 31, 2007, we had $50.6 million of cash and cash equivalents and short-term investments.

Net Cash Used in / Provided by Operating Activities.  Net cash used in operating activities was $3.1 million in 2007 compared with $12.3 million in 2006 and net cash provided by operating activities of $3.1 million in 2005. The significant cash receipts and outlays for the three periods are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Cash collections	$105,551	$67,480	$69,032
Payroll related costs	(64,156)	(53,498)	(44,390)
Professional services	(23,533)	(10,671)	(8,769)
Employee expense reports	(9,014)	(8,125)	(6,202)
Facilities related costs	(5,507)	(3,955)	(3,898)
Third-party royalty payments	(881)	(543)	(562)
Restructuring payments	(483)	—	—
Other	(5,104)	(2,982)	(2,099)

Net cash (used in) provided by operating activities	$(3,127)	$(12,294)	$3,112

Net cash used by operating activities in 2007 decreased by $9.2 million compared to 2006. The decrease was primarily due to a $38.1 million increase in cash collections resulting from the increase in revenue and the timing of accounts receivable collections, partially offset by a $10.7 million increase in payroll related costs due to an increase in headcount, a $12.8 million increase in professional services related in part to the increased use of outside contractors in our services organization, a $0.5 million increase in restructuring payments and a $4.9 million increase in employee expense reports and other costs.

Net cash used by operating activities in 2006 increased by $15.4 million compared to 2005. The increase was primarily due to a $9.1 million increase in payroll related costs due to an increase in headcount, a $1.6 million decrease in cash collection resulting from the timing of accounts receivable collections, a $1.4 million increase in professional services expenses related in part to compliance with Section 404 of the Sarbanes-Oxley Act and a $0.9 million increase in employee expense reports due to increase in sales headcount.

Certain amounts from prior periods as reported in the consolidated statements of cash flows have been reclassified to conform to the current period presentation. Specifically, amortization of intangible assets is presented as a separate line under net cash (used in) provided by operating activities. Also, $0.4 million of change in restricted cash has been reclassified from net cash (used in) provided by operating activities to net cash (used in) provided by investing activities for the year ended December 31, 2005.

Net Cash Used in / Provided by Investing Activities.  Net cash provided by investing activities was $8.2 million in 2007 compared with net cash used of $2.6 million in 2006 and net cash provided of $10.5 million in 2005. Net cash provided by investing activities during the year ended December 31, 2007 was primarily due to proceeds from the maturities and sale of investments of $59.4 million and change in restricted cash of $0.1 million, partially offset by purchases of investments of $46.7 million, purchases of property and equipment of $2.7 million and purchases of intangible assets of $1.9 million. Net cash used in investing activities during the year ended December 31, 2006 was primarily due to purchases of investments of $62.0 million and purchases of property and equipment of $2.0 million, partially offset by proceeds from maturities and sale of investments of $61.3 million and change in restricted cash of $0.1 million. Net cash provided by investing activities during the year ended December 31, 2005 was primarily due to proceeds from maturities and sale of investments of $44.1 million, partially offset by purchases of investments of $32.2 million, purchases of property and equipment of $1.1 million and change in restricted cash of $0.4 million.

Net Cash Provided by Financing Activities.  Cash provided by financing activities was $4.7 million in 2007 compared with $3.1 million in 2006 and $2.6 million in 2005. In 2007, net cash received from the exercise of stock options and shares purchased under our employee stock purchase plan was $4.7 million. In 2006, net cash received from the exercise of stock options and shares purchased under our employee stock purchase plan was $3.1 million. In 2005, net cash received from the exercise of stock options and shares purchased under our employee stock purchase plan was $3.1 million which was partially offset by a $0.5 million payment of outstanding debt.

Auction Rate Securities

As of December 31, 2007, we had auction rate securities with a par value of $11.8 million. In January 2008, we liquidated $7.1 million in par value of these auction rate securities. The remaining auction rate securities with a par value of $4.7 million had successfully repriced in January and early February 2008. However, beginning in late February 2008, these remaining auction rate securities failed to reprice, resulting in us continuing to hold these securities. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates.

All of these securities are rated AAA. In addition, all of them are education municipal securities substantially collateralized by the U.S. Department of Education Federal Family Education Loan program guarantee. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Because of the short interest rate reset period, we have historically recorded them as current available-for-sale securities.

As a result of the failed auctions, the reset interest rates were increased to above market and the next auctions are scheduled beginning in March 2008. We will not be able to liquidate any of our remaining auction rate securities until a future auction is successful, a buyer is found outside of the auction process or the notes are redeemed. As of March 14, 2008, we had auction rate securities with a par value of $4.7 million. These investments are on deposit with major financial institutions. We will continue to evaluate the fair value of our investments in auction rate securities for a potential other-than-temporary impairment if a decline in fair value occurs, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Staff Accounting Bulletin Topic 5, “Miscellaneous Accounting” and Financial Accounting Standards Board Staff Position SFAS 115-1 and 124- 1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations (in thousands) at December 31, 2007. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the following table. In addition, we have unconditional purchase commitments for goods and services where payments are based, in part, on volume or type of services we require. In those cases, we only included the minimum volume or purchase commitment in the table below.

	Payments Due by Period
							2013
Contractual Obligations	Total	2008	2009	2010	2011	2012	and Beyond

Operating lease commitments	$7,663	$2,662	$2,499	$1,825	$677	$—	$—

Unconditional purchase commitments	$3,845	$1,937	$1,184	$524	$100	$100	$—

With the exception of the above contractual cash obligations, we have no material off-balance sheet arrangements that have not been recorded in our consolidated financial statements.

For our New York, New York and San Jose, California offices, we have two certificates of deposit totaling approximately $434,000 and $570,000, as of December 31, 2007 and December 31, 2006, respectively, pledged as collateral to secure letters of credit required by our landlords for security deposits.

We believe our existing cash and investment balances will be sufficient to meet our anticipated short-term and long-term cash requirements as well as the contractual obligations listed above. Our future capital requirements will depend on many factors, including revenues we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, market acceptance of our on-demand service offering, our ability to offer on-demand service on a consistently profitable basis and the continuing market acceptance of our other products.

Related Party Transactions

For information regarding related party transactions, see Note 13 of Notes to Consolidated Financial Statements and Part II, Item 13, Certain Relationships and Related Transactions, and Director Independence included in this Annual Report on Form 10-K and incorporated by reference here.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk.  Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is also a result of fluctuations in interest rates and foreign exchange rates. We do not hold or issue financial instruments for trading purposes, and we invest in investment grade securities. We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our investment portfolios, which is approved by our Board of Directors. The guidelines also establish credit quality standards, limits on exposure to any one security issue, limits on exposure to any one issuer and limits on exposure to the type of instrument. At this time, we believe that, due to the nature of our investments, the financial condition of the issuers, and our ability and intent to hold the investments through short-term loss fluctuations, factors would not indicate that any unrealized gains and losses should be viewed as “other-than-temporary.”

Interest Rate Risk.  We invest our cash in a variety of financial instruments, consisting primarily of investments in money market accounts, high quality corporate debt obligations and United States government obligations. Our investments are made in accordance with an investment policy approved by our Board of Directors. All of our investments are classified as available for sale and carried at fair value, which is determined based on quoted market prices or other readily available market information, with net unrealized gains and losses included in accumulated other comprehensive income in the accompanying consolidated balance sheets.

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At December 31, 2007, the average maturity of our investments was approximately three months, and all investment securities had maturities of less than 24 months. The following table presents certain information about our financial instruments at December 31, 2007 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity		Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value

Available-for-sale securities	$32,390	$1,432	$33,822	$33,862
Weighted average interest rate	5.44%	3.70%

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of December 31, 2007, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to market risk related to debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest expense market risk.

Foreign Currency Exchange Risk.  Our revenues and our expenses, except those related to our United Kingdom, Germany, Canada and Australia operations, are generally denominated in United States dollars. For the year ended December 31, 2007, approximately 19% of our total revenues was denominated in foreign currency. Our exchange risks and foreign exchange losses have been minimal to date. We expect to continue to transact a majority of our business in United States dollars.

Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency transactions. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

As of December 31, 2007, we had no foreign currency forward exchange contracts.

Unrealized gains and losses related to our forward exchange contracts were not material for the year ended December 31, 2007. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the immediate future. However, we cannot provide any assurance that our foreign exchange rate contract investment strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally, we hedge only a portion of our foreign currency exchange exposure. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Callidus Software Inc.:

We have audited Callidus Software Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Callidus Software Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Callidus Software Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of Callidus Software Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Mountain View, California
March 14, 2008

Item 9B.	Other Information

None.

PART III

Certain information required by Part III of Form 10-K is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our annual meeting of stockholders, currently scheduled for June 3, 2008, and the information included in the proxy statement shall be incorporated herein by reference when it is filed with the Securities and Exchange Commission.

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

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed with the Commission on March 27, 2006)
4.1	Certificate of Designations (incorporated by reference from Exhibit A to Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
4.3	Amended and Restated Registration and Information Rights Agreement dated as of December 24, 2002 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003
4.4	Stockholders Rights Agreement dated September 2, 2004 (incorporated by reference herein from Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
4.5	Amendment to Stockholders Rights Agreement dated September 28, 2004 (incorporated by reference herein from Exhibit 10.27.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)
10.1	Lease Agreement between W9/PHC II San Jose, L.L.C. and Callidus Software Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003
10.2	1997 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.3	Form of Stock Option Agreement (incorporated by reference herein from Exhibit 10.7.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)
10.4	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 27, 2006)
10.5	Form of Change of Control Agreement with Messrs. Fior and Warfield (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003
10.6	Employment Agreement with Ronald J. Fior dated August 30, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003
10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.8	Employment Agreement with Richard D. Furino dated October 31, 2003 (incorporated by reference herein from Exhibit 10.21 to the Company’s Form 10-Q filed with the Commission on May 14, 2004)
10.9	Form of Performance-Based Stock Option Agreement for stock options granted to Mr. Fior on September 1, 2004 (incorporated by reference herein from Exhibit 10.28 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
10.10	Stock Option Agreement between Mr. Richard Furino and the Company (Grant Date September 1, 2004) (incorporated by reference herein from Exhibit 10.29 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
10.11	Form of Executive Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Commission on March 28, 2006)

Exhibit
Number	Description

10.12	Employment Agreement of Robert H. Youngjohns (incorporated by reference to Exhibit 10.31 to the Company’s Form 8-K filed with the Commission on April 28, 2005)
10.13	Non-Qualified Stock Option Agreement with Robert H. Youngjohns (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-Q filed with the Commission on August 11, 2005)
10.14	Restricted Stock Agreement with Robert H. Youngjohns (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q filed with the Commission on August 11, 2005)
10.15	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed with the Commission on May 15, 2006)
10.16	Form of Director Change of Control Agreement - Full Single-Trigger (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed with the Commission on August 14, 2006)
10.17	Form of Executive Change of Control Agreement - Full Double-Trigger (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q filed with the Commission on August 14, 2006)
10.18	Stipulation of Settlement (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed with the Commission on August 14, 2006)
10.19	Separation Agreement and Release of Claims between Robert Warfield and the Company (incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed with the Commission on March 21, 2007)
10.20	Restricted Stock Agreement with Michael L. Graves (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q filed with the Commission on August 1, 2007)
10.21	Resignation Letter Between Callidus Software Inc. and Robert H. Youngjohns (incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K filed with the Commission on November 20, 2007)
10.22	Amendment dated November 30, 2007 to Offer Letter Between Callidus Software Inc. and Leslie J. Stretch (incorporated by reference to Exhibit 10.26 to the Company’s Form 8-K filed with the Commission on November 20, 2007)
10.23	Separation Agreement and Release of Claims between Richard D. Furino and the Company (incorporated by reference to Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on December 7, 2007)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	302 Certifications
32.1	906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 14, 2008.

CALLIDUS SOFTWARE INC.

By:	/s/ RONALD J. FIOR
Ronald J. Fior,
Chief Financial Officer,
Senior Vice President, Finance and Operations

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ LESLIE J. STRETCH Leslie J. Stretch	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2008

/s/ RONALD J. FIOR Ronald J. Fior	Chief Financial Officer and Senior Vice President, Finance and Operations (Principal Accounting Officer)	March 14, 2008

/s/ CHARLES M. BOESENBERG Charles M. Boesenberg	Chairman	March 14, 2008

/s/ WILLIAM B. BINCH William B. Binch	Director	March 14, 2008

/s/ MICHAEL A. BRAUN Michael A. Braun	Director	March 14, 2008

/s/ GEORGE B. JAMES George B. James	Director	March 14, 2008

/s/ DAVID B. PRATT David B. Pratt	Director	March 14, 2008

/s/ MICHELE VION Michele Vion	Director	March 14, 2008

/s/ ROBERT H. YOUNGJOHNS Robert H. Youngjohns	Director	March 14, 2008

CALLIDUS SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Callidus Software Inc.:

We have audited the accompanying consolidated balance sheets of Callidus Software Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callidus Software Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 and Note 6 to the consolidated financial statements, the Company changed its method of accounting for tax uncertainties in fiscal 2007 and changed its method of accounting for share-based compensation in fiscal 2006.

We also have audited, in accordance with the standards of the PCAOB, the effectiveness of Callidus Software Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2008 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/  KPMG LLP
Mountain View, California

March 14, 2008

CALLIDUS SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands, except
	per share amount)

ASSETS
Current assets:
Cash and cash equivalents	$21,813	$12,082
Short-term investments	28,824	40,857
Accounts receivable, net of allowances of $379 in 2007 and	23,575	23,064
$704 in 2006
Deferred income taxes	423	—
Prepaid and other current assets	4,038	3,939

Total current assets	78,673	79,942
Property and equipment, net	4,438	4,086
Intangible assets, net	2,333	500
Deferred income taxes, noncurrent	90	—
Deposits and other assets	1,913	666

Total assets	$87,447	$85,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,901	$899
Accrued payroll and related expenses	7,326	6,647
Accrued expenses	4,137	3,721
Deferred revenue	15,231	13,726

Total current liabilities	29,595	24,993
Long-term deferred revenue	2,326	1,578
Other liabilities	1,089	1,243

Total liabilities	33,010	27,814

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized;
no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized;
29,704 and 28,354 shares issued and outstanding at
December 31, 2007 and December 31, 2006, respectively	30	28
Additional paid-in capital	203,110	193,499
Accumulated other comprehensive income	456	408
Accumulated deficit	(149,159)	(136,555)

Total stockholders’ equity	54,437	57,380

Total liabilities and stockholders’ equity	$87,447	$85,194

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenues:
License	$28,625	$27,773	$17,843
Subscription and support	23,907	18,006	14,919
Services and other	49,125	30,329	28,691

Total revenues	101,657	76,108	61,453
Cost of revenues:
License	884	546	377
Subscription and support(1)	11,043	6,253	4,576
Services and other(1)	43,555	28,541	25,708

Total cost of revenues	55,482	35,340	30,661

Gross profit	46,175	40,768	30,792

Operating expenses:
Sales and marketing(1)	30,806	25,463	18,552
Research and development(1)	15,563	14,558	12,606
General and administrative(1)	13,991	12,367	9,744
Restructuring	1,458	—	—

Total operating expenses	61,818	52,388	40,902

Operating loss	(15,643)	(11,620)	(10,110)
Interest and other income, net	2,860	2,709	1,491

Loss before provision for income taxes	(12,783)	(8,911)	(8,619)
Benefit from income taxes	(330)	(62)	(14)

Loss before cumulative effect of a change in
accounting principle	(12,453)	(8,849)	(8,605)

Cumulative effect of a change in accounting principle	—	128	—

Net loss	$(12,453)	$(8,721)	$(8,605)

Net loss per share — basic and diluted
Loss before cumulative effect of a change in
accounting principle	$(0.43)	$(0.32)	$(0.33)
Cumulative effect of a change in accounting principle	—	0.01	—

Net loss per share	$(0.43)	$(0.31)	$(0.33)

Shares used in basic per share computation	29,068	27,690	26,268

Shares used in diluted per share computation	29,068	27,690	26,268

(1)	Effective January 1, 2006, the Company adopted FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R) under the modified prospective method. Accordingly, for the years ended December 31, 2006 and 2007, stock-based compensation was accounted for under SFAS 123R, while for the years prior to January 1, 2006, stock-based compensation was accounted for under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” See Note 6 — Stock-based Compensation. The amounts above include stock-based compensation as follows:

	Year Ended December 31,
	2007	2006	2005

Subscription and support	$250	$193	$9
Services and other	838	832	100
Sales and marketing	1,162	1,045	(226)
Research and development	995	917	226
General and administrative	1,709	1,766	435

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Years Ended December 31, 2007, 2006 and 2005

					Accumulated
			Additional	Deferred	Other		Total
	Common Stock		Paid-in	Stock-based	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity	Loss
	(In thousands, except per share data)

Balance as of December 31, 2004	25,255	26	184,443	(2,316)	108	(119,229)	63,032
Exercise of stock options under stock
incentive plans	887	1	1,115	—	—	—	1,116
Issuance of common stock under stock
purchase plans	672	—	1,991	—	—	—	1,991
Issuance of restricted common stock	28	—	98	(98)	—	—	—
Issuance of common stock under non-plan option	12	—	10		—	—	10
Cancellation of unvested stock options	—	—	(1,806)	585	—	—	(1,221)
Amortization of deferred stock-based
compensation	—	—	—	1,384	—	—	1,384
Stock-based compensation for modified options	—	—	159	—	—	—	159
Issuance of stock options and warrants to
non-employees	—	—	222	—	—	—	222
Unrealized gain on investments	—	—	—	—	219	—	219	$219
Cumulative translation adjustment	—	—	—	—	(156)	—	(156)	(156)
Net loss	—	—	—	—	—	(8,605)	(8,605)	(8,605)

Balance as of December 31, 2005	26,854	27	186,232	(445)	171	(127,834)	58,151	(8,542)

Exercise of stock options under stock
incentive plans	741	1	1,097	—	—	—	1,098
Issuance of common stock under stock
purchase plans	725	—	1,990	—	—	—	1,990
Issuance of common stock under
exercise of warrants	34	—	—	—	—	—	—
Stock-based compensation	—	—	4,308	445	—	—	4,753
Unrealized gain on investments	—	—	—	—	54	—	54	$54
Cumulative translation adjustment	—	—	—	—	183	—	183	183
Cumulative effect of change in
accounting principle	—	—	(128)	—	—	—	(128)
Net loss	—	—	—	—	—	(8,721)	(8,721)	(8,721)

Balance as of December 31, 2006	28,354	$28	$193,499	$—	$408	$(136,555)	$57,380	$(8,484)

Exercise of stock options under stock
incentive plans	797	1	2,404	—	—	—	2,405
Issuance of common stock under stock
purchase plans	506	1	2,253	—	—	—	2,254
Issuance of common stock under
restricted stock plans	47	—	—	—	—	—	—
Stock-based compensation	—	—	4,954	—	—	—	4,954
Unrealized gain on investments	—	—	—	—	80	—	80	$80
Cumulative translation adjustment	—	—	—	—	(32)	—	(32)	(32)
Adoption of FIN 48	—	—	—	—	—	(151)	(151)
Net loss	—	—	—	—	—	(12,453)	(12,453)	(12,453)

Balance as of December 31, 2007	29,704	$30	$203,110	$—	$456	$(149,159)	$54,437	$(12,405)

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(12,453)	$(8,721)	$(8,605)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	1,915	1,873	1,632
Amortization of intangible assets	485	200	200
Provision for doubtful accounts and sales returns	114	(81)	266
Stock-based compensation	4,954	4,753	544
Non-cash expenses associated with non-employee options and warrants	—	—	3
Loss on disposal of property	2	16	9
Deferred income taxes	(513)	—	—
Net (accretion) amortization on investments	(596)	(97)	414
Cumulative effect of a change in accounting principle	—	(128)	—
Changes in operating assets and liabilities:
Accounts receivable	(573)	(11,743)	712
Prepaid and other current assets	254	(2,345)	277
Other assets	82	12	10
Accounts payable	666	122	(1,142)
Accrued payroll and related expenses	681	219	2,577
Accrued expenses	(371)	1,335	259
Deferred revenue	2,226	2,291	5,956

Net cash (used in) provided by operating activities	(3,127)	(12,294)	3,112

Cash flows from investing activities:
Purchases of investments	(46,730)	(61,983)	(32,169)
Proceeds from maturities and sale of investments	59,438	61,275	44,140
Purchases of property and equipment	(2,664)	(1,970)	(1,082)
Purchases of intangible assets	(1,942)	—	—
Change in restricted cash	136	122	(395)

Net cash provided by (used in) investing activities	8,238	(2,556)	10,494

Cash flows from financing activities:
Repayments of long-term debt	—	—	(519)
Net proceeds from issuance of common stock and warrants	4,658	3,087	3,116

Net cash provided by financing activities	4,658	3,087	2,597

Effect of exchange rates on cash and cash equivalents	(38)	140	(149)

Net increase (decrease) in cash and cash equivalents	9,731	(11,623)	16,054
Cash and cash equivalents at beginning of year	12,082	23,705	7,651

Cash and cash equivalents at end of year	$21,813	$12,082	$23,705

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$12	$—	$59

Cash paid for interest	$—	$—	$16

Non-cash investing and financing activities:
Purchases of property and equipment not paid as of year-end	$454	$945	$—

Purchases of intangible assets not paid as of year-end	$500	$—	$—

See accompanying notes to consolidated financial statements.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and Significant Accounting Policies

Description of Business

The Company is a provider of Sales Performance Management (SPM) software and services to global companies. Enterprises use SPM systems to optimize their investment in sales planning and performance, specifically in the areas of incentive compensation, quota and goal management, and territory alignment. SPM solutions also provide the capability to continually monitor and analyze these business processes in order to understand what is working well and which programs might need to be revised. Sales performance and incentive compensation management programs are key vehicles in aligning employee and channel partner goals with corporate objectives. The Company’s suite of products enables companies to access applicable transaction data, allocate compensation credit to appropriate employees and business partners, determine relevant compensation measurements, payment amounts and timing, and accurately report on compensation results. By facilitating effective management of complex incentive and sales performance programs, the Company’s products allow its customers to align sales and incentive strategies with corporate objectives to increase sales revenue, make better use of their sales and incentive budgets, and drive productivity improvements. The Company’s software suite is based on its proprietary technology and extensive expertise in sales performance programs, and provides the flexibility and scalability required to meet the dynamic SPM requirements of small, medium, and large businesses across multiple industries. The Company’s products drive sales strategies toward desired business outcomes.

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

Reclassifications

Certain amounts from prior periods as reported in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows have been reclassified to conform to the current period presentation. Specifically, intangible assets are presented as a separate line on the consolidated balance sheets, and amortization of intangible assets is presented as a separate line in the consolidated statements of cash flows. See Note 4 — Intangible Assets, Net for further discussion. See Note 6 — Stock-based Compensation for further discussion of reclassifications on the consolidated statements of operations related to the Company’s adoption of

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107).

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Accordingly, the foreign currencies are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average rates during each reporting period for the results of operations. Adjustments resulting from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in interest and other income, net in the accompanying consolidated statements of operations and were insignificant for all years presented.

Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of December 31, 2007 and 2006 consisted of money market funds and corporate notes and obligations.

The Company determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2007 and 2006, all investment securities are designated as “available for sale.” The Company considers all investments that are available for sale that have a maturity date longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. These available for sale securities are carried at fair value based on quoted market prices or other readily available market information, with the unrealized gains (losses) reported as a separate component of stockholders’ equity. The Company periodically reviews the realizable value of its investments in marketable securities. When assessing marketable securities for other than temporary declines in value, the Company considers such factors as the length of time and extent to which fair value has been less than the cost basis, the market outlook in general and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If an other than temporary impairment of the investments is deemed to exist, the carrying value of the investment would be written down to its estimated fair value.

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

The Company’s customer base consists of businesses throughout North America, Europe and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of December 31, 2007, the Company had one customer comprising 16% of net accounts receivable. As of December 31, 2006, the Company had two customers comprising 14% and 10% of net accounts receivable.

Valuation Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company offsets gross trade accounts receivable with its allowance for doubtful accounts and sales return reserve. The allowance for

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. The sales return reserve is the Company’s best estimate of the probable amount of remediation services it will have to provide for ongoing professional service arrangements. To determine the adequacy of the sales return reserve, the Company analyzes historical experience of actual remediation service claims as well as current information on remediation service requests. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses, while provisions for sales returns are offset against services and other revenues.

Below is a summary of the changes in the Company’s valuation accounts for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Balance at	Provision,		Balance at
	Beginning	Net of		End of
	of Period	Recoveries	Write-Offs	Period

Allowance for doubtful accounts
Year ended December 31, 2005	$320	$493	$(333)	$480
Year ended December 31, 2006	480	(12)	(5)	463
Year ended December 31, 2007	463	130	(439)	154

	Balance at		Remediation	Balance at
	Beginning		Service	End of
	of Period	Provision	Claims	Period

Sales return reserve
Year ended December 31, 2005	$537	$634	(861)	$310
Year ended December 31, 2006	310	778	(847)	241
Year ended December 31, 2007	241	1,200	(1,216)	225

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the assets’ estimated useful lives or the related lease terms. Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts and the gain or loss is reflected in the consolidated statements of operations.

Restricted Cash

Included in deposits and other assets in the consolidated balance sheets at December 31, 2007 and December 31, 2006 is restricted cash of $434,000 and $570,000, respectively, related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in deposits and other assets based on the contractual term for the release of the restriction.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” The Company’s

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets are amortized over their estimated useful lives of 2 to 5 years. Generally, amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed.

Impairment of Long-Lived Assets

The Company assesses impairment of its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires long-lived assets, such as property and equipment and purchased intangibles subject to amortization to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Upon classification of long lived as “held for sale,” such assets are measured at the lower of their carrying amount or fair value less cost to sell and the Company ceases further depreciation or amortization.

Research and Development Costs

Software development costs associated with new products and enhancements to existing products are expensed as incurred until technological feasibility, in the form of a working model, is established, at which time any additional development costs would be capitalized in accordance with SFAS No. 86, “Computer Software to Be Sold, Leased, or Otherwise Marketed.”

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

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net deferred tax assets are recorded to the extent the Company believes that these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company is able to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment would be made to the valuation allowance which would reduce the provision for income taxes.

In July 2006, the FASB issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company adopted the provisions of FIN 48 on January 1, 2007.

Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

Cumulative Effect of a Change in Accounting Principle

Cumulative effect of a change in accounting principle was $128,000 for 2006, and resulted from the change in accounting principle from APB No. 25 to SFAS 123R on January 1, 2006. See Note 6 — Stock-based Compensation for further discussion.

Revenue Recognition

The Company generates revenues by licensing software; providing related software support and providing its software application as a service through its on-demand subscription offering; and providing related professional services to its customers. The Company presents revenue net of sales taxes and any similar assessments.

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

Delivery.  In perpetual licensing arrangements, the Company considers delivery to have occurred when media containing the licensed programs is provided to a common carrier, or in the case of electronic delivery, the customer is given access to the licensed programs. The Company’s typical end-user license agreement does not include customer acceptance provisions. In on-demand arrangements, the Company considers delivery to have occurred as the service is provided to the customer.

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

Perpetual Licensing.  The Company’s perpetual software license arrangements typically include: (i) an end-user license fee paid in exchange for the use of its products, generally based on a specified number of payees, and (ii) a maintenance arrangement that provides for technical support and product updates, generally over renewable twelve month periods. If the Company is selected to provide integration and configuration services, then the software arrangement will also include professional services, generally priced on a time-and-materials basis. Depending upon the elements in the arrangement and the terms of the related agreement, the Company recognizes license revenues under either the residual or the contract accounting method.

Certain arrangements result in the payment of customer referral fees to third parties that resell the Company’s software products. In these arrangements, license revenues are recorded, net of such referral fees, at the time the software license has been delivered to a third-party reseller and an end-user customer has been identified.

Residual Method.  Perpetual license fees are recognized upon delivery whether licenses are sold separately from or together with integration and configuration services, provided that (i) the criteria described above have been met, (ii) payment of the license fees is not dependent upon performance of the integration and configuration services, and (iii) the services are not otherwise essential to the functionality of the software. The Company recognizes these license revenues using the residual method pursuant to the requirements of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, revenues are recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each undelivered element.

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

On-Demand Revenue.  In hosted arrangements where the Company provides its software applications as a service, the Company has considered Emerging Issues Task Force Issue No. 00-3 (EITF 00-3), “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and has concluded that these transactions are considered service arrangements and fall outside of the scope of SOP 97-2. Accordingly, the Company follows the provisions of SEC Staff Accounting

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” Customers will typically prepay for the Company’s hosted services, amounts which the Company will defer and recognize ratably over the non-cancelable term of the customer contract. In addition to the hosting services, these arrangements may also include implementation and configuration services, which are billed on a time-and-materials basis and recognized as revenues as the services are performed. The Company evaluates whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) the Company sells or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item and (iv) there is a general right of return.

For those arrangements where the elements qualify for separate units of accounting, the hosting revenues are recognized ratably over the contract term beginning on the service commencement date. Implementation and configuration services, when sold with the hosted offering, are recognized as the services are rendered for time-and-materials contracts, and are recognized utilizing the proportional performance method of accounting for fixed-price contracts. For arrangements with multiple deliverables, the Company allocates the total contractual arrangement to the separate units of accounting based on their relative fair values, as determined by the fair value of the undelivered and delivered items when sold separately.

If consulting services for implementation and configuration associated with a hosted on-demand arrangement does not qualify as a separate unit of accounting, the Company will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, the Company will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then the Company will recognize a loss for incurred and projected direct costs in excess of the contract value. The deferred costs on the Company’s consolidated balance sheet for these consulting arrangements totaled $3.4 million and $2.0 million at December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007, $2.1 million of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the consolidated balance sheet. As of December 31, 2006, the $2.0 million of deferred costs are included in prepaid and other current assets in the consolidated balance sheet.

Included in the deferred costs for hosting arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand product offering was $1.3 million and $0.2 million at December 31, 2007 and December 31, 2006, respectively.

Maintenance Revenue.  Under perpetual software license arrangements, a customer typically pre-pays maintenance for the first twelve months, and the related revenues are deferred and recognized ratably over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

Professional Service Revenue.  Professional service revenues primarily consist of integration services related to the installation and configuration of the Company’s products as well as training. The Company’s installation and configuration services do not involve customization to, or development of, the underlying software code. Substantially all of the Company’s professional services arrangements are on a time-and-materials basis. Reimbursements, including those related to travel and out-of-pocket expenses, are included in services and other revenues, and an equivalent amount of reimbursable expenses is included in cost of services and other revenues. For professional service arrangements with a fixed fee, the Company recognizes revenue utilizing the proportional performance method of accounting. The Company estimates the proportional performance on fixed-fee contracts on a monthly

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. To the extent the Company enters into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.

Contract Accounting Method.  For arrangements where services are considered essential to the functionality of the software, such as where the payment of the license fees is dependent upon performance of the services, both the license and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). The Company generally uses the percentage-of-completion method because the Company is able to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion. However, if the Company cannot make reasonably dependable estimates, the Company uses the completed-contract method. If total cost estimates exceed revenues, the Company accrues for the estimated loss on the arrangement at the time such determination is made.

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

Cost of Revenues

Cost of license revenues consists primarily of third-party royalties and amortization of purchased technology. Cost of subscription and support revenues consists primarily of salaries, benefits, and allocated overhead costs related to on-demand operations and technical support personnel. Cost of services and other revenues consists primarily of salaries, benefits, travel and allocated overhead costs related to consulting, training and other professional services personnel, including cost of services provided by third-party consultants engaged by the Company.

Advertising Costs

The Company expenses advertising costs in the period incurred. Advertising expense was $117,000, $150,000, and $314,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options and warrants, the release of restricted stock, and purchases of employee stock purchase plan (ESPP) shares to the extent these shares are dilutive. For the years ended December 31, 2007, 2006 and 2005, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2007		2006	2005

Restricted stock	115		12	28
Stock options	8,109		6,996	5,250
ESPP	255		360	266
Warrants		*	55	69

Totals	8,479		7,423	5,613

*	Less than 1.000 shares

The weighted average exercise price of stock options excluded for the years ended December 31, 2007, 2006 and 2005 was $4.99, $4.21 and $3.84, respectively. The weighted average exercise price of warrants excluded for the years ended December 31, 2007, 2006 and 2005 was $13.34, $6.79 and $6.08, respectively.

Comprehensive Loss

Comprehensive loss is the total of net loss, unrealized gains and losses on investments and foreign currency translation adjustments. Unrealized gains and losses on investments and foreign currency translation adjustment amounts are excluded from net loss and are reported in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.

The following table sets forth the components of accumulated other comprehensive income (loss) as of December 31, 2007 and 2006 (in thousands):

	2007	2006

Unrealized gain (loss) on
available-for-sale securities	43	(37)
Cumulative foreign currency
translation	413	445

Balance at December 31	$456	$408

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except items are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company will adopt the new accounting provision, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2 as of January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated financial statements.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company will adopt the new accounting provision as of January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141R (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R requires the use of “full fair value” to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 141R will have on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 will have on its consolidated financial statements.

Note 2 —	Investments in Debt and Equity Securities

The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available for sale and carried at fair value, which is determined based on quoted market prices or other readily available market information, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. The Company considers all investments that are available for sale that have a maturity date of longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. Short-term investments include auction rate securities with scheduled rate and liquidity resets. Interest is included in interest and other income, net, in the accompanying consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities were as follows for December 31, 2007 and December 31, 2006 (in thousands):

	Carrying	Unrealized	Unrealized
December 31, 2007	Value	Gains	Losses	Fair Value

Auction rate securities and preferred stock	$11,750	$—	$—	$11,750
Corporate notes and obligations	20,572	49	(9)	20,612
US government and agency obligations	1,500	—	—	1,500

Investments in debt and equity securities	$33,822	$49	$(9)	$33,862

	Carrying	Unrealized	Unrealized
December 31, 2006	Value	Gains	Losses	Fair Value

Auction rate securities and preferred stock	$13,750	$—	$—	$13,750
Corporate notes and obligations	29,129	—	(37)	29,092
US government and agency obligations	500	—	(2)	498

Investments in debt and equity securities	$43,379	$—	$(39)	$43,340

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2007	2006

Recorded as:
Cash equivalents	$5,038	$2,483
Short-term investments	28,824	40,857

	$33,862	$43,340

The Company invests in investment grade securities. The unrealized gains and losses on these investments were caused by interest rate fluctuations and not credit quality. At this time, the Company believes that, due to the nature of the investments, the financial condition of the issuers, and its ability and intent to hold the investments through these short-term loss fluctuations, factors would not indicate that these unrealized gains and losses should be viewed as “other-than-temporary.”

There were no realized gains or losses on the sales of securities in 2007, 2006 and 2005, respectively.

Note 3 —	Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2007	2006

Equipment	$9,034	$7,870
Purchased software	4,873	4,489
Furniture and fixtures	1,721	1,571
Leasehold improvements	1,812	1,385

	17,440	15,315
Less accumulated depreciation and amortization	13,002	11,229

Property and equipment, net	$4,438	$4,086

Depreciation and amortization expense for 2007, 2006 and 2005 was $1.9 million, $1.9 million and $1.6 million, respectively.

Note 4 —	Intangible Assets, Net

Intangible assets consisted of the following as of December 31, 2007 (in thousands):

						Weighted
						Average
	December 31,	December 31,			December 31,	Amortization
	2006	2006		Amortization	2007	Periods
	Cost	Net	Additions	Expense	Net	(Years)

Purchased technology	$1,000	$500	$2,318	$(485)	$2,333	3.3

Total intangible assets, net	$1,000	$500	$2,318	$(485)	$2,333	3.3

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consisted of the following as of December 31, 2006 (in thousands):

	December 31,	December 31,			December 31,
	2005	2005		Amortization	2006
	Cost	Net	Additions	Expense	Net

Purchased technology	$1,000	$700	$—	$(200)	$500

Total intangible assets, net	$1,000	$700	$—	$(200)	$500

Additions of intangible assets related to third-party software licenses used in our products. Amortization expense related to intangible assets was $0.5 million, $0.2 million and $0.2 million in 2007, 2006 and 2005, respectively, and was charged to cost of revenues. Amortization expense for each of the next five years and thereafter is as follows (in thousands):

Purchased
Technology

Year Ending December 31:
2008	$867
2009	615
2010	282
2011	389
2012	178
2013 and beyond	—

Total expected amortization expense	$2,331

Note 5 —	Commitments and Contingencies

Contingencies

The Company is from time to time a party to various litigation matters incidental to the conduct of its business. At the present time, the Company believes that none of these matters is likely to have a material adverse effect on the Company’s future financial results.

Other Contingencies

The Company generally warrants that its products shall perform to its standard documentation. Under the Company’s standard warranty, should a product not perform as specified in the documentation within the warranty period, the Company will repair or replace the product or refund the license fee paid. Such warranties are accounted for in accordance with SFAS 5, “Accounting for Contingencies” (SFAS 5). To date, the Company has not incurred any costs related to warranty obligations.

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

Commitments

The Company leases its facilities under several non-cancelable operating lease agreements that expire at various dates through 2011. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. The Company had deferred rent of $629,000 and $681,000 as of December 31, 2007 and 2006, respectively. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $2.8 million,

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.5 million and $2.6 million, respectively. In addition, the Company, in the normal course of business, enters into unconditional purchase commitments for supplies and services.

For each of the next five years and beyond, noncancelable long-term operating lease obligations and unconditional purchase commitments are as follows (in thousands):

	Operating Lease	Unconditional
	Commitments	Purchase Commitments

Year Ending December 31:
2008	$2,662	$1,937
2009	2,499	1,184
2010	1,825	524
2011	677	100
2012	—	100
2013 and beyond	—	—

Future minimum payments	$7,663	$3,845

Included in deposits and other assets in the consolidated balance sheets at December 31, 2007 and December 31, 2006 is restricted cash of $434,000 and $570,000, respectively, related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secures letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in deposits and other assets based on the contractual term for the release of the restriction.

Note 6 —	Stock-based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107). SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Prior to January 1, 2006, the Company had adopted SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), but in accordance with SFAS 123, had elected to account for stock options according to the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, the Company recorded no related compensation expense for awards granted with no intrinsic value. In accordance with SFAS 123, the Company previously provided pro forma disclosure of the effect of using the fair value-based method of measuring stock-based compensation expense under SFAS 123 in its consolidated financial statement notes.

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

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(ESPP) and restricted stock. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method.

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the year ended December 31, 2007, the Company had no excess tax benefits generated from option exercises. The Company has not recorded any tax benefit attributable to compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R. To determine excess tax benefit, the Company used the simplified method as set forth in the FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.

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

Expense Summary

Under the provisions of SFAS 123R, $5.0 million of stock-based compensation expense was recorded for the year ended December 31, 2007 in the consolidated statement of operations. Of the total stock-based compensation expense, approximately $3.8 million was related to stock options and $0.8 million was related to purchases of common stock under the ESPP. In addition, the Company issued restricted stock units under the 2003 Stock Incentive Plan during the year, resulting in approximately $0.4 million of stock-based compensation. For the year ended December 31, 2006, $4.8 million of stock-based compensation expense was recorded. Of the total stock-based compensation expense, approximately $4.1 million was related to stock options and $0.7 million was related to purchases of common stock under the ESPP.

As of December 31, 2007, there was $8.3 million, $0.3 million and $2.8 million of total unrecognized compensation expense related to stock options, the ESPP and restricted stock, respectively. This expense related to stock options, the ESPP and restricted stock is expected to be recognized over a weighted average period of 2.61 years, 0.59 year and 2.07 years, respectively.

As of December 31, 2006, there was $6.5 million and $0.3 million of total unrecognized compensation expense related to stock options and the ESPP, respectively. This expense related to stock options and the ESPP is expected to be recognized over a weighted average period of 1.80 years and 0.62 year, respectively

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption of SFAS 123R as if all stock-based employee compensation was accounted for under the fair value method of SFAS 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended December 31, 2005 as previously reported (in thousands, except per share amounts):

Year Ended
December 31,
2005
(Unaudited)

Net loss as reported	$(8,605)
Add: Stock-based employee compensation expense under APB
No. 25 included in reported net loss, net of tax	544
Less: Stock-based employee compensation expense determined
under the fair value method for all awards, net of tax	(3,470)

Pro forma net loss	$(11,531)

Basic and diluted net loss per share, as reported	$(0.33)
Pro forma basic and diluted net loss per share	$(0.44)

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

	Year Ended December 31,
	2007	2006	2005

Stock Option Plans
Expected life (in years)	2.50 to 3.50	2.50 to 6.00	3.10
Risk-free interest rate	3.40% to 5.00%	4.36% to 5.11%	3.90%
Volatility	39% to 54%	54% to 60%	68%
Dividend Yield	—	—	—
Employee Stock Purchase Plan
Expected life (in years)	0.49 to 1.00	0.49 to 1.00	0.80
Risk-free interest rate	4.47% to 5.16%	4.68% to 5.17%	3.80%
Volatility	30% to 37%	36% to 43%	49%
Dividend Yield	—	—	—

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholder-Approved Stock Option and Incentive Plans

The Company has two stock option and incentive plans approved by stockholders, the 1997 Stock Option Plan and the 2003 Stock Incentive Plan.

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

The 2003 Stock Incentive Plan became effective upon the completion of the Company’s initial public offering in November 2003. As of December 31, 2007, the Company was authorized to issue approximately 9,441,000 shares of common stock under the plan. Under the plan, the Company’s board of directors may grant stock options or other types of stock-based awards, such as restricted stock, restricted stock units, stock bonus awards or stock appreciation rights. Incentive stock options may be granted only to the Company’s employees. Nonstatutory stock options and other stock-based awards may be granted to employees, consultants or non-employee directors. These options vest as determined by the board, generally over 4 years. Formerly, the Company’s board of directors had approved a contractual term of 10 years, but effective April 24, 2006, the board of directors approved a reduction of the contractual term to 5 years for all future grants. The restricted stock units also vest as determined by the board, generally over 3 years. The vesting period generally equals the requisite service period of the individual grantees. On July 1 of each year, the aggregate number of shares reserved for issuance under this plan increases automatically by a number of shares equal to the lesser of (i) 5% of the Company’s outstanding shares, (ii) 2,800,000 shares, or (iii) a lesser number of shares approved by the board.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s options under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan are as follows:

				Weighted
	Shares		Weighted	Average
	Available		Average	Remaining	Aggregate
	for	Number of	Exercise	Contractual	Intrinsic
	Grant	Shares	Price	Term (Years)	Value
					(In thousands)

Outstanding as of December 31, 2004	2,919,034	4,868,941	3.87
Authorized	1,310,502	—
Granted	(2,238,506)	2,238,506	3.96
Exercised	—	(886,826)	1.25
Canceled	895,478	(895,478)	5.26

Outstanding as of December 31, 2005	2,886,508	5,325,143	4.11
Authorized	1,381,375	—
Granted	(2,538,392)	2,538,392	4.73
Exercised	—	(741,134)	1.48
Forfeited	500,432	(500,432)	4.66
Expired	169,064	(169,064)	9.35

Outstanding as of December 31, 2006	2,398,987	6,452,905	4.47
Authorized	1,448,546	—
Granted	(2,055,150)	2,055,150	7.36
Exercised	—	(797,424)	3.02
Forfeited	868,466	(868,466)	5.51
Expired	33,399	(33,399)	9.21

Outstanding as of December 31, 2007	2,694,248	6,808,766	$5.36	4.37	$5,938

Vested and Expected to Vest as of December 31, 2007		5,592,267	$5.29	4.38	$5,412

Exercisable as of December 31, 2007		3,701,278	$5.03	4.43	$4,665

In 2007, the Company granted 414,000 restricted stock units of which approximately 34,000 were vested and approximately 28,000 were forfeited as of December 31, 2007. Including the restricted stock units granted along with options, the number of shares available for grant under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan is 2,280,248. The Company did not grant restricted stock units in 2006 and 2005. Restricted stock units are not considered outstanding at the time of grant, as the holders of these units are not entitled to dividends and voting rights.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the range of exercise prices and weighted average remaining contractual life of outstanding options under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan are as follows:

		Options Outstanding		Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual Life	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price

$0.42 — $ 3.64	688,643	4.43	$1.42	666,095	$1.35
$3.65 — $ 3.65	120,125	6.58	3.65	120,109	3.65
$3.70 — $ 3.70	783,860	4.89	3.70	445,451	3.70
$3.80 — $ 4.17	832,867	5.88	4.02	627,635	4.01
$4.20 — $ 4.51	681,008	4.99	4.41	414,147	4.41
$4.54 — $ 4.54	124,400	6.92	4.54	123,391	4.54
$4.69 — $ 4.69	907,427	3.41	4.69	302,983	4.69
$4.84 — $ 6.26	933,545	4.10	5.80	239,767	5.24
$6.30 — $ 7.53	1,100,325	3.28	7.43	278,848	7.34
$7.73 — $16.59	636,566	3.72	11.64	482,852	12.43

$0.42 — $16.59	6,808,766	4.37	$5.36	3,701,278	$5.03

The weighted-average fair value of stock options and restricted stock units granted during the year ended December 31, 2007 was $3.00 and $7.80 per share, respectively. For the year ended December 31, 2006, the weighted-average fair value of stock options granted was $2.31. The total intrinsic value of stock options exercised during the year ended December 31, 2007 was $3.9 million. For the year ended December 31, 2006, the total intrinsic value of stock options exercised was $2.8 million. The total cash received from employees as a result of stock option exercises was $2.4 million for the year ended December 31, 2007. For the year ended December 31, 2006, the total cash received from employees as a result of stock option exercises was $1.1 million. The Company settles employee stock option exercises with newly issued common shares.

Employee Stock Purchase Plan

In August 2003, the board of directors adopted the Employee Stock Purchase Plan (ESPP), which became effective upon the completion of the Company’s initial public offering and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount on a periodic basis through payroll deductions. Each offering period under the ESPP will be for 12 months and will consist of two consecutive six-month purchase periods. The purchase price for shares of common stock purchased under the ESPP will be 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period and the fair market value of the Company’s common stock on the last day of each purchase period. The Company issued approximately 506,000 shares during the year ended December 31, 2007 under the ESPP. The weighted-average fair value of stock purchase rights granted under the ESPP during the year ended December 31, 2007 was $2.23 per share. During the year ended December 31, 2006, the weighted-average fair value of stock purchase rights granted under the ESPP was $1.41 per share.

Other Plan Awards

On June 7, 2005, the Company granted 28,000 shares of restricted stock to its former chief executive officer, Robert H. Youngjohns. The shares were subject to repurchase until they fully vested on May 31, 2006. The restricted stock had a fair value of $3.50 per share on the date of grant. Compensation expense was amortized over the vesting

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period of one year and was $57,000 and $41,000 for the years ended December 31, 2005 and December 31, 2006, respectively. As of December 31, 2006, unrecognized expense related to the restricted stock award was zero.

Additionally, on May 31, 2005, the Company granted its former chief executive officer, Robert H. Youngjohns, an option to purchase 1,000,000 shares of its common stock with an exercise price of $3.45 per share, which was the fair market value of the Company’s common stock on the date of grant. The option had a contractual term of 10 years and vested over four years, with 25% of the shares subject to the option vesting on the first anniversary of the grant date and 1/48th vesting each month thereafter. The vesting period equals the requisite service period of the grant. A summary of the status of this option for the year ended December 31, 2007 is as follows:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Shares Available for	Number of	Exercise	Contractual	Intrinsic
	Grant	Shares	Price	Term (Years)	Value
					(In thousands)

Outstanding as of December 31, 2006	—	1,000,000	$3.45
Exercised	—	—	—
Forfeited	—	(375,000)	3.45
Expired	—	—	—

Outstanding as of December 31, 2007	—	625,000	$3.45	7.41	$1,075

Vested and Expected to Vest as of December 31, 2007		625,000	$3.45	7.41	$1,075

Exercisable as of December 31, 2007		625,000	$3.45	7.41	$1,075

The agreements granting both the 28,000 shares of restricted stock and the option to purchase 1,000,000 shares were approved by the Company’s Compensation Committee, which is made up entirely of independent directors. As disclosed in a press release issued on April 28, 2005, these agreements were issued without shareholder approval as inducement grants to a new employee under applicable NASDAQ Marketplace Rules. Upon his resignation as chief executive officer on November 30, 2007, Mr. Youngjohns’ unvested shares terminated. As a member of the Company’s Board of Directors, his vested shares did not terminate upon his resignation.

Note 7 — Stockholders’ Equity

Convertible Preferred Stock

Upon completion of the Company’s initial public offering, the Company amended its certificate of incorporation and authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001. None of these shares were outstanding as of December 31, 2007 or 2006.

Repurchase Program

On November 27, 2007, the Company’s Board of Directors authorized a program for the repurchase of up to $10 million of its outstanding common stock. The Company has adopted a Rule 10b5-1 plan that allows it to repurchase shares of its common stock under the Repurchase Program at times when it would not ordinarily be in the market because of Company trading policies.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Income Taxes

The following is a geographical breakdown of consolidated loss before income taxes by income tax jurisdiction (in thousands):

	2007	2006	2005

United States	$(13,629)	$(9,121)	$(8,875)
Foreign	846	462	256

Total	$(12,783)	$(8,659)	$(8,619)

The (benefit) provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consists of the following (in thousands):

	2007	2006	2005

Current:
Federal	$(50)	$—	$(45)
State	23	(61)	20
Foreign	210	(1)	11
Deferred:
Foreign	(513)	—	—

Total (benefit) provision for income taxes	$(330)	$(62)	$(14)

In the year ended December 31, 2007, the benefit arose as a result of the release of the valuation allowance on the net deferred tax assets of one of the Company’s foreign subsidiaries.

The (benefit) provision for income taxes differs from the expected tax benefit computed by applying the statutory federal income tax rates to consolidated loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Federal tax at statutory rate	$(4,346)	$(2,944)	$(2,949)
State taxes, net of federal benefit	—	—	20
Non-deductible expenses	(72)	(233)	11
Foreign taxes	(303)	—	—
Current year net operating losses and other deferred assets for which no benefit has been recognized	4,418	3,115	2,914
Other	(27)	—	(10)

Total (benefit)provision for income taxes	$(330)	$(62)	$(14)

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Net deferred tax assets consist of the following (in thousands):

	As of December 31,
	2007	2006

Deferred tax assets
Net operating loss carryforwards and deferred start-up costs	$21,427	$22,322
Property and equipment	549	738
Accrued expenses	2,649	1,405
Purchased technology	468	522
Unrealized gain/loss on investments	266	(60)
Research and experimentation credit carryforwards	9,782	9,473
Capitalized research and experimentation costs	18,371	14,497
Deferred stock compensation	2,864	1,746

Gross deferred tax assets	56,376	50,643
Less valuation allowance	(55,863)	(50,643)

Net deferred tax assets	$513	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of the future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the period in which the temporary differences are deductible, management has recorded a valuation allowance against the net deferred tax assets for which it believes is more likely than not to be realized. As of December 31, 2007, a valuation allowance has been recorded on all net deferred tax assets except the net deferred tax assets related to one of its foreign subsidiaries, based on the analysis of profitability for that subsidiary. As of December 31, 2006, the net deferred tax assets were fully offset by a valuation allowance. The net changes in the total valuation allowance for the years ended December 31, 2007 and 2006 was an increase of $5.2 million and $5.0 million, respectively.

As of December 31, 2007, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $59.3 million and $24.5 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards, if not utilized, will expire over 20 years beginning in 2019. The California net operating loss carryforward, if not utilized, will expire beginning in 2011.

The Company also has research credit carryforwards for federal and California income tax purposes of approximately $5.0 million and $5.6 million, respectively, available to reduce future income taxes. The federal research credit carryforward, if not utilized, will expire over 20 years beginning in 2018. The California research credit carries forward indefinitely.

Federal and California tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company’s ability to utilize its net operating loss and tax credit carryforwards are subject to limitations under these provisions.

Not included in the deferred income tax asset balance at December 31, 2007 is approximately $1.4 million which pertains to certain net operating loss carryforwards resulting from the exercise of employee stock options.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When recognized, the tax benefit of these losses will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. As a result of the applying the provisions of FIN 48, the Company recognized approximately $0.1 million in the liability for unrecognized tax benefits as well as incremental penalties and interest net of deductions of $41,000, the sum of which was accounted for as an increase to the January 1, 2007 beginning balance of accumulated deficit. The Company’s unrecognized tax benefits at December 31, 2007 relate to various foreign jurisdictions.

The activity related to the Company’s unrecognized tax benefits is set forth below (in thousands):

Total

Balance at January 1, 2007	$1,804
Increases related to current year tax positions	23
Balance at December 31, 2007	$1,827

If recognized, the unrecognized tax benefits at December 31, 2007 would reduce the Company’s annual effective tax rate. The Company also accrued potential penalties and interest of $12,000 related to these unrecognized tax benefits during 2007, and in total, as of December 31, 2007, the Company has recorded a liability for potential penalties and interest of $66,000. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2001 through 2007 tax years generally remain subject to examination by their respective tax authorities.

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

Under the Rights Plan each common stockholder at the close of business on September 10, 2004 received a dividend of one preferred stock purchase right (a “Right” or “Rights”) for each share of common stock held. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of a new series of participating preferred stock at an initial purchase price of $23.00. The Rights will become exercisable and will detach from the common stock a specified period of time after any person (the “Acquiring Person”) has become the beneficial owner of 15% or more of the Company’s common stock or commences a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 15% or more of the common stock. The Rights held by an Acquiring Person would become null and void upon the occurrence of such an event.

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

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 11 —	Segment, Geographic and Customer Information

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

The following table summarizes revenues for the years ended December 31, 2007, 2006 and 2005 by geographic areas (in thousands):

	Year Ended December 31,
	2007	2006	2005

United States	$81,343	$57,060	$56,460
Europe	18,824	11,553	3,146
Asia Pacific	1,490	7,495	1,847

	$101,657	$76,108	$61,453

Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

The following table summarizes revenues to significant customers (including resellers when product is sold through them to an end user) as a percentage of total revenues.

	Year Ended December 31,
	2007		2006	2005

Customer 1	7%		13%	12%
Customer 2	*	%	2%	10%

*	Less than 1%

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Restructuring Charge

On November 27, 2007, the Company’s Board of Directors approved a one-time cost savings program to reduce the Company’s workforce by approximately 8%. The Company recorded one-time restructuring charges of approximately $1.5 million, which is the total amount expected to be incurred, in the fourth quarter of 2007 in connection with severance and termination-related costs, most of which were severance-related cash expenditures. The cost savings program was substantially completed in the fourth quarter of 2007 and will be completed in the first quarter of 2008. As of December 31, 2007, accrued restructuring charges were $0.9 million.

Note 13 —	Related Party Transactions

In 2005, the Company entered into a service agreement with Saama Technologies, Inc. for software consulting services. William Binch, who was appointed to the Company’s Board of Directors in April 2005, is also currently a member of Saama’s board of directors. The Company had expenses of approximately $831,000 and $938,000 for services rendered by Saama for 2007 and 2006, respectively.

Note 14 —	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except for per share amounts)

Year ended December 31, 2007
Total revenue	$24,841	$26,541	$25,370	$24,905	$101,657
Gross profit	12,240	11,451	10,941	11,543	46,175
Net income (loss)	(3,367)	(2,845)	(3,370)	(2,871)	(12,453)
Basic net income (loss)per share	$(0.12)	$(0.10)	$(0.12)	$(0.10)	$(0.43)
Diluted net income (loss)per share	$(0.12)	$(0.10)	$(0.12)	$(0.10)	$(0.43)
Weighted average common shares (basic)	28,610	28,909	29,175	29,573	29,068
Weighted average common shares (diluted)	28,610	28,909	29,175	29,573	29,068
Year ended December 31, 2006
Total revenue	$16,957	$17,664	$17,425	$24,062	$76,108
Gross profit	9,041	8,931	9,115	13,681	40,768
Net loss	(3,110)	(3,205)	(2,508)	102	(8,721)
Basic net loss per share	$(0.11)	$(0.12)	$(0.09)	$—	$(0.31)
Diluted net loss per share	$(0.11)	$(0.12)	$(0.09)	$—	$(0.31)
Weighted average common shares (basic)	27,116	27,486	27,888	28,260	27,690
Weighted average common shares (diluted)	27,116	27,486	27,888	30,018	27,690

Reclassifications

Certain amounts from prior quarters in 2007 as reported in the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows and have been reclassified to conform to the current period presentation. Specifically, intangible assets is presented as a separate line on the consolidated balance sheets, and amortization of intangible assets is presented as a separate line on the consolidated statements of cash flows. See Note 4 — Intangible Assets, Net for further discussion.

Certain amounts from prior quarters in 2006 as reported in the consolidated statements of cash flows have been reclassified. Specifically, a $0.1 million change in restricted cash has been reclassified in the fourth quarter of 2006 from net cash (used in) provided by operating activities to net cash (used in) provided by investing activities for the nine months ended September 30, 2006.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain amounts from prior periods in 2006 as reported in the consolidated statements of operations have been reclassified to conform to the current period presentation. During the fourth quarter of 2006, the Company recorded approximately $62,000 of income tax benefit relating to 2004. The Company recorded this during the current quarter, as the amounts are not material to any of the prior periods and are not material to 2006.

Note 15 —	Subsequent Events

Acquisition

On January 14, 2008, the Company completed the acquisition of Compensation Technologies, a provider of services for planning, implementing, and supporting incentive compensation processes and tools. Under the terms of the agreement, the Company paid Compensation Technologies $8.3 million up front and must pay up to an additional $4.8 million upon the completion of key milestones and achievement of target financial metrics.

Stock Repurchase

As part of the Stock Repurchase Program, the Company entered into stock repurchase agreements with a financial institution whereupon subsequent to December 31, 2007 the Company provided the financial institution with prepayments of approximately $2.3 million. This amount will be classified as treasury stock on the Company’s balance sheet.

Auction Rate Securities

As of December 31, 2007, the Company had auction rate securities with a par value of $11.8 million. In January 2008, the Company liquidated $7.1 million in par value of these auction rate securities. The remaining auction rate securities with a par value of $4.7 million had successfully repriced in January and early February 2008. However, beginning in late February 2008, these remaining auction rate securities failed to reprice, resulting in the Company continuing to hold these securities. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates.

All of these securities are rated AAA. In addition, all of them are education municipal securities substantially collateralized by the U.S. Department of Education Federal Family Education Loan program guarantee. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Because of the short interest rate reset period, the Company has historically recorded them as current available-for-sale securities.

As a result of the failed auctions, the reset interest rates were increased to above market. The Company will not be able to liquidate any of its remaining auction rate securities until a future auction is successful, a buyer is found outside of the auction process or the notes are redeemed. As of March 14, 2008, the Company had auction rate securities with a par value of $4.7 million. These investments are on deposit with major financial institutions. The Company will continue to evaluate the fair value of its investments in auction rate securities for a potential other-than-temporary impairment if a decline in fair value occurs, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Staff Accounting Bulletin Topic 5, “Miscellaneous Accounting” and Financial Accounting Standards Board Staff Position SFAS 115-1 and 124- 1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed with the Commission on March 27, 2006)
4.1	Certificate of Designations (incorporated by reference from Exhibit A to Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
4.3	Amended and Restated Registration and Information Rights Agreement dated as of December 24, 2002 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003
4.4	Stockholders Rights Agreement dated September 2, 2004 (incorporated by reference herein from Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
4.5	Amendment to Stockholders Rights Agreement dated September 28, 2004 (incorporated by reference herein from Exhibit 10.27.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)
10.1	Lease Agreement between W9/PHC II San Jose, L.L.C. and Callidus Software Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003
10.2	1997 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.3	Form of Stock Option Agreement (incorporated by reference herein from Exhibit 10.7.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)
10.4	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 27, 2006)
10.5	Form of Change of Control Agreement with Messrs. Fior and Warfield (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003
10.6	Employment Agreement with Ronald J. Fior dated August 30, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003
10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.8	Employment Agreement with Richard D. Furino dated October 31, 2003 (incorporated by reference herein from Exhibit 10.21 to the Company’s Form 10-Q filed with the Commission on May 14, 2004)
10.9	Form of Performance-Based Stock Option Agreement for stock options granted to Mr. Fior on September 1, 2004 (incorporated by reference herein from Exhibit 10.28 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
10.10	Stock Option Agreement between Mr. Richard Furino and the Company (Grant Date September 1, 2004) (incorporated by reference herein from Exhibit 10.29 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
10.11	Form of Executive Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Commission on March 28, 2006)
10.12	Employment Agreement of Robert H. Youngjohns (incorporated by reference to Exhibit 10.31 to the Company’s Form 8-K filed with the Commission on April 28, 2005)

Exhibit
Number	Description

10.13	Non-Qualified Stock Option Agreement with Robert H. Youngjohns (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-Q filed with the Commission on August 11, 2005)
10.14	Restricted Stock Agreement with Robert H. Youngjohns (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q filed with the Commission on August 11, 2005)
10.15	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed with the Commission on May 15, 2006)
10.16	Form of Director Change of Control Agreement -Full Single-Trigger (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed with the Commission on August 14, 2006)
10.17	Form of Executive Change of Control Agreement -Full Double-Trigger (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q filed with the Commission on August 14, 2006)
10.18	Stipulation of Settlement (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed with the Commission on August 14, 2006)
10.19	Separation Agreement and Release of Claims between Robert Warfield and the Company (incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed with the Commission on March 21, 2007)
10.20	Restricted Stock Agreement with Michael L. Graves (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q filed with the Commission on August 1, 2007)
10.21	Resignation Letter Between Callidus Software Inc. and Robert H. Youngjohns (incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K filed with the Commission on November 20, 2007)
10.22	Amendment dated November 30, 2007 to Offer Letter Between Callidus Software Inc. and Leslie J. Stretch (incorporated by reference to Exhibit 10.26 to the Company’s Form 8-K filed with the Commission on November 20, 2007)
10.23	Separation Agreement and Release of Claims between Richard D. Furino and the Company (incorporated by reference to Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on December 7, 2007)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	302 Certifications
32.1	906 Certifications