Form 10-Q
period 2008-03-31
CALLIDUS SOFTWARE INC
filed 2008-05-12
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     There were 30,122,938 shares of the registrant’s common stock, par value $0.001, outstanding on May 2, 2008, the latest practicable date prior to the filing of this report.

     Callidus Software®, the Callidus logo®, Callidus TRUEANALYTICS™, TRUECOMP®, TRUEINFORMATION®, TRUEPERFORMANCE®, TRUEPRODUCER™, TRUEQUOTA™ and TRUERESOLUTION® are our trademarks, among others not referenced in this quarterly report of Form 10-Q. All other trademarks, service marks, or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,125	$21,813
Short-term investments	18,647	28,824
Accounts receivable, net	24,967	23,575
Deferred income taxes	423	423
Prepaid and other current assets	4,640	4,038

Total current assets	67,802	78,673
Long-term investments	4,437	—
Property and equipment, net	4,500	4,438
Goodwill	3,802	—
Intangible assets, net	5,175	2,333
Deferred income taxes, noncurrent	90	90
Deposits and other assets	1,665	1,913

Total assets	$87,471	$87,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,131	$2,901
Accrued payroll and related expenses	6,783	7,326
Accrued expenses	3,015	4,137
Deferred revenue	17,698	15,231

Total current liabilities	30,627	29,595
Long-term deferred revenue	2,237	2,326
Other liabilities	1,432	1,089

Total liabilities	34,296	33,010

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 29,886 and 29,704 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	30	30
Additional paid-in capital	204,734	203,110
Accumulated other comprehensive income	198	456
Accumulated deficit	(151,787)	(149,159)

Total stockholders’ equity	53,175	54,437

Total liabilities and stockholders’ equity	$87,471	$87,447

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Revenues:
License	$3,984	$8,358
Subscription and support	8,284	5,496
Services and other	15,855	10,987

Total revenues	28,123	24,841
Cost of revenues:
License	242	221
Subscription and support	3,252	3,031
Services and other	12,819	9,349

Total cost of revenues	16,313	12,601

Gross profit	11,810	12,240

Operating expenses:
Sales and marketing	7,272	8,255
Research and development	3,685	4,198
General and administrative	3,394	3,902
Restructuring	397	—

Total operating expenses	14,748	16,355

Operating loss	(2,938)	(4,115)
Interest and other income, net	531	769

Loss before provision for income taxes	(2,407)	(3,346)
Provision for income taxes	221	21

Net loss	$(2,628)	$(3,367)

Net loss per share — basic and diluted
Net loss per share	$(0.09)	$(0.12)

Shares used in basic per share computation	29,756	28,610

Shares used in diluted per share computation	29,756	28,610

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,628)	$(3,367)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	543	472
Amortization of intangible assets	658	50
Provision for doubtful accounts and sales returns	37	151
Stock-based compensation	1,731	1,228
Loss on disposal of property	—	2
Net (accretion) amortization on investments	(85)	(173)
Changes in operating assets and liabilities:
Accounts receivable	2,526	2,838
Prepaid and other current assets	(340)	288
Other assets	264	81
Accounts payable	(635)	1,152
Accrued payroll and related expenses	(545)	(881)
Accrued expenses	(3,758)	2,111
Deferred revenue	2,171	542

Net cash (used in) provided by operating activities	(61)	4,494

Cash flows from investing activities:
Purchases of investments	(7,237)	(7,326)
Proceeds from maturities and sale of investments	12,826	10,500
Purchases of property and equipment	(483)	(278)
Purchases of intangible assets	(100)	(100)
Acquisition, net of cash acquired	(7,500)	—

Net cash (used in) provided by investing activities	(2,494)	2,796

Cash flows from financing activities:
Proceeds from issuance of common stock	2,445	1,658
Purchases of treasury stock	(2,552)	—

Net cash (used in) provided by financing activities	(107)	1,658

Effect of exchange rates on cash and cash equivalents	(26)	19

Net (decrease) increase in cash and cash equivalents	(2,688)	8,967
Cash and cash equivalents at beginning of period	21,813	12,082

Cash and cash equivalents at end of period	$19,125	$21,049

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7	$—

Non-cash investing and financing activities:
Purchases of property and equipment not paid as of quarter-end	$247	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of March 31, 2008 and the three months ended March 31, 2008 and 2007 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     In the opinion of management, the accompanying condensed consolidated financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2008.
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
     Below is a summary of the changes in the Company’s valuation accounts for the three months ended March 31, 2008 and 2007 (in thousands):

	Balance at	Provision,		Balance at
	Beginning	Net of		End of
	of Period	Recoveries	Write-Offs	Period

Allowance for doubtful accounts
Three months ended March 31, 2008	$154	$(26)	$—	$128
Three months ended March 31, 2007	463	20	—	483

	Balance at		Remediation	Balance at
	Beginning		Service	End of
	of Period	Provision	Claims	Period

Sales return reserve
Three months ended March 31, 2008	$225	$321	$(258)	$288
Three months ended March 31, 2007	241	131	(212)	160
     Restricted Cash
     Included in deposits and other assets in the consolidated balance sheets at March 31, 2008 and December 31, 2007 is restricted cash of $434,000 related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in other assets based on the remaining contractual term for the release of the restriction.
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
     The Company allocates revenue to each undelivered element based on its estimated fair value, with the fair value determined by the price charged when that element is sold separately. For a certain class of transactions, the fair value of the maintenance portion of the Company’s arrangements is based on stated renewal rates rather than stand-alone sales. The fair value of the professional services portion of the arrangement is based on the hourly rates that the Company charges for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.
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
     If consulting services for implementation and configuration associated with a hosted on-demand arrangement do not qualify as a separate unit of accounting, the Company will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, the Company will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then the Company will recognize a loss for incurred and projected direct costs in excess of the contract value. The deferred costs on the Company’s condensed consolidated balance sheets for these arrangements totaled $3.8 million and $3.4 million at March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 and December 31, 2007, $2.7 million and $2.1 million, respectively, of the total deferred costs were included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the condensed consolidated balance sheets.
     Included in the deferred costs for hosting arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand product offering was $1.3 million at March 31, 2008 and December 31, 2007.
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
     In certain arrangements, the Company has provided for unique acceptance criteria associated with the delivery of consulting services. In these instances, the Company has recognized revenue in accordance with the provisions of SOP 81-1. To the extent there is contingent revenue in these arrangements, the Company measures the level of profit that is expected based on the non-contingent revenue and the total expected project costs. If the Company is assured of a certain level of profit excluding the contingent revenue, the Company recognizes the non-contingent revenue on a percentage-of-completion basis and recognizes the contingent revenue upon final acceptance.
     Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options and warrants, the release of restricted stock, and purchases of employee stock purchase plan (ESPP) shares to the extent these shares are dilutive. For the three months ended March 31, 2008 and 2007, the diluted net loss per share calculation was the same as the basic net loss per share calculation, as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2008	2007

Restricted stock	779	5
Stock options	7,301	7,996
Warrants	—	2
ESPP	80	67

Totals	8,160	8,070

     The weighted-average exercise price of stock options excluded from weighted average common shares during the three months ended March 31, 2008 and 2007 was $5.18 and $4.79 per share, respectively. The weighted average exercise price of warrants excluded from weighted average common shares during the three months ended March 31, 2007 was $13.34 per share.
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No.

157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The Company has adopted the new accounting provision, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2, as of January 1, 2008. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the condensed consolidated financial statements. See Note 5 for information and related disclosures regarding the Company’s fair value measurements.
     In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 as of January 1, 2008. As the Company already measures its financial instruments at fair value, the Company did not make any fair value elections during the current period. Therefore, the adoption of SFAS 159 did not impact the Company’s condensed consolidated financial statements.
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
2. Acquisition
     On January 14, 2008, the Company entered into an Agreement and Plan of Merger with Compensation Technologies LLC (“CT”) and owners of CT, pursuant to which a wholly owned subsidiary of the Company was merged with and into CT, with CT surviving as a wholly owned subsidiary of the Company. The Company also entered into an Agreement and Plan of Merger with Compensation Management Services LLC (“CMS”) and owners of CMS, pursuant to which a wholly owned subsidiary of the Company was merged with and into CMS, with CMS surviving as a wholly owned subsidiary of the Company. CT provides business process redesign support, business analytics solutions, business case development and compensation administration management while CMS provides software-as-a-service to a number of customers. The acquisition of CT and CMS provides the Company with experienced management and employee resources and augments the Company’s portfolio of service offerings.
     The acquisition has been accounted for under the purchase method of accounting in accordance with FASB Statement No. 141, “Business Combinations” (SFAS 141). Assets acquired and liabilities assumed were recorded at their fair values as of January 14, 2008. The results of operations of CT and CMS since January 14, 2008 are included in the Company’s condensed consolidated statement of operations. The acquisition was not material to our consolidated balance sheet and results of operations.

     The total purchase price for CT and CMS, which was an all cash transaction, was approximately $8.5 million and is comprised of the following (in thousands):

Acquisition of outstanding common shares	$8,300
Estimated acquisition related transaction costs	171

Total Purchase Price	$8,471

     The total purchase price was preliminarily allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date and resulted in excess purchase consideration over the net tangible liabilities and identifiable intangible assets acquired of $3.8 million. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets acquired and residual goodwill. In addition, the acquisition included contingent payments of $4.8 million that are not accounted for in the initial purchase price as of the acquisition date. These contingent payments will only be recorded as part of the purchase price if and when the related contingencies are resolved and the related consideration is paid or becomes payable.
     Goodwill of $3.8 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisition, will not be amortized, but is instead tested for impairment at least annually, consistent with the guidance in FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The $3.8 million of goodwill is expected to be deductible for tax purposes. In addition, a portion of the purchase price was allocated to the following identifiable intangible assets (in thousands, except years):

		Estimated
		Weighted Average
		Useful Lives
	Purchase Price	in Years
Customer Backlog	$1,500	1.00
Customer Relationships	2,000	4.00

Total	$3,500	2.71

     Customer backlog and relationships represent the underlying customer support contracts and related relationships with CT and CMS’s existing customers.
3. Restructuring
      On November 27, 2007, the Company’s Board of Directors approved a cost savings program to reduce the Company’s workforce by approximately 8%. The Company recorded restructuring charges of approximately $1.5 million in the fourth quarter of 2007 and $0.4 million in the first quarter of 2008, which were the total amounts incurred in connection with severance and termination-related costs, most of which were severance-related cash expenditures. The cost savings program was completed in the first quarter of 2008. As of March 31, 2008, accrued restructuring charges were $0.2 million.
     During the first quarter of 2008, management approved and initiated plans to restructure certain operations to eliminate redundant costs resulting from the acquisition of Compensation Technologies and improve efficiencies in operations. The cash restructuring charges recorded are based on restructuring plans that have been committed to by management and the Board of Directors.
     The total estimated restructuring costs associated with exiting activities of Compensation Technologies are approximately $58,000. In accordance with Emerging Issues Task Force No. 95-3 (EITF 95-3)

“Recognition of Liabilities in Connection with a Purchase Business Combination,” these costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Compensation Technologies and, accordingly, have resulted in an increase to goodwill.
4. Intangible Assets
     Intangible assets consisted of the following as of March 31, 2008 and December 31, 2007 (in thousands):

	December 31,	December 31,			March 31,
	2007	2007		Amortization	2008
	Cost	Net	Additions	Expense	Net

Purchased technology	$3,318	$2,333	$—	$(242)	$2,091
Customer backlog	—	—	1,500	(312)	1,188
Customer relationships	—	—	2,000	(104)	1,896

Total intangible assets, net	$3,318	$2,333	$3,500	$(658)	$5,175

     Intangible assets include third-party software licenses used in our products and acquired assets related to the Compensation Technologies acquisition. Amortization expense related to intangible assets was $0.7 million and $50,000 for the three months ended March 31, 2008 and 2007, respectively, and was charged to cost of revenues. The Company’s intangible assets are amortized over their estimated useful lives of 1 to 5 years. Total future expected amortization for the remainder of 2008 and each of the next five years and thereafter is as follows (in thousands):

	Purchased	Customer	Customer
	Technology	Backlog	Relationships

Year Ending December 31:
Remainder of 2008	$627	$1,125	$375
2009	615	63	500
2010	282	—	500
2011	389	—	500
2012	178	—	21
2013 and beyond	—	—	—

Total expected future amortization	$2,091	$1,188	$1,896

5. Investments
     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available for sale and carried at fair value, which is determined based on the inputs discussed below, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated financial statements. The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. The Company considers all investments that are available for sale that have a maturity date of longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. However, due to the failed repricing and unrealized losses on the Company’s investments in auction rate securities, these investments were recorded as long-term investments on the condensed consolidated balance sheet as of March 31, 2008 to reflect the current lack of liquidity of these investments. The Company has the ability and intends to hold these auction rate securities until the full par value can be recovered. Interest is included in interest and other income, net, in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities were as follows for March 31, 2008 and December 31, 2007 (in thousands):

	Carrying	Unrealized	Unrealized	Estimated
March 31, 2008	Value	Gains	Losses	Fair Value

Auction-rate securities	$4,700	$—	$(263)	$4,437
Corporate notes and obligations	16,278	69	(2)	16,345
U.S. government and agency obligations	2,300	2	—	2,302

Investments in debt and equity securities	$23,278	$71	$(265)	$23,084

	Carrying	Unrealized	Unrealized	Estimated
December 31, 2007	Value	Gains	Losses	Fair Value

Auction-rate securities	$11,750	$—	$—	$11,750
Corporate notes and obligations	20,572	49	(9)	20,612
U.S. government and agency obligations	1,500	—		1,500

Investments in debt and equity securities	$33,822	$49	$(9)	$33,862

	March 31,	December 31,
	2008	2007

Recorded as:
Cash equivalents	$—	$5,038
Short-term investments	18,647	28,824
Long-term investments	4,437	—

	$23,084	$33,862

     The Company invests in investment grade securities. The unrealized gains and losses on these investments were caused by interest rate fluctuations and the failed repricing of the auction rate securities and not credit quality. All of the auction rate securities carry AAA credit ratings from one or more of the major credit rating agencies. These investments are education municipal securities substantially collateralized by the U.S. Department of Education Federal Family Education Loan program guarantee. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. None of the auction rate securities held by the Company are mortgage-backed debt obligations. These failed auctions result in a lack of liquidity in the securities, but are not an indication of an increased credit risk or a reduction in the underlying collateral.

As a result of the failed auctions, the reset interest rates were increased to above market. The Company will not be able to liquidate any of the remaining auction rate securities until a future auction is successful, a buyer is found outside of the auction process or the notes are redeemed. At this time, the Company believes that, due to the nature of the investments, the financial condition of the issuers, and its ability and intent to hold the investments through these short-term loss fluctuations, factors would not indicate that these unrealized gains and losses should be viewed as “other-than-temporary.”
     There were no realized gains or losses on the sales of these securities for the three months ended March 31, 2008 and 2007, respectively.
     The Company measures financial assets at fair value on a recurring basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at March 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$8,755	$8,755	$—	$—
Auction-rate securities (2)	4,437	—	—	4,437
Corporate notes and obligations (3)	16,345	—	16,345	—
U.S. government and agency obligations (3)	2,302	—	2,302	—

Total	$31,839	$8,755	$18,647	$4,437

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet

(2)	Included in long-term investments on the condensed consolidated balance sheet

(3)	Included in short-term investments on the condensed consolidated balance sheet
     Auction rate securities were measured using significant other observable inputs (Level 2) at December 31, 2007, and have transferred to being measured using significant unobservable inputs (Level 3) at March 31, 2008. The table below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

	Balance at			Balance at
	December 31,	Purchases, Sales	Unrealized	March 31,
	2007	and Settlements, net	Gains/Losses, net	2008
Auction-rate securities	$11,750	$(7,050)	$(263)	$4,437
				—

Total	$11,750	$(7,050)	$(263)	$4,437

6. Commitments and Contingencies
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
7. Segment, Geographic and Customer Information
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
     The following table summarizes revenues for the three months ended March 31, 2008 and 2007 by geographic areas (in thousands):

	Three Months Ended March 31,
	2008	2007

United States	$22,752	$20,842
Europe	4,843	3,385
Asia Pacific	528	614

	$28,123	$24,841

     Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

     The following table summarizes revenues to significant customers (including resellers when product is sold through them to an end user) as a percentage of total revenues:

	Three Months Ended March 31,
	2008	2007

Customer 1	3%	13%
Customer 2	3%	10%
8. Comprehensive Loss
     Comprehensive loss is the total of net loss, unrealized gains and losses on investments and foreign currency translation adjustments. Unrealized gains and losses on investments and foreign currency translation adjustment amounts are excluded from net loss and are reported in accumulated other comprehensive loss in the accompanying condensed consolidated financial statements.
     The following table sets forth the components of comprehensive loss for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007

Net loss	$(2,628)	$(3,367)
Other comprehensive loss:
Change in unrealized loss on investments, net	(234)	16
Change in cumulative translation adjustments	(23)	19

Comprehensive loss	$(2,885)	$(3,332)

9. Stock-based Compensation
     Expense Summary
     Under the provisions of FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), $1.7 million of stock-based compensation expense was recorded for the three months ended March 31, 2008 in the condensed consolidated statement of operations. Of the total stock-based compensation expense, approximately $0.7 million was related to stock options, $0.2 million was related to purchases of common stock under the ESPP, and $0.8 million was related to restricted stock units. For the three months ended March 31, 2007, $1.2 million of stock compensation expense was recorded. Of the total stock compensation expense, approximately $1.0 million was related to stock options and $0.2 million was related to purchases of common stock under the ESPP.
     As of March 31, 2008, there was $8.4 million, $5.3 million and $0.9 million of total unrecognized compensation expense related to stock options, restricted stock and the ESPP, respectively. This expense related to stock options, restricted stock and the ESPP is expected to be recognized over a weighted average period of 2.77 years, 1.51 years and 0.76 year, respectively.

     The table below sets forth the changes in the functional classification of stock-based compensation expense for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	March 31,	March 31,	Increase	Year over
	2008	2007	(Decrease)	Year

Stock-based compensation:
Subscription and support	$110	$59	$51	86%
Services and other	317	202	115	57%
Sales and marketing	489	267	222	83%
Research and development	290	325	(35)	(11)%
General and administrative	525	375	150	40%

Total stock-based compensation	$1,731	$1,228	$503	41%

     Determination of Fair Value
     The fair value of each option award is estimated on the date of grant and the fair value of the ESPP is estimated on the beginning date of the offering period using the Black-Scholes valuation model and the assumptions noted in the following table.

	Three Months Ended March 31,
	2008	2007

Stock Option Plans
Expected life (in years)	3.50	3.50
Risk-free interest rate	2.58%	4.50 to 4.77%
Volatility	44%	54%
Dividend Yield	—	—

Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.49 to 1.00
Risk-free interest rate	2.05% to 2.10%	5.05% to 5.16%
Volatility	48% to 61%	33% to 37%
Dividend Yield	—	—
10. Stockholders’ Equity
     Repurchase Program
     On November 27, 2007, our Board of Directors authorized a program for the repurchase of up to $10 million of our outstanding common stock. During the first quarter of 2008, we executed the repurchase of 500,000 shares for a total cost of approximately $2.5 million.
11. Related-Party Transactions
     In 2005, the Company entered into a service agreement with Saama Technologies, Inc. for software consulting services. William Binch, who was appointed to the Company’s Board of Directors in April 2005, is also currently a member of Saama’s board of directors. The Company had expenses of approximately $124,000 and $263,000 for services rendered by Saama for the three months ended March 31, 2008 and 2007, respectively.

     In 2007, Compensation Technologies LLC entered into an operating lease agreement with CCT Properties LLC for its office space. Robert Conti, who was appointed as Senior Vice President, Client Services, in January 2008 in connection with the acquisition of Compensation Technologies LLC, is also a part owner of CCT Properties LLC. The Company had rent expenses for the office space owned by CCT Properties of approximately $45,000 for the three months ended March 31, 2008.
12. Subsequent Event
      Stock Repurchase
      As part of the Stock Repurchase Program, the Company entered into stock repurchase agreements with a financial institution whereupon subsequent to March 31, 2008 the Company provided the financial institution with payments of approximately $1.0 million. This amount will be classified as treasury stock on the Company’s balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 and with the unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q . This section of the Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, prospects, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature. These forward-looking statements include, but are not limited to, statements concerning the following: changes in and expectations with respect to license revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, levels of recurring revenues, staffing and expense levels, the impact of foreign exchange rate fluctuations and the adequacy of our capital resources to fund operations and growth. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. Many of these trends and uncertainties are described in “Risk Factors” set forth elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward- looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Overview of the Results for the Three Months Ended March 31, 2008
     We are a leading provider of Sales Performance Management (SPM) software solutions designed to align internal sales resources and distribution channels with corporate strategy. Our software enhances core processes in sales management, such as the structuring of sales territories, the management of sales force talent, the establishment of sales targets and the creation and execution of sales incentive plans. Using our SPM software solutions, companies can tailor these core processes to further their strategic objectives, including coordinating sales efforts with long-range strategies regarding sales and margin targets, growth initiatives, sales force talent development, territory expansion and market penetration. Our customers can also use our SPM solutions to address more tactical objectives, such as successful new product launches and effective cross-selling strategies. Our SPM solutions can be purchased and delivered as either an on-demand service or an on-premise software solution. However, we have recently announced that we intend for our on-demand service to be our lead offering. Our hosted on-demand service allows customers to use our software products through a web interface rather than purchase computer equipment and install our software at their locations. Leading companies worldwide in the financial services, insurance, communications, high-technology, life sciences and retail industries rely on our solutions for their sales performance management and incentive compensation needs.
     We sell our products as an on-demand service or pursuant to perpetual software licenses both directly through our sales force and in conjunction with our strategic partners. We also offer professional services, including configuration, integration and training, generally on a time-and-materials basis. We generate recurring subscription and support revenues from our on-demand service and from support and maintenance agreements associated with our product licenses, both of which are recognized ratably over the term of the agreement. Both subscription and support services provide for recurring revenue streams, but remain subject to periodic adjustment or cancellation.

Revenue Growth
     Our total revenues increased in the first quarter of 2008 by 13% to $28.1 million compared to $24.8 million in the first quarter of 2007. The increase was primarily the result of a 51% growth in subscription and support revenues and a 44% growth in services and other revenues in the three months ended March 31, 2008 compared to same period in 2007. We attribute the revenue growth to a number of factors, including the shift in our business focus and strategy to our on-demand offering and increased spending on our sales and marketing efforts. Subscription and support revenues were also positively affected by the increase in the number of on-demand customers for which we recognized revenue during the first quarter of 2008 as compared to the same period in 2007. Our license revenues decreased by 52% to $4.0 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The decrease in our license revenues and increase in recurring subscription and support revenues reflected the shift in our business emphasis and strategy from our perpetual offering to our Software-as-a-Service (SaaS) on-demand offering.
Shift in Business Strategy to On-Demand
     In an effort to capitalize on the market opportunity created by the growing demand for SaaS, we have shifted our business focus and strategy to our on-demand offering. This shift has also been reflected in the decline of our license revenues compared to the growth in subscription and support revenues as discussed above. Revenues from our on-demand offering are more predictable and allow us to better align our cost structure. However, we only introduced our on-demand offering in 2006, and continue to evaluate optimal pricing and other terms of the offering. We achieved positive gross margins in our on-demand business for the first time in the first quarter of 2008. While we expect the results of our on-demand offering to improve as we achieve operational scale, if we are unable to continue offering our on-demand service on a profitable basis, our business will be materially and adversely affected.
Other Business Highlights
     Operating expenses decreased by $1.6 million, or 10%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The $1.6 million decrease was net of increases of $0.4 million in restructuring costs and $0.3 million in stock-based compensation. The overall decrease was the result of cost saving actions taken in the fourth quarter of 2007 and the first quarter of 2008. We completed reductions in workforce and recorded charges of approximately $1.5 million in the fourth quarter of 2007 and $0.4 million in the first quarter of 2008 in connection with severance and termination-related costs, most of which were severance-related cash expenditures. The cost savings program was completed in the first quarter of 2008. As of March 31, 2008, we had accrued restructuring charges of $0.2 million.
     On November 27, 2007, our Board of Directors authorized a program for the repurchase of up to $10 million of our outstanding common stock. During the first quarter of 2008, we executed the repurchase of 500,000 shares for a total cost of approximately $2.5 million.
     On January 14, 2008, we completed the acquisition of Compensation Technologies, a leading provider of services for planning, implementing, and supporting incentive compensation processes and tools. Under the terms of the agreement, we paid Compensation Technologies $8.3 million in cash up front and may pay up to an additional $4.8 million upon the completion of key milestones and achievement of target financial metrics. The combination of Compensation Technologies Compensation Management Services (CMS) and Callidus On-Demand offerings provides our customers with a fully managed sales incentive compensation program that includes plan analysis, modeling and design support, plan deployment, reporting, analytics, and ongoing administration. The acquisition augments our portfolio of services offerings while at the same time boosting our on-demand business. In connection with the acquisition, we recorded intangible assets of $3.5 million, which will be amortized to cost of services and other revenues over their useful lives of one to four years, and $3.8 million of goodwill, which will not be amortized but instead will be tested for impairment at least annually. If and when contingent consideration is paid, the amount of such payment will be added to goodwill.

Challenges and Risks
     In response to market demand, we recently shifted our primary business focus from the sale of perpetual licenses for our products to the provision of our software as a service. The SaaS model provides more predictable quarterly revenues. However, we have yet to achieve a scale of operations that enables us to provide our SaaS on a consistently profitable basis. If we are unable to provide our Saas on a profitable basis in the future, our business and operating results may be materially and adversely affected.
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
     If we are unable to grow our revenues, we may be unable to achieve and sustain profitability. In addition to these risks, our future operating performance is subject to the risks and uncertainties described in Item 1A — “Risk Factors” of Part II of this quarterly report on Form 10-Q.
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
     We allocate revenue to each undelivered element based on its estimated fair value, with the fair value determined by the price charged when that element is sold separately. For a certain class of transactions, the fair value of the maintenance portion of our arrangements is based on stated renewal rates rather than stand-alone sales. The fair value of the professional services portion of the arrangement is based on the hourly rates that we charge for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.
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
     If consulting services for implementation and configuration associated with a hosted on-demand arrangement do not qualify as a separate unit of accounting, we will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, we will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then we will recognize a loss for incurred and projected direct costs in excess of the contract value. The deferred costs on our condensed consolidated balance sheets for these arrangements totaled $3.8 million and $3.4 million at March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 and December 31, 2007, $2.7 million and $2.1 million, respectively, of the deferred costs were included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the condensed consolidated balance sheets.
     Included in the deferred costs for hosting arrangements is the deferral of commission payments to our direct sales force, which we amortize over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to our hosted on-demand product offerings was $1.3 million at March 31, 2008 and December 31, 2007.
     Maintenance Revenue. Under perpetual software license arrangements, a customer typically pre-pays maintenance for the first 12 months, and the related revenues are deferred and recognized ratably over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.
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
     In certain arrangements, we have provided for unique acceptance criteria associated with the delivery of consulting services. In these instances, we have recognized revenue in accordance with the provisions of SOP 81-1. To the extent there is contingent revenue in these arrangements, we measure the level of profit that is expected based on the non-contingent revenue and the total expected project costs. If we are assured of a certain level of profit excluding the contingent revenue, we recognize the non-contingent revenue on a percentage-of-completion basis and we recognize the contingent revenue upon final acceptance.
     Allowance for Doubtful Accounts and Sales Return Reserve
     We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our condensed consolidated balance sheets, totaled approximately $128,000 and $154,000 at March 31, 2008 and December 31, 2007, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.
     We generally provide that our services will be performed in accordance with the criteria agreed upon in a statement of work, which we generally execute with each applicable customer prior to commencing work. Should these services not be performed in accordance with the agreed upon criteria, we typically provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists,” management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests, as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if, for any period, actual returns differ from management’s previous judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our condensed consolidated balance sheets, was approximately $288,000 and $225,000 at March 31, 2008 and December 31, 2007, respectively.

     Stock-Based Compensation
     FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107), requires the recognition of the fair value of stock-based compensation in determining net income. Stock-based compensation expense associated with stock options consists of the amortization related to the remaining unvested portion of all stock option awards granted prior to the adoption of SFAS 123R and the amortization related to all stock option and restricted stock granted subsequent to the adoption of SFAS 123R. In addition, we record expense over the offering period and the vesting term in connection with the right to acquire shares pursuant to our Employee Stock Purchase Plan (ESPP) and restricted stock. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method.
     Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our consolidated balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. With the exception of the net deferred tax assets of one of our foreign subsidiaries, we maintained a full valuation allowance against our net deferred tax assets at March 31, 2008. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. We also use estimates in determining income tax positions under Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment and is subject to audit by tax authorities in the ordinary course of business.
     Goodwill and Intangible Assets
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we plan to review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. In order to estimate the fair value of goodwill, we will estimate future revenue, consider market factors and estimate our future cash flows. We will evaluate goodwill for impairment by comparing the carrying amount of the asset group, including the associated goodwill, to its estimated undiscounted future cash flows. Intangible assets with finite lives are amortized over their estimated useful lives in accordance with SFAS 142. Our intangible assets are amortized over their estimated useful lives of one to five years. Generally, amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed. Based on our assumptions, judgments and estimates, we will determine whether we need to record an impairment charge to reduce the value of the asset carried on our consolidated balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or internal forecasts. Although we believe the assumptions, judgments and estimates we have made in the past have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results.
     Impairment of Long-Lived Assets
     We assess impairment of our long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires long-lived assets, such as property and equipment and purchased intangibles subject to amortization, to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Upon classification of long lived assets as “held for sale,” such assets are measured at the lower of their carrying amount or fair value less cost to sell and we cease further depreciation or amortization.
     Investments
     We consider all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of March 31, 2008 and December 31, 2007 consisted of money market funds and corporate notes and obligations. We determine the appropriate classification of investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. As of March 31, 2008 and December 31, 2007, all investment securities were designated as “available for sale.” We consider all investments that are available for sale that have a maturity date longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which we do not have a positive intent to hold to maturity. However, due to the failed repricing and unrealized loss on the Company’s investments in auction rate securities, these investments were recorded as long-term investments on the condensed consolidated balance sheet as of March 31, 2008, to reflect the current lack of liquidity of these investments. These available for sale securities are carried at estimated fair value based on quoted market prices or observable and unobservable inputs, with the unrealized gains (losses) reported as a separate component of stockholders’ equity. See Note 5 — Investments for discussion of fair value inputs used. We periodically review the realizable value of our investments in marketable securities. When assessing marketable securities for other than temporary declines in value, we consider such factors as the length of time and extent to which fair value has been less than the cost basis, the market outlook in general and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If an other than temporary impairment of the investments is deemed to exist, the carrying value of the investment would be written down to its estimated fair value.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. We have adopted the new accounting provision, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2, as of January 1, 2008. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements. See Note 5 for information and related disclosures regarding our fair value measurements.
     In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits us to choose to measure many financial instruments and certain other items at fair value.

We adopted SFAS 159 as of January 1, 2008. As we already measure our financial instruments at fair value, we did not make any fair value elections during the current period. Therefore, the adoption of SFAS 159 did not impact our condensed consolidated financial statements.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2008 and 2007
Revenues, cost of revenues and gross profit
     The table below sets forth the changes in revenues, cost of revenues and gross profit for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 (in thousands, except percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Total	March 31,	of Total	Increase	Year over
	2008	Revenues	2007	Revenues	(Decrease)	Year

Revenues:
License	$3,984	14%	$8,358	34%	$(4,374)	(52)%
Subscription and support	8,284	29%	5,496	22%	2,788	51%
Services and other	15,855	56%	10,987	44%	4,868	44%

Total revenues	$28,123	100%	$24,841	100%	$3,282	13%

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Related	March 31,	of Related	Increase	Year over
	2008	Revenues	2007	Revenues	(Decrease)	Year

Cost of revenues:
License	$242	6%	$221	3%	$21	10%
Subscription and support	3,252	39%	3,031	55%	221	7%
Services and other	12,819	81%	9,349	85%	3,470	37%

Total cost of revenues	$16,313		$12,601		$3,712

Gross profit:
License	$3,742	94%	$8,137	97%	$(4,395)	(54)%
Subscription and support	5,032	61%	2,465	45%	2,567	104%
Services and other	3,036	19%	1,638	15%	1,398	85%

Total gross profit	$11,810	42%	$12,240	49%	$(430)	(4)%

Revenues
     License Revenues. License revenues decreased $4.4 million, or 52%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease was due to the lower number of license transactions closed combined with a lower average license revenue per transaction in the first quarter of 2008 as compared to the first quarter of 2007. We had one transaction in the first quarter of 2008 that had a license value over $1.0 million compared to two such transactions in the first quarter of 2007. We expect our license revenues to continue to fluctuate from quarter to quarter in the near term since we generally complete a relatively small number of transactions in a quarter and the revenue from those software license sales can vary widely. Over time we expect license revenues to decline further as we continue to shift our strategic focus to providing SaaS.
     Subscription and Support Revenues. Subscription and support revenues increased by $2.8 million or 51% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase is primarily the result of an increase of $2.0 million in on-demand subscription revenues in the first quarter of 2008. This reflected the increase in the number of on-demand customers for which we recognized revenue during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Support revenues for maintenance services increased by $0.8 million in the first quarter of

2008 compared to the first quarter of 2007, which was a result of license sales to new customers and continued renewal of maintenance support by our existing customers.
     Services and Other Revenues. Services and other revenues increased by $4.9 million or 44% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was primarily due to the increase in the number of engagements for configuration and implementation services associated with new on-demand subscriptions and new customer licenses and follow on service engagements for existing customers. The increase was also attributed to services provided to new customers acquired as part of the Compensation Technologies acquisition. Included in services and other revenues for the three months ended March 31, 2008 was a one-time fee of approximately $0.8 million paid to us by one of our customers. This customer was recently acquired by another company, and as a result stated its intent to terminate our services. Service revenues may be negatively affected to the extent our customers select a third party to implement our software rather than us.
Cost of Revenues and Gross Margin
     Cost of License Revenues. Cost of license revenues increased $21,000, or 10%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase as a percentage of license revenues was the result of amortizing relatively fixed expenses related to intangible assets comprised of third-party software licenses used in our products over a smaller license revenue total.
     Cost of Subscription and Support Revenues. Cost of subscription and support revenues increased by $0.2 million, or 7%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was due to the investment we made to grow our on-demand business as well as the increase in related subscription and support revenues discussed above. As a percentage of related revenues, cost of subscription and support revenues improved to 39% in the three months ended March 31, 2008 compared to 55% in the three months ended March 31, 2007. This improvement is primarily attributable to the increase in the number of on-demand customers for which we recognized revenue during this quarter as discussed above.
     Cost of Services and Other Revenues. Cost of services and other revenues increased by $3.4 million, or 37%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was primarily due to the increase in related services and other revenues as discussed above and increases in personnel related costs. The increase in cost of services and other revenues was also attributable to services related to newly acquired Compensation Technologies customers as discussed above and acquisition related amortization costs of $0.4 million.
     Gross Margin. Our overall gross margin decreased to 42% in the first quarter of 2008 from 49% in the first quarter of 2007. The decrease in our gross margin is primarily attributable to the shift in revenue mix to lower margin services and other revenues, which represented 56% of our total revenues for the three months ended March 31, 2008 compared to 44% for the three months ended March 31, 2007. The effect of the revenue mix shift was partially offset by improvements in our gross margins for subscription and support revenues and services and other revenues. In the future, we expect our gross margins to fluctuate depending primarily on the mix of subscription and support and services and other revenues versus license revenues.

Operating Expenses
     The table below sets forth the changes in operating expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 (in thousands, except percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Total	March 31,	of Total	Increase	Year over
	2008	Revenues	2007	Revenues	(Decrease)	Year

Operating expenses:
Sales and marketing	$7,272	26%	$8,255	33%	$(983)	(12)%
Research and development	3,685	13%	4,198	17%	(513)	(12)%
General and administrative	3,394	12%	3,902	16%	(508)	(13)%
Restructuring	397	1%	—	—%	397	100%

Total operating expenses	$14,748	52%	$16,355	66%	$(1,607)	(10)%

     Sales and Marketing. Sales and marketing expenses decreased $1.0 million, or 12%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease was partly attributable to decreases in commission costs of $0.4 million, resulting from a decrease in license sales. We have shifted our business focus to our on-demand offering, and commission expenses associated with hosted on-demand arrangements are deferred and then amortized over the non-cancelable term of the contract as the related revenue is recognized. Commission expenses related to license sales are incurred in the period the transaction occurs. In addition, partner selling fees decreased $0.6 million, as we did not close any partner related transactions in the first quarter of 2008.
     Research and Development. Research and development expenses decreased $0.5 million, or 12%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease was primarily attributable to decreases in personnel costs of $0.5 million as a result of lower headcount.
     General and Administrative. General and administrative expenses decreased $0.5 million, or 13%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease was primarily a result of $0.5 million in reduced costs for consultants related to compliance with Section 404 of the Sarbanes-Oxley Act.

Stock-Based Compensation
     Expenses for the three months ended March 31, 2008 and 2007 include stock-based compensation expenses as follows (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	March 31,	March 31,	Increase	Year over
	2008	2007	(Decrease)	Year

Stock-based compensation:
Subscription and support	$110	$59	$51	86%
Services and other	317	202	115	57%
Sales and marketing	489	267	222	83%
Research and development	290	325	(35)	(11)%
General and administrative	525	375	150	40%

Total stock-based compensation	$1,731	$1,228	$503	41%

     Total stock-based compensation expenses increased $0.5 million, or 41%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The overall increase was primarily attributable to newly granted stock options and restricted stock units for employees acquired as part of the Compensation Technologies acquisition.
Other Items
     The table below sets forth the changes in other items for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	March 31,	March 31,	Increase	Year over
	2008	2007	(Decrease)	Year

Interest and other income	$531	$769	$(238)	(31)%

Provision for income taxes	$221	$21	$200	952%

     Interest and Other Income
     Interest and other income decreased $0.2 million, or 31%, in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease was primarily attributable to the decrease in interest income generated on our investments as a result of lower interest rates and lower cash balances during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
     Provision for Income Taxes
     Provision for income taxes was $0.2 million for the three months ended March 31, 2008 compared to $21,000 for the three months ended March 31, 2007. The provisions for the three months ended March 31, 2008 and 2007 were primarily due to foreign withholding taxes and income taxes related to our foreign operations. With the exception of the net deferred tax assets of one of our foreign subsidiaries, we maintained a full valuation allowance against our deferred tax assets based on our determination that it was more likely than not that the deferred tax assets would not be realized.

Liquidity and Capital Resources
     As of March 31, 2008, we had $37.8 million of cash, cash equivalents and short-term investments compared to $50.6 million as of March 31, 2007.
     Net Cash Used in Operating Activities. Net cash used in operating activities was $0.1 million for the three months ended March 31, 2008 while net cash provided by operating activities was $4.5 million for the three months ended March 31, 2007. The significant cash receipts and outlays for the two periods are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Cash collections	$29,098	$29,031
Payroll-related costs	(18,811)	(17,197)
Professional services costs	(5,861)	(3,733)
Employee expense reports	(1,795)	(2,239)
Facilities-related costs	(1,317)	(999)
Third-party royalty payments	(102)	(188)
Restructuring payments	(813)	—
Other	(460)	(181)

Net cash (used in) provided by operating activities	$(61)	$4,494

     Net cash used in operating activities increased $4.6 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was primarily attributable to a $2.2 million increase in professional services related to increased use of subcontractors, a $1.6 million increase in payroll-related costs due to an increase in headcount, and a $0.8 million increase in restructuring payments.
     Net Cash Used in/Provided by Investing Activities. Net cash used in investing activities was $2.5 million for the three months ended March 31, 2008 compared to net cash provided by investing activities of $2.8 million for the three months ended March 31, 2007. Net cash used in investing activities during the three months ended March 31, 2008 was due to cash paid for the Compensation Technologies acquisition of $7.5 million, purchases of investments of $7.2 million, purchases of property and equipment of $0.5 million and purchases of intangible assets of $0.1 million, partially offset by proceeds from maturities and sale of investments of $12.8 million. For the three months ended March 31, 2007, net cash provided by investing activities was primarily due to proceeds from maturities and sale of investments of $10.5 million, partially offset by purchases of investments of $7.3 million, purchases of property and equipment of $0.3 million and purchases of intangible assets of $0.1 million.
     Net Cash Used in/Provided by Financing Activities. Net cash used in financing activities was $0.1 million for the three months ended March 31, 2008 compared to net cash provided by financing activities of $1.7 million for the three months ended March 31, 2007. Net cash used in financing activities during the three months ended March 31, 2008 was due to cash paid for purchases of treasury stock of $2.5 million, partially offset by cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $2.4 million. The net cash provided by financing activities for the three months ended March 31, 2007 reflected proceeds from the exercise of stock options and shares purchased under our employee stock purchase plan.
Auction Rate Securities
     As of December 31, 2007, we had auction rate securities with a par value of $11.8 million. In January 2008, we liquidated $7.1 million in par value of these auction rate securities. The remaining auction rate securities with par value of $4.7 million had successfully repriced in January and early February 2008. However, beginning in late February 2008, these remaining auction rate securities failed to reprice, resulting in us continuing to hold these securities. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates.

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
     As a result of the failed auctions, the reset interest rates were increased to above market. We will not be able to liquidate any of our remaining auction rate securities until a future auction is successful, a buyer is found outside of the auction process or the notes are redeemed. As of March 31, 2008, we had auction rate securities with a par value of $4.7 million and an estimated fair value of $4.4 million, which reflects unrealized losses in these investments. These investments are recorded as long-term investments on our condensed consolidated balance sheet at March 31, 2008 and are on deposit with major financial institutions. We will continue to evaluate the fair value of our investments in auction rate securities for a potential other-than-temporary impairment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Staff Accounting Bulletin Topic 5, “Miscellaneous Accounting” and Financial Accounting Standards Board Staff Position SFAS 115-1 and 124- 1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”
Contractual Obligations and Commitments
     The following table summarizes our contractual cash obligations (in thousands) at March 31, 2008. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the table. In addition, to the extent that payments for unconditional purchase commitments for goods and services are based, in part, on volume or type of services required by us, we included only the minimum volume or purchase commitment in the table below.

	Payments due by Period
		Remaining					2013
Contractual Obligations	Total	2008	2009	2010	2011	2012	and beyond

Operating lease commitments	$8,278	$2,134	$2,679	$2,005	$857	$180	$423

Unconditional purchase commitments	$3,541	$1,556	$1,240	$541	$104	$100	$—

     With the exception of the above contractual cash obligations, we have no material off-balance sheet arrangements that have not been recorded in our condensed consolidated financial statements.
     For our New York, New York and San Jose, California offices, we had two certificates of deposit totaling approximately $434,000 as of March 31, 2008 and December 31, 2007, pledged as collateral to secure letters of credit required by our landlords for security deposits.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is also a result of fluctuations in interest rates and foreign exchange rates. We had auction rate securities that failed to reprice during the first quarter of 2008, which resulted in a liquidity risk. This was a result of illiquidity and imbalance in order flow for auction rate securities. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral; however, parties wishing to sell securities could not do so. Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities. If these auctions continue to fail, it could result in our holding securities beyond their next scheduled auction reset dates and will limit the short-term liquidity of these investments. We currently believe these securities are not significantly impaired, primarily due to the collateral underlying these securities and/or the creditworthiness of the issuer. Based on our expected operating cash flows, and our other sources and uses of cash, we do not anticipate that the potential lack of liquidity on these investments will affect our ability to execute our current business plan. As such, we have recorded these auction rate securities as long-term investments at March 31, 2008. We do not hold or issue financial instruments for trading purposes, and we invest in investment grade securities. We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our investment portfolios, which are approved by our Board of Directors. The guidelines also establish credit quality standards, limits on exposure to any one security issue, limits on exposure to any one issuer and limits on exposure to the type of instrument. At this time, we believe that, due to the nature of our investments, the financial condition of the issuers, and our ability and intent to hold the investments through short-term loss fluctuations, factors would not indicate that any unrealized gains and losses should be viewed as “other-than-temporary.”
     Interest Rate Risk. We invest our cash in a variety of financial instruments, consisting primarily of investments in money market accounts, high quality corporate debt obligations and United States government obligations. Our investments are made in accordance with an investment policy approved by our Board of Directors. All of our investments are classified as available for sale and carried at estimated fair value, which is determined based on quoted market prices or other readily available market information, with net unrealized gains and losses included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets.
     Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At March 31, 2008, except for auction rate securities, the average maturity of our investments was approximately four months, and all investment securities other than auction rate securities had effective maturities of less than 24 months. The following table presents certain information about our financial instruments at March 31, 2008 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity		Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value

Available-for-sale securities	$16,143	$7,135	$23,278	$23,084
Weighted average interest rate	4.02%	5.97%
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of March 31, 2008, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to market risk related to debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest expense market risk.

     Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, Germany, Canada and Australia operations, are generally denominated in United States dollars. For the three months ended March 31, 2008, approximately 17% of our total revenues were denominated in foreign currency. Our exchange risks and foreign exchange losses have been minimal to date. We expect to continue to transact a majority of our business in United States dollars.
     Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.
     As of March 31, 2008, we had no outstanding foreign currency forward exchange contracts.
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
     In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
     We incurred net losses of $2.6 million in the first quarter of 2008, as well as $12.5 million and $8.7 million in 2007 and 2006, respectively. We expect to continue to incur substantial expenses for the foreseeable future as we increase our business focus on our hosted on-demand service, expand our operations domestically and internationally and as we increase the number of our product offerings. In addition, as we increasingly focus on our on-demand business, we expect our perpetual license revenues will continue to decline, and this trend will have an adverse effect on our overall gross margins. To achieve profitability, we must increase our total revenues and improve our gross margin on subscription and support revenues and service and other revenues. We cannot be sure that we will achieve or sustain profitability on a quarterly or annual basis in the future. If we cannot increase our total revenues and improve our gross margins our future results of operations and financial condition will be negatively affected.
If our hosted on-demand offering fails to achieve broad market acceptance, or if we are unable to consistently offer this service on a profitable basis, our operating results could be adversely affected.
     We have invested, and expect to continue to invest, substantial resources to expand, market, and implement our hosted on-demand offering. In the first quarter of 2008, we achieved a positive gross margin on sales of our hosted on-demand offering for the first time. Historically, we have realized a negative gross margin on sales of this service and there can be no assurance that we will be able to offer our on-demand service profitably in the future. As we continue to promote our hosted on-demand service, there is a risk of confusion in the market over the alternative ways to purchase our software, which could result in delayed sales. In addition, with our decision to increase our focus on our on-demand service, customers that might otherwise purchase a perpetual license may instead opt for our hosted on-demand service, possibly late in the sales cycle. To the extent our hosted on-demand offering results in a shift away from perpetual licenses, our revenue and operating results will be adversely affected in the short-term as revenues for on-demand services are recognized over the life of the agreement with each of our customers. Any such shift will also have a longer term adverse effect on operating results, as our on-demand offering is expected to continue to generate much lower margins than our perpetual license sales.
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
     Our quarterly license revenues are typically dependent upon the closing of a relatively small number of transactions involving perpetual licensing of our products to new customers. As such, variations in the rate and timing of conversion of sales prospects into license revenues could result in our failure to meet revenue objectives or achieve or maintain profitability in future periods. In addition, we generally recognize the bulk of our license revenues for a given sale either at the time we enter into the agreement and deliver the product, or over the period in which we perform any services that are essential to the functionality of the product. Unexpected changes in the number and size of transactions or other contractual terms late in the negotiation process or changes in the mix of contracts we enter into, including customers’ selection of our on-demand solution (for which revenues are included in our subscription and support revenues and recognized ratably over future periods) in lieu of perpetual licenses, could therefore materially and adversely affect our revenues in a quarter. Typically, customers tend to gravitate toward perpetual or on-demand solutions with some crossover. We expect the level of crossover towards on-demand to increase, and thus our license revenues would be adversely affected. Reductions in the amount of customers’ purchases or delays in recognition of revenues would adversely affect our revenues, results of operations and financial condition.
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
     We generally recognize on-demand and maintenance revenues from customers ratably over the terms of their subscription and maintenance support agreements, which are typically 12 to 24 months, although terms can range from one to 60 months. As a result, most of the subscription and maintenance revenues we report in each quarter result from the recognition of deferred revenue relating to subscription and maintenance agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions and maintenance in any one quarter will not necessarily be fully reflected in the revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our on-demand service may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
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
     Our revenues, particularly our license revenues, are extremely difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. For example, in the first six months of 2005 and throughout 2004, our license revenues were substantially lower than expected due to purchasing delays by our customers and our failure to close transactions, resulting in significant net losses. Conversely, our license revenues from mid-2005 through the third quarter of 2007 were greater than in the corresponding prior year periods, primarily as a result of closing more and larger transactions. Beginning in the third quarter of 2007, we believe our sales of products to the financial services sector may have been adversely affected by the deterioration of the mortgage markets and corresponding adverse effects on the operating results of our potential customers. In addition, our license revenues have historically been seasonal, with highest revenues in the fourth quarter and lower revenues during the second and third quarters of the year. In the future, we expect that our increased focus on our on-demand business may result in lower revenues from perpetual licenses.
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
     We experienced significant growth in 2007 and the first quarter of 2008 in our operations and are planning for continued growth. If growth continues, we will likely need to expand the size of our sales and marketing, research and development and general and administrative staffs, grow our related operations and strengthen our financial and accounting controls. This expansion may increase revenues and expenses in absolute dollars, and there is no assurance that our infrastructure would be sufficiently scalable to efficiently manage any growth that we may experience. For example, if we increased sales of licenses, we could experience a significant increase in demand for our professional services personnel to implement our solutions. If we are unable to address these additional demands on our resources, our operating results and growth might suffer. Even if we are able to hire additional personnel, they will require a substantial period of training, and there is no guarantee that any new personnel will be as highly qualified as our existing personnel. As a result, certain implementations of our solution may not meet our customers’ expectations, our reputation could be harmed and our business and operating results could be adversely affected. Also, if we continue to expand our operations, our systems, procedures or controls might not be adequate to support expansion. Further, to the extent we invest in additional resources to support further growth and growth in our revenues does not ensue, our operating results would be adversely affected. If we are unable to further leverage our operating cost investments as a percentage of revenues our ability to generate profits will be adversely impacted. Thus, our inability to manage our growth could harm our business.
Our service revenues produce substantially lower gross margins than our license and subscription and support revenues, and relative increases in services revenues have harmed, and may continue to harm, our overall gross margins.
     Our services and other revenues, which include fees for consulting, implementation and training, were 56% of our revenues for the first quarter of 2008 and 48% and 40% of our revenues for the years 2007 and 2006, respectively. Our service and other revenues have substantially lower gross margins than our license and subscription and support revenues. Failure to increase our higher margin license and subscription and support revenues in the future would adversely affect our overall gross margin and operating results.
     Historically, service and other revenues as a percentage of total revenues have varied significantly from period to period due to fluctuations in licensing revenues, changes in the average selling prices for our products and services and the effectiveness and appeal of competitive service providers. In addition, the volume and profitability of services can depend in large part upon:
•	Competitive pricing pressure on the rates that we can charge for our professional services;

•	the complexity of the customers’ information technology environments;

•	the priority and resources customers place on their implementation projects; and

•	the extent to which outside consulting organizations provide services directly to customers.
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
     We promoted Leslie Stretch to president and chief executive officer in December 2007 after Robert Youngjohns, our president and chief executive officer since May 2005, resigned to take a position with Microsoft. Mr. Stretch was formerly our senior vice president of global sales, marketing and on-demand Business. Thereafter, also in December 2007, we announced the promotion of our vice president of North American sales, Bryan Burkhart, to the position of senior vice president, global sales, and the departures of Richard Furino, our senior vice president of worldwide client services, and Shanker Trivedi, our senior vice president of corporate development. In connection with our merger with Compensation Technologies, LLC in January 2008, we announced the appointment of Robert Conti as senior vice president, client services. Also, in April 2008, we promoted two of our vice presidents to the executive management team. Jeffrey Saling was promoted to senior vice president, on-demand, and Stephen T. Apfelberg was promoted to senior vice president, marketing.
     Our success depends to a significant extent on the effective transition of our new president and chief executive officer, the timely and successful integration of our new senior vice president of client services and the ability of our new senior vice presidents to adapt to their expanded roles. Moreover, all of our existing personnel, including our executive officers, are employed on an “at-will” basis. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan would be harmed. Even if we can timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.
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
     We may in the future acquire or make investments in other complementary companies, products, services and technologies. For example, in January 2008 we acquired Compensation Technologies LLC and hired its president and chief executive officer, Robert Conti, to fill our vacant senior vice president, client services position in an effort to expand our services offerings and improve our services related operations. Acquisitions and investments involve a number of risks, including the following:
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
     The consideration paid in connection with an investment or acquisition also affects our financial condition and operating results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash or incur substantial debt to consummate such acquisitions. If we incur substantial debt, it could result in material limitations on the conduct of our business. To the extent we issue shares of stock or other rights to purchase stock, including options, existing stockholders may be diluted. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs (such as acquired in-process research and development) and restructuring charges. They may also result in the acquisition of goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.
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
     Our customers regularly require large, often enterprise-wide deployments of our products, which require a substantial degree of technical and logistical expertise to implement and support. It may be difficult for us to manage these deployments, including the timely allocation of personnel and resources by us and our customers. Failure to successfully manage the process could harm our reputation both generally and with specific customers and may cause us to lose existing customers, face potential customer disputes or limit the number of new customers that purchase our products, each of which could adversely affect our revenues and increase our technical support and litigation costs. For example, in the fourth quarter of 2005, we deferred recognition of approximately $0.8 million of service revenue due to a single customer dispute for an implementation project.
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
     We derive, and expect to continue to derive, a substantial majority of our revenues from our TrueComp product and related products and services. Because we have historically sold our product licenses on a perpetual basis and delivered new versions and enhancements to customers who purchase maintenance contracts, our future license revenues are substantially dependent on new customer sales. The introduction of our products through our hosted on-demand solution still consists substantially of our TrueComp product. In addition, substantially all of our TrueInformation product sales have historically been made in connection with TrueComp sales. As a result of these factors, we are particularly vulnerable to fluctuations in demand for TrueComp. Accordingly, if demand for TrueComp and related products and services decline significantly, our business and operating results will be adversely affected.
If we reduce prices or alter our payment terms to compete successfully, our margins and operating results may be adversely affected.
     The intensely competitive market in which we do business may require us to reduce our prices and/or modify our traditional licensing revenue generation strategies in ways that may delay revenue recognition on all or a portion of our licensing transactions. For example, the introduction of our hosted on-demand offering was our response to changing market conditions. Revenues from the hosted on-demand offering, which is sold on a subscription basis, are recognized ratably over time, as opposed to perpetual license revenues, which we generally recognize in the quarter in which the transaction closes or as the product is implemented. If our competitors offer deep discounts on competitive products or services, we may be required to lower prices or offer other terms more favorable to our customers in order to compete successfully. Some of our competitors may bundle their software products that compete with ours with their other products and services for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, limit the prices that we can charge for our products. If we cannot offset price reductions and other terms more favorable to our customers with a corresponding increase in the number of sales or decreased spending, then the reduced revenues resulting from lower prices or revenue recognition delays would adversely affect our margins and operating results.
Our products depend on the technology of third parties licensed to us that are necessary for our applications to operate and the loss or inability to maintain these licenses, errors in such software, or discontinuation or updates to such software could result in increased costs or delayed sales of our products.

     We license technology from several software providers for our rules engine, analytics, web viewer and quota management application, and we anticipate that we will continue to do so. We also rely on generally available third-party software such as WebSphere and WebLogic to run our applications. Any of these software applications may not continue to be available on commercially reasonable terms, if at all, or new versions may be released that are incompatible with our prior or existing software releases. Some of the products could be difficult to replace, and developing or integrating new software with our products could require months or years of design and engineering work. The loss or modification of any of these technologies could result in delays in the license of our products until equivalent technology is developed or, if available, is identified, licensed and integrated. For example, we entered into an agreement to license our quota management software application from Hyperion Solutions in the third quarter of 2006. Hyperion Solutions was acquired in April 2007 by one of our competitors, Oracle. In April 2008, we received notification from Oracle that it was terminating our arrangement. We are still assessing the impact of this termination, but do not expect that it will have a material adverse impact on our revenues or obligations to our customers.
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
Our use of third party international product development and support services may prove difficult to manage or of inadequate quality to allow us to realize our cost reduction goals and produce new products to drive growth.
     We have begun using an India-based firm to provide certain software engineering services and support. We believe that the use of offshore engineering and support services will allow us to cost effectively increase our product development while concurrently maintaining and supporting our existing products. We have limited experience in managing development and support of our products by offshore contractors, and may not be able to maintain quality support or increase our product development. If we are unable to successfully maintain product and support quality through our efforts with international third party service providers, our attempts to reduce costs and drive growth through new products may be negatively impacted which would adversely affect our results of operations.
Our investment portfolio may be impaired by further deterioration of the capital markets.
     Our cash equivalent and investment portfolio as of March 31, 2008 consists of investment grade auction rate securities, corporate notes and obligations and government and agency obligations. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer.
     As a result of current adverse financial market conditions, our auction rate securities with a total par value of approximately $4.7 million may pose risks arising from liquidity concerns. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Therefore, because of the short interest rate reset period, the Company has historically recorded them as current available-for-sale securities. However, beginning in late February 2008, these remaining auction rate securities failed to reprice, resulting in us continuing to hold these securities. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. Due to the liquidity risk, as of March 31, 2008, we recorded unrealized losses of $0.3 million related to these auction rate securities and classified them as long-term investments on our condensed consolidated balance sheet. These investments are all education municipal securities substantially collateralized by the U.S. Department of Education Federal Family Education Loan program guarantee. None of the auction rate securities held by the Company are mortgage-backed debt obligations. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. All of these investments carry AAA credit ratings from one or more of the major credit rating agencies and we believe that given their high credit quality, we will ultimately recover at par all amounts invested in these securities. We do not anticipate that any potential lack of liquidity in these auction rate securities, even for an extended period of time, will affect our ability to finance our operations. We continue to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. However, if the interest rate environment changes, we may incur further unrealized losses. We cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.
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
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of January 14, 2008 by and among Compensation Technologies LLC, Callidus Software, Inc., CMS Merger Sub LLC, Robert Conti, Gary Tubridy and David Cichelli and Robert Conti, as Member Representative (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on January 14, 2008)

2.2	Agreement and Plan of Merger dated as of January 14, 2008 by and among Compensation Management Services LLC, Callidus Software, Inc., CMS Merger Sub LLC, Robert Conti, Gary Tubridy and David Cichelli and Robert Conti, as Member Representative (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Commission on January 14, 2008)

2.3	Offer of Employment for Robert Conti (incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K filed with the Commission on January 14, 2008)

10.24	Form of Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K filed with the Commission on January 29, 2008)

31.1	302 Certifications

32.1	906 Certification
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2008.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer, Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of January 14, 2008 by and among Compensation Technologies LLC, Callidus Software, Inc., CMS Merger Sub LLC, Robert Conti, Gary Tubridy and David Cichelli and Robert Conti, as Member Representative (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on January 14, 2008)

2.2	Agreement and Plan of Merger dated as of January 14, 2008 by and among Compensation Management Services LLC, Callidus Software, Inc., CMS Merger Sub LLC, Robert Conti, Gary Tubridy and David Cichelli and Robert Conti, as Member Representative (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Commission on January 14, 2008)

2.3	Offer of Employment for Robert Conti (incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K filed with the Commission on January 14, 2008)

10.24	Callidus Software Inc. Form of Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K filed with the Commission on January 29, 2008)

31.1	302 Certifications

32.1	906 Certification