Form 10-Q
period 2008-06-30
CALLIDUS SOFTWARE INC
filed 2008-08-11
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     There were 30,057,961 shares of the registrant’s common stock, par value $0.001, outstanding on August 1, 2008, the latest practicable date prior to the filing of this report.

     Callidus Software®, the Callidus logo®, Callidus TRUEANALYTICS™, TRUECOMP®, TRUEINFORMATION®, TRUEPERFORMANCE®, TRUEPRODUCER™, TRUEQUOTA™ and TRUERESOLUTION® are our trademarks, among others not referenced in this quarterly report of Form 10-Q. All other trademarks, service marks, or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,736	$21,813
Short-term investments	14,561	28,824
Accounts receivable, net	16,356	23,575
Deferred income taxes	423	423
Prepaid and other current assets	5,217	4,038

Total current assets	66,293	78,673
Long-term investments	4,438	—
Property and equipment, net	5,341	4,438
Goodwill	3,716	—
Intangible assets, net	4,466	2,333
Deferred income taxes, noncurrent	90	90
Deposits and other assets	1,436	1,913

Total assets	$85,780	$87,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,012	$2,901
Accrued payroll and related expenses	5,014	7,326
Accrued expenses	4,872	4,137
Deferred revenue	20,206	15,231

Total current liabilities	32,104	29,595
Long-term deferred revenue	1,924	2,326
Other liabilities	1,802	1,089

Total liabilities	35,830	33,010

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 30,034 and 29,704 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	30	30
Additional paid-in capital	206,782	203,110
Accumulated other comprehensive income	144	456
Accumulated deficit	(157,006)	(149,159)

Total stockholders’ equity	49,950	54,437

Total liabilities and stockholders’ equity	$85,780	$87,447

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Unaudited)
Revenues:
License	$1,872	$7,311	$5,856	$15,669
Subscription and support	10,051	5,965	18,335	11,461
Services and other	11,539	13,265	27,394	24,252

Total revenues	23,462	26,541	51,585	51,382
Cost of revenues:
License	108	234	350	455
Subscription and support	3,670	2,464	6,949	5,496
Services and other	11,081	12,392	23,873	21,740

Total cost of revenues	14,859	15,090	31,172	27,691

Gross profit	8,603	11,451	20,413	23,691

Operating expenses:
Sales and marketing	7,088	7,608	14,360	15,863
Research and development	3,465	3,895	7,150	8,093
General and administrative	3,339	3,519	6,733	7,421
Restructuring	—	—	397	—

Total operating expenses	13,892	15,022	28,640	31,377

Operating loss	(5,289)	(3,571)	(8,227)	(7,686)
Interest and other income, net	192	813	723	1,582

Loss before provision for income taxes	(5,097)	(2,758)	(7,504)	(6,104)
Provision for income taxes	122	87	343	108

Net loss	$(5,219)	$(2,845)	$(7,847)	$(6,212)

Net loss per share — basic and diluted
Net loss per share	$(0.17)	$(0.10)	$(0.26)	$(0.22)

Shares used in basic per share computation	29,989	28,909	29,873	28,762

Shares used in diluted per share computation	29,989	28,909	29,873	28,762

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,847)	$(6,212)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	1,141	946
Amortization of intangible assets	1,367	126
Provision for doubtful accounts and sales returns	(55)	38
Stock-based compensation	3,896	2,744
Loss on disposal of property	2	2
Estimated loss on fixed fee contracts	510	—
Net accretion on investments	(140)	(321)
Changes in operating assets and liabilities:
Accounts receivable	10,953	(1,353)
Prepaid and other current assets	(917)	(203)
Other assets	492	(347)
Accounts payable	(1,518)	2,433
Accrued payroll and related expenses	(2,319)	436
Accrued expenses	(2,578)	3,205
Deferred revenue	4,366	(1,667)

Net cash (used in) provided by operating activities	7,353	(173)

Cash flows from investing activities:
Purchases of investments	(13,919)	(24,097)
Proceeds from maturities and sale of investments	23,600	23,929
Purchases of property and equipment	(1,258)	(1,364)
Purchases of intangible assets	(100)	(100)
Acquisition, net of cash acquired	(7,500)	—

Net cash (used in) provided by investing activities	823	(1,632)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,497	1,958
Purchases of treasury stock	(3,721)	—

Net cash (used in) provided by financing activities	(224)	1,958

Effect of exchange rates on cash and cash equivalents	(29)	(45)

Net increase in cash and cash equivalents	7,923	108
Cash and cash equivalents at beginning of period	21,813	12,082

Cash and cash equivalents at end of period	$29,736	$12,190

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1	$—

Non-cash investing and financing activities:
Purchases of property and equipment not paid as of quarter-end	$1,082	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of June 30, 2008 and the three and six months ended June 30, 2008 and 2007 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Reclassifications
     Certain amounts from prior periods as reported in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation.
     Reserve Accounts
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
     Below is a summary of the changes in the Company’s reserve accounts for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Balance at	Provision,		Balance at
	Beginning	Net of		End of
	of Period	Recoveries	Write-Offs	Period
Allowance for doubtful accounts
Three months ended June 30, 2008	$128	$(15)	$—	$113
Three months ended June 30, 2007	483	—	—	483
Six months ended June 30, 2008	154	(41)	—	113
Six months ended June 30, 2007	463	20	—	483

	Balance at		Remediation	Balance at
	Beginning		Service	End of
	of Period	Provision	Claims	Period
Sales return reserve
Three months ended June 30, 2008	$288	$178	$(255)	$211
Three months ended June 30, 2007	160	582	(483)	259
Six months ended June 30, 2008	225	499	(513)	211
Six months ended June 30, 2007	241	713	(695)	259
     Restricted Cash
     Included in deposits and other assets in the consolidated balance sheets at June 30, 2008 and December 31, 2007 is restricted cash of $434,000 related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in other assets based on the remaining contractual term for the release of the restriction.
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
     Contract Accounting Method. For arrangements where services are considered essential to the functionality of the software, such as where the payment of the license fees is dependent upon performance of the services, both the license and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). The Company generally uses the percentage-of-completion method because the Company is able to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion. However, if the Company cannot make reasonably dependable estimates, the Company uses the completed-contract method. If total cost estimates exceed revenues, the Company accrues for the estimated loss on the arrangement at the time such determination is made. For the three months ended June 30, 2008, the Company recorded an estimated loss of $0.5 million associated with a contract. This loss was included in cost of services and other revenues in the condensed consolidated statements of operations.
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
     For those arrangements where the elements qualify for separate units of accounting, the hosting revenues are recognized ratably over the non-cancelable contract term, which is typically 12 to 24 months, beginning on the service commencement date. Implementation and configuration services, when sold with the hosted offering, are recognized as the services are rendered for time-and-materials contracts, and are recognized utilizing the proportional performance method of accounting for fixed-price contracts. For arrangements with multiple deliverables, the Company allocates the total contractual arrangement to the separate units of accounting based on their relative fair values, as determined by the fair value of the undelivered and delivered items when sold separately.
     If consulting services for implementation and configuration associated with a hosted on-demand arrangement do not qualify as a separate unit of accounting, the Company will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, the Company will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then the Company will recognize a loss for incurred and projected direct costs in excess of the contract value. The deferred costs on the Company’s condensed consolidated balance sheets for these arrangements totaled $4.1 million and $3.4 million at June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, $3.2 million and $2.1 million, respectively, of the total deferred costs were included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the condensed consolidated balance sheets.
     Included in the deferred costs for hosting arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand product offering was $1.2 million and $1.3 million at June 30, 2008 and December 31, 2007, respectively.
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
     Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options and warrants, the release of restricted stock, and purchases of employee stock purchase plan (ESPP) shares to the extent these shares are dilutive. For the three and six months ended June 30, 2008 and 2007, the diluted net loss per share calculation was the same as the basic net loss per share calculation, as all potential common shares were anti-dilutive.

     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Restricted stock	1,211	13	995	9
Stock options	6,636	8,370	6,969	6,586
Warrants	—	*	—	1
ESPP	219	121	187	128

Totals	8,066	8,504	8,151	6,724

*	Less than 1.000 shares
     The weighted-average exercise price of stock options excluded from weighted average common shares during the three and six months ended June 30, 2008 was $5.22 and $5.19 per share, respectively, as compared to the weighted average exercise price of stock options excluded from weighted average common shares during the three and six months ended June 30, 2007 of $4.94 and $4.87 per share, respectively. The weighted average exercise price of warrants excluded from weighted average common shares during the three and six months ended June 30, 2007 was $13.34 and $13.34 per share, respectively.
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
     In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R requires the use of “full fair value” to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R will impact all business acquisitions entered into after January 1, 2009.

     In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not have any noncontrolling interests (minority interests). As such, the adoption of SFAS 160 will have no impact on its condensed consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets” (SFAS 142). This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods thereof beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact that FSP 142-3 will have on its condensed consolidated financial statements.
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
     The acquisition has been accounted for under the purchase method of accounting in accordance with FASB Statement No. 141, “Business Combinations” (SFAS 141). Assets acquired and liabilities assumed were recorded at their fair values as of January 14, 2008. The results of operations of CT and CMS since January 14, 2008 are included in the Company’s condensed consolidated statement of operations. The acquisition was not material to the Company’s consolidated balance sheet and results of operations.
     The total purchase price for CT and CMS, which was an all cash transaction, was approximately $8.5 million and is comprised of the following (in thousands):

Net assets acquired	$1,084
Goodwill	3,716
Intangible assets (see Note 4)	3,500
Acquisition related transaction costs	171

Total Purchase Price	$8,471

     The total purchase price was allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date and resulted in excess purchase consideration over the net tangible liabilities and identifiable intangible assets acquired of $3.7 million. The acquisition included contingent payments of $4.8 million that are not accounted for in the initial purchase price as of the acquisition date. The contingent considerations could lead to an increase in residual goodwill if and when the contingencies are recognized. The contingent payments are as follows: $1.9 million will be paid to the former CT and CMS owners on December 31, 2008, if, by that date, Robert Conti has not terminated his employment with the Company except for good reason or his employment has been terminated by the Company without cause; and up to $2.9 million will be paid to the former CT and

CMS owners in February 2009 if the Company’s services business meets certain financial performance criteria during 2008. These contingent payments will only be recorded as part of the purchase price if and when the related contingencies are resolved and the related consideration is paid or becomes payable.
     Goodwill of $3.7 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisition, will not be amortized, but is instead tested for impairment at least annually, consistent with the guidance in FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The $3.7 million of goodwill is expected to be deductible for tax purposes. In addition, a portion of the purchase price was allocated to the following identifiable intangible assets (in thousands, except years):

		Estimated
		Weighted Average
		Useful Lives
	Purchase Price	in Years
Customer Backlog	$1,500	1.00
Customer Relationships	2,000	4.00

Total	$3,500	2.71

     Customer backlog and relationships represent the underlying customer support contracts and related relationships with CT and CMS’s existing customers.
3. Restructuring
     On November 27, 2007, the Company’s Board of Directors approved a cost savings program to reduce the Company’s workforce by approximately 8%. The Company recorded restructuring charges of approximately $1.5 million in the fourth quarter of 2007 and $0.4 million in the first quarter of 2008, which were the total amounts incurred in connection with severance and termination-related costs, most of which were severance-related cash expenditures. The cost savings program was completed in the first quarter of 2008. As of June 30, 2008, there were no accrued restructuring charges.
     During the first quarter of 2008, management approved and initiated plans to restructure certain operations by reducing the Company’s workforce to eliminate redundant costs resulting from the acquisition of CT and improve efficiencies in operations. The cash restructuring charges recorded are based on restructuring plans that have been committed to by management and the Board of Directors.
     The total estimated restructuring costs associated with exiting activities of CT are approximately $58,000. In accordance with Emerging Issues Task Force No. 95-3 (EITF 95-3) “Recognition of Liabilities in Connection with a Purchase Business Combination,” these costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire CT and, accordingly, have resulted in an increase to goodwill.

4. Intangible Assets
     Intangible assets consisted of the following as of June 30, 2008 and December 31, 2007 (in thousands):

	December 31,	December 31,			June 30,
	2007	2007		Amortization	2008
	Cost	Net	Additions	Expense	Net
Purchased technology	$3,318	$2,333	$—	$(451)	$1,882
Customer backlog	—	—	1,500	(687)	813
Customer relationships	—	—	2,000	(229)	1,771

Total intangible assets, net	$3,318	$2,333	$3,500	$(1,367)	$4,466

     Intangible assets include third-party software licenses used in our products and acquired assets related to the CT acquisition. Amortization expense related to intangible assets was $0.7 million and $1.4 million for the three and six months ended June 30, 2008, respectively, as compared to amortization expense of $0.1 million and $0.1 million for the three and six months ended June 30, 2007, respectively, and was charged to cost of revenues. The Company’s intangible assets are amortized over their estimated useful lives of one to five years. Total future expected amortization for the remainder of 2008 and each of the next five years and thereafter is as follows (in thousands):

	Purchased	Customer	Customer
	Technology	Backlog	Relationships
Year Ending December 31:
Remainder of 2008	$418	$750	$250
2009	615	63	500
2010	282	—	500
2011	389	—	500
2012	178	—	21
2013 and beyond	—	—	—

Total expected future amortization	$1,882	$813	$1,771

5. Investments
     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available for sale and carried at fair value, which is determined based on the inputs discussed below, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated financial statements. The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. The Company considers all investments that are available for sale that have a maturity date of longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. However, due to the failed repricing and unrealized losses on the Company’s investments in auction rate securities, these investments were recorded as long-term investments on the condensed consolidated balance sheet as of June 30, 2008 to reflect the current lack of liquidity of these investments. The Company has the ability and intends to hold these auction rate securities until the full par value can be recovered. Interest is included in interest and other income, net, in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities were as follows at June 30, 2008 and December 31, 2007 (in thousands):

	Carrying	Unrealized	Unrealized	Estimated
June 30, 2008	Value	Gains	Losses	Fair Value
Money market funds	$11,706	$—	$—	$11,706
Auction-rate securities	4,700	—	(262)	4,438
Corporate notes and obligations	8,045	32	(4)	8,073
U.S. government and agency obligations	7,995	—	(10)	7,985

Investments in debt and equity securities	$32,446	$32	$(276)	$32,202

	Carrying	Unrealized	Unrealized	Estimated
December 31, 2007	Value	Gains	Losses	Fair Value
Money market funds	$5,823	$—	$—	$5,823
Auction-rate securities	11,750	—	—	11,750
Corporate notes and obligations	20,572	49	(9)	20,612
U.S. government and agency obligations	1,500	—	—	1,500

Investments in debt and equity securities	$39,645	$49	$(9)	$39,685

	June 30,	December 31,
	2008	2007
Recorded as:
Cash equivalents	$13,203	$10,861
Short-term investments	14,561	28,824
Long-term investments	4,438	—

	$32,202	$39,685

     The Company invests in investment grade securities. The unrealized gains and losses on these investments were caused by interest rate fluctuations and the failed repricing of the auction rate securities and not credit quality. All of the auction rate securities carry AAA credit ratings from one or more of the major credit rating agencies. These investments are education municipal securities substantially collateralized by the U.S. Department of Education Federal Family Education Loan program guarantee. None of the auction rate securities held by the Company are mortgage-backed debt obligations. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Recent failed auctions resulted in a lack of liquidity in the securities, but are not an indication of an increased credit risk or a reduction in the underlying collateral. As a result of the failed auctions, the reset interest rates were increased to above market. The Company will not be able to liquidate any of the remaining auction rate securities until a future auction is successful, a buyer is found outside of the auction process or the notes are redeemed. At this time, the Company believes that, due to the nature of the investments, the financial condition of the issuers, and its ability and intent to hold the investments through these short-term loss fluctuations, factors would not indicate that these unrealized gains and losses should be viewed as “other-than-temporary.”

     There were no realized gains or losses on the sales of investments for the three and six months ended June 30, 2008 and 2007, respectively.
     The Company measures financial assets at fair value on a recurring basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at June 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$11,706	$11,706	$—	$—
Auction-rate securities (2)	4,438	—	—	4,438
Corporate notes and obligations (3)	8,073	—	8,073	—
U.S. government and agency obligations (4)	7,985	—	7,985	—

Total	$32,202	$11,706	$16,058	$4,438

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet

(2)	Included in long-term investments on the condensed consolidated balance sheet

(3)	Included in cash and cash equivalents and short-term investments on the condensed consolidated balance sheet

(4)	Included in short-term investments on the condensed consolidated balance sheet
     The table below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

	Balance at			Balance at
	December 31,		Unrealized	June 30,
	2007	Sales	Gains/Losses, net	2008
Auction-rate securities	$11,750	$(7,050)	$(262)	$4,438

Total	$11,750	$(7,050)	$(262)	$4,438

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
     The following table summarizes revenues for the three and six months ended June 30, 2008 and 2007 by geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$19,938	$21,433	$42,690	$42,275
Europe	3,343	4,653	8,186	8,038
Asia Pacific	181	455	709	1,069

	$23,462	$26,541	$51,585	$51,382

     Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.
     The Company had no individual customers responsible for 10% or more of its total revenues for the three and six months ended June 30, 2008 and 2007.
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
     The following table sets forth the components of comprehensive loss for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(5,219)	$(2,845)	$(7,847)	$(6,212)
Other comprehensive loss:
Change in unrealized loss on investments, net	(49)	(9)	(283)	7
Change in cumulative translation adjustments	(5)	(32)	(28)	(13)

Comprehensive loss	$(5,273)	$(2,886)	$(8,158)	$(6,218)

9. Stock-based Compensation
     Expense Summary
     Under the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), $2.2 million and $3.9 million of stock-based compensation expense was recorded for the three and six months ended June 30, 2008, respectively, in the condensed consolidated statements of operations. Of the total stock-based compensation expense, approximately $0.7 million and $1.4 million was related to stock options for the three and six months ended June 30, 2008, respectively, $0.3 million and $0.5 million was related to purchases of common stock under the ESPP for the three and six months ended June 30, 2008, respectively, and $1.2 million and $2.0 million was related to restricted stock units for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, $1.5 million and $2.7 million of stock compensation expense was recorded, respectively. Of the total stock compensation expense, approximately $1.3 million and $2.3 million was related to stock options for the three and six months ended June 30, 2007, respectively, and $0.2 million and $0.4 million was related to purchases of common stock under the ESPP for the three and six months ended June 30, 2007, respectively.
     As of June 30, 2008, there was $7.5 million, $6.5 million and $0.5 million of total unrecognized compensation expense related to stock options, restricted stock and the ESPP, respectively. This expense related to stock options, restricted stock and the ESPP is expected to be recognized over a weighted average period of 2.60 years, 1.79 years and 0.56 years, respectively.

     The table below sets forth the changes in the functional classification of stock-based compensation expense for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year over
	2008	2007	(Decrease)	Year
Stock-based compensation:
Subscription and support	$177	$56	$121	216%
Services and other	359	204	155	76%
Sales and marketing	597	274	323	118%
Research and development	331	207	124	60%
General and administrative	701	775	(74)	(10)%

Total stock-based compensation	$2,165	$1,516	$649	43%

	Six	Six
	Months	Months		Percentage
	Ended	Ended		Change
	June 30,	June 30,	Year to Year	Year over
	2008	2007	Increase	Year
Stock-based compensation:
Subscription and support	$314	$116	$198	171%
Services and other	649	405	244	60%
Sales and marketing	1,086	541	545	101%
Research and development	621	532	89	17%
General and administrative	1,226	1,150	76	7%

Total stock-based compensation	$3,896	$2,744	$1,152	42%

     Determination of Fair Value
     The fair value of each option award is estimated on the date of grant and the fair value of the ESPP is estimated on the beginning date of the offering period using the Black-Scholes valuation model and the assumptions noted in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock Option Plans
Expected life (in years)	2.50	2.50 to 3.50	2.50 to 3.50	2.50 to 3.50
Risk-free interest rate	2.48%	4.60% to 5.00%	2.48 to 2.58%	4.50% to 5.00%
Volatility	42%	39% to 53%	42% to 44%	39% to 54%
Dividend Yield	—	—	—	—

Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.49 to 1.00	0.50 to 1.00	0.49 to 1.00
Risk-free interest rate	2.05 to 2.10%	5.05% to 5.16%	2.05 to 2.10%	5.05% to 5.16%
Volatility	48% to 61%	33% to 37%	48% to 61%	33% to 37%
Dividend Yield	—	—	—	—
10. Stockholders’ Equity
     Repurchase Program
     On November 27, 2007, our Board of Directors authorized a program for the repurchase of up to $10 million of our outstanding common stock. During the three and six months ended June 30, 2008, we executed the repurchase of 201,000 shares and 701,000 shares, respectively, for a total cost of approximately $1.2 million and $3.7 million, respectively.
11. Related-Party Transactions
     In 2005, the Company entered into a service agreement with Saama Technologies, Inc. for software consulting services. William Binch, who was appointed to the Company’s Board of Directors in April 2005, is also currently a member of Saama’s board of directors. The Company had expenses of approximately $71,000 and $195,000 for services rendered by Saama for the three and six months ended June 30, 2008, respectively, and expenses of approximately $105,000 and $366,000 for services rendered by Saama for the three and six months ended June 30, 2007, respectively.
     In 2007, CT entered into an operating lease agreement with CCT Properties LLC for its office space. Robert Conti, who was appointed as Senior Vice President, Client Services, in January 2008 in connection with the acquisition of CT, is also a part owner of CCT Properties LLC. The Company had rent expense for the office space owned by CCT Properties of approximately $45,000 and $90,000 for the three and six months ended June 30, 2008.
     As a result of the acquisition of CT, the Company continued to purchase hosting services from Level 3 Communications, Inc. during the three and six months ended June 30, 2008. Michele Vion, who was appointed to the Company’s Board of Directors in September 2005, is also currently the Senior Vice President, Human Resources, at Level 3 Communications. The Company had expenses of approximately $21,000 and $42,000 for hosting services rendered by Level 3 Communications for the three and six months ended June 30, 2008, respectively. The Company believes all of these agreements were arms length transactions.
12. Subsequent Event
     Stock Repurchase
     As part of the Stock Repurchase Program, the Company entered into stock repurchase agreements with a financial institution whereupon subsequent to June 30, 2008, the Company provided the financial institution with payments of approximately $0.9 million. This amount will be classified as treasury stock on the Company’s balance sheet.

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
Overview of the Results for the Three and Six Months Ended June 30, 2008
     We are a leading provider of Sales Performance Management (SPM) software solutions designed to align internal sales resources and distribution channels with corporate strategy. Our software enhances core processes in sales management, such as the structuring of sales territories, the management of sales force talent, the establishment of sales targets and the creation and execution of sales incentive plans. Using our SPM software solutions, companies can tailor these core processes to further their strategic objectives, including coordinating sales efforts with long-range strategies regarding sales and margin targets, growth initiatives, sales force talent development, territory expansion and market penetration. Our customers can also use our SPM solutions to address more tactical objectives, such as successful new product launches and effective cross-selling strategies. Leading companies worldwide in the financial services, insurance, communications, high-technology, life sciences and retail industries rely on our solutions for their sales performance management and incentive compensation needs. Our SPM solutions can be purchased and delivered as either an on-demand service or an on-premise software solution. However, we have recently announced that we intend for our on-demand service to be our lead offering. Our hosted on-demand service allows customers to use our software products through a web interface rather than purchase computer equipment and install our software at their locations.
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

Revenue and Cash
     Our total revenues decreased in the second quarter of 2008 by 12% to $23.5 million compared to $26.5 million in the second quarter of 2007. The decrease was primarily the result of a 74% decline in license revenues and a 13% decline in services and other revenues in the three months ended June 30, 2008 compared to same period in 2007. Second quarter license revenues exclude two transactions that were signed during the period, but for which third-party elements necessary for revenue recognition had not been recognized prior to quarter-end. These timing issues also negatively impacted services and other revenues through increased deferrals and delayed implementations. Professional services revenues were also adversely affected by our shift to providing our on-demand offering, as described below.
     Subscription and support revenues increased by 68% to $10.1 million for the three months ended June 30, 2008 and increased by 60% to $18.3 million in the six months ended June 30, 2008, compared to the same periods in 2007. The increase in subscription and support revenues was due to our shift in business focus and strategy to our on-demand offering and an increase in the number of on-demand customers for which we recognized revenue during the three and six months ended June 30, 2008, as compared to the same periods in 2007.
     Cash and investments totaled $48.7 million at June 30, 2008, an increase of $6.5 million from March 31, 2008. The increase from our prior quarter was due to strong collections during the period, which contributed to an $8.6 million decrease in accounts receivable.
Shift in Business Strategy to On-Demand
     In an effort to capitalize on the market opportunity created by the growing demand for Software-as-a-Service (SaaS), we have shifted our business focus and strategy to our on-demand offering. In the six months ended June 30, 2008, the net new annual contract value (ACV) of our on-demand bookings was $8.7 million, bringing our total ACV from on-demand services to $23.5 million as of June 30, 2008. The shift to our on-demand offering has been reflected in the decline of our license revenues compared to the growth in subscription and support revenues as discussed above. In addition, this shift has contributed to the decline in our professional services revenues, as the average implementation time for an on-demand arrangement is less than half of the average implementation time for an on-premise arrangement. Revenues from our on-demand offering are more predictable and allow us to better align our cost structure. However, we only introduced our on-demand offering in 2006 and continue to evaluate optimal pricing and other terms of the offering. We achieved positive gross margins in our on-demand business for the first time in the first quarter of 2008 and increased on-demand gross margins in the second quarter of 2008. While we expect the results of our on-demand offering to improve as we achieve operational scale, if we are unable to continue offering our on-demand service on a profitable basis, our business will be materially and adversely affected.
Other Business Highlights
     Operating expenses decreased by $1.1 million, or 8%, for the three months ended June 30, 2008, and decreased by $2.7 million, or 9%, for the six months ended June 30, 2008, compared to the same periods in 2007. The $1.1 million decrease was net of an increase of $0.4 million in stock-based compensation, while the $2.7 million decrease was net of increases of $0.4 million in restructuring costs and $0.7 million in stock-based compensation. The overall decrease was the result of cost saving actions taken in the fourth quarter of 2007 and the first quarter of 2008. We completed reductions in workforce and recorded charges of approximately $1.5 million in the fourth quarter of 2007 and $0.4 million in the first quarter of 2008 in connection with severance and termination-related costs, most of which were severance-related cash expenditures. The cost savings program was completed in the first quarter of 2008. As of June 30, 2008, we had no accrued restructuring charges.
     On November 27, 2007, our Board of Directors authorized a program for the repurchase of up to $10 million of our outstanding common stock. During the three and six months ended June 30, 2008, we executed the repurchase of 201,000 shares and 701,000 shares, respectively, for a total cost of approximately $1.2 million and $3.7 million, respectively.

     On January 14, 2008, we completed the acquisition of Compensation Technologies (CT), a leading provider of services for planning, implementing, and supporting incentive compensation processes and tools. Under the terms of the agreement, we paid the former owners of CT $8.3 million in cash up front and may pay up to an additional $4.8 million upon the completion of key milestones and achievement of target financial metrics. The combination of CT’s Compensation Management Services (CMS) and Callidus On-Demand offerings provides our customers with a fully managed sales incentive compensation program that includes plan analysis, modeling and design support, plan deployment, reporting, analytics and ongoing administration. The acquisition augments our portfolio of services offerings while at the same time expanding our on-demand business. In connection with the acquisition, we recorded intangible assets of $3.5 million, which will be amortized to cost of services and other revenues over their useful lives of one to four years, and $3.7 million of goodwill, which will not be amortized but instead will be tested for impairment at least annually. If and when contingent consideration is paid, the amount of such payment will be added to goodwill.
Challenges and Risks
     In response to market demand, we recently shifted our primary business focus from the sale of perpetual licenses for our products to the provision of our software as a service. The SaaS model provides more predictable quarterly revenues. However, we have yet to achieve a scale of operations that enables us to provide our SaaS on a consistently profitable basis. If we are unable to provide our SaaS on a consistently profitable basis in the future, our business and operating results may be materially and adversely affected.
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
     Contract Accounting Method. For arrangements where services are considered essential to the functionality of the software, such as where the payment of the license fees is dependent upon performance of the services, both the license and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). We generally use the percentage-of-completion method because we are able to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion. However, if we cannot make reasonably dependable estimates, we use the completed-contract method. If total cost estimates exceed revenues, we accrue for the estimated loss on the arrangement at the time such determination is made. For the three months ended June 30, 2008, we recorded an estimated loss of $0.5 million associated with a contract. This loss was included in cost of services and other revenues in the condensed consolidated statements of operations.
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

     For those arrangements where the elements qualify for separate units of accounting, the hosting revenues are recognized ratably over the non-cancelable contract term, which is typically 12 to 24 months, beginning on the service commencement date. Implementation and configuration services, when sold with the hosted offering, are recognized as the services are rendered for time-and-material contracts, and are recognized utilizing the proportional performance method of accounting for fixed-price contracts. For arrangements with multiple deliverables, we allocate the total contractual arrangement to the separate units of accounting based on their relative fair values, as determined by the fair value of the undelivered and delivered items when sold separately.
     If consulting services for implementation and configuration associated with a hosted on-demand arrangement do not qualify as a separate unit of accounting, we will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, we will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. If the direct costs incurred for a contract exceed the non-cancelable contract value, then we will recognize a loss for incurred and projected direct costs in excess of the contract value. The deferred costs on our condensed consolidated balance sheets for these arrangements totaled $4.1 million and $3.4 million at June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, $3.2 million and $2.1 million, respectively, of the deferred costs were included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the condensed consolidated balance sheets.
     Included in the deferred costs for hosting arrangements is the deferral of commission payments to our direct sales force, which we amortize over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to our hosted on-demand product offering was $1.2 million and $1.3 million at June 30, 2008 and December 31, 2007, respectively.
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
     Allowance for Doubtful Accounts and Sales Return Reserve
     We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our condensed consolidated balance sheets, totaled approximately $113,000 and $154,000 at June 30, 2008 and December 31, 2007, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.
     We generally provide that our services will be performed in accordance with the criteria agreed upon in a statement of work, which we generally execute with each applicable customer prior to commencing work. Should these services not be performed in accordance with the agreed upon criteria, we typically provide remediation services until such time as the criteria are met. In accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists,” management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests, as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if, for any period, actual returns differ from management’s previous judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our condensed consolidated balance sheets, was approximately $211,000 and $225,000 at June 30, 2008 and December 31, 2007, respectively.
     Stock-Based Compensation
     FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107), as amended by SEC Staff Accounting Bulletin No. 110 (SAB 110), requires the recognition of the fair value of stock-based compensation in determining net income. Stock-based compensation expense associated with stock options consists of the amortization related to the remaining unvested portion of all stock option awards granted prior to the adoption of SFAS 123R on January 1, 2006, and the amortization related to all stock options, restricted stock and restricted stock units granted subsequent to the adoption of SFAS 123R. In addition, we record expense over the offering period and the vesting term in connection with the right to acquire shares pursuant to our Employee Stock Purchase Plan (ESPP) and restricted stock. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method.
     Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our condensed consolidated balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. With the exception of the net deferred tax assets of one of our foreign subsidiaries, we maintained a full valuation allowance against our net deferred tax assets at June 30, 2008. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. We also use estimates in determining income tax positions under Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” Although we believe that our tax estimates are reasonable, these estimates involve significant judgment and are subject to audit by tax authorities in the ordinary course of business.
     Goodwill and Intangible Assets
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. In order to estimate the fair value of goodwill, we estimate future revenue, consider market factors and estimate our future cash flows. We evaluate goodwill for impairment by comparing the carrying amount of the asset group, including the associated goodwill, to its estimated undiscounted future cash flows. Intangible assets with finite lives are amortized over their estimated useful lives in accordance with SFAS 142. Our intangible assets are amortized over their estimated useful lives of one to five years. Generally, amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed. Based on our assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our consolidated balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or internal forecasts. Although we believe the assumptions, judgments and estimates we have made in the past have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results.
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
     Investments
     We consider all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of June 30, 2008 and December 31, 2007 consisted of money market funds and corporate notes and obligations. We determine the appropriate classification of investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. As of June 30, 2008 and December 31, 2007, all investment securities were designated as “available for sale.” We consider all investments that are available for sale that have a maturity date longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which we do not have a positive intent to hold to maturity. However, due to the failed repricing and unrealized loss on the Company’s investments in auction rate securities, these investments were recorded as long-term investments on the condensed consolidated balance sheet as of June 30, 2008, to reflect the current lack of liquidity of these investments. These available for sale securities are carried at estimated fair value based on quoted market prices or observable and unobservable inputs, with the unrealized gains (losses) reported as a separate component of stockholders’ equity. See Note 5 — Investments for discussion of fair value inputs used. We periodically review the realizable value of our investments in marketable securities. When assessing marketable securities for other than temporary declines in value, we consider such factors as the length of time and extent to which fair value has been less than the cost basis, the market outlook in general and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If an other than temporary impairment of the investments is deemed to exist, the carrying value of the investment is written down to its estimated fair value.
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
     In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R requires the use of “full fair value” to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R will impact all business acquisitions entered into after January 1, 2009.
     In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not have any noncontrolling interests (minority interests). As such, the adoption of SFAS 160 will have no impact on our condensed consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets” (SFAS 142). This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods thereof beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact that FSP 142-3 will have on our condensed consolidated financial statements.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2008 and 2007
Revenues, cost of revenues and gross profit
     The table below sets forth the changes in revenues, cost of revenues and gross profit for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 (in thousands, except percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2008	Revenues	2007	Revenues	(Decrease)	Year
Revenues:
License	$1,872	8%	$7,311	28%	$(5,439)	(74)%
Subscription and support	10,051	43%	5,965	22%	4,086	68%
Services and other	11,539	49%	13,265	50%	(1,726)	(13)%

Total revenues	$23,462	100%	$26,541	100%	$(3,079)	(12)%

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Related	June 30,	of Related	Increase	Year over
	2008	Revenues	2007	Revenues	(Decrease)	Year
Cost of revenues:
License	$108	6%	$234	3%	$(126)	(54)%
Subscription and support	3,670	37%	2,464	41%	1,206	49%
Services and other	11,081	96%	12,392	93%	(1,311)	(11)%

Total cost of revenues	$14,859		$15,090		$(231)

Gross profit:
License	$1,764	94%	$7,077	97%	$(5,313)	(75)%
Subscription and support	6,381	63%	3,501	59%	2,880	82%
Services and other	458	4%	873	7%	(415)	(48)%

Total gross profit	$8,603	37%	$11,451	43%	$(2,848)	(25)%

	Six		Six
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2008	Revenues	2007	Revenues	(Decrease)	Year
Revenues:
License	$5,856	11%	$15,669	30%	$(9,813)	(63)%
Subscription and support	18,335	36%	11,461	22%	6,874	60%
Services and other	27,394	53%	24,252	47%	3,142	13%

Total revenues	$51,585	100%	$51,382	100%	$203	* %

	Six		Six
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Related	June 30,	of Related	Increase	Year over
	2008	Revenues	2007	Revenues	(Decrease)	Year
Cost of revenues:
License	$350	6%	$455	3%	$(105)	(23)%
Subscription and support	6,949	38%	5,496	48%	1,453	26%
Services and other	23,873	87%	21,740	90%	2,133	10%

Total cost of revenues	$31,172		$27,691		$3,481

Gross profit:
License	$5,506	94%	$15,214	97%	$(9,708)	(64)%
Subscription and support	11,386	62%	5,965	52%	5,421	91%
Services and other	3,521	13%	2,512	10%	1,009	40%

Total gross profit	$20,413	40%	$23,691	46%	$(3,278)	(14)%

*	Less than 1%
Revenues
     License Revenues. License revenues decreased $5.4 million, or 74%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. For the six months ended June 30, 2008, license revenues decreased $9.8 million, or 63%, compared to the six months ended June 30, 2007. We had a lower number of license transactions closed combined with a lower average license revenue per transaction in the second quarter of 2008 as compared to the second quarter of 2007. We had no transactions recognized in the second quarter of 2008 that had a license value over $1.0 million, compared to two such transactions recognized in the second quarter of 2007. License revenues in the three and six months ended June 30, 2008, exclude two transactions signed in the second quarter but excluded from revenue due to third-party elements necessary for revenue recognition not being satisfied prior to quarter-end. We expect our license revenues to continue to fluctuate from quarter to quarter in the near term since we generally complete a relatively small number of transactions in a quarter and the revenue from those software license sales can vary widely. Over time we expect license revenues to decline further as we continue to shift our strategic focus to providing SaaS.

     Subscription and Support Revenues. Subscription and support revenues increased by $4.1 million, or 68%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. For the six months ended June 30, 2008, subscription and support revenues increased $6.9 million, or 60%, compared to the six months ended June 30, 2007. The increases were primarily the result of increases of $3.8 million and $5.8 million in on-demand subscription revenues for the three and six months ended June 30, 2008, respectively. This change reflects the increase in our aggregate ACV for on-demand offerings and in the number of on-demand customers for which we recognized revenue during the three and six months ended June 30, 2008 as compared to the same periods in 2007. Support revenues for maintenance services increased by $0.3 million and $1.1 million for the three and six months ended June 30, 2008, respectively, which was a result of license sales to new customers and renewal of maintenance support by our existing customers.
     Services and Other Revenues. Services and other revenues decreased by $1.7 million, or 13%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. For the six months ended June 30, 2008, services and other revenues increased $3.1 million, or 13%, compared to the six months ended June 30, 2007. The decrease from the second quarter of 2007 to the second quarter of 2008 was due to a number of factors, including shorter on-demand implementations as compared to on premise implementations, deferrals of services and other revenues as a result of project delays, an increase in partner-led implementations for on premise arrangements and the completion of a number of projects during the first quarter of 2008 that were not immediately replaced in the second quarter of 2008. The increase for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, was due to the increase in the number of engagements for configuration and implementation services associated with new on-demand subscriptions and new customer licenses and follow on service engagements for existing customers. The increase was also attributed to services provided to new customers acquired as part of the Compensation Technologies acquisition. Included in services and other revenues for the six months ended June 30, 2008 was a one-time fee of approximately $0.8 million paid to us by one of our customers. This customer was recently acquired by another company, and as a result stated its intent to terminate our services. Service revenues may be negatively affected to the extent our customers select a third party to implement our software rather than us.
Cost of Revenues and Gross Margin
     Cost of License Revenues. Cost of license revenues decreased $126,000, or 54%, and $105,000, or 23%, for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, respectively. The decrease was the result of a higher portion of amortization expense related to intangible assets comprised of third-party software licenses used in our products being allocated to cost of subscription and support revenues during the current quarter, reflecting the increase in related subscription and support revenues discussed above.
     Cost of Subscription and Support Revenues. Cost of subscription and support revenues increased by $1.2 million, or 49%, and $1.5 million, or 26%, for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007. The increases were due to the investment we made to grow our on-demand business as well as the increase in related subscription and support revenues discussed above. As a percentage of related revenues, cost of subscription and support revenues improved to 37% and 38% in the three and six months ended June 30, 2008, respectively, compared to 41% and 48% in the three and six months ended June 30, 2007, respectively. This improvement is primarily attributable to economies of scale achieved as a result of the increase in the number of on-demand customers for which we recognized revenue during the three and six months ended June 30, 2008 as discussed above.
     Cost of Services and Other Revenues. Cost of services and other revenues decreased by $1.3 million, or 11%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. For the six months ended June 30, 2008, cost of services and other revenues increased $2.1 million, or 10%, compared to the six months ended June 30, 2007. The decrease from the second quarter of 2007 to the second quarter of 2008 was primarily due to the decrease in related services and other revenues as a result of deferrals and delayed implementations discussed above. The increase for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, was primarily due to the increase in related services and other revenues as discussed above and increases in personnel related costs. The increase for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, was also attributable to services related to newly acquired Compensation Technologies’ customers, as discussed above, and acquisition-related amortization costs of $0.9 million. Included in cost of services and other revenues for the three and six months ended June 30, 2008, was an estimated loss of $0.5 million associated with a contract.
     Gross Margin. Our overall gross margin decreased from 43% and 46% for the three and six months ended June 30, 2007, respectively, to 37% and 40% for the three and six months ended June 30, 2008, respectively. The decrease in our gross margin for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, is primarily attributable to the shift in revenue mix away from higher margin license revenues, which represented 8% of our total revenues for the second quarter of 2008, compared to 28% of our total revenues for the second quarter of 2007. The decrease in our gross margin for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, is primarily attributable to the shift in revenue mix to lower margin services and other revenues, which represented 53% of our total revenues for the six months ended June 30, 2008, compared to 47% of our total revenues for the six months ended June 30, 2007. The effect of the revenue mix shift was partially offset by improvements in our gross margins for subscription and support revenues and services and other revenues. In the future, we expect our gross margins to fluctuate depending primarily on the mix of subscription and support and services and other revenues versus license revenues.
Operating Expenses
     The table below sets forth the changes in operating expenses for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 (in thousands, except percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2008	Revenues	2007	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$7,088	30%	$7,608	29%	$(520)	(7)%
Research and development	3,465	15%	3,895	15%	(430)	(11)%
General and administrative	3,339	14%	3,519	13%	(180)	(5)%
Restructuring	—	—%	—	—%	—	—%

Total operating expenses	$13,892	59%	$15,022	57%	$(1,130)	(8)%

	Six		Six
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2008	Revenues	2007	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$14,360	28%	$15,863	31%	$(1,503)	(9)%
Research and development	7,150	14%	8,093	16%	(943)	(12)%
General and administrative	6,733	13%	7,421	14%	(688)	(9)%
Restructuring	397	1%	—	—%	397	100%

Total operating expenses	$28,640	56%	$31,377	61%	$(2,737)	(9)%

     Sales and Marketing. Sales and marketing expenses decreased $0.5 million, or 7%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. The decrease was primarily attributable to a decrease in bonuses of $0.3 million due to our operating results. In addition, commission costs decreased $0.2 million resulting from a decrease in license sales. We have shifted our business focus to our on-demand offering, and commission expenses associated with hosted on-demand arrangements are deferred and then amortized over the non-cancelable term of the contract as the related revenue is recognized. Commission expenses related to license sales are incurred in the period the transaction occurs.
     Sales and marketing expenses decreased $1.5 million, or 9%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The decrease was primarily attributable to a decrease in commission costs of $0.5 million resulting from a decrease in license sales and the deferral of commission expenses as discussed above. The decrease was also driven by decreases in partner selling fees of $0.5 million, marketing and advertising expenses of $0.3 million and bonuses of $0.2 million.
     Research and Development. Research and development expenses decreased $0.4 million, or 11%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. The decrease was primarily attributable to a decrease in personnel costs of $0.5 million as a result of lower headcount and bonuses, partially offset by an increase in professional fees of $0.1 million for costs related to our new offshore resource center.
     Research and development expenses decreased $0.9 million, or 12%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The decrease was primarily attributable to a decrease in personnel costs of $1.1 million as a result of lower headcount and bonuses, partially offset by an increase in professional fees of $0.2 million, which includes costs for our new offshore resource center.
     General and Administrative. General and administrative expenses decreased $0.2 million, or 5%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. The decrease was primarily the result of a decrease in personnel related costs, including bonuses, of $0.2 million.
     General and administrative expenses decreased $0.7 million, or 9%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The decrease was primarily the result of reduced costs for consultants related to compliance with Section 404 of the Sarbanes-Oxley Act.

Stock-Based Compensation
     Expenses for the three and six months ended June 30, 2008 and 2007 include stock-based compensation expenses as follows (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year over
	2008	2007	(Decrease)	Year
Stock-based compensation:
Subscription and support	$177	$56	$121	216%
Services and other	359	204	155	76%
Sales and marketing	597	274	323	118%
Research and development	331	207	124	60%
General and administrative	701	775	(74)	(10)%

Total stock-based compensation	$2,165	$1,516	$649	43%

	Six	Six
	Months	Months		Percentage
	Ended	Ended		Change
	June 30,	June 30,	Year to Year	Year over
	2008	2007	Increase	Year
Stock-based compensation:
Subscription and support	$314	$116	$198	171%
Services and other	649	405	244	60%
Sales and marketing	1,086	541	545	101%
Research and development	621	532	89	17%
General and administrative	1,226	1,150	76	7%

Total stock-based compensation	$3,896	$2,744	$1,152	42%

     Total stock-based compensation expenses increased $0.6 million, or 43%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. For the six months ended June 30, 2008, total stock-based compensation expenses increased $1.2 million, or 42%, compared to the six months ended June 30, 2007. The overall increases were primarily attributable to newly granted stock options and restricted stock units for current employees and employees acquired as part of the Compensation Technologies acquisition.

Other Items
     The table below sets forth the changes in other items for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year over
	2008	2007	(Decrease)	Year
Interest and other income	$192	$813	$(621)	(76)%

Provision for income taxes	$122	$87	$35	40%

	Six	Six
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year over
	2008	2007	(Decrease)	Year
Interest and other income	$723	$1,582	$(859)	(54)%

Provision for income taxes	$343	$108	$235	218%

     Interest and Other Income
     Interest and other income decreased $0.6 million, or 76%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. The decrease was primarily attributable to a decrease in interest income of $0.4 million and a loss on foreign exchange transactions of $0.1 million as compared to a gain on foreign exchange transactions of $0.1 million for the three months ended June 30, 2007.
     For the six months ended June 30, 2008, interest and other income decreased $0.9 million, or 54%, compared to the six months ended June 30, 2007. The decrease was primarily attributable to a decrease in interest income of $0.6 million and a loss on foreign exchange transactions of $0.1 million as compared to a gain on foreign exchange transactions of $0.2 million for the six months ended June 30, 2007.
     Provision for Income Taxes
     Provision for income taxes was $0.1 million and $0.3 million for the three and six months ended June 30, 2008, respectively, compared to $0.1 million and $0.1 million for the three and six months ended June 30, 2007, respectively. The provisions for the three and six months ended June 30, 2008 and 2007 were primarily due to foreign withholding taxes and income taxes related to our foreign operations. With the exception of the net deferred tax assets of one of our foreign subsidiaries, we maintained a full valuation allowance against our deferred tax assets based on our determination that it was more likely than not that the deferred tax assets would not be realized.
Liquidity and Capital Resources
     As of June 30, 2008, we had $44.3 million of cash, cash equivalents and short-term investments compared to $50.6 million as of December 31, 2007.

     Net Cash Provided by/Used in Operating Activities. Net cash provided by operating activities was $7.4 million for the six months ended June 30, 2008, while net cash used in operating activities was $0.2 million for the six months ended June 30, 2007. The significant cash receipts and outlays for the two periods are as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Cash collections	$60,421	$49,376
Payroll-related costs	(36,058)	(31,988)
Professional services costs	(10,705)	(9,362)
Employee expense reports	(3,989)	(4,545)
Facilities-related costs	(2,715)	(2,236)
Third-party royalty payments	(313)	(458)
Restructuring payments	(971)	—
Other	1,683	(960)

Net cash (used in) provided by operating activities	$7,353	$(173)

     Net cash provided by operating activities increased $7.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase was primarily attributable to an $11.0 million increase in cash collections resulting from faster accounts receivable collections and a $2.9 million decrease in employee expense reports and other costs, partially offset by a $4.1 million increase in payroll-related costs due to an increase in headcount, a $1.3 million increase in professional services costs related to increased use of subcontractors and a $1.0 million increase in restructuring payments.
     Net Cash Provided by/ Used in Investing Activities. Net cash provided by investing activities was $0.8 million for the six months ended June 30, 2008, compared to net cash used in investing activities of $1.6 million for the six months ended June 30, 2007. Net cash provided by investing activities during the six months ended June 30, 2008 was due to proceeds from maturities and sales of investments of $23.6 million, partially offset by cash paid for the Compensation Technologies acquisition of $7.5 million, purchases of investments of $13.9 million, purchases of property and equipment of $1.3 million and purchases of intangible assets of $0.1 million. For the six months ended June 30, 2007, net cash used in investing activities was primarily due to purchases of investments of $24.1 million, purchases of property and equipment of $1.3 million and purchases of intangible assets of $0.1 million, partially offset by proceeds from maturities and sales of investments of $23.9 million.
     Net Cash Used in/Provided by Financing Activities. Net cash used in financing activities was $0.2 million for the six months ended June 30, 2008, compared to net cash provided by financing activities of $2.0 million for the six months ended June 30, 2007. Net cash used in financing activities during the six months ended June 30, 2008 was due to cash paid for purchases of treasury stock of $3.7 million, partially offset by cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $3.5 million. The net cash provided by financing activities for the six months ended June 30, 2007 reflected proceeds from the exercise of stock options and shares purchased under our employee stock purchase plan.
Auction Rate Securities
     As of December 31, 2007, we had auction rate securities with a par value of $11.8 million. In January 2008, we liquidated $7.1 million of these auction rate securities at par value. The remaining auction rate securities with par value of $4.7 million had successfully repriced in January and early February 2008. However, beginning in late February 2008, these remaining auction rate securities failed to reprice, resulting in us continuing to hold these securities. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates.
     All of these securities are rated AAA. In addition, all of them are education municipal securities substantially collateralized by the U.S. Department of Education Federal Family Education Loan program guarantee. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Because of the short interest rate reset period, we have historically recorded these securities as current available-for-sale.

     As a result of the failed auctions, the reset interest rates were increased to above market. We will not be able to liquidate any of our remaining auction rate securities until a future auction is successful, a buyer is found outside of the auction process or the notes are redeemed. As of June 30, 2008, we had auction rate securities with a par value of $4.7 million and an estimated fair value of $4.4 million, which reflects unrealized losses in these investments. These investments are recorded as long-term investments on our condensed consolidated balance sheet at June 30, 2008 and are on deposit with major financial institutions. We will continue to evaluate the fair value of our investments in auction rate securities for a potential other-than-temporary impairment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Staff Accounting Bulletin Topic 5, “Miscellaneous Accounting” and Financial Accounting Standards Board Staff Position SFAS 115-1 and 124- 1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”
Contractual Obligations and Commitments
     The following table summarizes our contractual cash obligations (in thousands) at June 30, 2008. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the table. In addition, to the extent that payments for unconditional purchase commitments for goods and services are based, in part, on volume or type of services required by us, we included only the minimum volume or purchase commitment in the table below.

	Payments due by Period
		Remaining					2013
Contractual Obligations	Total	2008	2009	2010	2011	2012	and beyond
Operating lease commitments	$7,730	$1,424	$2,679	$2,005	$857	$180	$585

Unconditional purchase commitments	$3,668	$1,418	$1,412	$634	$104	$100	$—

     Unconditional purchase commitments include uncertain tax positions, reduced by the associated federal deduction for state taxes and non-U.S. tax credits. With the exception of the above contractual cash obligations, we have no material off-balance sheet arrangements that have not been recorded in our condensed consolidated financial statements.
     For our New York, New York and San Jose, California offices, we had two certificates of deposit totaling approximately $434,000 as of June 30, 2008 and December 31, 2007, pledged as collateral to secure letters of credit required by our landlords for security deposits.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is also a result of fluctuations in interest rates and foreign exchange rates. We had auction rate securities that failed to reprice during the six months ended June 30, 2008, which resulted in a liquidity risk. This was a result of illiquidity and imbalance in order flow for auction rate securities. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral; however, parties wishing to sell securities could not do so. Based on current market conditions, it is not known when or if the capital markets will come back into balance to achieve successful auctions for these securities. If these auctions continue to fail, it could result in our holding securities beyond their next scheduled auction reset dates and will limit the short-term liquidity of these investments. We currently believe these securities are not other-than-temporarily impaired, primarily due to the collateral underlying these securities and/or the creditworthiness of the issuer. Based on our expected operating cash flows, and our other sources and uses of cash, we do not anticipate that the potential lack of liquidity on these investments will affect our ability to execute our current business plan. As such, we have recorded these auction rate securities as long-term investments at June 30, 2008. We do not hold or issue financial instruments for trading purposes, and we invest in investment grade securities. We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our investment portfolios, which are approved by our Board of Directors. The guidelines also establish credit quality standards, limits on exposure to any one security issue, limits on exposure to any one issuer and limits on exposure to the type of instrument. At this time, we believe that, due to the nature of our investments, the financial condition of the issuers, and our ability and intent to hold the investments through short-term loss fluctuations, factors would not indicate that any unrealized gains and losses should be viewed as “other-than-temporary.”
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
     Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At June 30, 2008, except for auction rate securities, the average maturity of our investments was approximately three months, and all investment securities other than auction rate securities had effective maturities of less than 12 months. The following table presents certain information about our financial instruments at June 30, 2008 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
			Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sale securities	$27,746	$4,700	$32,446	$32,202
Weighted average interest rate	2.51%	2.20%
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of June 30, 2008, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to market risk related to debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest expense market risk.
     Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, Germany, Canada and Australia operations, are generally denominated in United States dollars. For the three and six months ended June 30, 2008, approximately 13% and 15% of our total revenues were denominated in foreign currency. Our exchange risks and foreign exchange losses have been minimal to date. We expect to continue to transact a majority of our business in United States dollars.

     Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.
     As of June 30, 2008, we had no outstanding foreign currency forward exchange contracts.
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
     In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three or six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
     We incurred net losses of $5.2 million and $7.8 million for the three and six months ended June 30 2008, respectively, as well as $12.5 million and $8.7 million in 2007 and 2006, respectively. We expect to continue to incur substantial expenses for the foreseeable future as we increase our business focus on our hosted on-demand service, expand our operations domestically and internationally and increase the number of our product offerings. In addition, as we increasingly focus on our on-demand business, we expect our perpetual license revenues will continue to decline, and this trend will have an adverse effect on our overall gross margins. To achieve profitability, we must increase our total revenues, improve our gross margin on subscription and support revenues and service and other revenues and effectively manage our expenses. In the fourth quarter of 2007 we undertook a restructuring to reduce our workforce by 8% in order to better align expenses with expected revenues. In connection with this restructuring, we incurred expenses of $1.9 million. There is no assurance that we have taken adequate steps to effectively manage our expenses, and we may be required to incur additional restructuring expenses in the future. We cannot be sure that we will achieve or sustain profitability on a quarterly or annual basis in the future. If we cannot increase our total revenues and improve our gross margins our future results of operations and financial condition will be negatively affected.
If our hosted on-demand offering fails to achieve broad market acceptance, or if we are unable to consistently offer this service on a profitable basis, our operating results could be adversely affected.
     We have invested, and expect to continue to invest, substantial resources to expand, market, and implement our hosted on-demand offering. We have only achieved positive gross margins on our hosted on-demand offering since the first quarter of 2008. Previously, we had realized a negative gross margin on sales of this service and there can be no assurance that we will be able to offer our on-demand service profitably in the future. As we continue to promote our hosted on-demand service, there is a risk of confusion in the market over the alternative ways to purchase our software, which could result in delayed sales. In addition, with our decision to increase our focus on our on-demand service, customers that might otherwise purchase a perpetual license may instead opt for our hosted on-demand service, possibly late in the sales cycle. To the extent our hosted on-demand offering results in a shift away from perpetual licenses, our revenue and operating results will be adversely affected in the short-term as revenues for on-demand services are recognized over the life of the agreement with each of our customers and the professional services associated with on-demand implementations are less than those associated with perpetual licenses. Any such shift will also have a longer term adverse effect on operating results, as our on-demand offering is expected to continue to generate much lower margins than our perpetual license sales.
     Historically, our on-demand contracts generally provided for payment by the customer only after the customer went into production with the on-demand service. Although we have changed that model so that our on-demand contracts now generally provide for payment and terms commencing as of the effective date of the contract, these terms remain subject to customer-specific requirements. For those contracts under which we will not recognize revenue until the customer has commenced production use of the on-demand service, which can be months after the contract was signed, our revenue recognition will be delayed and our operating results will be adversely affected. If our hosted on-demand service does not achieve broad market acceptance, or if we are unable to offer this service profitably, our operating results will be materially and adversely affected.
Our quarterly license revenues remain largely dependent on a relatively small number of license transactions involving sales of our products to new customers, and any delay or failure in closing one or more of these transactions could adversely affect our results of operations.
     Our quarterly license revenues are typically dependent upon the closing of a relatively small number of transactions involving perpetual licensing of our products to new customers. As such, variations in the rate and timing of conversion of sales prospects into license revenues could result in our failure to meet revenue objectives or achieve or maintain profitability in future periods. In addition, failure to meet all revenue recognition criteria for perpetual licenses can result in deferral of license revenue into future periods, as was the case in the second quarter of 2008. We generally recognize the bulk of our license revenues for a given sale either at the time we enter into the agreement and deliver the product, or over the period in which we perform any services that are essential to the functionality of the product. Unexpected changes in the number and size of transactions or other contractual terms late in the negotiation process or changes in the mix of contracts we enter into, including customers’ selection of our on-demand solution (for which revenues are included in our subscription and support revenues and recognized ratably over future periods) in lieu of perpetual licenses, could therefore materially and adversely affect our revenues in a quarter. Typically, customers tend to gravitate toward perpetual or on-demand solutions with some crossover. We expect the level of crossover towards on-demand to increase, and thus our license revenues would be adversely affected. Reductions in the amount of customers’ purchases or delays in recognition of revenues would adversely affect our revenues, results of operations and financial condition.
We cannot accurately predict customer subscription and maintenance renewal rates and the impact these renewal rates will have on our future revenues or operating results.
     Our customers have no obligation to renew their subscriptions for our on-demand service or maintenance support after the expiration of their initial subscription or maintenance period, which is typically 12 to 24 months, and in fact, some customers have elected not to renew. In addition, our customers may renew for fewer payees or renew for shorter contract lengths. We cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our service and their ability to continue their operations and spending levels. If our customers do not renew their subscriptions for our on-demand service or maintenance support, our revenue will decline and our business will suffer.
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
     Our revenues, particularly our license revenues, are extremely difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. For example, in the first six months of 2005 and throughout 2004, our license revenues were substantially lower than expected due to purchasing delays by our customers and our failure to close transactions, resulting in significant net losses. Conversely, our license revenues from mid-2005 through the third quarter of 2007 were greater than in the corresponding prior year periods, primarily as a result of closing more and larger transactions. Beginning in the third quarter of 2007, we believe our sales of products to the financial services sector may have been adversely affected by the deterioration of the mortgage markets and corresponding adverse effects on the operating results of our potential customers. In addition, our license revenues have historically been seasonal, with highest revenues in the fourth quarter and lower revenues during the second and third quarters of the year. In the future, we expect that our increased focus on our on-demand business may result in lower revenues from perpetual licenses and decreased customer expenditures on professional services.
     Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance.
     Factors that may cause our quarterly revenue and operating results to fluctuate include:
•	The discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	the priority our customers place on the purchase of our products as compared to other information technology and capital acquisitions;

•	competitive conditions in our industry, including new product introductions, product announcements and discounted pricing or special payment terms offered by our competitors;

•	customers’ selection of our on-demand solution, under which we recognize revenue as part of subscription and support revenues over the term of the agreement, in lieu of traditional perpetual license revenue, which is typically recognized in the quarter in which the transaction closes or as the products are implemented;

•	our ability to hire, train and retain appropriate sales and professional services staff;

•	varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenues;

•	indeterminate and often lengthy sales cycles;

•	changes in the mix of revenues attributable to higher-margin product license revenues as opposed to substantially lower-margin subscription, service and other revenues;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	merger and acquisition activities among our customers, which may alter their buying patterns;

•	our ability to satisfy revenue recognition criteria or timely complete our service obligations related to product sales;

•	the extent to which our customer’s needs for professional services are reduced as a result of product improvements as well as implementation efficiencies in our on-demand offering over traditional on-premise implementations;

•	the utilization rate of our professional services personnel and the degree to which we use third-party consulting services;

•	changes in the average selling prices of our products;

•	the rates the market will bear for our professional services and our ability to efficiently and profitably perform such services based on those market rates;

•	timing of product development and new product initiatives;

•	increased operating expenses associated with channel sales, increased product development efforts and Sarbanes-Oxley compliance; and

•	customer concerns regarding the impact of implementing large, enterprise-wide deployments of products, including our products, and compliance with the internal control requirements of Sarbanes-Oxley.
     We might not be able to manage our future growth efficiently or profitably.
     We experienced significant growth in 2007 in our overall operations and in the six months ended June 30, 2008 in our on-demand operations, and are planning for continued growth. If growth continues, we will likely need to expand the size of our sales and marketing, research and development and general and administrative staffs, grow our related operations and strengthen our financial and accounting controls. This expansion may increase our expenses, and there is no assurance that our infrastructure would be sufficiently scalable to efficiently manage any growth that we may experience. For example, if we increased sales of licenses, we could experience a significant increase in demand for our professional services personnel to implement our solutions. If we are unable to address these additional demands on our resources, our operating results and growth might suffer. Even if we are able to hire additional personnel, they will require a substantial period of training, and there is no guarantee that any new personnel will be as highly qualified as our existing personnel. As a result, certain implementations of our solution may not meet our customers’ expectations, our reputation could be harmed and our business and operating results could be adversely affected. Also, if we continue to expand our operations, our systems, procedures or controls might not be adequate to support expansion. Further, to the extent we invest in additional resources to support further growth and growth in our revenues does not ensue, our operating results would be adversely affected. If we are unable to further leverage our operating cost investments as a percentage of revenues our ability to generate profits will be adversely impacted. Thus, our inability to manage our growth could harm our business.

Our service revenues produce substantially lower gross margins than our license and subscription and support revenues, and periodic variations in the proportional relationship between services revenues and higher margin license and subscription and support revenues have harmed, and may continue to harm, our overall gross margins.
     Our services and other revenues, which include fees for consulting, implementation and training, were 49% and 53% of our revenues for the three and six months ended June 30, 2008 and 48% and 40% of our revenues for the years 2007 and 2006, respectively. Our service and other revenues have substantially lower gross margins than our license and subscription and support revenues.
     Historically, service and other revenues as a percentage of total revenues have varied significantly from period to period due to a number of circumstances including fluctuations in licensing and subscription and support revenues, changes in the average selling prices for our products and services and the effectiveness and appeal of competitive service providers. In addition, the volume and profitability of services can depend in large part upon:
•	Competitive pricing pressure on the rates that we can charge for our professional services;

•	increases or decreases in the number of services projects being performed on a fixed bid or acceptance basis that may defer recognition of revenue;

•	the complexity of the customers’ information technology environments;

•	the priority and resources customers place on their implementation projects; and

•	the extent to which outside consulting organizations provide services directly to customers.
     As an example of competitive pressure on our services offerings, many of our potential customers are outsourcing technology projects offshore to take advantage of lower labor costs. Additionally, market rates for the types of professional services we offer may be greater or less than the rates we charge domestically depending on the geographic regions where the services are performed. Moreover, as we expand our international services operations, revenues will be impacted by fluctuations in currency exchange rates. Consequently, as we extend our customer base internationally, we expect greater variation in the proportion of services revenues compared to our other higher margin license and subscription and support revenues, which may increase or erode margins for our service revenues and our overall gross margins.
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
     The failure to complete sales of perpetual licenses in a particular quarter would reduce our revenues in that quarter, as well as any subsequent quarters over which revenues for the sale would likely be recognized. Given that our license revenues are dependent on a relatively small number of transactions, any unexpected lengthening of the sales cycle in general or for one or more large orders would adversely affect the timing and amount of our revenues.
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
     We plan to pursue sales of new product modules to existing perpetual license customers of our TrueComp software. To take advantage of new features and functionality in our latest modules, many of our perpetual license customers will need to migrate to a more current version of our products. We also expect to periodically terminate maintenance support on older versions of our products for various reasons including, without limitation, termination of support by third-party software vendors whose products complement ours or upon which we are dependent. Termination of maintenance may force our perpetual license customers to migrate to more current versions of our software. Regardless of the reason, upgrading to more current versions of our products is likely to involve additional cost, which our customers may delay or decline to incur. If a sufficient number of our customers do not migrate to newer versions of our software, our continued maintenance support opportunities and our ability to sell additional products to these customers, and as a result, our revenues and operating income, may be harmed, possibly significantly.
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
Deployment of our products frequently requires substantial technical implementation and support by us or third-party service providers. Failure to meet these requirements could cause a decline or delay in recognition of our revenues and an increase in our expenses.
     Deployments of our products frequently require a substantial degree of technical and logistical expertise for both on premise and on-demand implementations. Moreover, whether for our on-demand or on premise implementations, our customers can require large, enterprise-wide deployments of our products. It may be difficult for us to manage these deployments, including the timely allocation of personnel and resources by us and our customers. Failure to successfully manage the process could harm our reputation both generally and with specific customers and may cause us to lose existing customers, face potential customer disputes or limit the number of new customers that purchase our products, each of which could adversely affect our revenues and increase our technical support and litigation costs. For example, in the fourth quarter of 2005, we deferred recognition of approximately $0.8 million of service revenue due to a single customer dispute for an implementation project.
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
     If implementation services are not provided successfully and in a timely manner, our customers may experience increased costs and errors, which may result in customer dissatisfaction and costly remediation and litigation, any of which could adversely impact our reputation, operating results and financial condition. We make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues, which are accounted for in the condensed consolidated financial statements.
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
     We license technology from several software providers for our rules engine, analytics, web viewer and quota management application, and we anticipate that we will continue to do so. We also rely on generally available third-party software such as WebSphere and WebLogic to run our applications. Any of these software applications may not continue to be available on commercially reasonable terms, if at all, or new versions may be released that are incompatible with our prior or existing software releases. Some of the products could be difficult to replace, and developing or integrating new software with our products could require months or years of design and engineering work. The loss or modification of any of these technologies could result in delays in the license of our products until equivalent technology is developed or, if available, is identified, licensed and integrated. For example, we entered into an agreement to license our quota management software application from Hyperion Solutions in the third quarter of 2006. Hyperion Solutions was acquired in April 2007 by one of our competitors, Oracle. In April 2008, we received notification from Oracle that it was terminating our arrangement. We do not expect the termination of our agreement with Hyperion to have a material adverse impact on our revenues or obligations to our customers.
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
     Our cash equivalent and investment portfolio as of June 30, 2008 consists of investment grade auction rate securities, corporate notes and obligations and government and agency obligations. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer.
     As a result of current adverse financial market conditions, our auction rate securities with a total par value of approximately $4.7 million may pose risks arising from liquidity concerns. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Therefore, because of the short interest rate reset period, the Company has historically recorded them as current available-for-sale securities. However, beginning in late February 2008, these remaining auction rate securities failed to reprice, resulting in us continuing to hold these securities. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. Due to the liquidity risk, as of June 30, 2008, we recorded unrealized losses of $0.3 million related to these auction rate securities and classified them as long-term investments on our condensed consolidated balance sheet. These investments are all education municipal securities substantially collateralized by the U.S. Department of Education Federal Family Education Loan program guarantee. None of the auction rate securities held by the Company are mortgage-backed debt obligations. All of these investments carry AAA credit ratings from one or more of the major credit rating agencies and we believe that given their high credit quality, we will ultimately recover at par all amounts invested in these securities. We do not anticipate that any potential lack of liquidity in these auction rate securities, even for an extended period of time, will affect our ability to finance our operations. We continue to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. However, if the interest rate environment changes, we may incur further unrealized losses. We cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain temporarily impaired.
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
     Additional equity financings or other share issuances by us could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public trading market (or in private transactions) including sales by our executive officers, directors or venture capital funds, or the perception that such additional sales could occur, could cause the market price of our common stock to drop.
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

Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders (Annual Meeting) was held on June 3, 2008. Two matters were voted on at the Annual Meeting. A brief description of each of these matters and the results of the votes thereon, are as follows:
     Proposal 1. Election of Directors
     Immediately prior to the commencement of the Annual Meeting, the Company’s Board of Directors consisted of seven members divided into three classes (Classes I through III). The Class II members of the Board of Directors were scheduled for election at the Annual Meeting, each to serve three-year terms to expire at the Annual Meeting in 2011 or until their successors are duly elected and qualified. The nominees of the Board to serve as Class II members were William B. Binch and Michele Vion. There were no other nominees. Mr. Binch and Ms. Vion were each elected at the Annual Meeting as Class II directors by the following votes:

Nominees of the Board of Directors	For	Withheld
William B. Binch	23,567,789	588,638
Michele Vion	23,514,489	637,379
     The Company’s other directors whose terms of office continued after the Annual Meeting are George B. James, David B. Pratt and Robert H. Youngjohns (Class I), and Charles M. Boesenberg and Michael A. Braun (Class III).
     Proposal 2. Ratification of the appointment of KPMG LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2008.

For	Against	Abstain
24,113,335	32,911	5,622
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description

10.25	Form of Executive Change of Control Agreement — Full Double Trigger

31.1	302 Certifications

32.1	906 Certification
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2008.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer, Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

Exhibit
Number	Description

10.25	Form of Executive Change of Control Agreement — Full Double Trigger

31.1	302 Certifications

32.1	906 Certification