Form 10-Q
period 2008-09-30
CALLIDUS SOFTWARE INC
filed 2008-11-10
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     There were 30,131,912 shares of the registrant’s common stock, par value $0.001, outstanding on October 31, 2008, the latest practicable date prior to the filing of this report.

     Callidus Software®, the Callidus logo®, Callidus TRUEANALYTICS™, TRUECOMP®, TRUEINFORMATION®, TRUEPERFORMANCE®, TRUEPRODUCER™, TRUEQUOTA™ and TRUERESOLUTION® are our trademarks, among others not referenced in this quarterly report of Form 10-Q. All other trademarks, service marks, or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,923	$21,813
Short-term investments	2,454	28,824
Accounts receivable, net	17,951	23,575
Deferred income taxes	423	423
Prepaid and other current assets	5,200	4,038

Total current assets	64,951	78,673
Long-term investments	4,314	—
Property and equipment, net	5,332	4,438
Goodwill	3,716	—
Intangible assets, net	3,956	2,333
Deferred income taxes, noncurrent	90	90
Deposits and other assets	1,292	1,913

Total assets	$83,651	$87,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,471	$2,901
Accrued payroll and related expenses	5,112	7,326
Accrued expenses	4,471	4,225
Deferred revenue	18,673	15,831

Total current liabilities	30,727	30,283
Long-term deferred revenue	1,571	2,326
Other liabilities	1,660	1,089

Total liabilities	33,958	33,698

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 30,121 and 29,704 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	30	30
Additional paid-in capital	208,645	203,110
Accumulated other comprehensive income	12	456
Accumulated deficit	(158,994)	(149,847)

Total stockholders’ equity	49,693	53,749

Total liabilities and stockholders’ equity	$83,651	$87,447

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
Revenues:
License	$6,782	$5,600	$12,638	$21,269
Subscription and support	10,874	5,944	29,208	17,406
Services and other	10,597	13,226	37,992	37,477

Total revenues	28,253	24,770	79,838	76,152
Cost of revenues:
License	355	191	705	646
Subscription and support	4,147	2,696	11,095	8,193
Services and other	10,217	11,542	34,093	33,281

Total cost of revenues	14,719	14,429	45,893	42,120

Gross profit	13,534	10,341	33,945	34,032

Operating expenses:
Sales and marketing	7,623	7,293	21,983	23,156
Research and development	3,808	3,688	10,958	11,781
General and administrative	3,529	3,951	10,261	11,372
Restructuring	—	—	397	—

Total operating expenses	14,960	14,932	43,599	46,309

Operating loss	(1,426)	(4,591)	(9,654)	(12,277)
Interest and other income, net	103	657	914	2,239

Loss before provision for income taxes	(1,323)	(3,934)	(8,740)	(10,038)
Provision for income taxes	64	36	407	144

Net loss	$(1,387)	$(3,970)	$(9,147)	$(10,182)

Net loss per share — basic and diluted
Net loss per share	$(0.05)	$(0.14)	$(0.31)	$(0.35)

Shares used in basic per share computation	30,063	29,175	29,937	28,901

Shares used in diluted per share computation	30,063	29,175	29,937	28,901

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,147)	$(10,182)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,782	1,417
Amortization of intangible assets	2,138	247
Provision for doubtful accounts and sales returns	1,250	82
Stock-based compensation	5,890	3,949
Loss on disposal of property	24	2
Net accretion on investments	(159)	(489)
Changes in operating assets and liabilities:
Accounts receivable	8,377	(2,940)
Prepaid and other current assets	(910)	1,175
Other assets	633	(1,799)
Accounts payable	(1,031)	1,801
Accrued payroll and related expenses	(2,172)	(735)
Accrued expenses	(3,240)	3,435
Deferred revenue	1,906	(302)

Net cash provided by (used in) operating activities	5,341	(4,339)

Cash flows from investing activities:
Purchases of investments	(13,919)	(33,572)
Proceeds from maturities and sale of investments	35,720	38,005
Purchases of property and equipment	(1,927)	(2,385)
Purchases of intangible assets	(280)	(100)
Acquisition, net of cash acquired	(7,500)	—
Change in restricted cash	—	130

Net cash provided by investing activities	12,094	2,078

Cash flows from financing activities:
Proceeds from issuance of common stock	4,785	3,558
Purchases of treasury stock	(5,140)	—

Net cash (used in) provided by financing activities	(355)	3,558

Effect of exchange rates on cash and cash equivalents	30	(93)

Net increase in cash and cash equivalents	17,110	1,204
Cash and cash equivalents at beginning of period	21,813	12,082

Cash and cash equivalents at end of period	$38,923	$13,286

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8	$—

Non-cash investing and financing activities:
Purchases of property and equipment not paid as of quarter-end	$533	$—

Purchases of intangible assets not paid as of quarter-end	$81	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of September 30, 2008 and the three and nine months ended September 30, 2008 and 2007 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Corrections of Errors
     During the quarter ended September 30, 2008, the Company determined that license revenue was overstated by $600,000 in the third quarter of fiscal 2007 as a result of revenue recognition criteria not being met for one transaction during that quarter. The delivery criterion was met in the third quarter of fiscal 2008.
     The Company also determined that certain accrued expenses were understated by $88,000 as a result of a foreign currency transaction loss that should have been recorded during the three and twelve months ended December 31, 2007. The Company will reflect this adjustment in its consolidated statement of operations for the year ended December 31, 2007 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The Company has modified the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007 to reflect a decrease in revenue and an increase in deferred revenue. These transactions have now been corrected in the unaudited condensed consolidated financial statements for 2007 as set forth herein (in thousands, except per share amounts).

	December 31,
	2007
	As previously
	reported	Adjustments	As revised
Balance Sheet:
Accrued expenses	$4,137	$88	$4,225
Deferred revenue	15,231	600	15,831
Total current liabilities	29,595	688	30,283
Total liabilities	33,010	688	33,698
Accumulated deficit	(149,159)	(688)	(149,847)
Total stockholders’ equity	54,437	(688)	53,749

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
	As previously			As previously
	reported	Adjustments	As revised	reported	Adjustments	As revised
Statements of Operations:
License revenues	$6,200	$(600)	$5,600	$21,869	$(600)	$21,269
Total revenues	25,370	(600)	24,770	76,752	(600)	76,152
Gross profit	10,941	(600)	10,341	34,632	(600)	34,032
Operating loss	(3,991)	(600)	(4,591)	(11,677)	(600)	(12,277)
Loss before provision for income taxes	(3,334)	(600)	(3,934)	(9,438)	(600)	(10,038)
Net loss	(3,370)	(600)	(3,970)	(9,582)	(600)	(10,182)
Net loss per share - basic and diluted	(0.12)	(0.02)	(0.14)	(0.33)	(0.02)	(0.35)
     The Company does not believe these amounts are material to the reporting periods in which they should have been recorded, nor does it expect these amounts will be material to its consolidated operating results for the year ending December 31, 2008.
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

     Below is a summary of the changes in the Company’s reserve accounts for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Balance at	Provision,		Balance at
	Beginning	Net of		End of
	of Period	Recoveries	Write-Offs	Period
Allowance for doubtful accounts
Three months ended September 30, 2008	$113	$102	$(34)	$181
Three months ended September 30, 2007	483	37	—	520
Nine months ended September 30, 2008	154	61	(34)	181
Nine months ended September 30, 2007	463	57	—	520

	Balance at		Remediation	Balance at
	Beginning		Service	End of
	of Period	Provision	Claims	Period
Sales return reserve
Three months ended September 30, 2008	$721	$1,173	$(480)	$1,414
Three months ended September 30, 2007	259	240	(233)	266
Nine months ended September 30, 2008	225	2,182	(993)	1,414
Nine months ended September 30, 2007	241	953	(928)	266
     Restricted Cash
     Included in deposits and other assets in the consolidated balance sheets at September 30, 2008 and December 31, 2007 is restricted cash of $434,000 related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in other assets based on the remaining contractual term for the release of the restriction.
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
     On-Demand Revenue. In hosted arrangements where the Company provides its software applications as a service, the Company has considered Emerging Issues Task Force Issue No. 00-3 (EITF 00-3), "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and has concluded that these transactions are considered service arrangements and fall outside of the scope of SOP 97-2. Accordingly, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” Customers will typically prepay for the Company’s hosted services, amounts which the Company will defer and recognize ratably over the non-cancelable term of the customer contract. In addition to the hosting services, these arrangements may also include implementation and configuration services, which are billed on a time-and-materials basis and recognized as revenues as the services are performed. The Company evaluates whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) the Company sells or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item and (iv) there is a general right of return.
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
     If consulting services for implementation and configuration associated with a hosted on-demand arrangement do not qualify as a separate unit of accounting, the Company will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, the Company will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. The deferred costs on the Company’s condensed consolidated balance sheets for these arrangements totaled $4.1 million and $3.4 million at September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, $3.4 million and $2.1 million, respectively, of the total deferred costs were included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the condensed consolidated balance sheets.

     Included in the deferred costs for hosting arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand product offering was $0.9 million and $1.3 million at September 30, 2008 and December 31, 2007, respectively.
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
     Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options and warrants, the release of restricted stock, and purchases of employee stock purchase plan (ESPP) shares to the extent these shares are dilutive. For the three and nine months ended September 30, 2008 and 2007, the diluted net loss per share calculation was the same as the basic net loss per share calculation, as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Restricted stock	1,291	118	1,095	46
Stock options	6,434	8,277	6,789	8,215
Warrants	—	*	—	1
ESPP	93	48	218	204

Totals	7,818	8,443	8,102	8,466

*	Less than 1.000 shares
     The weighted-average exercise price of stock options excluded from weighted average common shares during the three and nine months ended September 30, 2008 was $5.07 and $5.19 per share, respectively, as compared to the weighted average exercise price of stock options excluded from weighted average common shares during the three and nine months ended September 30, 2007 of $4.99 and $4.91 per share, respectively. The weighted average exercise price of warrants excluded from weighted average common shares during the nine months ended September 30, 2007 was $13.34 per share.

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
     In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not have any noncontrolling interests (minority interests). As such, the adoption of SFAS 160 will have no impact on the Company’s condensed consolidated financial statements.
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

     The total purchase price was allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date and resulted in excess purchase consideration over the net tangible liabilities and identifiable intangible assets acquired of $3.7 million. The acquisition included contingent payments of $4.8 million that are not accounted for in the initial purchase price as of the acquisition date. The contingent consideration could lead to an increase in goodwill if and when the contingencies are resolved. The contingent payments are as follows: $1.9 million will be paid to the former CT and CMS owners on December 31, 2008, if, by that date, Robert Conti, Senior Vice President Worldwide Client Services, has not terminated his employment with the Company except for good reason or his employment has been terminated by the Company without cause; and up to $2.9 million will be paid to the former CT and CMS owners in February 2009 if the Company’s services business meets certain financial performance criteria during 2008. These contingent payments will only be recorded as part of the purchase price if and when the related contingencies are resolved and the related consideration is paid or becomes payable.

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
3. Restructuring
     On November 27, 2007, the Company’s Board of Directors approved a cost savings program to reduce the Company’s workforce by approximately 8%. The Company recorded restructuring charges of approximately $1.5 million in the fourth quarter of 2007 and $0.4 million in the first quarter of 2008, which were the total amounts incurred in connection with severance and termination-related costs, most of which were severance-related cash expenditures. The cost savings program was completed in the first quarter of 2008. As of September 30, 2008, there were no accrued restructuring charges.
     During the first quarter of 2008, management approved and initiated plans to restructure certain operations by reducing the Company’s workforce to eliminate redundant costs resulting from the acquisition of CT and improve efficiencies in operations. The cash restructuring charges recorded are based on restructuring plans that have been committed to by management and the Board of Directors.
     The total estimated restructuring costs associated with exiting activities of CT are approximately $58,000. These restructuring costs have all been paid as of September 30, 2008. In accordance with Emerging Issues Task Force No. 95-3 (EITF 95-3) “Recognition of Liabilities in Connection with a Purchase Business Combination,” these costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire CT and, accordingly, have resulted in an increase to goodwill.
4. Intangible Assets
     Intangible assets consisted of the following as of September 30, 2008 and December 31, 2007 (in thousands):

	December 31,	December 31,			September 30,
	2007	2007		Amortization	2008
	Cost	Net	Additions	Expense	Net
Purchased technology	$3,318	$2,333	$261	$(722)	$1,872
Customer backlog	—	—	1,500	(1,062)	438
Customer relationships	—	—	2,000	(354)	1,646

Total intangible assets, net	$3,318	$2,333	$3,761	$(2,138)	$3,956

     Intangible assets include third-party software licenses used in our products and acquired assets related to the CT acquisition. Amortization expense related to intangible assets was $0.8 million and $2.2 million for the three and nine months ended September 30, 2008, respectively, as compared to amortization expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively, and was charged to cost of revenues. The Company’s intangible assets are amortized over their estimated useful lives of one to five years. Total future expected amortization for the remainder of 2008 and each of the next five years and thereafter is as follows (in thousands):

	Purchased	Customer	Customer
	Technology	Backlog	Relationships
Year Ending December 31:
Remainder of 2008	$249	$375	$125
2009	751	63	500
2010	305	—	500
2011	389	—	500
2012	178	—	21
2013 and beyond	—	—	—

Total expected future amortization	$1,872	$438	$1,646

5. Investments
     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available for sale and carried at fair value, which is determined based on the inputs discussed below, with net unrealized gains and losses, net of tax effects, included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated financial statements. The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. The Company considers all investments that are available for sale that have a maturity date of longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. Due to the failed repricing and unrealized losses on the Company’s investments in auction rate securities, these investments were recorded as long-term investments on the condensed consolidated balance sheet as of September 30, 2008 to reflect the current lack of liquidity of these investments. As of September 30, 2008, the Company had the ability and the intent to hold these auction rate securities until the full par value could be recovered.

     Interest is included in interest and other income, net, in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities were as follows at September 30, 2008 and December 31, 2007 (in thousands):

	Carrying	Unrealized	Unrealized	Estimated
September 30, 2008	Value	Gains	Losses	Fair Value
Money market funds	$30,997	$—	$—	$30,997
Auction-rate securities	4,700	—	(386)	4,314
Corporate notes and obligations	2,442	14	(2)	2,454

Investments in debt and equity securities	$38,139	$14	$(388)	$37,765

	Carrying	Unrealized	Unrealized	Estimated
December 31, 2007	Value	Gains	Losses	Fair Value
Money market funds	$5,823	$—	$—	$5,823
Auction-rate securities	11,750	—	—	11,750
Corporate notes and obligations	20,572	49	(9)	20,612
U.S. government and agency obligations	1,500	—	—	1,500

Investments in debt and equity securities	$39,645	$49	$(9)	$39,685

	September 30,	December 31,
	2008	2007
Recorded as:
Cash equivalents	$30,997	$10,861
Short-term investments	2,454	28,824
Long-term investments	4,314	—

	$37,765	$39,685

     The Company invests in investment grade securities. The unrealized gains and losses on these investments were caused by interest rate fluctuations and the failed repricing of the auction rate securities and not credit quality. All of the auction rate securities carry AAA credit ratings from one or more of the major credit rating agencies. These investments are education municipal securities substantially collateralized by the U.S. Department of Education Federal Family Education Loan program guarantee. None of the auction rate securities held by the Company are mortgage-backed debt obligations. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Recent failed auctions resulted in a lack of liquidity in the securities, but are not an indication of an increased credit risk or a reduction in the underlying collateral. As a result of the failed auctions, the reset interest rates were increased to above market. The Company will not be able to liquidate any of the remaining auction rate securities until a future auction is successful, a buyer is found outside of the auction process or the notes are redeemed. As of September 30, 2008, the Company believes that, due to the nature of the investments, the financial condition of the issuers, and its ability and intent to hold the investments through these short-term loss fluctuations, factors would not indicate that these unrealized gains and losses should be viewed as “other-than-temporary.”
     The Company had realized losses on the sales of investments of $22,000 for the three and nine months ended September 30, 2008. There were no realized gains or losses on the sales of investments for the three and nine months ended September 30, 2007.

     The Company measures financial assets at fair value on a recurring basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at September 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$30,997	$30,997	$—	$—
Auction-rate securities (2)	4,314	—	—	4,314
Corporate notes and obligations (3)	2,454	—	2,454	—

Total	$37,765	$30,997	$2,454	$4,314

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet

(2)	Included in long-term investments on the condensed consolidated balance sheet

(3)	Included in short-term investments on the condensed consolidated balance sheet
     The table below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

	Balance at			Balance at
	December 31,		Unrealized	September 30,
	2007	Sales	Gains/Losses, net	2008
Auction-rate securities	$11,750	$(7,050)	$(386)	$4,314

Total	$11,750	$(7,050)	$(386)	$4,314

6.	Commitments and Contingencies
     The Company is from time to time a party to various litigation matters incidental to the conduct of its business. At the present time, the Company believes that none of these matters is likely to have a material adverse effect on the Company’s future financial results.
     Other Contingencies
     The Company generally warrants that its products shall perform to its standard documentation. Under the Company’s standard warranty, should a product not perform as specified in the documentation within the warranty period, the Company will repair or replace the product or refund the license fee paid. Such warranties are accounted for in accordance with SFAS 5. To date, the Company has not incurred any costs related to warranty obligations for its software product.
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
     The following table summarizes revenues for the three and nine months ended September 30, 2008 and 2007 by geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$25,378	$20,982	$68,069	$63,257
Europe	2,590	3,564	10,776	11,603
Asia Pacific	285	224	993	1,292

	$28,253	$24,770	$79,838	$76,152

     Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.
     The following table summarizes revenues to significant customers (including resellers when product is sold through them to an end user) as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Customer 1	10%	—%	4%	—%
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
     The following table sets forth the components of comprehensive loss for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(1,387)	$(3,970)	$(9,147)	$(10,182)
Other comprehensive loss:
Change in unrealized loss on investments, net	(130)	17	(413)	24
Change in cumulative translation adjustments	(3)	3	(31)	(10)

Comprehensive loss	$(1,520)	$(3,950)	$(9,591)	$(10,168)

9. Stock-based Compensation
     Expense Summary
     Under the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), $2.0 million and $5.9 million of stock-based compensation expense was recorded for the three and nine months ended September 30, 2008, respectively, in the condensed consolidated statements of operations. Of the total stock-based compensation expense, approximately $0.5 million and $1.9 million was related to stock options for the three and nine months ended September 30, 2008, respectively, $0.3 million and $0.8 million was related to purchases of common stock under the ESPP for the three and nine months ended September 30, 2008, respectively, and $1.2 million and $3.2 million was related to restricted stock units for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, $1.2 million and $3.9 million of stock-based compensation expense was recorded, respectively. Of the total stock-based compensation expense, approximately $0.9 million and $3.2 million was related to stock options for the three and nine months ended September 30, 2007, respectively, $0.2 million and $0.6 million was related to purchases of common stock under the ESPP for the three and nine months ended September 30, 2007, respectively, and $0.1 million was related to restricted stock units for the three and nine months ended September 30, 2007.
     As of September 30, 2008, there was $6.6 million, $5.3 million and $0.3 million of total unrecognized compensation expense related to stock options, restricted stock and the ESPP, respectively. This expense related to stock options, restricted stock and the ESPP is expected to be recognized over a weighted average period of 2.42 years, 1.54 years and 0.46 years, respectively.
     The table below sets forth the changes in the functional classification of stock-based compensation expense for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2008	2007	(Decrease)	Year
Stock-based compensation:
Subscription and support	$184	$61	$123	202%
Services and other	320	227	93	41%
Sales and marketing	401	333	68	20%
Research and development	294	205	89	43%
General and administrative	795	379	416	110%

Total stock-based compensation	$1,994	$1,205	$789	65%

	Nine	Nine
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2008	2007	(Decrease)	Year
Stock-based compensation:
Subscription and support	$497	$177	$320	181%
Services and other	970	632	338	53%
Sales and marketing	1,487	874	613	70%
Research and development	915	737	178	24%
General and administrative	2,021	1,529	492	32%

Total stock-based compensation	$5,890	$3,949	$1,941	49%

     Determination of Fair Value
     The fair value of each option award is estimated on the date of grant and the fair value of the ESPP is estimated on the beginning date of the offering period using the Black-Scholes valuation model and the assumptions noted in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock Option Plans
Expected life (in years)	*	3.50	2.50 to 3.50	2.50 to 3.50
Risk-free interest rate	*	4.83%	2.48 to 2.58%	4.50% to 5.00%
Volatility	*	46%	42% to 44%%	39% to 54%
Dividend Yield	*	—	—	—

Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.50 to 1.00	0.50 to 1.00	0.49 to 1.00
Risk-free interest rate	1.97% to 2.18%	4.47% to 4.55%	1.97% to 2.18%	4.47% to 5.16%
Volatility	58% to 59%	30% to 32%	48% to 61%%	30% to 37% %
Dividend Yield	—	—	—	—

*	No stock options were issued during the three months ended September 30, 2008
10. Stockholders’ Equity
     Stock Repurchase Program 2007
     On November 27, 2007, our Board of Directors authorized a program for the repurchase of up to $10 million of our outstanding common stock. During the three and nine months ended September 30, 2008, we executed the repurchase of 293,000 shares and 994,000 shares, respectively, for a total cost of approximately $1.4 million and $5.2 million, respectively. As of September 30, 2008, there was approximately $4.8 million remaining authorized for additional repurchases under this program.
11. Related-Party Transactions
     In 2005, the Company entered into a service agreement with Saama Technologies, Inc. for software consulting services. William Binch, who was appointed to the Company’s Board of Directors in April 2005, is also currently a member of Saama’s board of directors. The Company incurred expenses of approximately $32,000 and $227,000 for services rendered by Saama for the three and nine months ended September 30, 2008, respectively, and expenses of approximately $201,000 and $567,000 for services rendered by Saama for the three and nine months ended September 30, 2007, respectively.
     In 2007, CT entered into an operating lease agreement with CCT Properties LLC for its office space. Robert Conti, who was appointed as Senior Vice President, Client Services, in January 2008 in connection with the acquisition of CT, is also a part owner of CCT Properties LLC. The Company incurred rent expense for the office space owned by CCT Properties of approximately $49,000 and $139,000 for the three and nine months ended September 30, 2008.
     As a result of the acquisition of CT, the Company continued its service agreement with The Alexander Group, Inc. for software consulting services. Robert Conti, who was appointed as Senior Vice President, Client Services, in January 2008 in connection with the acquisition of CT, is also a part owner of The Alexander Group. The Company incurred expenses of approximately $163,000 and $453,000 for services rendered by The Alexander Group for the three and nine months ended September 30, 2008, respectively.

     As a result of the acquisition of CT, the Company continued to purchase hosting services from Level 3 Communications, Inc. during the three and nine months ended September 30, 2008. Michele Vion, who was appointed to the Company’s Board of Directors in September 2005, is also currently the Senior Vice President, Human Resources, at Level 3 Communications. The Company incurred expenses of approximately $24,000 and $66,000 for hosting services rendered by Level 3 Communications for the three and nine months ended September 30, 2008, respectively. The Company believes all of these agreements represent arms length transactions.
12. Subsequent Events
     Auction Rate Securities
     In August 2008, the financial institution where the Company holds $3.4 million estimated fair value of auction rate securities agreed to a settlement with the SEC to restore liquidity to all remaining clients who hold auction rate securities. As part of this settlement, in October 2008 the financial institution offered the Company rights to sell its auction rate securities back to the financial institution at par value at any time during the period from June 30, 2010, through July 2, 2012. In October 2008, the Company accepted this offer, and intends to exercise this right to sell its auction rate securities back to the financial institution at par value. Due to the settlement with the financial institution, the Company will record an other-than-temporary impairment at December 31, 2008 along with a corresponding gain contingency for the future fair value to be received. At this time, the Company does not believe the net effect to its consolidated statement of operations will be material.
     Stock Repurchase Program 2008
     On October 21, 2008, the Company’s Board of Directors authorized a program for the repurchase of up to $5 million of its outstanding common stock. The Company has adopted a Rule 10b5-1 plan that allows it to repurchase shares of its common stock under the Repurchase Program at times when it would not ordinarily be in the market because of Company trading policies. This program supersedes and replaces in its entirety the 2007 stock repurchase program. As part of this Stock Repurchase Program, the Company entered into stock repurchase agreements with a financial institution whereupon subsequent to September 30, 2008, the Company provided the financial institution with payments of approximately $0.5 million. This amount will be classified as treasury stock on the Company’s balance sheet.
     Restructuring
     In October 2008, management approved a cost savings program to reduce the Company’s workforce. The Company has incurred restructuring charges of approximately $0.7 million in the fourth quarter of 2008 to date in connection with severance and termination-related costs, most of which are severance-related cash expenditures. The cost savings program is expected to be completed in the fourth quarter of 2008.

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
Overview of the Results for the Three and Nine Months Ended September 30, 2008
     We are a leading provider of Sales Performance Management (SPM) software solutions designed to align internal sales resources and distribution channels with corporate strategy. Our software enhances core processes in sales management, such as the structuring of sales territories, the management of sales force talent, the establishment of sales targets and the creation and execution of sales incentive plans. Using our SPM software solutions, companies can tailor these core processes to further their strategic objectives, including coordinating sales efforts with long-range strategies regarding sales and margin targets, growth initiatives, sales force talent development, territory expansion and market penetration. Our customers can also use our SPM solutions to address more tactical objectives, such as successful new product launches and effective cross-selling strategies. Leading companies worldwide in the financial services, insurance, communications, high-technology, life sciences and retail industries rely on our solutions for their sales performance management and incentive compensation needs. Our SPM solutions can be purchased and delivered as either an on-demand service or an on-premise software solution. However, we have announced that we intend for our on-demand service to be our lead offering. Our hosted on-demand service allows customers to use our software products through a web interface rather than purchase computer equipment and install our software at their locations.
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

Revenue Growth and Lower Net Loss
     Our total revenues increased in the third quarter of 2008 by 14% to $28.3 million compared to $24.8 million in the third quarter of 2007. The increase was primarily the result of an 83% increase in subscription and support revenues in the three months ended September 30, 2008 compared to same period in 2007. This increase reflects the shift in business focus and strategy to our on-demand offering and the increase in the number of on-demand customers for which we recognized revenue during the third quarter of 2008 as compared to the third quarter of 2007.
     License revenues increased 21% to $6.8 million in the third quarter of 2008 compared to the third quarter of 2007. Services and other revenues decreased 20% to $10.6 million in the third quarter of 2008 compared to the third quarter of 2007. Timing issues related to our license transactions negatively impacted services and other revenues through increased deferrals and delayed implementations. Professional services revenues were also adversely affected by our shift to providing our on-demand offering, as described below.
     Net loss decreased 65% to $1.4 million for the third quarter of 2008 compared to the third quarter of 2007. Included in net loss for the three months ended September 30, 2008 are stock-based compensation of $2.0 million and amortization of acquired intangibles of $0.5 million. The decrease in net loss is due to a combination of our continuing growth in recurring subscription and support revenues, consistent license revenues and continued cost controls.
Shift in Business Strategy to On-Demand
     In an effort to capitalize on the market opportunity created by the growing demand for Software-as-a-Service (SaaS), we have shifted our business focus and strategy to emphasize our on-demand offering. This shift is evidenced by the fact that our subscription and support recurring revenues comprised 38% of our total revenues for the third quarter of 2008, up from 24% for the third quarter of 2007. At the same time, license revenues remained consistent at 24% of our total revenues for the third quarter of 2008, as compared to 23% for the third quarter of 2007. For the nine months ended September 30, 2008, the net new annual contract value (ACV) of our on-demand bookings was $10.0 million, bringing our total ACV from on-demand services to $24.8 million as of September 30, 2008. Despite the shift to more recurring revenues generated from our on-demand offering, we continue to see a mix of how companies want to deploy our solutions. As such, we will continue to offer and support the traditional software license model that some of our customers still prefer. It should also be noted that this shift has contributed to the decline in our professional services revenues as discussed above, as the average implementation time for an on-demand arrangement is less than half of the average implementation time for an on-premise arrangement. Revenues from our on-demand offering are more predictable and allow us to better align our cost structure. However, we only introduced our on-demand offering in 2006 and continue to evaluate optimal pricing and other terms of the offering. We achieved positive gross margins in our on-demand business for the first time in the first quarter of 2008 and increased on-demand gross margins in the second and third quarters of 2008. While we expect the results of our on-demand offering to improve as we achieve operational scale, if we are unable to continue offering our on-demand service on a profitable basis, our business will be materially and adversely affected.
Other Business Highlights
     Operating expenses remained flat for the three months ended September 30, 2008 and decreased by $2.7 million, or 6%, for the nine months ended September 30, 2008, as compared to the same periods in 2007. The consistent level of operating expenses for the three months ended September 30, 2008 was net of an increase of $0.6 million in stock-based compensation, while the $2.7 million decrease for the nine months ended September 30, 2008 was net of increases of $0.4 million in restructuring costs and $1.3 million in stock-based compensation. The overall decrease was the result of cost saving actions taken in the fourth quarter of 2007 and the first quarter of 2008. We completed reductions in workforce and recorded charges of approximately $1.5 million in the fourth quarter of 2007 and $0.4 million in the first quarter of 2008 in connection with severance and termination-related costs, most of which were severance-related cash expenditures. The cost savings program was completed in the first quarter of 2008. As of September

30, 2008, we had no accrued restructuring charges. We have taken and intend to take additional steps to reduce our cost structure in the fourth quarter of 2008. Such steps have resulted in charges of approximately $0.7 million in that period to date. We do not expect to realize the full benefits of these cost reductions until the first quarter of 2009.
     On November 27, 2007, our Board of Directors authorized a program for the repurchase of up to $10 million of our outstanding common stock. During the three and nine months ended September 30, 2008, we executed the repurchase of 293,000 shares and 994,000 shares, respectively, for a total cost of approximately $1.4 million and $5.2 million, respectively. On October 21, 2008, the Company’s Board of Directors authorized a program for the repurchase of up to $5 million of its outstanding common stock. The Company has adopted a Rule 10b5-1 plan that allows it to repurchase shares of its common stock under the Repurchase Program at times when it would not ordinarily be in the market because of Company trading policies. This program supersedes and replaces in its entirety the 2007 stock repurchase program.
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
Challenges and Risks
     In response to market demand, we shifted our primary business focus from the sale of perpetual licenses for our products to the provision of our software as a service. The SaaS model provides more predictable quarterly revenues. However, we have yet to achieve a scale of operations that enables us to provide our SaaS on a consistently profitable basis. If we are unable to provide our SaaS on a consistently profitable basis in the future, our business and operating results may be materially and adversely affected.
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
     Historically, a substantial portion of our revenues have been derived from sales of our products and services to customers in the financial and insurance industries. The recent substantial disruptions in these industries may result in these customers deferring or cancelling future planned expenditures on our products and services. Further, consolidations and business failures in these industries could result in substantially reduced demand for our products and services. In addition, the disruptions in these industries and the concurrent international financial crisis may cause other potential customers to defer or cancel future purchases of our products and services as they seek to conserve resources in the face of economic turmoil and the drastically reduced availability of capital in the equity and debt markets. Any of these developments, or the combination of these developments, may materially and adversely affect our revenues, operating results and financial condition in future periods.

     If we are unable to grow our revenues, we may be unable to achieve and sustain profitability. In addition to these risks, our future operating performance is subject to the risks and uncertainties described in Item 1A — “Risk Factors” of Part II of this quarterly report on Form 10-Q.
Application of Critical Accounting Policies and Use of Estimates
     The discussion and analysis of our financial condition and results of operations that follows is based upon our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The application of GAAP requires our management to make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures regarding these items. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial condition or results of operations will be affected.
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
     If consulting services for implementation and configuration associated with a hosted on-demand arrangement do not qualify as a separate unit of accounting, we will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, we will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. The deferred costs on our condensed consolidated balance sheets for these arrangements totaled $4.1 million and $3.4 million at September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, $3.4 million and $2.1 million, respectively, of the deferred costs were included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the condensed consolidated balance sheets.
     Included in the deferred costs for hosting arrangements is the deferral of commission payments to our direct sales force, which we amortize over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to our hosted on-demand product offering was $0.9 million and $1.3 million at September 30, 2008 and December 31, 2007, respectively.
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
     Allowance for Doubtful Accounts and Sales Return Reserve
     We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against accounts receivable on our condensed consolidated balance sheets, totaled approximately $181,000 and $154,000 at September 30, 2008 and December 31, 2007, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.
     We generally provide that our services will be performed in accordance with the criteria agreed upon in a statement of work, which we generally execute with each applicable customer prior to commencing work. Should these services not be performed in accordance with the agreed upon criteria, we typically provide remediation services until such time as the criteria are met. Management must use judgments and make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for sales return reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests, as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if, for any period, actual returns differ from management’s previous judgments or estimates. The sales return reserve balance, which is netted against our accounts receivable on our condensed consolidated balance sheets, was approximately $1.4 million and $225,000 at September 30, 2008 and December 31, 2007, respectively.
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

     Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our condensed consolidated balance sheet. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. With the exception of the net deferred tax assets of one of our foreign subsidiaries, we maintained a full valuation allowance against our net deferred tax assets at September 30, 2008. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. We also use estimates in determining income tax positions under Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” Although we believe that our tax estimates are reasonable, these estimates involve significant judgment and are subject to audit by tax authorities in the ordinary course of business.
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
     Investments
     We consider all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of September 30, 2008 and December 31, 2007 consisted of money market funds and corporate notes and obligations. We determine the appropriate classification of investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. As of September 30, 2008 and December 31, 2007, all investment securities were designated as “available for sale.” We consider all investments that are available for sale that have a maturity date longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which we do not have a positive intent to hold to maturity. However, due to the failed repricing and unrealized loss on the Company’s investments in auction rate securities, these investments were recorded as long-term investments on the condensed consolidated balance sheet as of September 30, 2008, to reflect the current lack of liquidity of these investments. These available for sale securities are carried at estimated fair value based on quoted market prices or observable and unobservable inputs, with the unrealized gains (losses) reported as a separate component of stockholders’ equity. We value our auction rate securities using model-based valuation techniques, including discounted cash flow models, which use unobservable inputs. See Note 5 — Investments for discussion of fair value inputs used. We periodically review the realizable value of our investments in marketable securities. When assessing marketable securities for other than temporary declines in value, we consider such factors as the length of time and extent to which fair value has been less than the cost basis, the market outlook in general and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If an other than temporary impairment of the investments is deemed to exist, the carrying value of the investment is written down to its estimated fair value.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2008 and 2007
     As discussed in Note 1, during the current quarter, we identified a transaction from the third quarter of 2007 for which delivery was not fully executed until the current quarter. As a result, we have adjusted our license revenues in our statements of operations accordingly.

Revenues, cost of revenues and gross profit
     The table below sets forth the changes in revenues, cost of revenues and gross profit for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 (in thousands, except percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2008	Revenues	2007	Revenues	(Decrease)	Year
Revenues:
License	$6,782	24%	$5,600	23%	$1,182	21%
Subscription and support	10,874	38%	5,944	24%	4,930	83%
Services and other	10,597	38%	13,226	53%	(2,629)	(20)%

Total revenues	$28,253	100%	$24,770	100%	$3,483	14%

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Related	September 30,	of Related	Increase	Year over
	2008	Revenues	2007	Revenues	(Decrease)	Year
Cost of revenues:
License	$355	5%	$191	3%	$164	86%
Subscription and support	4,147	38%	2,696	45%	1,451	54%
Services and other	10,217	96%	11,542	87%	(1,325)	(11)%

Total cost of revenues	$14,719		$14,429		$290

Gross profit:

License	$6,427	95%	$5,409	97%	$1,018	19%
Subscription and support	6,727	62%	3,248	55%	3,479	107%
Services and other	380	4%	1,684	13%	(1,304)	(77)%

Total gross profit	$13,534	48%	$10,341	42%	$3,193	31%

	Nine		Nine
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2008	Revenues	2007	Revenues	(Decrease)	Year
Revenues:
License	$12,638	16%	$21,269	28%	$(8,631)	(41)%
Subscription and support	29,208	37%	17,406	23%	11,802	68%
Services and other	37,992	48%	37,477	49%	515	1%

Total revenues	$79,838	100%	$76,152	100%	$3,686	5%

	Nine		Nine
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Related	September 30,	of Related	Increase	Year over
	2008	Revenues	2007	Revenues	(Decrease)	Year
Cost of revenues:
License	$705	6%	$646	3%	$59	9%
Subscription and support	11,095	38%	8,193	47%	2,902	35%
Services and other	34,093	90%	33,281	89%	812	2%

Total cost of revenues	$45,893		$42,120		$3,773

Gross profit:

License	$11,933	94%	$20,623	97%	$(8,690)	(42)%
Subscription and support	18,113	62%	9,213	53%	8,900	97%
Services and other	3,899	10%	4,196	11%	(297)	(7)%

Total gross profit	$33,945	43%	$34,032	45%	$(87)	* %

*	Less than 1%
Revenues
     License Revenues. License revenues increased $1.2 million, or 21%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. For the nine months ended September 30, 2008, license revenues decreased $8.6 million, or 41%, compared to the nine months ended September 30, 2007. We had a higher average license revenue per transaction in the third quarter of 2008 as compared to the third quarter of 2007. License revenues in the three and nine months ended September 30, 2008 include two transactions signed in the second quarter of 2008 but recognized in the third quarter of 2008 because third-party elements necessary for revenue recognition were satisfied during the current quarter. We expect our license revenues to continue to fluctuate from quarter to quarter in the near term since we generally complete a relatively small number of transactions in a quarter and the revenue from those software license sales can vary widely. Over time we expect license revenues to comprise a smaller percentage of total revenues as we continue to shift our strategic focus to providing SaaS.

     Subscription and Support Revenues. Subscription and support revenues increased by $4.9 million, or 83%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. For the nine months ended September 30, 2008, subscription and support revenues increased $11.8 million, or 68%, compared to the nine months ended September 30, 2007. The increases were primarily the result of increases of $4.6 million and $10.3 million in on-demand subscription revenues for the three and nine months ended September 30, 2008, respectively. This change reflects the increase in our aggregate ACV for on-demand offerings and in the number of on-demand customers for which we recognized revenue during the three and nine months ended September 30, 2008 as compared to the same periods in 2007. Support revenues for maintenance services increased by $0.3 million and $1.5 million for the three and nine months ended September 30, 2008, respectively, which was a result of license sales to new customers and renewal of maintenance support by our existing customers.
     Services and Other Revenues. Services and other revenues decreased by $2.6 million, or 20%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. For the nine months ended September 30, 2008, services and other revenues increased $0.5 million, or 1%, compared to the nine months ended September 30, 2007. The decrease from the third quarter of 2007 to the third quarter of 2008 was due to a number of factors, including shorter on-demand implementations as compared to on premise implementations, deferrals of services and other revenues as a result of project delays, an increase in partner-led implementations for on premise arrangements and the completion of a number of projects during the first and second quarters of 2008 that were not immediately replaced in the third quarter of 2008. The increase for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, was due to the increase in the number of engagements for configuration and implementation services associated with new on-demand subscriptions and new customer licenses and follow on service engagements for existing customers. The increase was also attributed to services provided to new customers acquired as part of the Compensation Technologies acquisition. Included in services and other revenues for the nine months ended September 30, 2008 were one-time fees of approximately $1.2 million paid to us by two of our customers. These customers were recently acquired by another company, and as a result stated their intents to terminate our services. Service revenues may be negatively affected to the extent our customers select a third party to implement our software rather than us.
Cost of Revenues and Gross Margin
     Cost of License Revenues. Cost of license revenues increased $164,000, or 86%, and $59,000, or 9%, for the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007, respectively. The increase was primarily the result of royalty payments on our products. In addition, we purchased additional intangible assets comprised of third-party software licenses used in our products, which resulted in increased amortization expense.
     Cost of Subscription and Support Revenues. Cost of subscription and support revenues increased by $1.5 million, or 54%, and $2.9 million, or 35%, for the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007, respectively. The increases were due to the investment we made to grow our on-demand business as well as the increase in related subscription and support revenues discussed above. As a percentage of related revenues, cost of subscription and support revenues improved to 38% in each of the three and nine months ended September 30, 2008, respectively, compared to 45% and 47% in the three and nine months ended September 30, 2007, respectively. This improvement is primarily attributable to economies of scale achieved as a result of the increase in the number of on-demand customers for which we recognized revenue during the three and nine months ended September 30, 2008 as discussed above.

     Cost of Services and Other Revenues. Cost of services and other revenues decreased by $1.3 million, or 11%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. For the nine months ended September 30, 2008, cost of services and other revenues increased $0.8 million, or 2%, compared to the nine months ended September 30, 2007. The decrease from the third quarter of 2007 to the third quarter of 2008 was primarily due to the decrease in related services and other revenues as a result of deferrals and delayed implementations discussed above. The increase for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, was primarily due to the increase in related services and other revenues as discussed above and increases in personnel related costs. The increase for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, was also attributable to services related to newly acquired Compensation Technologies’ customers, as discussed above, and acquisition-related amortization costs of $1.4 million.
     Gross Margin. Our overall gross margin increased from 42% for the three months ended September 30, 2007, to 48% for the three months ended September 30, 2008. Our overall gross margin decreased from 45% for the nine months ended September 30, 2007, to 43% for the nine months ended September 30, 2008. The increase in our gross margin for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, is primarily attributable to the improvement in our gross margin for subscription and support revenues, which increased from 55% for the third quarter of 2007 to 62% for the third quarter of 2008. The decrease in our gross margin for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, is primarily attributable to the shift in revenue mix away from higher margin license revenues, which represented 16% of our total revenues for the nine months ended September 30, 2008, compared to 28% of our total revenues for the nine months ended September 30, 2007. The effect of the revenue mix shift was partially offset by improvements in our gross margins for subscription and support revenues. In the future, we expect our gross margins to fluctuate depending primarily on the mix of subscription and support and services and other revenues versus license revenues.

Operating Expenses
     The table below sets forth the changes in operating expenses for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 (in thousands, except percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2008	Revenues	2007	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$7,623	27%	$7,293	29%	$330	5%
Research and development	3,808	13%	3,688	15%	120	3%
General and administrative	3,529	12%	3,951	16%	(422)	(11)%
Restructuring	—	—%	—	—%	—	—%

Total operating expenses	$14,960	53%	$14,932	60%	$28	* %

	Nine		Nine
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2008	Revenues	2007	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$21,983	28%	$23,156	30%	$(1,173)	(5)%
Research and development	10,958	14%	11,781	15%	(823)	(7)%
General and administrative	10,261	13%	11,372	15%	(1,111)	(10)%
Restructuring	397	* %	—	—%	397	100%

Total operating expenses	$43,599	55%	$46,309	61%	$(2,710)	(6)%

*	Less than 1%
     Sales and Marketing. Sales and marketing expenses increased $0.3 million, or 5%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The increase was primarily attributable to an increase in partner selling fees of $0.4 million, partially offset by a $0.1 million decrease in personnel related costs. We have shifted our business focus to our on-demand offering, and commission expenses associated with hosted on-demand arrangements are deferred and then amortized over the non-cancelable term of the contract as the related revenue is recognized. Commission expenses related to license sales are incurred in the period the transaction occurs.
     Sales and marketing expenses decreased $1.2 million, or 5%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The decrease was primarily attributable to a decrease in commission costs of $0.4 million resulting from a decrease in license sales and the deferral of commission expenses as discussed above. The decrease was also driven by decreases in marketing and advertising expenses of $0.4 million and bonuses of $0.4 million.

     Research and Development. Research and development expenses increased $0.1 million, or 3%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The increase was primarily attributable to an increase in professional fees of $0.3 million for costs related to our new offshore resource center, partially offset by a decrease in personnel costs of $0.2 million as a result of lower headcount.
     Research and development expenses decreased $0.8 million, or 7%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The decrease was primarily attributable to a decrease in personnel costs of $1.3 million as a result of lower headcount and bonuses, partially offset by an increase in professional fees of $0.5 million for costs related to our new offshore resource center.
     General and Administrative. General and administrative expenses decreased $0.4 million, or 11%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The decrease was primarily a result of a decrease in legal fees.
     General and administrative expenses decreased $1.1 million, or 10%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The decrease was primarily the result of a decrease in legal fees.
Stock-Based Compensation
     Expenses for the three and nine months ended September 30, 2008 and 2007 include stock-based compensation expenses as follows (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2008	2007	(Decrease)	Year
Stock-based compensation:
Subscription and support	$184	$61	$123	202%
Services and other	320	227	93	41%
Sales and marketing	401	333	68	20%
Research and development	294	205	89	43%
General and administrative	795	379	416	110%

Total stock-based compensation	$1,994	$1,205	$789	65%

	Nine	Nine
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2008	2007	(Decrease)	Year
Stock-based compensation:
Subscription and support	$497	$177	$320	181%
Services and other	970	632	338	53%
Sales and marketing	1,487	874	613	70%
Research and development	915	737	178	24%
General and administrative	2,021	1,529	492	32%

Total stock-based compensation	$5,890	$3,949	$1,941	49%

     Total stock-based compensation expenses increased $0.8 million, or 65%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. For the nine months ended September 30, 2008, total stock-based compensation expenses increased $1.9 million, or 49%, compared to the nine months ended September 30, 2007. The overall increases were primarily attributable to newly granted stock options and restricted stock units for current employees and employees acquired as part of the Compensation Technologies acquisition.
Other Items
     The table below sets forth the changes in other items for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2008	2007	(Decrease)	Year
Interest and other income	$103	$657	$(554)	(84)%

Provision for income taxes	$64	$36	$28	78%

	Nine	Nine
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2008	2007	(Decrease)	Year
Interest and other income	$914	$2,239	$(1,325)	(59)%

Provision for income taxes	$407	$144	$263	183%

     Interest and Other Income
     Interest and other income decreased $0.6 million, or 84%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The decrease was primarily attributable to a decrease in interest income generated on our investments as a result of a lower average cash, cash equivalents and investments balance and lower interest rates during the three months ended September 30, 2008, compared to the three months ended September 30, 2007.
     For the nine months ended September 30, 2008, interest and other income decreased $1.3 million, or 59%, compared to the nine months ended September 30, 2007. The decrease was primarily attributable to a decrease in interest income generated on our investments as a result of a lower average cash, cash equivalents and investments balance and lower interest rates during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.
     Provision for Income Taxes
     Provision for income taxes was $64,000 and $0.4 million for the three and nine months ended September 30, 2008, respectively, compared to $36,000 and $0.1 million for the three and nine months ended September 30, 2007, respectively. The provisions for the three and nine months ended September 30, 2008 and 2007 were primarily due to foreign withholding taxes and income taxes related to our foreign operations. With the exception of the net deferred tax assets of one of our foreign subsidiaries, we maintained a full valuation allowance against our deferred tax assets based on our determination that it was more likely than not that the deferred tax assets would not be realized.

Liquidity and Capital Resources
     As of September 30, 2008, we had $41.4 million of cash, cash equivalents and short-term investments compared to $50.6 million as of December 31, 2007.
     Net Cash Provided by/Used in Operating Activities. Net cash provided by operating activities was $5.3 million for the nine months ended September 30, 2008, while net cash used in operating activities was $4.3 million for the nine months ended September 30, 2007. The significant cash receipts and outlays for the two periods are as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Cash collections	$84,358	$74,327
Payroll-related costs	(52,192)	(49,591)
Professional services costs	(14,925)	(15,955)
Employee reimbursable expenses	(6,011)	(6,846)
Facilities-related costs	(4,098)	(3,346)
Third-party royalty payments	(675)	(848)
Restructuring payments	(971)	—
Other	(145)	(2,080)

Net cash (used in) provided by operating activities	$5,341	$(4,339)

     Net cash provided by operating activities increased $9.7 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase was primarily attributable to a $10.0 million increase in cash collections resulting from faster accounts receivable collections, a $2.2 million decrease in employee reimbursable expenses and other costs and a $1.0 million decrease in professional services costs related to the decreased use of subcontractors, partially offset by a $2.5 million increase in payroll-related costs due to an increase in headcount and a $1.0 million increase in restructuring payments.
     Net Cash Provided by/ Used in Investing Activities. Net cash provided by investing activities was $12.1 million for the nine months ended September 30, 2008, compared to $2.1 million for the nine months ended September 30, 2007. Net cash provided by investing activities during the nine months ended September 30, 2008 was due to proceeds from maturities and sales of investments of $35.7 million, partially offset by purchases of new investments of $13.9 million, cash paid for the Compensation Technologies acquisition of $7.5 million, purchases of property and equipment of $1.9 million and purchases of intangible assets of $0.3 million. Net cash provided by investing activities during the nine months ended September 30, 2007, was primarily due to proceeds from maturities and sales of investments of $38.0 million, partially offset by purchases of investments of $33.5 million and purchases of property and equipment of $2.4 million.
     Net Cash Used in/Provided by Financing Activities. Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2008, compared to net cash provided by financing activities of $3.6 million for the nine months ended September 30, 2007. Net cash used in financing activities during the nine months ended September 30, 2008 was due to cash paid for purchases of treasury stock of $5.2 million, partially offset by cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $4.8 million. The net cash provided by financing activities for the nine months ended September 30, 2007 reflected proceeds from the exercise of stock options and shares purchased under our employee stock purchase plan.
Auction Rate Securities
     In August 2008, the financial institution where we hold $3.4 million estimated fair value of auction rate securities agreed to a settlement with the SEC to restore liquidity to all remaining clients who hold auction rate securities. As part of this settlement, in October 2008 the financial institution offered us rights to sell our auction rate securities back to the financial institution at par value at any time during the period from June 30, 2010, through July 2, 2012. In October 2008, we accepted this offer, and intend to exercise this right to sell our auction rate securities back to the financial institution at par value. Due to the settlement with the financial institution, we will record an other-than-temporary impairment at December 31, 2008 along with a corresponding gain contingency for the future fair value to be received. At this time, we do not believe the net effect to our consolidated statement of operations will be material.
Contractual Obligations and Commitments
     The following table summarizes our contractual cash obligations (in thousands) at September 30, 2008. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the table. In addition, to the extent that payments for unconditional purchase commitments for goods and services are based, in part, on volume or type of services required by us, we included only the minimum volume or purchase commitment in the table below.

	Payments due by Period
		Remaining					2013
Contractual Obligations	Total	2008	2009	2010	2011	2012	and beyond
Operating lease commitments	$7,018	$712	$2,679	$2,005	$857	$180	$585

Unconditional purchase commitments	$3,188	$909	$1,434	$632	$113	$100	$—

     Unconditional purchase commitments include uncertain tax positions, reduced by the associated federal deduction for state taxes and non-U.S. tax credits. With the exception of the above contractual cash obligations, we have no material off-balance sheet arrangements that have not been recorded in our condensed consolidated financial statements.
     For our New York, New York and San Jose, California offices, we had two certificates of deposit totaling approximately $434,000 as of September 30, 2008 and December 31, 2007, pledged as collateral to secure letters of credit required by our landlords for security deposits.
     We believe our existing cash and investment balances will be sufficient to meet our anticipated short-term and long-term cash requirements as well as the contractual obligations listed above. Our future capital requirements will depend on many factors, including revenues we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, market acceptance of our on-demand service offering, our ability to offer on-demand service on a consistently profitable basis, the continuing market acceptance of our other products and any acquisitions we may undertake. If the current disruptions in the equity and credit markets continue, we may be unable to raise additional capital in the future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is also a result of fluctuations in interest rates and foreign exchange rates. We had auction rate securities that failed to reprice during the nine months ended September 30, 2008, which resulted in a liquidity risk. This was a result of illiquidity and imbalance in order flow for auction rate securities. A failed auction is not an indication of an increased credit risk or a reduction in the underlying collateral; however, parties wishing to sell securities could not do so.

     In August 2008, the financial institution where we hold $3.4 million estimated fair value of auction rate securities agreed to a settlement with the SEC to restore liquidity to all remaining clients who hold auction rate securities. As part of this settlement, in October 2008 the financial institution offered us rights to sell our auction rate securities back to the financial institution at par value at any time during the period from June 30, 2010, through July 2, 2012. In October 2008, we accepted this offer, and intend to exercise this right to sell our auction rate securities back to the financial institution at par value. Due to the settlement with the financial institution, we will record an other-than-temporary impairment at December 31, 2008 along with a corresponding gain contingency for the future fair value to be received. At this time, we do not believe the net effect to our consolidated statement of operations will be material.
     We currently believe these securities are not other-than-temporarily impaired, primarily due to the Company’s anticipated cash flows in the near term related to these securities. Based on our expected operating cash flows, and our other sources and uses of cash, we do not anticipate that the potential lack of liquidity on these investments will affect our ability to execute our current business plan. As such, we have recorded these auction rate securities as long-term investments at September 30, 2008. We do not hold or issue financial instruments for trading purposes, and we invest in investment grade securities. We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our investment portfolios, which are approved by our Board of Directors. The guidelines also establish credit quality standards, limits on exposure to any one security issue, limits on exposure to any one issuer and limits on exposure to the type of instrument. As of September 30, 2008, we believe that, due to the nature of our investments, the financial condition of the issuers, and our ability and intent to hold the investments through short-term loss fluctuations, factors would not indicate that any unrealized gains and losses should be viewed as “other-than-temporary.”
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
     Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At September 30, 2008, except for auction rate securities, the average maturity of our investments was approximately two months, and all investment securities other than auction rate securities had effective maturities of less than 12 months. The following table presents certain information about our financial instruments at September 30, 2008 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity		Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sale securities	$33,439	$4,700	$38,139	$37,765
Weighted average interest rate	1.06%	2.88%
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of September 30, 2008, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to market risk related to debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest expense market risk.

     Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, Germany, Canada and Australia operations, are generally denominated in United States dollars. For the three and nine months ended September 30, 2008, approximately 9% and 13%, respectively, of our total revenues were denominated in foreign currency. Our exchange risks and foreign exchange losses have been minimal to date. We expect to continue to transact a majority of our business in United States dollars.
     Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.
     As of September 30, 2008, we had no outstanding foreign currency forward exchange contracts.
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
     In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three or nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
     We incurred net losses of $1.4 million and $9.1 million for the three and nine months ended September 30, 2008, respectively, as well as $13.1 million and $8.7 million in 2007 and 2006, respectively. We expect to continue to incur substantial expenses for the foreseeable future as we increase our business focus on our hosted on-demand service, expand our operations domestically and internationally and increase the number of our product offerings. In addition, as we increasingly focus on our on-demand business, we expect our perpetual license revenues will continue to decline, and this trend will have an adverse effect on our overall gross margins. To achieve profitability, we must increase our total revenues, improve our gross margin on subscription and support revenues and service and other revenues and effectively manage our expenses. In the fourth quarter of 2007 we undertook a restructuring to reduce our workforce by 8% in order to better align expenses with expected revenues. In connection with this restructuring, we incurred expenses of $1.9 million. We have taken and intend to take additional steps to reduce our cost structure in the fourth quarter of 2008. We have recorded charges of approximately $0.7 million as a result of such steps in that period to date. We do not expect to realize the full benefits of these measures until the first quarter of 2009. There is no assurance that these steps to manage our expenses will be adequate, and we may be required to incur additional restructuring expenses in the future. We cannot be sure that we will achieve or sustain profitability on a quarterly or annual basis in the future. If we cannot increase our total revenues and improve our gross margins our future results of operations and financial condition will be negatively affected.
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
     Historically, our on-demand contracts generally provided for payment by the customer only after the customer went into production with the on-demand service. Although we have changed that model so that our on-demand contracts now generally provide for payment and terms commencing as of the effective date of the contract, these terms remain subject to customer-specific requirements. For those contracts under which we will not recognize revenue until the customer has commenced production use of the on-demand service, which can be months after the contract is signed, our revenue recognition will be delayed and our operating results will be adversely affected. If our hosted on-demand service does not achieve broad market acceptance, or if we are unable to offer this service profitably, our operating results will be materially and adversely affected.
Disruptions in the financial and insurance industries or the global economic crisis may materially and adversely affect our revenues, operating results and financial condition.
     Historically, a substantial portion of our revenues have been derived from sales of our products and services to customers in the financial and insurance industries. The recent substantial disruptions in these industries may result in these customers deferring or cancelling future planned expenditures on our products and services. Further, consolidations and business failures in these industries could result in substantially reduced demand for our products and services. In addition, the disruptions in these industries and the concurrent international financial crisis may cause other potential customers to defer or cancel future purchases of our products and services as they seek to conserve resources in the face of economic turmoil and the drastically reduced availability of capital in the equity and debt markets. Any of these developments, or the combination of these developments, may materially and adversely affect our revenues, operating results and financial condition in future periods.
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
     Our customers have no obligation to renew their subscriptions for our on-demand service or maintenance support for perpetual license transactions after the expiration of their initial subscription or maintenance period, which is typically 12 to 24 months, and in fact, some customers have elected not to renew. In addition, our customers may renew for fewer payees or renew for shorter contract lengths. We cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our service and their ability to continue their operations and spending levels. If our customers do not renew their subscriptions for our on-demand service or maintenance support, our revenue will decline and our business will suffer.
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
     Our revenues, particularly our license revenues, are extremely difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. For example, in the first six months of 2005 and throughout 2004, our license revenues were substantially lower than expected due to purchasing delays by our customers and our failure to close transactions, resulting in significant net losses. Conversely, our license revenues from mid-2005 through the third quarter of 2007 were greater than in the corresponding prior year periods, primarily as a result of closing more and larger transactions. Beginning in the third quarter of 2007, we believe our sales of products to the financial services sector may have been adversely affected by the deterioration of the mortgage markets and corresponding adverse effects on the operating results of our potential customers. In addition, our license revenues have historically been seasonal, with highest revenues in the fourth quarter and lower revenues during the second and third quarters of the year. However, because of the current global financial crisis, we currently expect that our total revenues in the fourth quarter of 2008 will be slightly lower than our total revenues in the third quarter of 2008. In the future, we expect that our increased focus on our on-demand business may result in lower revenues from perpetual licenses and decreased customer expenditures on professional services.
     Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance.
     Factors that may cause our quarterly revenue and operating results to fluctuate include:
•	The discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	disruption in the financial and insurance industries and the global financial crisis, which may result in the deferral or cancellation of future purchases of our products and services;

•	the priority our customers place on the purchase of our products as compared to other information technology and capital acquisitions;

•	competitive conditions in our industry, including new product introductions, product announcements and discounted pricing or special payment terms offered by our competitors;

•	customers’ selection of our on-demand solution, under which we recognize revenue as part of subscription and support revenues over the term of the agreement, in lieu of traditional perpetual license revenue, which is typically recognized in the quarter in which the transaction closes or as the products are implemented;

•	our ability to hire, train and retain appropriate sales and professional services staff;

•	varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenues;

•	indeterminate and often lengthy sales cycles;

•	changes in the mix of revenues attributable to higher-margin product license revenues as opposed to substantially lower-margin subscription, service and other revenues;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	merger and acquisition activities among our customers, which may alter their buying patterns, or failure of potential customers, which may reduce demand for our products and services;

•	our ability to satisfy revenue recognition criteria or timely complete our service obligations related to product sales;

•	the extent to which our customer’s needs for professional services are reduced as a result of product improvements as well as implementation efficiencies in our on-demand offering over traditional on-premise implementations;

•	the utilization rate of our professional services personnel and the degree to which we use third-party consulting services;

•	changes in the average selling prices of our products;

•	the rates the market will bear for our professional services and our ability to efficiently and profitably perform such services based on those market rates;

•	timing of product development and new product initiatives;

•	increased operating expenses associated with channel sales, increased product development efforts and Sarbanes-Oxley compliance; and

•	customer concerns regarding the impact of implementing large, enterprise-wide deployments of products, including our products, and compliance with the internal control requirements of Sarbanes-Oxley.
     We might not be able to manage our future growth efficiently or profitably.
     We experienced significant growth in 2007 in our overall operations and in the nine months ended September 30, 2008, in our on-demand operations, and we are planning for continued growth. If growth continues, we will likely need to expand the size of our sales and marketing, research and development and general and administrative staffs, grow our related operations and strengthen our financial and accounting controls. This expansion may increase our expenses, and there is no assurance that our infrastructure would be sufficiently scalable to efficiently manage any growth that we may experience. For example, if we increased sales of licenses, we could experience a significant increase in demand for our professional services personnel to implement our solutions. If we are unable to address these additional demands on our resources, our operating results and growth might suffer. Even if we are able to hire additional personnel, they will require a substantial period of training, and there is no guarantee that any new personnel will be as highly qualified as our existing personnel. As a result, certain implementations of our solution may not meet our customers’ expectations, our reputation could be harmed and our business and operating results could be adversely affected. Also, if we continue to expand our operations, our systems, procedures or controls might not be adequate to support expansion. Further, to the extent we invest in additional resources to support further growth and growth in our revenues does not ensue, our operating results would be adversely affected. If we are unable to further leverage our operating cost investments as a percentage of revenues our ability to generate profits will be adversely impacted. Thus, our inability to manage our growth could harm our business.
Our service revenues produce substantially lower gross margins than our license and subscription and support revenues, and periodic variations in the proportional relationship between services revenues and higher margin license and subscription and support revenues have harmed, and may continue to harm, our overall gross margins.
     Our services and other revenues, which include fees for consulting, implementation and training, were 38% and 48% of our revenues for the three and nine months ended September 30, 2008, respectively, and 48% and 40% of our revenues for the years 2007 and 2006, respectively. Our service and other revenues have substantially lower gross margins than our license and subscription and support revenues.
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
     We promoted Leslie Stretch to president and chief executive officer in December 2007 after Robert Youngjohns, our president and chief executive officer since May 2005, resigned to take a position with Microsoft. Mr. Stretch was formerly our senior vice president of global sales, marketing and on-demand business. Thereafter, also in December 2007, we announced the promotion of our vice president of North American sales, Bryan Burkhart, to the position of senior vice president, global sales, and the departures of Richard Furino, our senior vice president of worldwide client services, and Shanker Trivedi, our senior vice president of corporate development. In connection with our merger with Compensation Technologies, LLC in January 2008, we announced the appointment of Robert Conti as senior vice president, client services. Also, in April 2008, we promoted two of our vice presidents to the executive management team. Jeffrey Saling was promoted to senior vice president, on-demand, and Stephen T. Apfelberg was promoted to senior vice president, marketing. In October 2008, we added a member to our executive team, Jimmy Duan, who was named our senior vice president, mid-market business.
     Our success depends to a significant extent on the effective transition of our new president and chief executive officer, the timely and successful integration of our new senior vice president of client services and the ability of our new senior vice presidents to adapt to their new or expanded roles. Moreover, all of our existing personnel, including our executive officers, are employed on an “at-will” basis. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan would be harmed. Even if we can timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.
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
     The sales cycles for perpetual licenses of our products have historically been between six and twelve months, and longer in some cases, to complete. The sales cycles for our on-demand solution are still evolving, and it is difficult to determine with any certainty how long our sales cycles for our on-demand solutions will be in the future. Consequently, it remains difficult to predict the quarter in which a particular sale will close and to plan expenditures accordingly. Moreover, because license sales are often completed in the final two weeks of a quarter, this difficulty may be compounded. The period between our initial contact with a potential customer and its purchase of our products and services is relatively long due to several factors, including:
•	The complex nature of our products and services;

•	the need to educate potential customers about the uses and benefits of our products and services;

•	the requirement that some potential customers may need to invest significant financial and other resources in connection with the purchase and implementation of our products and services;

•	budget cycles of our potential customers that affect the timing of purchases;

•	customer requirements for competitive evaluation and internal approval before purchasing our products and services;

•	potential delays of purchases due to announcements or planned introductions of new products and services by us or our competitors; and

•	the lengthy approval processes of our potential customers, many of which are large organizations.
     The failure to complete sales of perpetual licenses in a particular quarter would reduce our revenues in that quarter, as well as any subsequent quarters over which revenues for the sale would likely be recognized. Given that our license revenues are dependent on a relatively small number of transactions, any unexpected lengthening of the sales cycle in general or for one or more large orders would adversely affect the timing and amount of our revenues. The failure to complete sales of our on-demand solution in a particular quarter will defer revenues into subsequent quarters as revenue from our on-demand services are recognized ratably over the term of the agreement.
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
     Our products must be integrated with software provided by a number of our existing or potential competitors. These competitors could alter their products in ways that inhibit integration with our products, or they could deny or delay our access to advance software releases, which would restrict our ability to adapt our products for integration with their new releases and could result in the loss of both sales opportunities and renewals of on-demand services and maintenance.
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
If we reduce prices, alter our payment terms or modify our products or services in order to compete successfully, our margins and operating results may be adversely affected.
     The intensely competitive market in which we do business may require us to reduce our prices and/or modify our traditional licensing revenue generation strategies in ways that may delay revenue recognition on all or a portion of our licensing transactions. For example, the introduction of our hosted on-demand offering was our response to changing market conditions. Revenues from the hosted on-demand offering, which is sold on a subscription basis, are recognized ratably over time, as opposed to perpetual license revenues, which we generally recognize in the quarter in which the transaction closes or as the product is implemented. If our competitors offer deep discounts on competitive products or services, we may be required to lower prices or offer other terms more favorable to our customers in order to compete successfully. Some of our competitors may bundle their software products that compete with ours with their other products and services for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, limit the prices that we can charge for our products or cause us to modify our existing market strategies for our products and services. If we cannot offset price reductions and other terms more favorable to our customers with a corresponding increase in the number of sales or decreased spending, then the reduced revenues resulting from lower prices or revenue recognition delays would adversely affect our margins and operating results.
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
     Our cash equivalent and investment portfolio as of September 30, 2008 consists of investment grade auction rate securities and corporate notes and obligations. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer.
     As a result of current adverse financial market conditions, our auction rate securities with a total estimated fair value of approximately $4.3 million may pose risks arising from liquidity concerns. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Therefore, because of the short interest rate reset period, the Company has historically recorded them as current available-for-sale securities. However, beginning in late February 2008, these remaining auction rate securities failed to reprice, resulting in us continuing to hold these securities. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. Due to the liquidity risk, as of September 30, 2008, we recorded unrealized losses of $0.4 million related to these auction rate securities and classified them as long-term investments on our condensed consolidated balance sheet. These investments are all education municipal securities substantially collateralized by the U.S. Department of Education Federal Family Education Loan program guarantee. None of the auction rate securities held by the Company are mortgage-backed debt obligations. All of these investments carry AAA credit ratings from one or more of the major credit rating agencies.
     In August 2008, the financial institution where we hold $3.4 million estimated fair value of auction rate securities agreed to a settlement with the SEC to restore liquidity to all remaining clients who hold auction rate securities. As part of this settlement, the financial institution offered us rights to sell our auction rate securities back to the financial institution at par value at any time during the period from June 30, 2010, through July 2, 2012. In October 2008, we accepted this offer, and intend to exercise this right to sell our auction rate securities back to the financial institution at par value. Due to the settlement with the financial institution, we will record an other-than-temporary impairment at December 31, 2008 along with a corresponding gain contingency for the future value to be received. At this time, we do not believe the net effect to our consolidated statement of operations will be material.
RISKS RELATED TO OUR STOCK
     Our stock price is likely to remain volatile.
     The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to a number of factors, including those described in this section. We receive only limited attention by securities analysts, and there frequently occurs an imbalance between supply and demand in the public trading market for our common stock due to limited trading volumes. Our stock repurchase program may increase this imbalance. Investors should consider an investment in our common stock as risky and should purchase our common stock only if they can withstand significant losses. Other factors that affect the volatility of our stock include:
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2008.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer, Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

Exhibit
Number	Description

31.1	302 Certifications
32.1	906 Certification