Form 10-K
period 2008-12-31
CALLIDUS SOFTWARE INC
filed 2009-03-12
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

(408) 808-6400
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2008, as reported on the NASDAQ Global Market, was approximately $121.0 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of February 26, 2009, the Registrant had 29,964,962 shares of its common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant is incorporating by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2009 Annual Meeting of Stockholders to be held on June 2, 2009.

CALLIDUS SOFTWARE INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2008

Callidus Software®, the Callidus Software logo, Callidus TrueAnalyticstm, TrueComp®, TrueComp® Grid, TrueComp® Manager, TrueConnection®, TrueFoundationtm, TrueInformation®, TruePerformancetm, TruePerformance Indextm, TruePerformance Indicatortm, TrueMBOtm, TrueAllocationtm, TrueProducertm, TrueQuotatm, TrueReferraltm, TrueResolution®, TrueTargettm and TrueService+tm, among others not referenced in this annual report on Form 10-K, are trademarks, servicemarks, or registered trademarks of Callidus Software Inc. in the United States and other countries. All other brand, service or product names referred to in this report are trademarks or registered trademarks of their respective companies or owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature. These forward-looking statements include, but are not limited to, statements concerning the following: changes in and expectations with respect to license revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, levels of recurring revenues, staffing and expense levels, the impact of foreign exchange rate fluctuations and the adequacy of our capital resources to fund operations and growth. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, occurring after the date of this Annual Report on Form 10-K. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. For a detailed discussion of these risks and uncertainties, see the “Business” and “Risk Factors” sections in Items 1 and 1A of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Callidus Software Inc.

Incorporated in Delaware in 1996, Callidus Software Inc. is the market and technology leader in Sales Performance Management (SPM) solutions to global companies of every size. Organizations use SPM systems to optimize their investment in sales planning and performance, specifically in the areas of incentive compensation, quota and goal management, and territory alignment. SPM solutions also provide the capability to continually monitor and analyze these business processes in order to understand what is working well, and which programs might need to be revised. Sales performance and incentive compensation management programs are key vehicles in aligning employee and channel partner goals with corporate objectives. In addition, we recently introduced our Callidus TrueMBO product, which enables enterprises to implement and manage incentive compensation programs beyond the sales force to encompass the entire enterprise.

Our TrueComp® suite of products enables companies to access applicable transaction data, allocate compensation credit to appropriate employees and business partners, determine relevant compensation measurements, payment amounts and timing, and accurately report on compensation results. Callidus TrueAnalyticstm software allows customers to analyze the effectiveness of their incentive programs, which, in turn, gives them insights to drive greater sales performance. As of December 31, 2008 over 1.9 million salespeople, brokers and channel representatives have their sales performance managed by our products.

By facilitating effective management of complex incentive and sales performance programs, our products allow our customers to align sales and incentive strategies with corporate objectives to increase sales, make better use of their incentive budgets, and drive productivity improvements. We offer our customers a range of purchasing and deployment options, from on-demand subscription software-as-a-service (SaaS) to on-premise perpetual licensing. Our software suite is based on our proprietary technology and extensive expertise in sales performance programs, and provides the flexibility and scalability required to meet the dynamic SPM requirements of global companies of every size across multiple industries.

Our software consulting provides a full range of SPM solution implementations, system upgrades, compensation plan enhancements, migration assistance, reporting and integration consulting and solution architecture services.

Products

The Callidus product suite provides an end-to-end solution for all aspects of the SPM process. With our products, organizations gain insight into sales and incentive effectiveness, optimize territories and quotas, automate incentive compensation management, streamline sales dispute resolution, and deliver sales incentive reporting to the sales team. While our horizontal solution is applicable to every industry, Callidus additionally provides value-added industry-specific solutions. Our products combine a complete web-based solution with flexible rules-based architecture, grid-based computing, reporting, analytics and workflow functionality. Callidus solutions provide the flexibility to serve a broad range of industries and organizations of every size, ranging from hundreds to hundreds of thousands of sales people. Our products are cross-platform and standards-based, enabling them to be integrated with a wide range of IT systems and processes. Callidus also provides packaged, certified integration with salesforce.com and SAP NetWeaver, enabling an organization’s sales team to seamlessly access Callidus from its Sales Force Automation/Customer Relationship Management system of choice.

TrueComp Software

Our TrueComp software automates the modeling, design, administration, reporting and analysis of pay-for-performance programs for organizations ranging from hundreds to hundreds of thousands of sales people. Our customers use TrueComp to design, test and implement sales compensation plans that reward based on the profitability of the sale, discourage excessive sales discounts, encourage team selling, and promote new product introduction or other sales activities that customers wish to encourage. TrueComp enables our customers to accurately acquire and reflect all relevant sales data, apply it precisely to each payee’s pay-for-performance program, and automate the day-to-day activities associated with administering transaction-driven, variable incentive compensation. TrueComp provides a flexible, user-maintainable system that can be easily modified to align direct or indirect sales compensation with corporate goals and shareholder value. It also provides modeling functionality to enable the finance organization to accurately forecast compensation spend, or to perform plan modeling to understand the impact on spend of a change in compensation plan. This combined modeling functionality enables organizations to substantially reduce their exposure to unexpected compensation overspend.

TrueComp collects and integrates the different data feeds used to compile applicable sales data. The TrueComp Repository module serves as the database, and TrueComp Manager serves as the business user-facing application to set-up compensation plans, manage day-to-day operations, and make manual adjustments. The TrueComp Grid component provides high-performance processing of compensation data and results, and together with our parallel processing functionality, enables organizations to manage global compensation. The application’s modular, structured approach to defining compensation plans avoids the reliability, flexibility and maintenance issues associated with homegrown solutions. The Manager module guides users through the process of paying variable compensation via a graphical and intuitive rule editor, which is usable by compensation analysts without coding or scripting skills. The TrueComp application was initially shipped in the first quarter of 1999.

TrueInformation® Software

Our TrueInformation software is a self-service, highly scalable web-based production reporting application for incentive compensation systems throughout the organization. TrueInformation provides sales and incentive reporting capabilities to sales, finance, and business partners, giving them immediate access to personalized pay-for-performance information. By providing timely and accurate compensation information throughout the enterprise, TrueInformation builds trust and confidence among operational and finance personnel — thereby improving morale and operational results, while reducing errors that increase the costs of incentive compensation. The TrueInformation application includes sophisticated date-effective organizational, position and title-based security that allows for appropriate controls on dissemination of sensitive compensation data, and is accessed through an intuitive web-based interface that offers ease of use throughout the organization. TrueInformation allows integration with salesforce.com via AppExchange, and also provides “Powered by SAP NetWeaver”-certified integration to offer accessibility from products such as SAP CRM. It is also accessible from homegrown customer portals. The original TrueInformation application was initially shipped in the fourth quarter of 2002.

Callidus TrueAnalytics

Callidus TrueAnalytics software is a web-based reporting and ad-hoc query application that provides executives and compensation analysts with the insight and analysis they need to drive sales and incentive performance, whether they are in sales, marketing or finance. With Callidus TrueAnalytics software, organizations can gain further benefit from the valuable information within the TrueComp Suite of applications, and can combine it with other information to provide analytic dashboards, key performance indicators, management reports, and ad-hoc analysis. Organizations can quickly identify opportunities to drive customer, product, geographic and channel performance with new incentive plans, as well as analyze and optimize incentive spend and key profitability measures. Callidus TrueAnalytics eliminates the need to wait for ad-hoc reports, and delivers rapid insights into key issues by providing exception variances, alerts, and personal indicators — resulting in increased business agility and better decision making on how to drive revenue and grow profits. Callidus TrueAnalytics software enables organizations to benefit from rapid time to deployment. In addition, because Callidus TrueAnalytics software is integrated with our TrueComp software, organizations can quickly turn insight into incentive plan changes to align sales behavior with key business objectives. TrueAnalytics allows integration with salesforce.com via AppExchange, and also provides “Powered by SAP NetWeaver”-certified integration to offer accessibility from products such as SAP CRM. It is also accessible from homegrown customer portals. Callidus TrueAnalytics software was initially shipped in the first quarter of 2006.

TrueResolution® Software

Our TrueResolution software is a rules-based application that streamlines and automates the sales and incentive performance management workflows and business processes within organizations. It serves as the foundation for our packaged workflow solution offerings, helps users manage compensation disputes and reduces the associated cost and diversion of management and sales resources. Scalable for the largest sales and channel organizations, the TrueResolution application eliminates manual, error-prone sales operation processes and allows dispute resolution to be initiated from the field, where the majority of disputes originate. TrueResolution automates functions such as changes, transfers and splits to territory assignments, quota adjustments, organizational changes, cleansing of bad data, and payee information updates. The TrueResolution application enables sales professionals and business partners to submit and track their claims through a completely web-based self-service workflow process, which automates the evaluation, routing, resolution and approval of day-to-day requests and consistently communicates payment and resolution status to sales people. The TrueResolution application keeps management informed of changes that may affect compensation, produces an audit trail for all requests and resolutions, reduces errors and the risk of fraud, and promotes enforcement of enterprise policies. The TrueResolution application was initially shipped in the second quarter of 2002.

TrueProducertm Software

Callidus TrueProducer software is for insurance carriers with independent distribution channels or captive agents that want to streamline their producer administration in order to have one location to view and update. Our TrueProducer software provides a 360-degree view of every detail of every producer in these organizations. TrueProducer provides the following benefits: increases loyalty of independent and captive producers by improving the service provided; decreases cost of servicing the distribution channel by having all the producer information in one interface; integrates with TrueComp to eliminate the need to reenter data that is required to pay compensation; ensures data integrity by enforcing data validation; and streamlines business processes for signing on new producers. TrueProducer is a web-based application that is easy to deploy across the entire enterprise. It provides integration with other Callidus applications, including access to compensation, dispute resolution, analytics, and reporting. TrueProducer was shipped in the second quarter of 2007.

Callidus Plan Communicator

Callidus Plan Communicator accelerates the process of rolling out a sales plan to the field and gaining acknowledgement from each sales person. With Callidus Plan Communicator, organizations can transform the sales plan approval process, so that it is completely online and in real time. Plan Communicator saves time and improves productivity by eliminating manual processes (fax, paper, e-mail) for managing, auditing and tracking sales plan acceptance. Plan Communicator is a 100% native force.com (Salesforce) application and provides integration to Callidus TrueComp data or to salesforce.com data sources. Callidus Plan Communicator was initially available in the third quarter of 2008.

TrueMBOtm

TrueMBO enables organizations to implement and manage pay-for-performance initiatives to every employee, every department and every class of incentives. This enables organizations to implement an integrated pay-for-performance solution from a single vendor on a multi-tenant software-as-a-service (SaaS) architecture. With TrueMBO, organizations can transform the process of setting objectives and goals, making them completely online and transparent. The self-service application empowers managers to set and review objectives in a collaborative manner. TrueMBO saves time and improves productivity by eliminating manual processes for managing, auditing and tracking objectives and goals. With TrueMBO, managers spend less time on administrative tasks and more time coaching and giving valuable feedback — increasing employee morale and overall productivity, while ensuring alignment with corporate objectives. TrueMBO was initially available in the fourth quarter of 2008.

TrueQuotatm

TrueQuota provides sales and finance teams with a solution that ensures sales quotas are allocated fairly, in a timely manner, and are aligned with corporate revenue goals and opportunities. TrueQuota is for sales and finance teams that are spending too much time in the quota-setting process, often due to multiple spreadsheets, lack of solid historical revenue and performance data, and no effective process. TrueQuota effectively manages the process across sales teams and regions in a coordinated and timely manner, ensuring everyone is brought into the process and offers a single place of reference for up to date, approved quotas to be put into effect in TrueComp. TrueQuota was initially available in the fourth quarter of 2008.

Callidus On-Demand

Callidus On-Demand delivers all the advantages of SPM, available in an on-demand, software-as-a-service (SaaS) subscription model without compromises on features and functionality compared to our on-premise solution. By using Callidus On-Demand, organizations gain the benefit of SPM with a rapid deployment that provides flexibility, efficiency, cost savings, security and reliability. Callidus On-Demand can be configured with a selection of service levels and options that suit an organization’s business objectives, requirements and resources. Callidus On-Demand customers rely on our Technical Operations services to provide the infrastructure, infrastructure operations, and Callidus Software application operations layers required for SPM. In addition to Technical Operations, we make available to all customers Business Operations services. Business Operations provides plan administration services, which include, but are not limited to, compensation plan maintenance, customer service, issue resolution, production support and change management. Companies selecting this service do not need to hire and train a compensation analyst or compensation administration team to design and run the system.

Services

Callidus Software provides a full range of services to our customers, including professional services, maintenance and technical support services, and professional development services.

Professional Services.  Callidus Software provides integration and configuration services to our customers and partners. These services include the installation of our software, identification and sourcing of legacy data, configuration of TrueComp application rules necessary to create compensation plans, creation of custom reports and integration of our software with other products, and other general testing and tuning services. Installation, configuration and other professional services related to our software can be performed by our customers, or at their discretion, by us or third-party implementation providers. We also provide services to our implementation partners to aid them in certain projects and training programs. In addition, we provide Callidus Strategic and Expert Services to help customers optimize incentive compensation business processes and management capability. The professional services we perform are generally done on a time and materials basis.

Process Solutions.  Callidus Software provides a suite of value-added Business Process Solutions around Callidus and client-designed solutions. Specific solutions are available for the TrueResolution, TrueProducer, and Callidus TrueAnalytics products. Each solution offering includes clearly defined engagement plans, rapid deployment methods, and a proven track record of delivering value to customers. Our Payee Self-Service Solution streamlines and automates key processes with an enterprise packaged approach, providing for integration with TrueInformation for payee issue submission, notification workflows for plan acceptances and changes, and administrative reports of resolution rates and issue types. Our Data Management Solution enables the customer to review various data issues related to incentive compensation, and to take appropriate actions proactively before they become a dispute or an issue with a payee. Our Sales Operations Support Solution is a workflow solution pack that can be configured quickly to manage changes to reference data, such as participant and position information, prior to taking effect in TrueComp. Our Management by Objectives (MBO) Solution automates the complete process for organizations, from setting and submitting goals and targets to associates, through managerial/ human resource approvals, including automatic updating of payments in Callidus TrueComp. Our Bonus Allocation Solution provides for the allocation or distribution of budgeted/pooled amounts (bonus dollars, percentages, and/or share amounts) to a team of individuals and/or managers. Our analytic services enable our customers to quickly answer key questions regarding their sales performance, such as which compensation plans are actually driving revenue, which incentives are making the sales team work more efficiently and productively, and which products are selling across certain channels. Our TrueProducer starter package provides the core basis of setting up and rapidly deploying TrueProducer.

Maintenance and Technical Support Services.  Callidus Software has maintenance and technical support centers in the United States, India and Australia. We currently offer two levels of support, standard and premium, which are generally provided on a yearly basis. Under both levels of support, our customers are provided with online access to our customer support database, telephone, web and e-mail support, and all product enhancements and new releases. In addition, online chat is offered for clients as an alternative channel. In the case of premium support, our customers are provided with access to a Callidus support engineer 24 hours a day, 7 days a week. In addition, our customers who subscribe to standard or premium support can be provided access to a remote technical account manager to assist with management and resolution of support requests.

Education and Professional Development Services.  Callidus Software offers a comprehensive set of over 20 performance-oriented, role-based training courses for our customers, partners, and employees. Our educational services include self-service web-based training, classroom training, remote (virtual training with off-site instructor), on-site training, and custom training. Our professional certification is available to promote standards for SPM professionals who demonstrate the ability to implement the suite of Callidus Software products.

On January 14, 2008, we completed the acquisition of Compensation Technologies LLC (CT), a leading provider of services for planning, implementing, and supporting incentive compensation processes and tools. The combination of CT’s Compensation Management Services (CMS) and Callidus On-Demand offerings provides our customers with a fully managed sales incentive compensation program that includes plan analysis, modeling and design support, plan deployment, reporting, analytics, and ongoing administration. The acquisition augmented our portfolio of services offerings while at the same time expanded our on-demand business.

Technology

Callidus Software products are written in Java. TrueComp Manager is based on our proprietary rules engine, which is implemented on our scalable TrueComp Grid computing architecture. This technology offers our customers high degrees of functionality and flexibility, coupled with the scalability and reliability that enables them to maximize the return on investment in their SPM systems.

Customers

While our products and services can serve the Sales Performance Management needs of all companies, we have driven particular penetration with our solutions and expertise in the telecommunications, insurance, banking, technology, life sciences/pharmaceuticals, and retail and distribution markets. In 2008 and 2007, no customer accounted for more than 10% of our total revenues. In 2006, BellSouth accounted for 13% of our total revenues. Americas revenues represented 86%, 80% and 75% of our total revenues in 2008, 2007 and 2006, respectively. The remaining amounts of revenue in each of the past three years have been generated in Europe and the Asia Pacific region.

Sales and Marketing

Callidus Software sells and markets our software through a direct sales force and in conjunction with our partners. In the United States, we have sales and service offices in Atlanta, Austin, New York, San Jose, and Scottsdale. Outside the United States, we have a sales and service office in the United Kingdom.

Sales.  Our direct sales force, consisting of account development, account executives, technical pre-sales engineers and field management, is responsible for the sale of our products to global enterprises across multiple industries, and is organized into geographic and industry territories. Our account development team is responsible for generating new qualified opportunities and following up on marketing campaigns.

Marketing.  Our marketing activities include product, service, field, customer and industry marketing functions as well as marketing communications. Product marketing is responsible for defining new product requirements, managing product life cycles, and generating content for sales collateral and marketing programs. We increase awareness of our company and generate sales leads for our products and services through press and analyst relations, seminars, webcasts, direct mail, and customer and partner events. In addition, our website is used to educate our customers and prospects about our products and services and to generate leads. Our product marketing and customer success teams work closely with our customers to understand their current and future needs.

Alliances and Partnerships

Callidus Software actively promotes and maintains strategic relationships with systems integrators, consulting organizations, independent software vendors, value-added resellers and technology providers. These relationships provide both customer referrals and co-marketing opportunities, which have helped in expanding our customer base.

On a national and global basis, we have established alliances with partners such as Accenture, IBM, salesforce.com and SAP. Currently, we have a Cooperative Development Agreement with SAP, where Callidus and SAP work together to promote and market TrueComp and TrueInformation products in the United States and Canada. TrueComp and TrueInformation are currently powered by SAP’s NetWeaver platform. In 2007, we forged a partnership with salesforce.com, specifically focused on the promotion and marketing of our On-Demand offering as an AppExchange certified partner, and in 2008 we developed a native application, Callidus Plan Communicator, on force.com (salesforce.com’s platform). Also in 2008, we announced an exclusive reseller relationship with IMS Health in connection with our on-demand services in pharmaceutical and healthcare markets. Our other strategic partners, such as Accenture and IBM, offer systems integration, implementation, and configuration services that support and complement the Callidus TrueComp product suite. We also have two reseller partners focused on specific geographic markets. CIS resells our products in Latin America, and ICM Advisory resells our products in Poland.

In addition to working with global business partners, we also maintain relationships with smaller and more specialized companies, such as Arcadia Solutions and IncentOne. These relationships provide us with a new business referral base along with compensation consulting, channel support, and complementary product enhancements, which collectively provide us with greater opportunities to expand into new markets and grow our customer base.

Research and Development

Callidus Software’s research and development organization consists of experienced software engineers, software quality engineers and technical writers. We organize the development staff along product lines, with an engineering services group providing centralized support for quality assurance, technical documentation, and advanced support. In 2008, 2007, and 2006, we recorded research and development expenses of $14.6 million, $15.6 million and $14.6 million, respectively. These expenses include stock-based compensation.

Competition

Callidus Software’s principal competition comes from Oracle and internally developed software solutions. We also compete with other software and consulting companies that generally focus on specific industries or sectors, including Actek, Centive, DSPA Software, Practique Associates (now Merced), Synygy, Trilogy-Versata, Varicent, Xactly, and ZS Associates. We believe that the principal competitive factors affecting our market are:

•	industry-specific domain expertise;

•	scalability and flexibility of solutions;

•	superior customer service;

•	functionality of solutions; and

•	total cost of ownership.

We believe that we compete effectively with the established enterprise software companies due to our focus, market leadership, domain expertise, rules-based applications, and highly scalable architecture. We believe we have more fully developed the domain expertise necessary to meet the dynamic requirements of today’s complex sales performance and incentive compensation programs.

We also believe that we compete effectively due to our established market leadership, robust, scalable architecture, and commitment to customer service. The Callidus On-Demand offering competes favorably in terms of speed of implementation, reliability, security, scalability and portability to an on-premise solution. The addition of our salesforce.com AppExchange certification has also enhanced our ability to compete in the mid-market sector. While our competitors offer viable market alternatives, we believe that we have developed superior breadth and depth of functionality demanded by specific vertical markets, while providing increased operational flexibility to support more rapid deployment capability. Additionally, we have created substantial product differentiation by adding features into our products that are specific to each of our target markets, and that scale to growing business needs.

We believe that our products offer a more cost-effective and complete alternative to internally developed solutions. Internally-developed solutions are generally expensive, inflexible, and difficult to maintain for companies with increasingly complex sales performance and incentive compensation programs, thereby increasing total cost of ownership and limiting the ability to implement programs that effectively address targeted business objectives.

Although we believe that our products and services currently compete favorably with those of our competitors, the market for SPM and EIM (Enterprise Incentive Management) products is in its early stages and is rapidly evolving. Our larger competitors have significantly greater financial, technical, marketing, service and other resources. Many of these companies also have a larger installed base of users, longer operating histories, and greater name recognition. Our competitors may also be able to respond more quickly to changes in customer requirements, or may announce new products, services or enhancements that better meet the needs of customers or changing industry standards. In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Increased competition may cause price reductions, reduced gross margins and loss of market share.

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

We license our software directly to customers. These license agreements for our technology, documentation and other proprietary information include restrictions intended to protect and defend our intellectual property. These licenses are generally non-transferable and perpetual. We also require all of our employees, contractors and many of those with whom we have business relationships to sign non-disclosure and confidentiality agreements.

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

Employees

As of December 31, 2008, we had a total of 424 employees. Of those employees, 77 were in sales and marketing, 90 were in research and development and technical support, 164 were in professional services and training, 44 were in on-demand operations, and 49 were in general and administration. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers as of March 1, 2009:

			Executive
			Officer
Name	Age	Position	Since

Leslie J. Stretch	47	President; Chief Executive Officer	2005
Ronald J. Fior	51	Senior Vice President, Finance and Operations; Chief Financial Officer	2002
V. Holly Albert	50	Senior Vice President, General Counsel and Corporate Secretary	2006
Steven T. Apfelberg	39	Senior Vice President, Marketing	2008
Bryan P. Burkhart	34	Senior Vice President, Global Sales	2007
Robert C. Conti	53	Senior Vice President, Worldwide Client Services	2008
Jimmy C. Duan	46	Senior Vice President, Mid-Market Business	2008
Michael L. Graves	39	Senior Vice President, Engineering; Chief Technology Officer	2007
Jeffrey Saling	47	Senior Vice President, Callidus On-Demand	2008

Leslie J. Stretch has served as our President and CEO since December 2007. Previously, Mr. Stretch was our Senior Vice President, Global Sales, Marketing and On-Demand Business from July 2007 to November 2007, Senior Vice President, Worldwide Sales from April 2006 to July 2007, and Vice President, Worldwide Sales from November 2005 to April 2006. Prior to joining Callidus, Mr. Stretch served as interim CEO for The Hamsard Group, plc. in the United Kingdom from April 2005 to September 2005. Previously, Mr. Stretch served in a variety of roles at Sun Microsystems, most recently as Senior Vice President of Global Channel Sales from January 2005 to April 2005, UK Vice President and Managing Director from February 2003 to January 2005, and UK Sales Director from May 1996 to February 2003. Prior to joining Sun Microsystems, Mr. Stretch served in a variety of roles at Oracle Corporation, U.K. including Director of Retail and Commercial Business UK from June 1995 to June 1996, Branch Manager Western Canada from 1994 to 1995, and Branch Manager Scotland from 1989 to 1994. Mr. Stretch holds a B.A. in Economics and Economic History from the University of Strathclyde and a Postgraduate Diploma in Computer Systems Engineering from the University of Edinburgh.

Ronald J. Fior has served as our Senior Vice President, Finance and Operations and Chief Financial Officer since April 2006. Since joining us, Mr. Fior has also served as our Vice President, Finance and Chief Financial Officer from September 2002 to April 2006. From December 2001 to July 2002, Mr. Fior served as Vice President of Finance and Chief Financial Officer for Ingenuity Systems, a bioinformatics software development company. From July 1998 until October 2001, Mr. Fior served as Chief Financial Officer and Vice President of Finance and Operations of Remedy Corporation, an enterprise software applications company. Prior to this, Mr. Fior served for 13 years as Chief Financial Officer of numerous divisions and companies within the publishing operations of The Thomson Corporation, including the ITP Education Group and the International Thomson Publishing Group. Mr. Fior holds a Bachelor of Commerce degree from the University of Saskatchewan and is a Chartered Accountant.

V. Holly Albert has served as our Senior Vice President, General Counsel and Secretary since August 2006. Previously, Ms. Albert was in private legal practice from April 2004 until August 2006. Prior to that, Ms. Albert was the Vice President, General Counsel and Corporate Secretary at Docent Inc., (now SumTotal Systems, Inc.) a

provider of integrated software applications, services, and content from December 2002 to April 2004. Prior to Docent, Ms. Albert served as Vice President, General Counsel and COO at Tradenable, Inc., an Internet financial services company. Prior to Tradenable, she was the Vice President and General Counsel at infoUSA.com. Prior to infoUSA, she served in a variety of roles at Honeywell Inc. from 1983 to 2000, with her last position being the General Counsel for Honeywell-Measurex Corporation. Ms. Albert is a member of both the California and New Mexico State bars and received her J.D. from the University of Pittsburgh School Of Law. Ms. Albert also holds an M.A. from John F. Kennedy University in Psychology and a B.A. in Economics from Washington and Jefferson College.

Steven T. Apfelberg has served as our Senior Vice President, Marketing since April 2008. Prior to that, Mr. Apfelberg was our Vice President, Marketing from August 2007 to April 2008, and our Vice President, Product Marketing and Product Management from September 2004 to August 2007. Previously, Mr. Apfelberg was Senior Director, Product Marketing at Siebel Systems, an enterprise application software company, from October 2001 to August 2004. Prior to Siebel Systems, Mr. Apfelberg served in a variety of roles at Callidus Software. From January 2001 to October 2001, Mr. Apfelberg was General Manager, TrueComp Business; from January 1999 to January 2001, Mr. Apfelberg was Director, Field Marketing; and from January 1998 to January 1999, Mr. Apfelberg was Technical Marketing Manager. Mr. Apfelberg holds a B.A. Economics from Stanford University.

Bryan P. Burkhart has served as our Senior Vice President, Global Sales since December 2007. Since joining Callidus, Mr. Burkhart has also served as our Vice President, North America Sales from November 2005 to November 2007, Interim Vice President, Global Sales from January 2005 to October 2005, Vice President, Eastern & Central Area Sales from January 2004 to September 2005, Managing Director, Eastern Area from February 2002 to December 2003, Managing Director, Western Area from January 2001 to February 2002, Director, Strategic Accounts from October 2000 to December 2000, Account Executive from June 1999 to September 2000 and as Account Development Representative from March 1999 to May 1999. Prior to joining Callidus Software, Mr. Burkhart worked in sales at Trilogy Software, in Austin, Texas. Mr. Burkhart holds a B.S. in Economics from The Wharton School, University of Pennsylvania.

Robert C. Conti has served as our Senior Vice President, World-Wide Client Services since January 2008 when he joined Callidus as a result of our acquisition of CT and CMS. Additionally, Mr. Conti also serves as Senior Vice President and CFO of The Alexander Group, Inc., a consulting organization that specializes in sales force effectiveness, where he has been employed since April 1988. While employed with The Alexander Group, he has also served in a various roles including Western Region Manager from January 1990 to June 1994, Eastern Region Manager from July 1994 to August 1998, National Practice leader from May 1990 to March 1995, and COO from March 1996 to January 2008. Prior to joining Callidus, Mr. Conti founded and thereafter, from January 2004 to January 2008, served as Managing Member of Compensation Technologies LLC, a consulting services organization specializing in the implementation and support of incentive compensation management programs. From March 2004 to January 2008 Mr. Conti also served as Managing Member of Compensation Management Services, LLC, a services organization dedicated to providing compensation plan management services. Mr. Conti holds a B.S. in Management from The United States Air Force Academy, and a Masters of Business Administration from Southern Illinois University.

Jimmy C. Duan has served as our Senior Vice President, Mid-Market Business since October 2008. Mr. Duan also served as our Vice President, Strategic Services from October 2005 to April 2006, Managing Director, Expert Services from April 2004 to September 2005, and Managing Director, Western Area Consulting from March 2001 to March 2004. From May 2006 to October 2008, Mr. Duan was employed by Xactly Corporation, an on-demand sales compensation solution provider, serving as its Vice President, Products and Professional Services from February to October 2008 and as its Vice President, Client Services from May 2006 to January 2008. Mr. Duan also served as Director of Business Intelligence and Data Warehousing at Quovera, a business consulting and technology integration provider, from May 1999 March 2001 and as Solutions Manager at Talus Solutions, a pricing and revenue management software solution provider, from October 1996 to May 1999. Mr. Duan holds a B.S. in Engineering from Central-South University in China and a Ph.D. in Industrial and Systems Engineering from Virginia Tech.

Michael L. Graves has served as our Senior Vice President, Engineering and CTO since September 2007. Prior to that, Mr. Graves was our Senior Vice President, Engineering from February 2007 to September 2007. Previously, Mr. Graves served in a variety of roles at Oracle Corporation, an enterprise application software company, from October 1997 to February 2007, most recently as Vice President of Engineering, Oracle Applications from January 2006 to February 2007, and Senior Director of Engineering from October 1997 to January 2006. Mr. Graves holds a B.S. Finance-Economics from the University of California, Berkeley.

Jeffrey Saling has served as our Senior Vice President, Callidus On-Demand, since April 2008. Mr. Saling has also served as our Vice President, Managed Services, from May 2006 to April 2008, Managing Director, On-Demand Services, from December 2005 to May 2006, Managing Director, Client Services from January 2004 to November 2005. Prior to joining Callidus, Mr. Saling worked in a variety of roles at Chordiant Software, an enterprise application software company focused on front office solutions, including Americas Vice President of Field Operations from July 2001 to January 2004, and Consultancy Services Director/Manager from January 1998 to July 2001. Prior to Chordiant, Mr. Saling served as General Manager (Senior Manager) for Accenture’s (Andersen Consulting’s) outsourced business for Ford Motor Company from June 1997 to December 1998. Mr. Saling holds a Bachelor of Science degree in Business Administration, Production & Operations Management, from California State University, Hayward.

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

We incurred net losses of $13.8 million, $13.1 million and $8.7 million in 2008, 2007 and 2006, respectively. We expect to continue to incur substantial expenses for the foreseeable future as we continue to expand the breadth of our product and services offerings, focus on recurring revenue streams, and explore organic and inorganic growth opportunities. In addition, as we maintain our focus on our on-demand business, we expect our perpetual license revenues will continue to decline, adversely affecting our overall gross margins. At the same time, the growth rate of our Net Annual Contract Value for on-demand services has declined in recent quarters, which will adversely affect the growth of our on-demand revenues in future periods. To achieve profitability, we must increase our total revenues, improve our gross margin on recurring and services revenues and effectively manage our expenses. In the fourth quarter of 2007 we undertook a restructuring to reduce our workforce by 8% in order to better align expenses with expected revenues. Since then, we have taken additional steps to reduce our cost structure including additional headcount reductions, the latest of which commenced in the fourth quarter of 2008. In connection with the restructurings, we incurred expenses of $1.5 million in 2007 and $1.6 million in 2008. We do not expect to realize the full benefits of these latest measures until the second quarter of 2009. We are continuing to monitor our expenses in an effort to further optimize our performance for the long-term. However, there is no assurance that these steps to manage our expenses will be adequate. Consequently, we may be required to incur additional restructuring expenses in the future and, even with these or any future actions, we cannot be sure that we will achieve or sustain profitability on a quarterly or annual basis in the future. If we cannot increase our total revenues and improve our gross margins our future results of operations and financial condition will be negatively affected.

If our on-demand offering fails to achieve broad market acceptance, or if we are unable to consistently offer this service on a profitable basis, our operating results could be adversely affected.

We have invested, and expect to continue to invest, substantial resources to expand, market, and implement our on-demand offering. We have only achieved positive gross margins on our on-demand offering since the first quarter of 2008. Previously, we had realized a negative gross margin on sales of this service and there can be no assurance that we will be able to offer our on-demand service profitably in the future. As we continue to promote our on-demand service, there is a risk of confusion in the market over the alternative ways to purchase our software, which could result in delayed sales. In addition, with our decision to increase our focus on our on-demand service, customers that might otherwise purchase a perpetual license may instead opt for our on-demand service, possibly late in the sales cycle. To the extent this service results in a shift away from perpetual licenses, our revenue and operating results will be adversely affected in the short-term as revenues for on-demand services are recognized over the life of the agreement with each of our customers and the professional services associated with the implementations are less than those associated with perpetual licenses. Any such shift will also have a longer term adverse effect on operating results, as our on-demand offering is expected to continue to generate much lower margins than our perpetual license sales.

Historically, our on-demand contracts generally provided for payment by the customer only after the customer went into production. Although we have changed that model so that our on-demand contracts now generally provide for payment and terms commencing as of the effective date of the contract, these terms remain subject to customer-specific requirements. For those contracts for which we will not recognize revenue until the customer has commenced production use of the service, which can be months after the contract is signed, our revenue recognition will be delayed and our operating results will be adversely affected. If our on-demand service does not achieve broad market acceptance, or if we are unable to offer this service profitably, our operating results will be materially and adversely affected.

Our quarterly license revenues remain largely dependent on a relatively small number of license transactions involving sales of our products to new customers, and any delay or failure in closing one or more of these transactions could adversely affect our results of operations.

Our quarterly license revenues are typically dependent upon the closing of a relatively small number of transactions involving perpetual licensing of our products to new customers. As such, variations in the rate and timing of conversion of sales prospects into license revenues could result in our failure to meet revenue objectives or achieve or maintain profitability in future periods. In addition, failure to meet all revenue recognition criteria for perpetual licenses has in the past resulted and may in the future result in deferral of license revenue into future periods. We generally recognize the bulk of our license revenues for a given sale either at the time we enter into the agreement and deliver the product, or over the period in which we perform any services that are essential to the functionality of the product. Unexpected changes in the number and size of transactions or other contractual terms late in the negotiation process or changes in the mix of contracts we enter into, including customers’ selection of our on-demand solution (for which revenues are included in our recurring revenues and recognized ratably over future periods) in lieu of perpetual licenses, could therefore materially and adversely affect our revenues in a quarter. Typically, customers tend to gravitate toward perpetual or on-demand solutions with some crossover. We expect the level of crossover towards on-demand to increase, and thus decreasing our license revenues in future periods. Reductions in the amount of customers’ purchases of licenses or delays in recognition of revenues would adversely affect our revenues, results of operations and financial condition.

We cannot accurately predict customer subscription and maintenance renewal rates and the impact these renewal rates will have on our future revenues or operating results.

Our customers have no obligation to renew their subscriptions for our on-demand service or maintenance support for perpetual license transactions after the expiration of their initial subscription or maintenance period, which is typically 12 to 24 months, and some customers have elected not to renew. In addition, our customers may renew for fewer payees or renew for shorter contract lengths. We cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our service and their ability to continue their operations and spending levels. If our customers and any large customers in particular, do not renew their subscriptions for our on-demand service or maintenance support, our revenue will decline and our business will suffer.

Because we recognize revenue from subscriptions for our on-demand service and maintenance support over the terms of the subscription and maintenance support agreements, downturns or upturns in sales may not be immediately reflected in our operating results.

We generally recognize on-demand and maintenance revenues from customers ratably over the terms of their subscription and maintenance support agreements, which are typically 12 to 24 months, although terms can range from one to 60 months. As a result, most of the recurring revenues we report in each quarter result from the recognition of deferred revenue relating to subscription and maintenance agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions and maintenance in any one quarter will not necessarily be fully reflected in the revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our on-demand service may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, achieve market acceptance and effectively respond to competitive product introductions, we must quickly identify emerging trends and requirements, accurately define and design enhancements and improvements for existing products and introduce new products and services. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner or available in a distribution model acceptable to our target markets and may therefore not achieve the broad market acceptance necessary to generate significant revenues. For example, we recently introduced several new products that are only available through our on-demand services offering or through our relationship with salesforce.com. If one or both of these distribution options are not accepted by customers in our target markets, these new products may not succeed and our future revenues may be adversely affected. If we are unable to quickly and successfully develop and distribute new products or enhance existing products or if we fail to position and price our products to meet market demand, our business and operating results will be adversely affected.

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

Our revenues, particularly our license revenues, are difficult to forecast and are likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. For example, beginning in the third quarter of 2007, we believe our sales of products to the financial services sector may have been adversely affected by the deterioration of the mortgage markets and corresponding adverse effects on the operating results of our potential customers. In addition, because of the current global financial crisis, we currently expect that our total revenues in the first quarter of 2009 will be slightly lower than our total revenues in the fourth quarter of 2008. We furthermore expect that our ongoing focus on our on-demand business may result in lower revenues from perpetual licenses and decreased customer expenditures on professional services.

Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance.

Factors that may cause our quarterly revenue and operating results to fluctuate include:

•	Disruption in the financial and insurance industries and the global financial crisis, which may result in the deferral or cancellation of future purchases of our products and services;

•	the discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	the priority our customers place on the purchase of our products as compared to other information technology and capital acquisitions;

•	competitive conditions in our industry, including new product introductions, product announcements and discounted pricing or special payment terms offered by our competitors;

•	customers’ selection of our on-demand solution, under which we recognize revenue as part of recurring revenues over the term of the agreement, in lieu of traditional perpetual license revenue, which is typically recognized in the quarter in which the transaction closes or as the products are implemented;

•	our ability to hire, train and retain appropriate sales and professional services staff;

•	varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenues;

•	indeterminate and often lengthy sales cycles;

•	changes in the mix of revenues attributable to higher-margin product license or recurring revenues as opposed to substantially lower-margin services and other revenues;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	merger and acquisition activities among our customers, which may alter their buying patterns, or failure of potential customers, which may reduce demand for our products and services;

•	our ability to satisfy revenue recognition criteria or timely complete our service obligations related to product sales;

•	the extent to which our customer’s needs for professional services are reduced as a result of product improvements as well as implementation efficiencies in our on-demand offering over traditional on-premise implementations;

•	the utilization rate of our professional services personnel and the degree to which we use third-party consulting services;

•	changes in the average selling prices of our products;

•	the rates the market will bear for our professional services and our ability to efficiently and profitably perform such services based on those market rates;

•	timing of product development and new product initiatives;

•	increased operating expenses associated with channel sales and increased product development efforts; and

•	customer concerns regarding the impact of implementing large, enterprise-wide deployments of products, including our products.

We might not be able to manage our future growth efficiently or profitably.

We experienced significant growth in our overall operations in 2007 and in our on-demand operations in 2008. We are working to continue this growth. If growth continues, we will likely need to expand the size of our staff, grow our related operations and strengthen our financial and accounting controls. This expansion may increase our expenses, and there is no assurance that our infrastructure would be sufficiently scalable to efficiently manage the growth that we may experience. For example, if we increased sales of on-demand services, we could experience a significant increase in demand for our on-demand support personnel and professional services personnel to implement our solutions. If we are unable to address these additional demands on our resources, our operating results and growth might suffer. Even if we are able to hire additional personnel, they will require a substantial period of training, and there is no guarantee that any new personnel will be as highly qualified as our existing personnel. As a result, certain implementations of our solution and ongoing support for our on-demand services may not meet our customers’ expectations, our reputation could be harmed and our business and operating results could be adversely affected. Also, if we continue to expand our operations, our systems, procedures or controls might not be adequate to support expansion. Further, to the extent we invest in additional resources and growth in our revenues does not ensue, our operating results would be adversely affected. If we are unable to further leverage our operating cost investments as a percentage of revenues our ability to generate profits will be adversely impacted.

Our service revenues produce substantially lower gross margins than our license and recurring revenues, and periodic variations in the proportional relationship between services revenues and higher margin license and recurring revenues have harmed, and may continue to harm, our overall gross margins.

Our services revenues, which include fees for consulting, implementation and training, were 46%, 49% and 40% of our revenues for 2008, 2007 and 2006, respectively. Our services revenues have substantially lower gross margins than our license and recurring revenues.

Historically, services revenues as a percentage of total revenues have varied significantly from period to period due to a number of circumstances including fluctuations in licensing and recurring revenues, changes in the average selling prices for our products and services and the effectiveness and appeal of competitive service providers. In addition, the volume and profitability of services can depend in large part upon:

•	Competitive pricing pressure on the rates that we can charge for our professional services;

•	increases or decreases in the number of services projects being performed on a fixed bid or acceptance basis that may defer recognition of revenue;

•	the timing and amount of any remediation services related to professional services warranty claims;

•	the complexity of the customers’ information technology environments;

•	the priority and resources customers place on their implementation projects; and

•	the extent to which outside consulting organizations provide services directly to customers.

As an example of competitive pressure on our services offerings, many of our potential customers are outsourcing technology projects offshore to take advantage of lower labor costs. Additionally, market rates for the types of professional services we offer may be greater or less than the rates we charge domestically depending on the geographic regions where the services are performed. Moreover, as we expand our international services operations, revenues may be impacted by fluctuations in currency exchange rates. Consequently, as we extend our customer base internationally, we expect greater variation in the proportion of services revenues compared to our other higher margin license and recurring revenues, which may increase or erode margins for our service revenues and our overall gross margins.

The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.

Our success depends to a significant extent on the abilities and effectiveness of our personnel, and in particular our president and chief executive officer and our other executive officers. All of our existing personnel, including our executive officers, are employed on an “at-will” basis. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to quickly hire qualified replacements for our executive and other key positions, our ability to execute our business plan could be harmed. Even if we can quickly hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

Our products have long sales cycles, which makes it difficult to plan our expenses and forecast our results.

The sales cycles for perpetual licenses of our products have historically been between six and twelve months, and longer in some cases, to complete. The sales cycles for our on-demand solutions are still evolving, and as we continue to broaden our on-demand offerings it is difficult to determine with any certainty how long our sales cycles for our on-demand solutions will be in the future. Consequently, it remains difficult to predict the quarter in which a particular sale will close and to plan expenditures accordingly. Moreover, because license sales are often completed in the final two weeks of a quarter, this difficulty may be compounded. Global economic uncertainty and corporate cost-cutting are likely to increase the difficulty of predicting license and on-demand sales at least during the first half of 2009 and likely beyond. The period between our initial contact with a potential customer and its purchase of our products and services is relatively long due to several factors, including:

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

A substantial portion of our revenues are derived from the performance of professional services, primarily implementation, configuration, training and other consulting services in connection with new product licenses and other ongoing projects. However, there are a number of third-party service providers available that offer these professional services, and we do not require that our customers use our professional services. To the extent our customers choose to use third-party service providers instead of us or perform these professional services themselves, our revenues and operating income may decline significantly.

Deployment of our products frequently requires substantial technical implementation and support by us or third-party service providers. Failure to meet these requirements could cause a decline or delay in recognition of our revenues and an increase in our expenses.

Deployments of our products frequently require a substantial degree of technical and logistical expertise for both on premise and on-demand implementations. Moreover, whether for our on-demand or on premise implementations, our customers can require large, enterprise-wide deployments of our products. It may be difficult for us to manage these deployments, including the timely allocation of personnel and resources by us and our customers. Failure to successfully manage the process could harm our reputation both generally and with specific customers and may cause us to lose existing customers, face potential customer disputes or limit the number of new customers that purchase our products, each of which could adversely affect our revenues and increase our technical support and litigation costs. For example, in 2008 we incurred a loss on a contract of approximately $1.6 million due to a single customer dispute for a project.

Our software license customers have the option to receive implementation, maintenance, training and consulting services from our internal professional services organization or from outside consulting organizations. We may increase our use of third-party service providers to help meet our implementation and service obligations. If we use a greater number of third-party service providers than we do currently, we will be required to negotiate additional arrangements, which may result in lower gross margins for maintenance or service revenues. Moreover, third-party service providers may not be as skilled in implementing or maintaining our products as our internal professional staff.

If implementation services are not provided successfully and in a timely manner, our customers may experience increased costs and errors, which may result in customer dissatisfaction and costly remediation and litigation, any of which could adversely impact our reputation, operating results and financial condition. We make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues, which are accounted for in the consolidated financial statements. If actual remediation services exceed our estimates we could be required to take additional charges, which could be material.

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

We may in the future acquire or make investments in other complementary companies, products, services and technologies. For example, in January 2008 we acquired Compensation Technologies LLC and hired its president and chief executive officer, Robert Conti, to fill our vacant senior vice president, client services position in an effort to expand our services offerings and improve our services related operations. Acquisitions and investments involve a number of risks, including the following:

•	We may have difficulty integrating the operations and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	we may find that the acquired business or assets do not further our business strategy, or that we overpaid for the business or assets, or that economic conditions change, all of which may generate a future impairment charge;

•	we may have difficulty integrating the acquired technologies or products with our existing product lines;

•	there may be customer confusion where our products overlap with those of the acquired business;

•	we may become exposed to liabilities associated with the sale of the acquired business’ products and services;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues or the complexity of managing geographically and culturally diverse locations;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	acquisitions may result in litigation from terminated employees or third-parties; and

•	we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.

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

To expand our business successfully and maintain a high level of quality, we need to continually recruit, retain and motivate highly skilled employees in all areas of our business, including sales, professional services and engineering personnel. In particular, if we are unable to hire and retain talented professional services employees with the skills, and in the locations, we require, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain of our labor needs. As our customer base increases and as we continue to evaluate and modify our organizational structure to increase efficiency, we are likely to experience staffing constraints in connection with the deployment of trained and experienced professional services resources capable of implementing, configuring and maintaining our software for existing customers looking to migrate to more current versions of our products as well as new customers requiring installation support. Moreover, as a company focused on the development of complex products, we are often in need of additional software developers and engineers.

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

We plan to pursue sales of new product modules to existing perpetual license customers of our TrueComp software. To take advantage of new features and functionality in our latest modules, many of our perpetual license customers will need to migrate to a more current version of our products. We also expect to periodically terminate maintenance support on older versions of our products for various reasons including, without limitation, termination of support by third-party software vendors whose products complement ours or upon which we are dependent. Termination of maintenance may force our perpetual license customers to migrate to more current versions of our software. Regardless of the reason, upgrading to more current versions of our products is likely to involve additional cost, which our customers may delay or decline to incur. If a sufficient number of our customers do not migrate to newer versions of our software, our continued maintenance support opportunities and our ability to sell additional products to these customers, and as a result, our revenues and operating income, may possibly be harmed significantly.

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

A substantial majority of our product revenues are derived from our TrueComp software application and related products and services, and a decline in sales of these products and services could adversely affect our operating results and financial condition.

We derive, and expect to continue to derive, a substantial majority of our product revenues from our TrueComp product and related products and services. Because we have historically sold our product licenses on a perpetual basis and delivered new versions and enhancements to customers who purchase maintenance contracts, our future license revenues are substantially dependent on new customer sales. Our on-demand solution still consists substantially of our TrueComp product. In addition, substantially all of our TrueInformation product sales have historically been made in connection with TrueComp sales. As a result of these factors, we are particularly vulnerable to fluctuations in demand for TrueComp. Accordingly, if demand for TrueComp and related products and services decline significantly, our business and operating results will be adversely affected.

If we reduce prices, alter our payment terms or modify our products or services in order to compete successfully, our margins and operating results may be adversely affected.

The intensely competitive market in which we do business may require us to reduce our prices and/or modify our traditional licensing revenue generation strategies in ways that may delay revenue recognition on all or a portion of our licensing transactions. For example, the introduction of our on-demand offering was our response to changing market conditions. Revenues from the on-demand offering, which is sold on a subscription basis, are recognized ratably over time, as opposed to perpetual license revenues, which we generally recognize in the quarter in which the transaction closes or as the product is implemented. If our competitors offer deep discounts on competitive products or services, we may be required to lower prices or offer other terms more favorable to our customers in order to compete successfully. Some of our competitors may bundle their software products that compete with ours with their other products and services for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, limit the prices that we can charge for our products or cause us to modify our existing market strategies for our products and services. If we cannot offset price reductions and other terms more favorable to our customers with a corresponding increase in the number of sales or decreased spending, then the reduced revenues resulting from lower prices or revenue recognition delays would adversely affect our margins and operating results.

Our products depend on the technology of third parties licensed to us that are necessary for our applications to operate and the loss or inability to maintain these licenses, errors in such software, or discontinuation or updates to such software could result in increased costs or delayed sales of our products.

We license technology from several software providers for our rules engine, analytics, web viewer and quota management application, and we anticipate that we will continue to do so for these features and from these or other providers in connection with future products. We also rely on generally available third-party software such as WebSphere and WebLogic to run our applications. Any of these software applications may not continue to be available on commercially reasonable terms, if at all, or new versions may be released that are incompatible with our prior or existing software releases. Some of the products could be difficult to replace, and developing or integrating new software with our products could require months or years of design and engineering work. The loss or modification of any of these technologies could result in delays in the license of our products until equivalent technology is developed or, if available, is identified, licensed and integrated. For example, we entered into an agreement to license our quota management software application from Hyperion Solutions in the third quarter of 2006. Hyperion Solutions was acquired in April 2007 by one of our competitors, Oracle. In April 2008, we received notification from Oracle that it was terminating our arrangement. We do not expect the termination of our agreement with Hyperion to have a material adverse impact on our revenues or obligations to our customers.

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

Our products are complex and, accordingly, they may contain errors, or “bugs,” that could be detected at any point in their product life cycle. While we continually test our products for errors and work with customers to identify and correct bugs, errors in our products are likely to be found in the future. Any errors could be extremely costly to correct, materially and adversely affect our reputation and impair our ability to sell our products. Moreover, customers relying on our products to calculate and pay incentive compensation may have a greater sensitivity to product errors and security vulnerabilities than customers for software products in general. If we incur substantial costs to correct any product errors, our operating margins would be adversely affected.

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

We expanded our international operations in 2006, 2007 and 2008, and expect to continue expanding these operations in 2009. International expansion may require substantial financial resources and a significant amount of attention from our management. International operations involve a variety of risks, particularly:

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

Our use of third-party international product development and support services may prove difficult to manage or of inadequate quality to allow us to realize our cost reduction goals and produce new products to drive growth.

We have begun using an India-based firm to provide certain software engineering services and support and we expect to expand our use of offshore third-party technical services and support in the future. We believe that the use of offshore engineering and support services will allow us to cost-effectively increase our product development efforts while concurrently maintaining and supporting our existing products. We have limited experience in managing development and support of our products by offshore contractors, and may not be able to maintain acceptable standards of quality in support or product development. If we are unable to successfully maintain product development and support quality through our efforts with international third-party service providers, our attempts to reduce costs and drive growth through new products may be negatively impacted which would adversely affect our results of operations.

Our investment portfolio may be impaired by further deterioration of the capital markets.

Our cash equivalent and investment portfolio as of December 31, 2008 consists of investment grade auction rate securities and corporate notes and obligations. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer.

As a result of current adverse financial market conditions, our auction rate securities with a total estimated fair value of approximately $3.8 million may pose risks arising from liquidity concerns. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Therefore, because of the short interest rate reset period, the Company has historically recorded them as current available-for-sale securities. However, beginning in late February 2008, these auction rate securities failed to reprice, resulting in our continuing to hold these securities. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. Due to the liquidity risk, as of December 31, 2008, we classified these auction rate securities as long-term investments on our consolidated balance sheet. These investments are all education municipal securities substantially collateralized by the U.S. Department of Education Federal Family Education Loan program guarantee. None of the auction rate securities held by the Company are mortgage-backed debt obligations. All of these investments carry AAA credit ratings from one or more of the major credit rating agencies.

Nonetheless, due to the uncertain nature of the market for these securities as well as the underlying collateral, we are unable to predict whether the value of these securities or the collateral, or both, may deteriorate further. Consequently, it is possible that the securities, collateral, or both may lose some or all of their value, resulting in a material loss to us.

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

We lease our headquarters in San Jose, California which consists of approximately 53,000 square feet of office space. The lease on our San Jose headquarters expires in 2010. We also lease facilities in Atlanta, Austin, London, New York, Scottsdale, and Sydney. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. See Note 7 to the Consolidated Financial Statements for information regarding our lease obligations.

Item 3.	Legal Proceedings

We are from time to time a party to various litigation matters and customer disputes incidental to the conduct of our business, none of which, at the present time, is likely to have a material adverse effect on our future financial results.

In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2008, we have not recorded any such liabilities in accordance with SFAS 5. We believe that we have valid defenses with respect to the contract disputes and other legal matters pending against us and that the probability of a loss under such matters is not probable.

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

	Fiscal Year Ended December 31, 2008				Fiscal Year Ended December 31, 2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$4.26	$5.74	$6.49	$5.54	$9.35	$9.92	$8.50	$8.17
Low	$1.95	$3.91	$4.75	$3.75	$4.99	$8.17	$7.34	$5.91

As of February 26, 2009, there were 29,964,962 shares of our common stock outstanding held by 51 stockholders of record.

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

The graph compares the cumulative total return of our common stock from December 31, 2003 through December 31, 2008 with the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index.

The graph assumes (i) that $100 was invested in our common stock at the closing price of our common stock on December 31, 2003, (ii) that $100 was invested in each of the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index at the closing price of the respective index on such date and (iii) that all dividends received were reinvested. To date, no cash dividends have been declared or paid on our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Callidus Software Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Callidus Software Inc.	100.00	33.30	23.74	35.61	29.23	16.90
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Computer & Data Processing	100.00	115.62	118.29	133.40	158.91	90.83

*	The Company has not changed comparable indices from 2008. The NASDAQ National Market Composite Index changed its name to the NASDAQ Composite Index in June 2006.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report. The selected consolidated statements of operations data for each of the years in the three-year period ended December 31, 2008, and as of December 31, 2008 and 2007, are derived from our audited consolidated financial statements that have been included in this annual report. The selected consolidated statement of operations data for each of the years in the two year period ended December 31, 2005 and the selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements that have not been included in this annual report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Revenues:
Recurring	$40,546	$23,907	$18,006	$14,919	$12,382
Services	49,535	49,125	30,329	28,691	33,554
License	17,100	28,025	27,773	17,843	12,758

Total revenues	107,181	101,057	76,108	61,453	58,694
Cost of revenues:
Recurring(1)	16,111	11,043	6,253	4,576	4,550
Services(1)	44,613	43,555	28,541	25,708	28,001
License	897	884	546	377	774
Impairment of purchased technology	—	—	—	—	1,800

Total cost of revenues	61,621	55,482	35,340	30,661	35,125

Gross profit	45,560	45,575	40,768	30,792	23,569
Operating expenses:
Sales and marketing(1)	29,456	30,806	25,463	18,552	21,794
Research and development(1)	14,597	15,563	14,558	12,606	14,476
General and administrative(1)	14,237	13,991	12,367	9,744	10,319
Impairment of intangible assets	—	—	—	—	1,994
Restructuring	1,641	1,458	—	—	1,488

Total operating expenses	59,931	61,818	52,388	40,902	50,071

Loss from operations	(14,371)	(16,243)	(11,620)	(10,110)	(26,502)
Interest and other income, net	702	2,772	2,709	1,491	1,094

Loss before provision for income taxes and cumulative effect of change in accounting principle	(13,669)	(13,471)	(8,911)	(8,619)	(25,408)
Provision for (benefit from) income taxes	161	(330)	(62)	(14)	75

Loss before cumulative effect of change in accounting principle	(13,830)	(13,141)	(8,849)	(8,605)	(25,483)
Cumulative effect of change in accounting principle	—	—	128	—	—

Net loss	$(13,830)	$(13,141)	$(8,721)	$(8,605)	$(25,483)

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Net loss per share:
Basic	$(0.46)	$(0.45)	$(0.31)	$(0.33)	$(1.04)

Diluted	$(0.46)	$(0.45)	$(0.31)	$(0.33)	$(1.04)

Weighted average shares:
Basic	29,913	29,068	27,690	26,268	24,419

Diluted	29,913	29,068	27,690	26,268	24,419

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$36,845	$50,637	$52,939	$63,705	$59,817
Total assets	83,879	87,447	85,194	80,644	78,489
Working capital	26,833	48,390	54,949	54,962	58,872
Long-term debt, less current portion	—	—	—	—	48
Total liabilities	39,913	33,698	27,814	22,493	15,457
Total stockholders’ equity	43,966	53,749	57,380	58,151	63,032

(1)	Effective January 1, 2006, the Company adopted FASB Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R) under the modified prospective method. Accordingly, for the years ended December 31, 2008, 2007 and 2006, stock-based compensation was accounted for under SFAS 123R, while for the years prior to January 1, 2006, stock-based compensation was accounted for under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” The amounts above include stock- based compensation as follows:

	Year Ended December 31,
	2008	2007	2006	2005	2004

Cost of recurring revenues	$692	$250	$193	$9	$21
Cost of services revenues	1,263	838	832	100	460
Sales and marketing	1,861	1,162	1,045	(226)	1,217
Research and development	1,169	995	917	226	1,061
General and administrative	2,711	1,709	1,766	435	2,826

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of 2008 Results

We are the market and technology leader in Sales Performance Management (SPM) software solutions designed to align internal sales resources and distribution channels with corporate strategy. Our software enhances core processes in sales management, such as the structuring of sales territories, the management of sales force talent, the establishment of sales targets and the creation and execution of sales incentive plans. Using our SPM software solutions, companies can tailor these core processes to further their strategic objectives, including coordinating sales efforts with long-range strategies regarding sales and margin targets, growth initiatives, sales force talent development, territory expansion and market penetration. Our customers can also use our SPM solutions to address more tactical objectives, such as successful new product launches and effective cross-selling strategies. Leading companies worldwide in the financial services, insurance, communications, high-technology, life sciences and retail industries rely on our solutions for their sales performance management and incentive compensation needs. Our SPM solutions can be purchased and delivered as either an on-demand service or an on-premise software solution. Our on-demand service allows customers to use our software products through a web interface rather than purchase computer equipment and install our software at their locations, and we believe the benefits of this deployment method will make our on-demand offering our most popular product choice.

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

Revenue Growth

Our total revenues increased in 2008 by 6% to a record $107.2 million compared to $101.1 million in 2007. These revenues were led by a 70% increase in our recurring revenues. The increase in recurring revenues reflects the shift in business focus and strategy to emphasize our on-demand offering. Recurring revenues accounted for 38% of our total revenues in 2008 compared to 24% in 2007. During the year we added $11.3 million in Net New Annual Contract Revenue (Net ACV) to bring our total on-demand ACV to $26.0 million. The total number of payees being paid through our on-demand solution as of December 31, 2008 was 74,000. Despite the shift to more recurring revenues generated from our on-demand offering, we continue to see a mix of how companies want to deploy our solutions. As such, we will continue to offer and support the traditional software license model that some of our customers still prefer. The shift in our sales toward on-demand services has also affected the growth in our professional services revenues, as the average implementation time for an on-demand arrangement is less than half of the average implementation time for an on-premise arrangement. Revenues from our on-demand offering are more predictable and allow us to better align our cost structure.

Cost Control

During the year we made substantial progress on streamlining our cost model. These efforts led to improved margins for our on-demand offering and a decrease in operating expenses. For the year, our on-demand margin improved to 38%. This represents substantial improvement from on-demand margins of negative 59% recorded in 2007. Our on-demand margins will likely fluctuate from period to period depending upon the nature of services subscribed for and our ongoing investment in new service offerings. Operating expenses decreased by 3% for 2008 compared to 2007. The decrease in operating expenses in 2008 as compared to 2007 was net of increases of $2.7 million in stock-based compensation and $0.2 million in restructuring costs. The overall decrease was the result of cost saving actions taken in the fourth quarter of 2007, the first quarter of 2008 and the fourth quarter of 2008. We completed reductions in workforce and recorded charges of approximately $1.5 million in 2007 and $1.6 million in 2008 in connection with severance and termination-related costs, most of which were severance-related cash expenditures. We realized cost savings during 2008 from the reductions in force, and we expect to realize additional savings in 2009 related to these actions. This 2008 cost savings program was substantially completed in the fourth quarter of 2008 and will be fully completed in the early part of 2009. As of December 31, 2008, accrued restructuring charges were $0.8 million.

The combined positive effect of higher revenues and lower costs was instrumental in our ability to generate $6.2 million in cash from operations for the year. This was a record achievement for the Company and represents an improvement of $9.3 million from the $3.1 million of cash we used in operations in 2007.

Other Business Highlights

On November 27, 2007, our Board of Directors authorized a one-year program for the repurchase of up to $10 million of our outstanding common stock. On October 21, 2008, our Board of Directors re-authorized the program for the repurchase of up to $5 million of our outstanding common stock, which represented the unused balance of the program initially approved in 2007. During 2008 under these repurchase programs we executed the repurchase of 1,994,000 shares for a total cost of approximately $8.0 million. The repurchased shares have been constructively retired. We have adopted a Rule 10b5-1 plan that allows us to repurchase shares of our common stock under the Repurchase Program at times when we would not ordinarily be in the market because of our trading policies. See Note 15 — Subsequent Events for additional discussion.

On January 14, 2008, we completed the acquisition of Compensation Technologies (CT), a leading provider of services for planning, implementing, and supporting incentive compensation processes and tools. Under the terms of the agreement, we paid the former owners of CT $8.3 million initially and paid an additional final payment of $1.9 million upon the successful completion of an agreed milestone on December 31, 2008. In addition, we incurred acquisition-related transaction costs of $0.2 million. The combination of CT’s Compensation Management Services (CMS) and Callidus On-Demand offerings provides our customers with a fully managed sales incentive compensation program that includes plan analysis, modeling and design support, plan deployment, reporting, analytics, and ongoing administration. The acquisition augmented our portfolio of services offerings while at the same time boosted our on-demand business. In connection with the acquisition, we recorded intangible assets of $3.5 million, which will be amortized to cost of services revenues and sales and marketing expense over their useful lives of one to four years, $5.7 million of goodwill, which includes the contingent payment of $1.9 million and net tangible assets of $1.2 million. The goodwill will not be amortized but instead will be tested for impairment at least annually. See Note 2 — Acquisition for further discussion.

Challenges and Risks

In response to market demand, we shifted our primary business focus from the sale of perpetual licenses for our products to the provision of our software as a service through our on-demand offering. Our on-demand model provides more predictable quarterly revenues. During 2008 we were able to sustain positive margins on this service offering for the first time since launching the offering in 2006. However, over recent quarters we have experienced slower growth in our Net ACV for on-demand services than we had previously. If we are unable to significantly grow our on-demand business or continue to provide our on-demand services on a consistently profitable basis in the future, our business and operating results may be materially and adversely affected.

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

Revenue Recognition

We generate revenues by licensing software, providing related software support, and providing our software application as a service through our on-demand subscription offering and providing related professional services to our customers. We present revenue net of sales taxes and any similar assessments.

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

Recurring Revenue

Recurring revenues include on-demand revenues and maintenance revenues. On-demand revenues are principally derived from technical operation fees earned through our on-demand services offering of our on-demand TrueComp suite, as well as revenues generated from business operations services. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for our software. Customers that own perpetual licenses can receive the benefits of upgrades, updates, and support from either subscribing to our on-demand services or our maintenance services.

On-Demand Revenue.  In arrangements where we provide our software application as a service, we considered Emerging Issues Task Force Issue No. 00-3 (EITF 00-3), “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” and EITF No. 03-5 (EITF 03-5), “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” and concluded that these transactions are considered service arrangements and fall outside of the scope of SOP 97-2. Accordingly, we follow the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” Customers will typically prepay for our on-demand services, which amounts we will defer and recognize ratably over the non-cancelable term of the customer contract. In addition to the on-demand services, these arrangements may also include implementation and configuration services, which are billed on a time-and-materials basis and recognized as revenues as the services are performed. In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors; whether objective and reliable evidence of fair value exists for the undelivered elements; the nature of the consulting services; the timing of when the consulting contract is signed in comparison to the on-demand service contract and the contractual dependence of the consulting work to the on-demand service.

For those arrangements where the elements qualify for separate units of accounting, the on-demand revenues are recognized ratably over the contract term, which is typically 12 to 24 months, beginning on the service commencement date. Implementation and configuration services, when sold with the on-demand offering, are recognized as the services are rendered for time-and-material contracts, and are recognized utilizing the proportional performance method of accounting for fixed-price contracts. For arrangements with multiple deliverables, we allocate the total contractual arrangement to the separate units of accounting based on their relative fair values, as determined by the fair value of the undelivered and delivered items when sold separately.

If consulting services for implementation and configuration associated with an on-demand arrangement does not qualify as a separate unit of accounting, we will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, we will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. The deferred costs on our consolidated balance sheets for these consulting arrangements totaled $2.6 million and $3.4 million at December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008 and 2007, $2.0 million and $2.1 million, respectively, of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the consolidated balance sheets.

Included in the deferred costs for on-demand arrangements is the deferral of commission payments to our direct sales force, which we amortize over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to our on-demand product offerings was $0.8 million and $1.3 million at December 31, 2008 and December 31, 2007, respectively.

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

Services Revenue

Professional Service Revenue.  Professional service revenues primarily consist of integration services related to the installation and configuration of our products as well as training. Our installation and configuration services do not involve customization to, or development of, the underlying software code. Generally, our professional services arrangements are on a time-and-materials basis. Reimbursements, including those related to travel and out-

of-pocket expenses, are included in services revenues, and an equivalent amount of reimbursable expenses is included in cost of services revenues. For professional service arrangements with a fixed fee, we recognize revenue utilizing the proportional performance method of accounting. We estimate the proportional performance on fixed-fee contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. To the extent we enter into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.

In certain arrangements, we have provided for unique acceptance criteria associated with the delivery of consulting services. In these instances, we have recognized revenue in accordance with the provisions of SAB 104. To the extent there is contingent revenue in these arrangements, we will defer the revenue until the contingency has lapsed.

License Revenue

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

We allocate revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately. For a certain class of transactions, the fair value of the maintenance portion of our arrangements is based on substantive stated renewal rates rather than stand-alone sales. The fair value of the professional services portion of the arrangement is based on the hourly rates that we charge for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.

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

Allowance for Doubtful Accounts and Service Remediation Reserve

We must make estimates of the uncollectibility of accounts receivable. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material. The allowance for doubtful accounts, which is netted against accounts receivable on our consolidated balance sheets, totaled approximately $550,000 and $154,000 at December 31, 2008 and December 31, 2007, respectively. The increase in allowance for doubtful accounts from 2007 to 2008 was primarily attributable to one customer that recently filed for bankruptcy, which resulted in approximately $223,000 of bad debt expense. The remaining increase was comprised of smaller amounts reserved in the normal course of our analysis of uncollectible amounts.

We generally warrant that our services will be performed in accordance with the criteria agreed upon in a statement of work, which we generally execute with each applicable customer prior to commencing work. Should these services not be performed in accordance with the agreed upon criteria, we typically provide remediation services until such time as the criteria are met. Management must use judgments and make estimates of service remediation reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for service remediation reserves, we analyze historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of our revenues if, for any period, actual remediation claims differ from management’s judgments or estimates. The service remediation reserve balance, which is netted against accounts receivable on our consolidated balance sheets, was approximately $399,000 and $225,000 at December 31, 2008 and December 31, 2007, respectively.

Stock-Based Compensation

Effective January 1, 2006, we began recording stock-based compensation expense associated with stock options and other forms of equity compensation in accordance with FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107 (SAB 107), as amended by SEC Staff Accounting Bulletin No. 110 (SAB 110). SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. Refer to Note 8 — Stock-Based Compensation in our

Notes to our Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of our adoption of SFAS 123R.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provision for income taxes. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our consolidated balance sheets. Our deferred tax assets consist primarily of net operating loss carry forwards. We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be recognized. With the exception of the net deferred tax assets of one of our foreign subsidiaries, we maintained a full valuation allowance against our net deferred tax assets at December 31, 2008. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. We also use estimates in determining income tax positions under Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment and is subject to audit by tax authorities in the ordinary course of business.

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

Investments

We consider all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of December 31, 2008 and 2007 consisted of money market funds and corporate notes and obligations. We determine the appropriate classification of investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. As of December 31, 2008 and 2007, all investment securities except for auction rate securities are designated as “available for sale.” We consider all investments that are available for sale that have a maturity date longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which we do not have a positive intent to hold to maturity. These securities are carried at estimated fair value based on quoted market prices or observable and unobservable inputs, with the unrealized gains (losses) reported as a separate component of stockholders’ equity, which was the case for our corporate notes and obligations. We periodically review the realizable value of our investments in marketable securities. When assessing marketable securities for other than temporary declines in value, we consider such factors as the length of time and extent to which fair value has been less than the cost basis, the market outlook in general and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If an other than temporary impairment of the investments is deemed to exist, as was the case with our auction rate securities, the carrying value of the investment would be written down to its estimated fair value and the other than temporary impairment recorded to interest and other income, net on the consolidated statement of operations. We recorded an other than temporary impairment of $0.8 million related to our auction rate securities at December 31, 2008. All of the auction rate securities carry AAA credit ratings from one or more of the major credit rating agencies. These investments are education municipal securities substantially collateralized by the U.S. Department of Education Federal Family Education Loan program guarantee. None of the auction rate securities held by us are mortgage-backed debt obligations. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. Recent failed auctions resulted in a lack of liquidity in the securities, but are not an indication of an increased credit risk or a reduction in the underlying collateral. We will not be able to liquidate any of the remaining auction rate securities until a future auction is successful, a buyer is found outside of the auction process, the notes are redeemed, or the securities are sold back to the financial institutions. These investments are on deposit with major financial institutions. We will continue to evaluate the fair value of our investments in auction rate securities for additional other-than-temporary impairments if further declines in fair value occur, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Staff Accounting Bulletin Topic 5, “Miscellaneous Accounting” and Financial Accounting Standards Board Staff Position SFAS 115-1 and 124- 1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

Valuation of Investments and Put Option

Our corporate notes and obligations were valued using a pricing matrix from a reputable pricing service in order to calculate the amortized cost of the security (Level 2). We validate the estimated fair value received from the reputable pricing service on a quarterly basis.

Our auction rate securities are unable to be valued in this manner for the following reasons. Since early 2008, the auction process used to determine the interest rates for the auction rate securities has failed due to a lack of sufficient buyers in the market. As a result, investors have recently received the stated maximum interest rate, which is determined based on the applicable average 91-day U.S. Treasury rate plus a 1.20% premium according to provisions outlined in each security’s agreement. The stated maximum interest rate was determined to be below current market rates for publicly traded debt similar to the auction rate securities.

For the purposes of our valuation, the maximum interest rates for the auction rate securities were expected to remain below market for approximately 3.5 years. The estimated time to liquidity of 3.5 years was based on (i) expectations from industry brokers for liquidity in the market and (ii) the period over which financial institutions and other broker-dealers have agreed to redeem certain auction rate securities at par value. Given the expiration period associated with the put option rights and the expectation of a more liquid auction rate securities market in approximately 3.5 years, we forecasted the below-market interest payments received by the security holder over the approximate 3.5 years following the valuation date utilizing the income approach.

Since the auction rate securities were illiquid and, as of the valuation date brokers believed that these securities could not be sold at par value until the mid-2012 timeframe (approximately 3.5 years following the valuation date, as described above), it was necessary to apply an adjustment for lack of liquidity to the value obtained from the income approach. For the purpose of this analysis, we utilized a put option model to calculate an applicable adjustment for lack of liquidity and applied this adjustment to the estimated fair value calculated from the income approach.

We hold auction rate securities at two large financial institutions. We recorded an other than temporary impairment on the auction rate securities being held at one financial institution given the length of time the fair value has been less than the cost basis and our inability to recover the par value in the near term. We recorded an other than temporary impairment and a partially offsetting put option gain on the auction rate securities being held at the other financial institution due to the agreement we have to sell our auction rate securities back to the financial institution at par value at a later date as discussed below.

In connection with the auction rate securities, in October 2008, one financial institution where we hold auction rate securities issued certain put option rights to us, which entitle us to sell our auction rate securities to the financial institution for a price equal to the par value plus any accrued and unpaid interest. These rights to sell the securities are exercisable at any time during the period June 30, 2010 to July 2, 2012, after which the rights will expire.

The financial institution granted us the option to receive a “no net cost loan” of up to 75% of the market value (as determined by the financial institution) of the auction rate securities. This loan would be structured such that our interest payments to the financial institution would be equivalent to the interest received from the auction rate securities. These options are designed to create liquidity for the auction rate securities and, for the purpose of this analysis, we have assumed that a market participant would exercise the put option as soon as possible, on or around June 30, 2010, and exercise the no net cost loan option immediately.

The value associated with the put option and no net cost loan option lies in (i) the ability to receive 75% of the market value now and then sell the securities in approximately 1.5 years to receive the remaining portion of the par value, thereby creating liquidity before the auction rate security market is expected to become liquid and (ii) the avoidance of receiving a below-market coupon rate while the security is illiquid and auctions are failing. Given these two factors, we valued the auction rate securities both (i) on a standalone basis (absent any put rights) and (ii) assuming we exercise the put option approximately 1.5 years from the valuation date. The fair value of the put option represents the difference between these two values, since the put option allows for the acceleration of liquidity and the avoidance of a below-market coupon rate over the two-year time period.

Based on the valuation on our auction rate securities, we recorded an other-than-temporary impairment of $0.8 million at December 31, 2008 along with a corresponding put option gain of $0.5 million for the future fair value to be received. Our auction rate securities were recorded as long-term investments and the asset associated with the put option was recorded as deposits and other assets on the consolidated balance sheet as of December 31, 2008.

Recent Accounting Pronouncements

See Note 1 of our Notes to Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2008 and 2007

Revenues, Cost of Revenues and Gross Profit

The table below sets forth the changes in revenue, cost of revenue and gross profit from 2008 to 2007 (in thousands, except percentage data):

						Percentage
	Year Ended	Percentage of	Year Ended	Percentage of	Year to Year	Change
	December 31,	Total	December 31,	Total	Increase	Year Over
	2008	Revenues	2007	Revenues	(Decrease)	Year

Revenues:
Recurring	$40,546	38%	$23,907	24%	$16,639	70%
Services	49,535	46%	49,125	49%	410	1%
License	17,100	16%	28,025	28%	(10,925)	(39)%

Total revenues	$107,181	100%	$101,057	100%	$6,124	6%

						Percentage
	Year Ended	Percentage of	Year Ended	Percentage of	Year to Year	Change
	December 31,	Related	December 31,	Related	Increase	Year Over
	2008	Revenues	2007	Revenues	(Decrease)	Year

Cost of revenues:
Recurring	$16,111	40%	$11,043	46%	$5,068	46%
Services	44,613	90%	43,555	89%	1,058	2%
License	897	5%	884	3%	13	1%

Total cost of revenues	$61,621		$55,482		$6,139

Gross profit:
Recurring	$24,435	60%	$12,864	54%	$11,571	90%
Services	4,922	10%	5,570	11%	(648)	(12)%
License	16,203	95%	27,141	97%	(10,938)	(40)%

Total gross profit	$45,560	43%	$45,575	45%	$(15)	* %

*	Less than 1%

Revenues

Recurring Revenues.  Recurring revenues increased by $16.6 million, or 70%, in 2008 compared to 2007. The increase is primarily the result of an increase of $14.9 million in on-demand subscription revenues in 2008. This increase is attributable to the increase in the number of on-demand customers for which we recognized revenue in 2008 compared to 2007. Support revenues for maintenance services increased by $1.7 million in 2008 compared to 2007, which was a result of license sales to new customers and continued renewal of maintenance support by our existing customers.

Services Revenues.  Services revenues remained essentially flat in 2008 as compared to 2007, increasing by $0.4 million or 1%. Included in services revenues for 2008 were one-time fees aggregating approximately $1.2 million paid to us by two of our customers. These customers were acquired by another company, and as a result stated their intentions to terminate our services. Excluding these one-time fees, services revenues decreased in 2008 as compared to 2007. The decrease was due to a number of factors, including deferrals of services and other revenues as a result of project delays and the completion of a number of projects during 2008 that were not immediately replaced. Over time, we expect services revenue to decline as a percentage of overall revenues as a result of our focus on our on-demand business, as on-demand implementations are generally shorter compared to on premise implementations.

License Revenues.  License revenues decreased $10.9 million, or 39%, in 2008 compared to 2007. The decrease was attributable to the shift of our primary business focus from the sale of perpetual licenses for our products to the provision of our software as a service through our on-demand offering. Our average license revenue per transaction for 2008 was $0.6 million compared to $0.7 million in 2007. We had three transactions in 2008 with a license value over $1.0 million compared to eight such transactions in 2007. We expect our license revenues to continue to fluctuate from quarter to quarter in the near term since we generally complete a relatively small number of transactions in a quarter and the revenue on those software license sales can vary widely. Over time we expect license revenues to comprise a smaller percentage of total revenues as we continue to shift our emphasis towards our SaaS business model.

Cost of Revenues and Gross Margin

Cost of Recurring Revenues.  Cost of recurring revenues increased by $5.1 million or 46% in 2008 compared to 2007. The increase was due to the investment we made to grow our on-demand business as well as the increase in related recurring revenues discussed above. As a percentage of related revenues, cost of recurring revenues improved to 40% in 2008 compared to 46% in 2007. This improvement is primarily attributable to economies of scale achieved as a result of the increase in the number of on-demand customers for which we recognized revenue during 2008 as discussed above.

Cost of Services Revenues.  Cost of services revenues increased by $1.1 million or 2% in 2008 compared to 2007. The increase was attributable to a loss on contract of $1.6 million related to a customer dispute and acquisition-related amortization costs of $1.4 million, partially offset by a decrease in subcontractor costs.

Cost of License Revenues.  Cost of license revenues increased by $13,000 or 1% in 2008 compared to 2007. The increase was primarily the result of amortization expense for additional purchases of intangible assets comprised of third-party software licenses used in our products.

Gross Margin.  Our overall gross margin decreased to 43% in 2008 from 45% in 2007. The decrease in our gross margin is primarily attributable to the shift in revenue mix away from higher margin license revenues, which represented 16% of our total revenues in 2008 compared to 28% in 2007. The effect of the revenue mix shift was partially offset by the improvement in our gross margin for recurring revenues. Recurring gross margin improved from 54% in 2007 to 60% in 2008 as we continued to achieve operational scale in our on-demand business. Services gross margin decreased from 11% in 2007 to 10% in 2008 as a result of the loss related to a customer dispute, acquisition-related amortization costs and the increase in stock-based compensation. License gross margin decreased from 97% in 2007 to 95% in 2008 due to increased amortization expense from additional purchases of intangible assets. In the future, we expect our gross margins to fluctuate depending primarily on the mix of recurring and services revenues versus license revenues.

Operating Expenses

The table below sets forth the changes in operating expenses from 2008 to 2007 (in thousands, except percentage data):

						Percentage
	Year Ended	Percentage of	Year Ended	Percentage of	Year to Year	Change
	December 31,	Total	December 31,	Total	Increase	Year Over
	2008	Revenues	2007	Revenues	(Decrease)	Year

Operating expenses:
Sales and marketing	$29,456	27%	$30,806	30%	$(1,350)	(4)%
Research and development	14,597	14%	15,563	15%	(966)	(6)%
General and administrative	14,237	13%	13,991	14%	246	2%
Restructuring	1,641	2%	1,458	1%	183	13%

Total operating expenses	$59,931	56%	$61,818	61%	$(1,887)	(3)%

Sales and Marketing.  Sales and marketing expenses decreased $1.3 million, or 4%, for 2008 compared to 2007. The decrease was primarily attributable to decreases in personnel costs of $1.7 million due to reductions in headcount and a decrease in commission payments resulting from decreased license sales. The decrease was also driven by a decrease in advertising expenses of $0.1 million. The decrease was partially offset by an increase in acquisition-related amortization costs of $0.5 million and an increase in stock-based compensation as discussed below. The reduction in commission expense is, in part, reflective of the shift our business focus to our on-demand offering and away from the license model. Commission expenses associated with on-demand arrangements are deferred and then amortized over the non-cancelable term of the contract as the related revenue is recognized; whereas commission expenses related to license sales are incurred in the period the transaction occurs. We expect sales and marketing expenses to decrease in 2009 as a result of our cost savings action.

Research and Development.  Research and development expenses decreased $1.0 million, or 6%, for 2008 compared to 2007. The decrease was primarily due to decreases in personnel costs of $1.7 million resulting from headcount reductions, partially offset by an increase in professional fees of $0.7 million for costs related to our new offshore resource center. The offshore resource center has helped us reduce overall engineering costs, and the cost to headcount ratio for an onshore engineer versus an offshore engineer is 3 to 1. As such, we have been able to maintain the same level of engineering support and development while controlling our costs. The decrease was also partially offset by an increase in stock-based compensation as discussed below. We expect our research and development expense to increase slightly in 2009 as we continue to invest in product development.

General and Administrative.  General and administrative expenses increased $0.2 million, or 2%, for 2008 compared to 2007. The increase was primarily due to an increase in bad debt expense related to one of our customers that recently filed for bankruptcy. The increase also included an increase in stock-based compensation as discussed below. We expect to maintain general and administrative expenses in 2009 consistent with 2008 levels as we continue our regular operations.

Restructuring.  Restructuring charges increased $0.2 million, or 13%, for 2008 compared to 2007. We recorded restructuring charges of $1.2 million in the fourth quarter of 2008 and $0.4 million in the first quarter of 2008 in connection with severance and termination-related costs, most of which were severance-related cash expenditures. This 2008 cost savings program was substantially completed in the fourth quarter of 2008 and will be fully completed in the early part of 2009. As of December 31, 2008, accrued restructuring charges were $0.8 million.

Stock-Based Compensation

The following table sets forth a summary of our stock-based compensation expenses for 2008 and 2007 (in thousands, except percentage data).

				Percentage
	Year Ended	Year Ended		Change
	December 31,	December 31,	Year to Year	Year Over
	2008	2007	Increase	Year

Stock-based compensation:
Cost of recurring revenues	$692	$250	$442	177%
Cost of services revenues	1,263	838	425	51%
Sales and marketing	1,861	1,162	699	60%
Research and development	1,169	995	174	17%
General and administrative	2,711	1,709	1,002	59%

Total stock-based compensation	$7,696	$4,954	$2,742	55%

Total stock-based compensation expenses increased $2.7 million or 55% for 2008 compared to 2007. The overall increase was primarily attributable to restricted stock units vesting for the full 2008 year versus one quarter in 2007 and newly granted stock options and restricted stock units for current employees and employees acquired as part of the Compensation Technologies acquisition. See Note 8 — Stock-based Compensation for additional discussion.

Other Items

The table below sets forth the changes in other items from 2008 to 2007 (in thousands, except percentage data):

				Percentage
	Year Ended	Year Ended	Year to Year	Change
	December 31,	December 31,	Increase	Year Over
	2008	2007	(Decrease)	Year

Interest and other income, net	$702	$2,772	$(2,070)	(75)%

Provision (benefit) for income taxes	$161	$(330)	$491	(149)%

Interest and Other Income, Net

Interest and other income, net decreased $2.1 million or 75% for 2008 compared to 2007. The decrease was primarily attributable to the $1.5 million decrease in interest income generated on our investments as a result of a lower average investments balance in 2008 compared to 2007 and lower interest rates in 2008 compared to 2007. The decrease also included the other than temporary impairment of $0.8 million recorded on our auction rate securities, partially offset by the corresponding put option gain of $0.5 million and a $0.3 million increase in loss on foreign currency transactions as a result of a stronger US dollar.

Provision (Benefit) for Income Taxes

Provision for income taxes was $0.2 million for 2008, while we had a benefit from income taxes of $0.3 million for 2007. The provision in 2008 was primarily the result of $0.4 million in foreign withholding taxes partially offset by a $0.2 million refund of research and development and alternative minimum tax credits, which we elected to accelerate in lieu of bonus depreciation, in accordance with the Housing and Economic Recovery Act of 2008. Under this act, corporations eligible for 50% bonus depreciation on property placed in service during the period April 1 through December 31, 2008 may elect to claim a special refundable credit amount in lieu of bonus depreciation. In making the election, we will receive a cash benefit from the current utilization of carry forward credits, in exchange for deferring deductions until future years otherwise generated by bonus depreciation. See Note 10 — Income Taxes for further discussion.

Comparison of the Years Ended December 31, 2007 and 2006

Revenues, cost of revenues and gross profit

The table below sets forth the changes in revenue, cost of revenue and gross profit from 2007 to 2006 (in thousands, except percentage data):

						Percentage
	Year Ended	Percentage of	Year Ended	Percentage of		Change
	December 31,	Total	December 31,	Total	Year to Year	Year Over
	2007	Revenues	2006	Revenues	Increase	Year

Revenues:
Recurring	$23,907	24%	$18,006	24%	$5,901	33%
Services	49,125	49%	30,329	40%	18,796	62%
License	28,025	28%	27,773	36%	252	1%

Total revenues	$101,057	100%	$76,108	100%	$24,949	33%

						Percentage
	Year Ended	Percentage of	Year Ended	Percentage of	Year to Year	Change
	December 31,	Related	December 31,	Related	Increase	Year Over
	2007	Revenues	2006	Revenues	(Decrease)	Year

Cost of revenues:
Recurring	$11,043	46%	$6,253	35%	$4,790	77%
Services	43,555	89%	28,541	94%	15,014	53%
License	884	3%	546	2%	338	62%

Total cost of revenues	$55,482		$35,340		$20,142

Gross profit:
Recurring	$12,864	54%	$11,753	65%	$1,111	9%
Services	5,570	11%	1,788	6%	3,782	212%
License	27,141	97%	27,227	98%	(86)	* %

Total gross profit	$45,575	45%	$40,768	54%	$4,807	12%

*	Less than 1%

Revenues

Recurring Revenues.  Recurring revenues increased by $5.9 million or 33% in 2007 compared to 2006. The increase is primarily the result of an increase of $3.8 million in on-demand subscription revenues in 2007. This increase reflected the increase in the number of on-demand transactions closed in 2007 as compared to 2006. Support revenues for maintenance services increased by $2.1 million in 2007 compared to 2006, which was a result of license sales to new customers and continued renewal of maintenance support by our existing customers.

Services Revenues.  Services revenues increased by $18.8 million or 62% in 2007 compared to 2006. The increase was due to the increase in the number of engagements for configuration and implementation services associated with new on-demand subscriptions and new customer licenses.

License Revenues.  License revenues increased $0.3 million or 1% in 2007. The increase was primarily due to a higher average license revenue per transaction of $0.7 million in 2007 compared to $0.6 million in 2006. We had eight transactions in 2007 with a license value over $1.0 million compared to nine such transactions in 2006.

Cost of Revenues and Gross Margin

Cost of Recurring Revenues.  Cost of recurring revenues increased by $4.8 million or 77% in 2007. The increase was due to the investment we made to grow our on-demand business as well as the increase in related recurring revenues discussed above.

Cost of Services Revenues.  Cost of services revenues increased by $15.0 million or 53% in 2007. The increase was due to the increase in related services revenues as discussed above and increases in personnel related costs.

Cost of License Revenues.  Cost of license revenues increased by $0.3 million or 62% in 2007. The increase was primarily the result of a higher average license revenue per transaction as discussed above as well as royalty payments on our products.

Gross Margin.  Our overall gross margin decreased to 45% in 2007 from 54% in 2006. The decrease in our gross margin is primarily attributable to the investment we made to grow our on-demand business as discussed above and the shift in revenue mix to lower margin services revenues, which represented 49% of our total revenues in 2007 compared to 40% in 2006.

Operating Expenses

The table below sets forth the changes in operating expenses from 2007 to 2006 (in thousands, except percentage data):

						Percentage
	Year Ended	Percentage of	Year Ended	Percentage of		Change
	December 31,	Total	December 31,	Total	Year to Year	Year Over
	2007	Revenues	2006	Revenues	Increase	Year

Operating expenses:
Sales and marketing	$30,806	30%	$25,463	33%	$5,343	21%
Research and development	15,563	15%	14,558	19%	1,005	7%
General and administrative	13,991	14%	12,367	16%	1,624	13%
Restructuring	1,458	1%	—	—%	1,458	100%

Total operating expenses	$61,818	61%	$52,388	69%	$9,430	18%

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

Restructuring.  During the fourth quarter of 2007 we undertook a restructuring plan that reduced our workforce by approximately 8%. We recorded restructuring charges of $1.5 million in connection with severance and termination-related costs, most of which were severance-related cash expenditures. That cost savings program was completed in the first quarter of 2008.

Stock-Based Compensation

The following table sets forth a summary of our stock-based compensation expenses for 2007 and 2006 (in thousands, except percentage data).

				Percentage
	Year Ended	Year Ended	Year to Year	Change
	December 31,	December 31,	Increase	Year Over
	2007	2006	(Decrease)	Year

Stock-based compensation:
Cost of recurring revenues	$250	$193	$57	30%
Cost of services revenues	838	832	6	1%
Sales and marketing	1,162	1,045	117	11%
Research and development	995	917	78	9%
General and administrative	1,709	1,766	(57)	(3)%

Total stock-based compensation	$4,954	$4,753	$201	4%

Total stock-based compensation expenses increased $0.2 million or 4% for 2007 compared to 2006. See Note 8 — Stock-based Compensation for additional discussion.

Other Items

The table below sets forth the changes in other items from 2007 to 2006 (in thousands, except percentage data):

				Percentage
	Year Ended	Year Ended	Year to Year	Change
	December 31,	December 31,	Increase	Year Over
	2007	2006	(Decrease)	Year

Interest and other income, net	$2,772	$2,709	$63	2%

Benefit for income taxes	$(330)	$(62)	$(268)	432%

Cumulative effect of a change in accounting principle	$—	$128	$(128)	(100)%

Interest and Other Income, Net

Interest and other income, net increased $63,000 or 2% for 2007 compared to 2006. The increase was primarily attributable to the increase in interest income generated on our investments as a result of higher interest rates in 2007 compared to 2006.

Benefit for income taxes

Benefit for income taxes was $0.3 million for 2007 and $62,000 for 2006. The benefit arose as a result of the release of the valuation allowance on the net deferred tax assets of one of the Company’s foreign subsidiaries, based on the analysis of profitability for that subsidiary. With the exception of the net deferred tax assets of one of our foreign subsidiaries, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized. See Note 10 — Income Taxes for further discussion.

Cumulative Effect of a Change in Accounting Principle

Cumulative effect of a change in accounting principle was $0 for 2007 and $128,000 for 2006, which resulted from the change in accounting principle from APB No. 25 to SFAS 123R. The cumulative effect of a change in accounting principle resulted from the requirement of SFAS 123R to reduce the amount of stock-based compensation expense by an estimated forfeiture rate or, in other words, the estimated number of shares that are not expected to vest as a result of an employee terminating prior to becoming fully vested in an award. Prior to the adoption of SFAS 123R, we did not reduce stock-based compensation expense based on an estimated forfeiture rate but rather recorded an adjustment to stock-based compensation as actual forfeitures occurred. The cumulative effect of a change in accounting principle is generally one time in nature and not expected to occur as part of our normal business on a regular basis. See Note 8 — Stock-based Compensation for further discussion.

Liquidity and Capital Resources

As of December 31, 2008, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $36.8 million and accounts receivable of $22.7 million.

Net Cash Used in / Provided by Operating Activities.  Net cash provided by operating activities was $6.2 million in 2008 compared with net cash used in operating activities of $3.1 million and $12.3 million in 2007 and 2006, respectively. The significant cash receipts and outlays for the three periods are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Cash collections	$109,892	$105,551	$67,480
Payroll related costs	(67,078)	(64,156)	(53,498)
Professional services	(19,039)	(23,533)	(10,671)
Employee expense reports	(8,153)	(9,014)	(8,125)
Facilities related costs	(5,470)	(5,507)	(3,955)
Third-party royalty payments	(763)	(881)	(543)
Restructuring payments	(1,498)	(483)	—
Other	(1,741)	(5,104)	(2,982)

Net cash (used in) provided by operating activities	$6,150	$(3,127)	$(12,294)

Net cash provided by operating activities in 2008 increased by $9.3 million compared to 2007. The increase was due to a $4.5 million decrease in professional services due to the decreased use of outside contractors in our services organization, a $4.3 million increase in cash collections resulting from the increase in revenue and the timing of accounts receivable collections, and a $4.4 million decrease in employee expense reports and other costs, partially offset by a $2.9 million increase in payroll related costs due to an increase in headcount and a $1.0 million increase in restructuring payments.

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

Net Cash Used in/Provided by Investing Activities.  Net cash provided by investing activities was $10.7 million in 2008 compared with $8.2 million in 2007 and net cash used of $2.6 million in 2006. Net cash provided by investing activities during 2008 was primarily due to proceeds from the maturities and sale of investments of $36.8 million, partially offset by purchases of investments of $13.9 million, payments for the CT acquisition of $9.4 million, purchases of property and equipment of $2.4 million and purchases of intangible assets of $0.4 million. Net cash provided by investing activities during 2007 was primarily due to proceeds from the maturities and sale of investments of $59.4 million and change in restricted cash of $0.1 million, partially offset by purchases of investments of $46.7 million, purchases of property and equipment of $2.7 million and purchases of intangible assets of $1.9 million. Net cash used in investing activities during 2006 was primarily due to purchases of investments of $62.0 million and purchases of property and equipment of $2.0 million, partially offset by proceeds from maturities and sale of investments of $61.3 million and change in restricted cash of $0.1 million.

Net Cash Used in/Provided by Financing Activities.  Net cash used in financing activities was $3.3 million in 2008 compared with net cash provided by financing activities of $4.7 million in 2007 and $3.1 million in 2006. In 2008, net cash used in financing activities was due to repurchases of stock of $7.9 million and cash used to net share settle equity awards of $0.2 million, partially offset by net cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $4.8 million. In 2007, net cash received from the exercise of stock options and shares purchased under our employee stock purchase plan was $4.7 million. In 2006, net cash received from the exercise of stock options and shares purchased under our employee stock purchase plan was $3.1 million.

Auction Rate Securities

See Investments under Application of Critical Accounting Policies and Use of Estimates and Note 5 — Investments of our Notes to Consolidated Financial Statements for information regarding our auction rate securities.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations (in thousands) at December 31, 2008. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the following table. In addition, we have unconditional purchase commitments for goods and services where payments are based, in part, on volume or type of services we require. In those cases, we only included the minimum volume or purchase commitment in the table below.

	Payments Due by Period
							2014 and
Contractual Obligations	Total	2009	2010	2011	2012	2013	Beyond

Operating lease commitments	$6,139	$2,641	$1,972	$829	$156	$161	$380

Unconditional purchase commitments	$3,870	$2,758	$870	$142	$100	$—	$—

For our New York, New York and San Jose, California offices, we have two certificates of deposit totaling approximately $434,000, as of December 31, 2008 and 2007 pledged as collateral to secure letters of credit required by our landlords for security deposits.

Our future capital requirements will depend on many factors, including revenues we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, market acceptance of our on-demand service offering, our ability to offer on-demand service on a consistently profitable basis and the continuing market acceptance of our other products. However, based on our current business plan and revenue projections, we believe our existing cash and investment balances will be sufficient to meet our anticipated cash requirements as well as the contractual obligations listed above for the next twelve months.

Off-Balance Sheet Arrangements

With the exception of the above contractual cash obligations, we have no material off-balance sheet arrangements that have not been recorded in our consolidated financial statements.

Related Party Transactions

For information regarding related party transactions, see Note 14 of Notes to Consolidated Financial Statements and Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence included in this Annual Report on Form 10-K and incorporated by reference here.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk.  Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is also a result of fluctuations in interest rates and foreign exchange rates. See Investments under Application of Critical Accounting Policies and Use of Estimates and Note 5 — Investments of our Notes to Consolidated Financial Statements for information regarding our auction rate securities.

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

Financial instruments that potentially subject us to market risk are short-term investments, long-term investments, repurchase agreements and trade receivables. We mitigate market risk by monitoring ratings, credit spreads and potential downgrades for all bank counterparties on at least a quarterly basis. Based on our on-going assessment of counterparty risk, we will adjust our exposure to various counterparties.

Interest Rate Risk.  We invest our cash in a variety of financial instruments, consisting primarily of investments in money market accounts, high quality corporate debt obligations, United States government obligations and auction rate securities.

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At December 31, 2008, the average maturity of our investments was approximately one month, and all investment securities other than auction rate securities had maturities of less than 12 months. The following table presents certain information about our financial instruments except for auction rate securities at December 31, 2008 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity		Total
	1 Year	More Than	Principal	Total
	or Less	1 Year	Amount	Fair Value

Available-for-sale securities	$28,647	$—	$28,647	$28,657
Weighted average interest rate	0.53%	—%

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of December 31, 2008, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to market risk related to debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest rate market risk.

Foreign Currency Exchange Risk.  Our revenues and our expenses, except those related to our United Kingdom, Germany, Canada and Australia operations, are generally denominated in United States dollars. For 2008, approximately 13% of our total revenue was denominated in foreign currency. Our exchange risks and foreign exchange losses have been minimal to date. We expect to continue to transact a majority of our business in United States dollars.

Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency transactions. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

As of December 31, 2008, we had no foreign currency forward exchange contracts.

We had no unrealized gains and losses related to forward exchange contracts for 2008. We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments in the immediate future. However, we cannot provide any assurance that our foreign exchange rate contract investment strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally, we hedge only a portion of our foreign currency exchange exposure. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

(b)  Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III of Form 10-K is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our annual meeting of stockholders, currently scheduled for June 2, 2009, and the information included in the proxy statement shall be incorporated herein by reference when it is filed with the Securities and Exchange Commission.

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

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of January 14, 2008 by and among Compensation Technologies LLC, Callidus Software, Inc., CMS Merger Sub LLC, Robert Conti, Gary Tubridy and David Cichelli and Robert Conti, as Member Representative (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on January 14, 2008)
2.2	Agreement and Plan of Merger dated as of January 14, 2008 by and among Compensation Management Services LLC, Callidus Software, Inc., CMS Merger Sub LLC, Robert Conti, Gary Tubridy and David Cichelli and Robert Conti, as Member Representative (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Commission on January 14, 2008)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed with the Commission on March 27, 2006)
4.1	Certificate of Designations (incorporated by reference from Exhibit A to Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
4.3	Stockholders Rights Agreement dated September 2, 2004 (incorporated by reference herein from Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
4.4	Amendment to Stockholders Rights Agreement dated September 28, 2004 (incorporated by reference herein from Exhibit 10.27.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)
10.1	Lease Agreement between W9/PHC II San Jose, L.L.C. and Callidus Software Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.2	1997 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.3	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed with the Commission on May 15, 2006)
10.4	Form of Stock Option Agreement (incorporated by reference herein from Exhibit 10.7.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)
10.5	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 27, 2006)
10.6	Form of Restricted Stock Unit Agreement
10.7	Form of Executive Change of Control Agreement
10.8	Form of Director Change of Control Agreement - Full Single-Trigger (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed with the Commission on August 14, 2006)
10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.10	Form of Offer Letter for Executive Officers
10.11	Employment Agreement with Ronald J. Fior dated August 30, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.12	Form of Performance-Based Stock Option Agreement for stock options granted to Mr. Ronald J. Fior on September 1, 2004 (incorporated by reference herein from Exhibit 10.28 to the Company’s Form 8-K filed with the Commission on September 3, 2004)

Exhibit
Number	Description

10.13	Form of Executive Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K filed with the Commission on January 29, 2008)
10.14	Offer of Employment for Robert Conti (incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K filed with the Commission on January 14, 2008)
10.15	Resignation Letter Between Callidus Software Inc. and Robert H. Youngjohns (incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K filed with the Commission on November 20, 2007)
10.16	Non-Qualified Stock Option Agreement with Robert H. Youngjohns (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-Q filed with the Commission on August 11, 2005)
10.17	Stipulation of Settlement (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed with the Commission on August 14, 2006)
10.18	Restricted Stock Agreement with Michael L. Graves (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q filed with the Commission on August 1, 2007)
10.19	Amendment dated November 30, 2007 to Offer Letter Between Callidus Software Inc. and Leslie J. Stretch (incorporated by reference to Exhibit 10.26 to the Company’s Form 8-K filed with the Commission on November 20, 2007)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	302 Certifications
32.1	906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 12, 2009.

CALLIDUS SOFTWARE INC.

By:	/s/ RONALD J. FIOR
Ronald J. Fior,
Chief Financial Officer,
Senior Vice President, Finance and Operations

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ LESLIE J. STRETCH Leslie J. Stretch	Chief Executive Officer, President and Director (Principal Executive Officer)	March 12, 2009

/s/ RONALD J. FIOR Ronald J. Fior	Chief Financial Officer and Senior Vice President, Finance and Operations (Principal Accounting Officer)	March 12, 2009

/s/ CHARLES M. BOESENBERG Charles M. Boesenberg	Chairman	March 12, 2009

/s/ WILLIAM B. BINCH William B. Binch	Lead Independent Director	March 12, 2009

/s/ MICHAEL A. BRAUN Michael A. Braun	Director	March 12, 2009

/s/ GEORGE B. JAMES George B. James	Director	March 12, 2009

/s/ DAVID B. PRATT David B. Pratt	Director	March 12, 2009

/s/ MICHELE VION Michele Vion	Director	March 12, 2009

/s/ ROBERT H. YOUNGJOHNS Robert H. Youngjohns	Director	March 12, 2009

CALLIDUS SOFTWARE INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Callidus Software Inc.

We have audited the accompanying consolidated balance sheets of Callidus Software Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Callidus Software Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Callidus Software Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callidus Software Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Callidus Software Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 10 and 8 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes in fiscal 2007 and its method of accounting for share-based compensation in 2006, resulting from the adoption of new accounting pronouncements.

/s/  KPMG LLP

Mountain View, California
March 12, 2009

CALLIDUS SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(In thousands, except per
	share amount)

ASSETS
Current assets:
Cash and cash equivalents	$35,390	$21,813
Short-term investments	1,455	28,824
Accounts receivable, net of allowances of $949 in 2008 and $379 in 2007	22,710	23,575
Deferred income taxes	360	423
Prepaid and other current assets	4,217	4,038

Total current assets	64,132	78,673
Long-term investments	3,828	—
Property and equipment, net	4,890	4,438
Goodwill	5,655	—
Intangible assets, net	3,208	2,333
Deferred income taxes, noncurrent	811	90
Deposits and other assets	1,355	1,913

Total assets	$83,879	$87,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,447	$2,901
Accrued payroll and related expenses	7,128	7,326
Accrued expenses	5,027	4,225
Deferred income taxes	816	—
Deferred revenue	21,881	15,831

Total current liabilities	37,299	30,283
Long-term deferred revenue	1,202	2,326
Other liabilities	1,412	1,089

Total liabilities	39,913	33,698

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 29,240 and 29,704 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	29	30
Additional paid-in capital	207,493	203,110
Accumulated other comprehensive income	121	456
Accumulated deficit	(163,677)	(149,847)

Total stockholders’ equity	43,966	53,749

Total liabilities and stockholders’ equity	$83,879	$87,447

See accompanying Notes to Consolidated Financial Statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues:
Recurring	$40,546	$23,907	$18,006
Services	49,535	49,125	30,329
License	17,100	28,025	27,773

Total revenues	107,181	101,057	76,108
Cost of revenues:
Recurring	16,111	11,043	6,253
Services	44,613	43,555	28,541
License	897	884	546

Total cost of revenues	61,621	55,482	35,340

Gross profit	45,560	45,575	40,768

Operating expenses:
Sales and marketing	29,456	30,806	25,463
Research and development	14,597	15,563	14,558
General and administrative	14,237	13,991	12,367
Restructuring	1,641	1,458	—

Total operating expenses	59,931	61,818	52,388

Operating loss	(14,371)	(16,243)	(11,620)
Interest and other income, net	702	2,772	2,709

Loss before provision (benefit) for income taxes	(13,669)	(13,471)	(8,911)
Provision (benefit) for income taxes	161	(330)	(62)

Loss before cumulative effect of a change in accounting principle	(13,830)	(13,141)	(8,849)

Cumulative effect of a change in accounting principle	—	—	128

Net loss	$(13,830)	$(13,141)	$(8,721)

Net loss per share — basic and diluted
Loss before cumulative effect of a change in accounting principle	$(0.46)	$(0.45)	$(0.32)
Cumulative effect of a change in accounting principle	—	—	0.01

Net loss per share	$(0.46)	$(0.45)	$(0.31)

Shares used in basic and diluted per share computation	29,913	29,068	27,690

See accompanying Notes to Consolidated Financial Statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Years Ended December 31, 2008, 2007 and 2006

					Accumulated
			Additional	Deferred	Other		Total
	Common Stock		Paid-in	Stock-Based	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity	Loss
	(In thousands, except per share data)

Balance as of December 31, 2005	26,854	$27	$186,232	$(445)	$171	$(127,834)	$58,151
Exercise of stock options under stock incentive plans	741	1	1,097	—	—	—	1,098
Issuance of common stock under stock purchase plans	725	—	1,990	—	—	—	1,990
Issuance of common stock under exercise of warrants	34	—	—	—	—	—	—
Stock-based compensation	—	—	4,308	445	—	—	4,753
Unrealized gain on investments	—	—	—	—	54	—	54	$54
Cumulative translation adjustment	—	—	—	—	183	—	183	183
Cumulative effect of change in accounting principle	—	—	(128)	—	—	—	(128)
Net loss	—	—	—	—	—	(8,721)	(8,721)	(8,721)

Balance as of December 31, 2006	28,354	$28	$193,499	$—	$408	$(136,555)	$57,380	$(8,484)

Exercise of stock options under stock incentive plans	797	1	2,404	—	—	—	2,405
Issuance of common stock under stock purchase plans	506	1	2,253	—	—	—	2,254
Issuance of common stock under restricted stock plans	47	—	—	—	—	—	—
Stock-based compensation	—	—	4,954	—	—	—	4,954
Unrealized gain on investments	—	—	—	—	80	—	80	$80
Cumulative translation adjustment	—	—	—	—	(32)	—	(32)	(32)
Adoption of FIN 48	—	—	—	—	—	(151)	(151)
Net loss	—	—	—	—	—	(13,141)	(13,141)	(13,141)

Balance as of December 31, 2007	29,704	$30	$203,110	$—	$456	$(149,847)	$53,749	$(13,093)

Exercise of stock options under stock incentive plans	755	1	2,484	—	—	—	2,485
Issuance of common stock under stock purchase plans	532	—	2,320	—	—	—	2,320
Issuance of common stock under restricted stock plans, net of shares withheld for employee taxes	243	—	(207)	—	—	—	(207)
Stock-based compensation	—	—	7,704	—	—	—	7,704
Unrealized gain on investments	—	—	—	—	(31)	—	(31)	$(31)
Cumulative translation adjustment	—	—	—	—	(304)	—	(304)	(304)
Stock repurchases	(1,994)	(2)	(7,918)	—	—	—	(7,920)
Net loss	—	—	—	—	—	(13,830)	(13,830)	(13,830)

Balance as of December 31, 2008	29,240	$29	$207,493	$—	$121	$(163,677)	$43,966	$(14,165)

See accompanying Notes to Consolidated Financial Statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(13,830)	$(13,141)	$(8,721)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	2,511	1,915	1,873
Amortization of intangible assets	2,886	485	200
Provision for doubtful accounts and service remediation reserves	819	114	(81)
Stock-based compensation	7,696	4,954	4,753
Loss on disposal of property	25	2	16
Deferred income taxes	(4)	(513)	—
Net accretion on investments	(162)	(596)	(97)
Put option gain	(492)	—	—
Other than temporary impairment of investments	771	—	—
Cumulative effect of a change in accounting principle	—	—	(128)
Changes in operating assets and liabilities:
Accounts receivable	3,259	(573)	(11,743)
Prepaid and other current assets	35	254	(2,345)
Other assets	1,052	82	12
Accounts payable	(687)	666	122
Accrued payroll and related expenses	(99)	681	219
Accrued expenses	(2,413)	(283)	1,335
Deferred revenue	4,783	2,826	2,291

Net cash provided by (used in) operating activities	6,150	(3,127)	(12,294)

Cash flows from investing activities:
Purchases of investments	(13,919)	(46,730)	(61,983)
Proceeds from maturities and sale of investments	36,820	59,438	61,275
Purchases of property and equipment	(2,491)	(2,664)	(1,970)
Purchases of intangible assets	(361)	(1,942)	—
Acquisition, net of cash acquired	(9,386)	—	—
Change in restricted cash	—	136	122

Net cash provided by (used in) investing activities	10,663	8,238	(2,556)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	4,805	4,658	3,087
Repurchases of stock	(7,920)	—	—
Cash used to net share settle equity awards	(207)	—	—

Net cash (used in) provided by financing activities	(3,322)	4,658	3,087

Effect of exchange rates on cash and cash equivalents	86	(38)	140

Net increase (decrease) in cash and cash equivalents	13,577	9,731	(11,623)
Cash and cash equivalents at beginning of year	21,813	12,082	23,705

Cash and cash equivalents at end of year	$35,390	$21,813	$12,082

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$14	$12	$—

Non-cash activities:
Purchases of property and equipment not paid as of year-end	$405	$454	$945

Purchases of intangible assets not paid as of year-end	$—	$500	$—

Acquisition costs not paid as of year-end	$14	$—	$—

Deferred direct stock-based compensation costs	$8	$—	$—

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

Corrections of Immaterial Errors

During the quarter ended September 30, 2008, the Company determined that license revenue was overstated by $600,000 in the third quarter of fiscal 2007 as a result of revenue recognition criteria not being met for one transaction during that quarter. The delivery criterion was met in the third quarter of fiscal 2008.

The Company also determined that certain accrued expenses were understated by $88,000 during the three and twelve months ended December 31, 2007 as a result of a foreign currency transaction loss that should have been recorded.

These transactions have now been corrected in the accompanying financial statements for 2007 as set forth below (in thousands, except per share amounts).

	December 31, 2007
	As Previously
	Reported	Adjustments	As Revised

Balance Sheet:
Accrued expenses	$4,137	$88	$4,225
Deferred revenue	15,231	600	15,831
Total current liabilities	29,595	688	30,283
Total liabilities	33,010	688	33,698
Accumulated deficit	(149,159)	(688)	(149,847)
Total stockholders’ equity	54,437	(688)	53,749

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	As Previously
	Reported	Adjustments	As Revised

Statements of Operations:
License revenues	$28,625	$(600)	$28,025
Total revenues	101,657	(600)	101,057
Gross profit	46,175	(600)	45,575
Operating loss	(15,643)	(600)	(16,243)
Interest and other income, net	2,860	(88)	2,772
Loss before provision for income taxes	(12,783)	(688)	(13,471)
Net loss	(12,453)	(688)	(13,141)
Net loss per share — basic and diluted	(0.43)	(0.02)	(0.45)

The revisions have no impact on operating, investing, or financing cash flows. The Company does not believe these amounts are material to the reporting periods in which they should have been recorded.

Principles of Consolidation

The consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the Company), which include wholly-owned subsidiaries in Australia, Canada, Germany, Hong Kong and the United Kingdom. All intercompany transactions and balances have been eliminated in the consolidation.

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

Historically, a substantial portion of the Company’s revenues have been derived from sales of its products and services to customers in the financial and insurance industries. The recent substantial disruptions in these industries may result in these customers deferring or cancelling future planned expenditures on the Company’s products and services. The Company is also subject to fluctuations in sales for the TrueComp product, and its license revenues are typically dependant on a small volume of transactions. Continued macroeconomic weakness may keep potential customers from purchasing the Company’s products.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (SEC) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, the value of purchase consideration, reserves related to income taxes, valuation of level 3 investments, allowances for doubtful accounts and service remediation reserves, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairment charges, accrued liabilities and other contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates such estimates and assumptions on an ongoing basis using historical experience and other factors, including the

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current economic environment, for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and declines in IT spending by companies have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates. Changes in those estimates, if any, resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Cash and Cash Equivalents and Investments

The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of December 31, 2008 and 2007 consisted of money market funds and corporate notes and obligations. The Company determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2008 and 2007, all investment securities except for auction rate securities are designated as “available for sale.” The Company considers all investments that are available for sale that have a maturity date longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. The Company periodically reviews the realizable value of its investments in marketable securities. When assessing marketable securities for other than temporary declines in value, the Company considers such factors as the length of time and extent to which fair value has been less than the cost basis, the market outlook in general and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If an other than temporary impairment of the investments is deemed to exist, as was the case with the Company’s auction rate securities, the carrying value of the investment would be written down to its estimated fair value. See Note 5 — Investments for information regarding our auction rate securities.

Fair Value of Financial Instruments and Concentrations of Credit Risk

The fair value of the Company’s financial instruments, including cash and cash equivalents and short-term investments, accounts receivable and accounts payable, approximate their respective carrying value due to their short maturity. See Note 5 — Investments for discussion regarding the valuation of the Company’s auction rate securities. Financial instruments that potentially subject the Company to concentrations of credit risk are short-term investments, long-term investments and trade receivables. The Company mitigates concentration of risk by monitoring ratings, credit spreads and potential downgrades for all bank counterparties on at least a quarterly basis. Based on the Company’s on-going assessment of counterparty risk, the Company will adjust its exposure to various counterparties.

The Company’s customer base consists of businesses throughout North America, Europe and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of December 31, 2008, the Company had no customers comprising greater than 10% of net accounts receivable. As of December 31, 2007, the Company had one customer comprising 16% of net accounts receivable.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserve Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reduces gross trade accounts receivable with its allowance for doubtful accounts and service remediation reserve. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. The service remediation reserve is the Company’s best estimate of the probable amount of remediation services it will have to provide for ongoing professional service arrangements. To determine the adequacy of the service remediation reserve, the Company analyzes historical experience of actual remediation service claims as well as current information on remediation service requests. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses, while provisions for service remediation reduce services revenues.

Below is a summary of the changes in the Company’s reserve accounts for 2008, 2007 and 2006 (in thousands):

	Balance at	Provision,		Balance at
	Beginning of	Net of		End of
	Period	Recoveries	Write-Offs	Period

Allowance for doubtful accounts
Year ended December 31, 2006	$480	$(12)	$(5)	$463
Year ended December 31, 2007	463	130	(439)	154
Year ended December 31, 2008	154	645	(249)	550

	Balance at		Remediation	Balance at
	Beginning of		Service	End of
	Period	Provision	Claims	Period

Service remediation reserve
Year ended December 31, 2006	$310	$778	(847)	$241
Year ended December 31, 2007	241	1,200	(1,216)	225
Year ended December 31, 2008	225	1,770	(1,596)	399

The increase in allowance for doubtful accounts from 2007 to 2008 was primarily attributable to one customer that recently filed for bankruptcy, which resulted in approximately $223,000 of bad debt expense. The remaining increase was comprised of smaller amounts reserved in the normal course of our analysis of uncollectible amounts.

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

Restricted Cash

Included in prepaid and other current assets and deposits and other assets in the consolidated balance sheets at December 31, 2008 and 2007 is restricted cash of $434,000 related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in prepaid and other current assets and deposits and other assets based on the contractual term for the release of the restriction.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. In order to estimate the fair value of goodwill, the Company estimates future revenue, considers market factors and estimates its future cash flows. The Company evaluates goodwill for impairment by comparing the carrying amount of the asset group, including the associated goodwill, to its estimated undiscounted future cash flows. Intangible assets with finite lives are amortized over their estimated useful lives in accordance with SFAS 142. The Company’s intangible assets are amortized over their estimated useful lives of one to five years. Generally, amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed. Based on the Company’s assumptions, judgments and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset carried on the consolidated balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in business strategy or internal forecasts. Although the Company believes the assumptions, judgments and estimates it has made in the past have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect the reported financial results

Impairment of Long-Lived Assets

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

Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R. See Note 8 — Stock-based Compensation for further discussion.

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

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cumulative Effect of a Change in Accounting Principle

Cumulative effect of a change in accounting principle was $128,000 for 2006, and resulted from the change in accounting principle from APB No. 25 to SFAS 123R on January 1, 2006. See Note 8 — Stock-based Compensation for further discussion.

Revenue Recognition

The Company generates revenues by licensing software, providing related software support, and providing its software application as a service through its on-demand subscription offering and providing related professional services to its customers. The Company presents revenue net of sales taxes and any similar assessments.

The Company recognizes revenues in accordance with accounting standards for software and service companies. The Company will not recognize revenue until persuasive evidence of an arrangement exists, delivery

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recurring Revenue

Recurring revenues include on-demand revenues and maintenance revenues. On-demand revenues are principally derived from technical operation fees earned through the Company’s on-demand services offering of the on-demand TrueComp suite, as well as revenues generated from business operations services. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Customers that own perpetual licenses can receive the benefits of upgrades, updates, and support from either subscribing to the Company’s on-demand services or maintenance services.

On-Demand Revenue.  In arrangements where the Company provides its software applications as a service, the Company has considered Emerging Issues Task Force Issue No. 00-3 (EITF 00-3), “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” and EITF No. 03-5 (EITF 03-5), “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” and has concluded that these transactions are considered service arrangements and fall outside of the scope of SOP 97-2. Accordingly, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” Customers will typically prepay for the Company’s on-demand services, which amounts the Company will defer and recognize ratably over the non-cancelable term of the customer contract. In addition to the on-demand services, these arrangements may also include implementation and configuration services, which are billed on a time-and-materials basis and recognized as revenues as the services are performed. In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors; whether

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

objective and reliable evidence of fair value exists for the undelivered elements; the nature of the consulting services; the timing of when the consulting contract is signed in comparison to the on-demand service contract and the contractual dependence of the consulting work to the on-demand service.

For those arrangements where the elements qualify for separate units of accounting, the on-demand revenues are recognized ratably over the non-cancelable contract term, which is typically 12 to 24 months, beginning on the service commencement date. Implementation and configuration services, when sold with the on-demand offering, are recognized as the services are rendered for time-and-materials contracts, and are recognized utilizing the proportional performance method of accounting for fixed-price contracts. For arrangements with multiple deliverables, the Company allocates the total contractual arrangement to the separate units of accounting based on their relative fair values, as determined by the fair value of the undelivered and delivered items when sold separately.

If consulting services for implementation and configuration associated with a on-demand arrangement does not qualify as a separate unit of accounting, the Company will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, the Company will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. The deferred costs on the Company’s consolidated balance sheets for these consulting arrangements totaled $2.6 million and $3.4 million at December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008 and 2007, $2.0 million and $2.1 million, respectively, of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the consolidated balance sheets.

Included in the deferred costs for on-demand arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand product offering was $0.8 million and $1.3 million at December 31, 2008 and December 31, 2007, respectively.

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

Services Revenue

Professional Service Revenue.  Professional service revenues primarily consist of integration services related to the installation and configuration of the Company’s products as well as training. The Company’s installation and configuration services do not involve customization to, or development of, the underlying software code. Generally, the Company’s professional services arrangements are on a time-and-materials basis. Reimbursements, including those related to travel and out-of-pocket expenses, are included in services revenues, and an equivalent amount of reimbursable expenses is included in cost of services revenues. For professional service arrangements with a fixed fee, the Company recognizes revenue utilizing the proportional performance method of accounting. The Company estimates the proportional performance on fixed-fee contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. To the extent the Company enters into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.

In certain arrangements, the Company has provided for unique acceptance criteria associated with the delivery of consulting services. In these instances, the Company has recognized revenue in accordance with the provisions of

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SAB 104. To the extent there is contingent revenue in these arrangements, the Company will defer the revenue until the contingency has lapsed.

License Revenue

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

The Company allocates revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately. For a certain class of transactions, the fair value of the maintenance portion of the Company’s arrangements is based on substantive stated renewal rates rather than stand-alone sales. The fair value of the professional services portion of the arrangement is based on the hourly rates that the Company charges for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.

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

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of a certain level of profit excluding the contingent revenue, the Company recognizes the non-contingent revenue on a percentage-of-completion basis and recognizes the contingent revenue upon final acceptance.

Cost of Revenues

Cost of license revenues consists primarily of amortization of purchased technology. Cost of recurring revenues consists primarily of salaries, benefits, and allocated overhead costs related to on-demand operations and technical support personnel. Cost of services revenues consists primarily of salaries, benefits, travel and allocated overhead costs related to consulting, training and other professional services personnel, including cost of services provided by third-party consultants engaged by the Company. Included in cost of services revenues for 2008 was a loss on contract of $1.6 million related to a customer dispute.

Advertising Costs

The Company expenses advertising costs in the period incurred. Advertising expense was $53,000, $117,000, and $150,000 for 2008, 2007 and 2006, respectively.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options and warrants, the release of restricted stock, and purchases of employee stock purchase plan (ESPP) shares to the extent these shares are dilutive. For 2008, 2007 and 2006, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.

Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2008	2007	2006

Restricted stock	1,101	115	12
Stock options	6,710	8,109	6,996
Warrants	—	—	55
ESPP	297	255	360

Totals	8,108	8,479	7,423

The weighted average exercise price of stock options excluded for 2008, 2007 and 2006 was $5.13, $4.99 and $4.21, respectively. The weighted average exercise price of warrants excluded for 2007 and 2006 was $13.34 and $6.79, respectively.

Comprehensive Income

Comprehensive income is the total of net income, unrealized gains and losses on investments and foreign currency translation adjustments. Unrealized gains and losses on investments and foreign currency translation adjustment amounts are excluded from net loss and are reported in accumulated other comprehensive income in the accompanying consolidated financial statements.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of accumulated other comprehensive income as of December 31, 2008 and 2007 (in thousands):

	2008	2007

Unrealized gain on available-for-sale securities	12	43
Cumulative foreign currency translation	109	413

Balance at December 31	$121	$456

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The Company has adopted the new accounting pronouncement, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2, as of January 1, 2008.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS 157 in an inactive market and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP FAS 157-3 is effective for all periods presented in accordance with SFAS 157. The Company has adopted the new accounting pronouncement, as the guidance in FSP FAS 157-3 was effective immediately. See Note 5 for information and related disclosures regarding the Company’s fair value measurements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 as of January 1, 2008. As the Company already measures its financial instruments at fair value, the Company did not make any fair value elections during the current period. Therefore, the adoption of SFAS 159 did not impact the Company’s consolidated financial statements.

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

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning after

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 15, 2008. The Company does not have any noncontrolling interests (minority interests). As such, the adoption of SFAS 160 will have no initial impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods thereof beginning after December 15, 2008. Early adoption is prohibited. The adoption will not have a material impact on the consolidated financial statements as none of the Company’s assumptions have changed.

In May 2008, the FASB issued FASB Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. SFAS 162 was effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued Emerging Issues Task Force No. 08-7 “Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 requires that an acquired defensive intangible asset be accounted for as a separate unit of accounting at acquisition, not combined with the acquirer’s recognized or unrecognized intangible assets. The useful life of the asset should be determined as the period over which the reporting entity expects a defensive asset to contribute directly or indirectly to the entity’s future cash flows, in accordance with paragraph 11 of SFAS 142. EITF 08-7 is effective for defensive assets acquired on or after the beginning of the first annual reporting period beginning on or after December 14, 2008 and shall be applied prospectively. Early application is not permitted. The adoption of EITF 08-7 will impact all defensive assets acquired after January 1, 2009.

Note 2 — Acquisition

On January 14, 2008, the Company entered into an Agreement and Plan of Merger with Compensation Technologies LLC (“CT”) and owners of CT, pursuant to which a wholly owned subsidiary of the Company was merged with and into CT, with CT surviving as a wholly owned subsidiary of the Company. The Company also entered into an Agreement and Plan of Merger with Compensation Management Services LLC (“CMS”) and owners of CMS, pursuant to which a wholly owned subsidiary of the Company was merged with and into CMS, with CMS surviving as a wholly owned subsidiary of the Company. CT provides business process redesign support, business analytics solutions, business case development and compensation administration management while CMS provides software-as-a-service to a number of customers. The acquisition of CT and CMS provided the Company with additional customers, experienced management and employee resources and augmented the Company’s portfolio of service offerings.

The acquisition has been accounted for under the purchase method of accounting in accordance with FASB Statement No. 141, “Business Combinations” (SFAS 141). Assets acquired and liabilities assumed were recorded at their estimated fair values as of January 14, 2008. The results of operations of CT and CMS since January 14, 2008 are included in the Company’s consolidated statement of operations. The acquisition was not material to the Company’s consolidated balance sheet and results of operations.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price for CT and CMS, which was an all cash transaction and includes the $1.9 million contingent payment discussed below, was approximately $10.4 million and is comprised of the following (in thousands):

Cash and cash equivalents	$971
Accounts receivable	4,035
Prepaid expenses and other current assets	221
Fixed assets	329
Other assets	15
Accounts payable and other accrued liabilities	(2,883)
Deferred revenue	(206)
Lease liability	(540)
Accrued restructuring	(58)
Notes payable	(668)
Goodwill	5,655
Intangible assets (see Note 4)	3,500

Total Purchase Price	$10,371

The initial purchase price was allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values at the acquisition date and resulted in excess purchase consideration over the net tangible assets and identifiable intangible assets acquired of $3.7 million.

The acquisition included contingent payments of up to $4.8 million that were not accounted for in the initial purchase price as of the acquisition date. The contingent payments include $1.9 million that was paid on December 31, 2008 to all of the former shareholders of CT and CMS in proportion to their ownership interests since, as of that date, Robert Conti, Senior Vice President Worldwide Client Services, did not terminate his employment with the Company. Based on the Company’s evaluation of Emerging Issues Task Force (EITF) 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” the contingent payment of $1.9 million was accounted for in the total purchase price of $10.4 million. The contingent consideration led to an increase in goodwill when the contingency was resolved on December 31, 2008.

Goodwill of $5.7 million, representing the excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired in the acquisition, will not be amortized, but is instead tested for impairment at least annually, consistent with the guidance in FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The $5.7 million of goodwill is expected to be deductible for tax purposes. In addition, a portion of the purchase price was allocated to the following identifiable intangible assets (in thousands, except years):

		Estimated
		Weighted Average
		Useful Lives
	Purchase Price	in Years

Customer Backlog	$1,500	1.00
Customer Relationships	2,000	4.00

Total	$3,500	2.71

Customer backlog and relationships represent the underlying customer support contracts and related relationships with CT and CMS’s existing customers

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Restructuring

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

The total restructuring costs associated with exiting activities of CT are approximately $58,000. These restructuring costs have all been paid as of December 31, 2008. In accordance with Emerging Issues Task Force No. 95-3 (EITF 95-3) “Recognition of Liabilities in Connection with a Purchase Business Combination,” these costs were recognized as a liability assumed in connection with purchase accounting for CT.

In October 2008, management approved a cost savings program to reduce the Company’s workforce. The Company incurred restructuring charges of $1.2 million in the fourth quarter of 2008 in connection with severance and termination-related costs, most of which are severance-related cash expenditures. The 2008 cost savings program was substantially completed in the fourth quarter of 2008 and will be fully completed in the early part of 2009. As of December 31, 2008 accrued restructuring charges was $0.8 million.

The following table sets forth a summary of accrued restructuring charges for 2008 (in thousands):

				Non-
			Acquisition	Acquisition		Total Costs	Total Costs
	December 31,	Cash	Related	Related	December 31,	Incurred to	Expected to
	2007	Payments	Additions	Additions	2008	Date	be Incurred

Severance and termination related costs	$972	$(1,498)	$58	$1,278	$810	$3,099	$3,099

Total accrued restructuring charges	$972	$(1,498)	$58	$1,278	$810	$3,099	$3,099

Note 4 —	Intangible Assets, Net

Intangible assets consisted of the following as of December 31, 2008 (in thousands):

						Weighted
						Average
						Amortization
	December 31,	December 31,			December 31,	Period
	2007	2007		Amortization	2008	Remaining
	Cost	Net	Additions	Expense	Net	(Years)

Purchased technology	$3,318	$2,333	$261	$(970)	$1,624	4.17
Customer backlog	—	—	1,500	(1,437)	63	1.00
Customer relationships	—	—	2,000	(479)	1,521	4.00

Total intangible assets, net	$3,318	$2,333	$3,761	$(2,886)	$3,208

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consisted of the following as of December 31, 2007 (in thousands):

	December 31,	December 31,			December 31,
	2006	2006		Amortization	2007
	Cost	Net	Additions	Expense	Net

Purchased technology	$1,000	$500	$2,318	$(485)	$2,333

Total intangible assets, net	$1,000	$500	$2,318	$(485)	$2,333

Intangible assets include third-party software licenses used in our products and acquired assets related to the CT acquisition. Amortization expense related to intangible assets was $2.9 million, $0.5 million and $0.2 million in 2008, 2007 and 2006, respectively, and was charged to cost of revenues for purchased technology and customer backlog and sales and marketing expense for customer relationships. The Company’s intangible assets are amortized over their estimated useful lives of one to five years. Total future expected amortization for each of the next five years and thereafter is as follows (in thousands):

	Purchased	Customer	Customer
	Technology	Backlog	Relationships

Year Ending December 31:
2009	$752	$63	$500
2010	305	—	500
2011	389	—	500
2012	178	—	21
2013	—	—	—
2014 and beyond	—	—	—

Total expected amortization expense	$1,624	$63	$1,521

Note 5 — Investments

The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available for sale except for auction rate securities and carried at estimated fair value, which is determined based on the inputs discussed below. The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. The Company considers all investments that are available for sale that have a maturity date of longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. Auction rate securities are designated as long-term investments.

Interest is included in interest and other income, net, in the accompanying consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities were as follows for December 31, 2008 and December 31, 2007 (in thousands):

				Other Than
	Carrying	Unrealized	Unrealized	Temporary	Estimated
December 31, 2008	Value	Gains	Losses	Impairment	Fair Value

Money market funds	$27,202	$—	$—	$—	$27,202
Auction rate securities	4,600	—	—	(772)	3,828
Corporate notes and obligations	1,445	10	—	—	1,455

Investments in debt and equity securities	$33,247	$10	$—	$(772)	$32,485

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Other Than
	Carrying	Unrealized	Unrealized	Temporary	Estimated
December 31, 2007	Value	Gains	Losses	Impairment	Fair Value

Money market funds	$5,823	$—	$—	$—	$5,823
Auction rate securities	11,750	—	—	—	11,750
Corporate notes and obligations	20,572	49	(9)	—	20,612
US government and agency obligations	1,500	—	—	—	1,500

Investments in debt and equity securities	$39,645	$49	$(9)	$—	$39,685

	December 31,	December 31,
	2008	2007

Recorded as:
Cash equivalents	$27,202	$10,861
Short-term investments	1,455	28,824
Long-term investments	3,828	—

	$32,485	$39,685

The Company had no realized gains and realized losses on sales of investments of $22,000 for 2008. There were no realized gains or losses on the sales of investments in 2007 and 2006.

The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds(1)	$27,202	$27,202	$—	$—
Auction-rate securities(2)	3,828	—	—	3,828
Corporate notes and obligations(3)	1,455	—	1,455	—
Asset associated with put option(4)	492	—	—	492

Total	$32,977	$27,202	$1,455	$4,320

(1)	Included in cash and cash equivalents on the consolidated balance sheet

(2)	Included in long-term investments on the consolidated balance sheet

(3)	Included in short-term investments on the consolidated balance sheet

(4)	Included in deposits and other assets on the consolidated balance sheet

SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1  Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2  Include other inputs that are directly or indirectly observable in the marketplace

Level 3  Unobservable inputs which are supported by little or no market activity

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

	Balance at		Gain Recorded	Impairment Recorded	Balance at
	December 31,		in Statement of	in Statement of	December 31,
	2007	Sales	Operations	Operations	2008

Auction-rate securities	$11,750	$(7,150)	$—	$(772)	$3,828
Asset associated with put option	—	—	492	—	492

Total	$11,750	$(7,150)	$492	$(772)	$4,320

Valuation of Investments and Put Option

Level 2

The Company’s corporate notes and obligations were valued using a pricing matrix from a reputable pricing service in order to calculate the amortized cost of the security, which is considered an observable input (Level 2). The Company validates the estimated fair value received from the reputable pricing service on a quarterly basis.

Level 3

The Company valued its auction rate securities using unobservable inputs (Level 3). The Company utilized the income approach applying assumptions for interest rates using current market trends and an estimated term based on expectations from brokers for liquidity in the market and redemption periods agreed to by other broker-dealers. The Company also applied an adjustment for the lack of liquidity to the value determined by the income approach utilizing a put option model. As a result of the valuation assessment, the Company recorded an other than temporary impairment of $0.8 million.

In connection with the auction rate securities, in October 2008, one financial institution where the Company holds auction rate securities issued certain put option rights to the Company, which entitles the Company to sell its auction rate securities to the financial institution for a price equal to the par value plus any accrued and unpaid interest. These rights to sell the securities are exercisable at any time during the period June 30, 2010 to July 2, 2012, after which the rights will expire. As a result of the valuation assessment, the Company recorded a gain on the put option of $0.5 million at the time the put option was received from the financial institution.

The auction rate securities were recorded as long-term investments and the asset associated with the put option was recorded as deposits and other assets on the consolidated balance sheet as of December 31, 2008.

Note 6 — Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2008	2007

Equipment	$10,003	$9,034
Purchased software	6,317	4,873
Furniture and fixtures	1,912	1,721
Leasehold improvements	1,766	1,812

	19,998	17,440
Less accumulated depreciation and amortization	15,108	13,002

Property and equipment, net	$4,890	$4,438

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense for 2008, 2007 and 2006 was $2.5 million, $1.9 million and $1.9 million, respectively. Included in depreciation and amortization expense was amortization of purchased software, which totaled $0.9 million, $0.7 million, and $0.4 million for 2008, 2007 and 2006, respectively.

Note 7 — Commitments and Contingencies

Contingencies

The Company is from time to time a party to various litigation matters and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters is likely to have a material adverse effect on the Company’s future financial results.

In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2008, the Company has not recorded any such liabilities in accordance with SFAS 5. The Company believes that it has valid defenses with respect to the legal matters pending against the Company and that the probability of a loss under such matters is not probable.

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

Commitments

The Company leases its facilities under several non-cancelable operating lease agreements that expire at various dates through 2016. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. The Company had deferred rent related to leases with such escalating payments of $482,000 and $629,000 as of December 31, 2008 and 2007, respectively. Rent expense for 2008, 2007 and 2006 was $3.0 million, $2.8 million and $2.5 million, respectively. In addition, the Company, in the normal course of business, enters into unconditional purchase commitments for supplies and services.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For each of the next five years and beyond, noncancelable long-term operating lease obligations and unconditional purchase commitments are as follows (in thousands):

	Operating	Unconditional
	Lease	Purchase
	Commitments	Commitments

Year Ending December 31:
2009	$2,641	$2,758
2010	1,972	870
2011	829	142
2012	156	100
2013	161	—
2014 and beyond	380	—

Future minimum payments	$6,139	$3,870

Included in prepaid and other current assets and deposits and other assets in the consolidated balance sheets at December 31, 2008 and 2007 is restricted cash of $434,000 related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secures letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in prepaid and other current assets and deposits and other assets based on the contractual term for the release of the restriction.

Note 8 — Stock-Based Compensation

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

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For 2008, the Company had no excess tax benefits generated from option exercises. The Company has not recorded any tax benefit attributable to compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R. To determine excess tax benefits, the Company used the simplified method as set forth in the FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.

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

Expense Summary

Under the provisions of SFAS 123R, $7.7 million of stock-based compensation expense was recorded for 2008 in the consolidated statement of operations. Of the total stock-based compensation expense, approximately $2.4 million was related to stock options, $1.0 million was related to purchases of common stock under the ESPP, and 4.3 million was related to restricted stock units. For 2007, $5.0 million of stock-based compensation expense was recorded. Of the total stock-based compensation expense, approximately $3.8 million was related to stock options, $0.8 million was related to purchases of common stock under the ESPP, and $0.4 million was related to restricted stock units.

As of December 31, 2008, there was $6.1 million, $0.1 million and $4.2 million of total unrecognized compensation expense related to stock options, the ESPP and restricted stock, respectively. This expense related to stock options, the ESPP and restricted stock is expected to be recognized over a weighted average period of 2.40 years, 0.27 years and 1.41 years, respectively.

The tables below set forth the changes in the functional classification of stock-based compensation expense for 2008, 2007 and 2006 (in thousands):

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Stock-based compensation:
Cost of recurring revenues	$692	$250	$193
Cost of services revenues	1,263	838	832
Sales and marketing	1,861	1,162	1,045
Research and development	1,169	995	917
General and administrative	2,711	1,709	1,766

Total stock-based compensation	$7,696	$4,954	$4,753

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Determination of Fair Value

The fair value of each option award is estimated on the date of grant and the fair value of the ESPP is estimated on the beginning date of the offering period using the Black-Scholes valuation model and the assumptions noted in the following table.

Year Ended December 31,
	2008	2007	2006

Stock Option Plans
Expected life (in years)	2.50 to 3.50	2.50 to 3.50	2.50 to 6.00
Risk-free interest rate	1.27% to 2.58%	3.40% to 5.00%	4.36% to 5.11%
Volatility	42% to 61%	39% to 54%	54% to 60%
Dividend Yield	—	—	—
Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.49 to 1.00	0.49 to 1.00
Risk-free interest rate	1.97% to 2.18%	4.47% to 5.16%	4.68% to 5.17%
Volatility	48% to 61%	30% to 37%	36% to 43%
Dividend Yield	—	—	—

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

The 2003 Stock Incentive Plan became effective upon the completion of the Company’s initial public offering in November 2003. As of December 31, 2008, the Company was authorized to issue approximately 9,778,938 shares of common stock under the plan. Under the plan, the Company’s Board of Directors may grant stock options or other types of stock-based awards, such as restricted stock, restricted stock units, stock bonus awards or stock appreciation rights. Incentive stock options may be granted only to the Company’s employees. Nonstatutory stock options and other stock-based awards may be granted to employees, consultants or non-employee directors. These options vest as determined by the Board, generally over 4 years. Formerly, the Company’s Board of Directors had

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approved a contractual term of 10 years, but effective April 24, 2006, the Board of Directors approved a reduction of the contractual term to 5 years for all future grants. The restricted stock units also vest as determined by the Board, generally over 3 years. The vesting period generally equals the requisite service period of the individual grantees. On July 1 of each year, the aggregate number of shares reserved for issuance under this plan increases automatically by a number of shares equal to the lesser of (i) 5% of the Company’s outstanding shares, (ii) 2,800,000 shares, or (iii) a lesser number of shares approved by the Board.

A summary of the Company’s shares available for grant and the status of options and awards under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan are as follows:

Shares Available for Grant

	2008	2007	2006
		(Number of Shares)

Beginning Available	2,280,248	2,398,987	2,886,508
Authorized	1,501,687	1,448,546	1,381,375
Granted	(2,071,174)	(2,469,150)	(2,538,392)
Forfeited	719,950	868,466	500,432
Expired	314,254	33,399	169,064

Ending Available	2,744,965	2,280,248	2,398,987

Stock Options

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)

Outstanding as of December 31, 2005	5,325,143	$4.11
Granted	2,538,392	4.73
Exercised	(741,134)	1.48
Forfeited	(500,432)	4.66
Expired	(169,064)	9.35

Outstanding as of December 31, 2006	6,452,905	$4.47
Granted	2,055,150	7.36
Exercised	(797,424)	3.02
Forfeited	(868,466)	5.51
Expired	(33,399)	9.21

Outstanding as of December 31, 2007	6,808,766	$5.36
Granted	872,624	4.58
Exercised	(755,132)	3.29
Forfeited	(719,950)	5.72
Expired	(314,254)	10.76

Outstanding as of December 31, 2008	5,892,054	$5.18	4.24	$790,628

Vested and Expected to Vest as of December 31, 2008	5,017,665	$5.13	4.29	$784,786

Exercisable as of December 31, 2008	3,849,366	$5.06	4.39	$764,503

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

		Weighted
		Average
		Remaining	Aggregate
	Number of	Contractual	Intrinsic
	Shares	Term (Years)	Value
			(In thousands)

Unreleased as of December 31, 2006	—
Granted	414,000
Released	(33,500)
Forfeited	(28,408)

Unreleased as of December 31, 2007	352,092
Granted	1,198,550
Released	(287,680)
Forfeited	(121,043)

Unreleased as of December 31, 2008	1,141,919	0.73	$3,414,338

Vested and Expected to Vest as of December 31, 2008	1,141,919	0.73	$3,414,338

The Company did not grant restricted stock units in 2006 and 2005. Restricted stock units are not considered outstanding at the time of grant, as the holders of these units are not entitled to dividends and voting rights. Unvested restricted stock units are not considered outstanding in the computation of basic net loss per share.

As of December 31, 2008, the range of exercise prices and weighted average remaining contractual life of outstanding options under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan are as follows:

		Options Outstanding		Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual Life	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price

$ 0.84 - $ 3.38	627,195	3.91	$1.86	399,071	$1.09
$ 3.45 - $ 3.70	635,590	6.25	3.67	554,655	3.66
$ 3.80 - $ 4.17	673,247	5.79	4.04	598,148	4.03
$ 4.20 - $ 4.54	557,901	6.02	4.44	506,202	4.44
$ 4.69 - $ 4.69	724,327	2.52	4.69	421,479	4.69
$ 4.84 - $ 4.93	642,380	3.87	4.92	157,777	4.90
$ 5.00 - $ 6.26	843,834	3.53	5.95	420,151	5.74
$ 6.30 - $ 7.53	761,630	3.21	7.43	437,539	7.41
$ 7.73 - $15.36	425,800	3.58	10.74	354,194	11.12
$16.03 - $16.03	150	5.16	16.03	150	16.03

$ 0.84 - $16.03	5,892,054	4.23	$5.18	3,849,366	$5.06

The weighted-average fair value of stock options and restricted stock units granted during 2008 was $1.61 and $4.99 per share, respectively. For 2007, the weighted-average fair value of stock options and restricted stock units granted was $3.00 and $7.80 per share, respectively. The total intrinsic value of stock options exercised during 2008 was $1.4 million. For 2007, the total intrinsic value of stock options exercised was $3.9 million. The total cash received from employees as a result of stock option exercises was $2.5 million for 2008. For 2007, the total cash

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received from employees as a result of stock option exercises was $2.4 million. The Company settles employee stock option exercises with newly issued common shares.

Employee Stock Purchase Plan

In August 2003, the Board of Directors adopted the Employee Stock Purchase Plan (ESPP), which became effective upon the completion of the Company’s initial public offering and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount on a periodic basis through payroll deductions. Each offering period under the ESPP will be for 12 months and will consist of two consecutive six-month purchase periods. The purchase price for shares of common stock purchased under the ESPP will be 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period and the fair market value of the Company’s common stock on the last day of each purchase period. The Company issued approximately 532,000 shares during 2008 under the ESPP. The weighted-average fair value of stock purchase rights granted under the ESPP during 2008 was $1.74 per share. During 2007, the weighted-average fair value of stock purchase rights granted under the ESPP was $2.23 per share.

Other Plan Awards

On June 7, 2005, the Company granted 28,000 shares of restricted stock to its former chief executive officer, Robert H. Youngjohns. The shares were subject to repurchase until they fully vested on May 31, 2006. The restricted stock had a fair value of $3.50 per share on the date of grant. Compensation expense was amortized over the vesting period of one year and was $57,000 and $41,000 for 2005 and 2006, respectively. As of December 31, 2006, unrecognized expense related to the restricted stock award was zero.

Additionally, on May 31, 2005, the Company granted its former chief executive officer, Robert H. Youngjohns, an option to purchase 1,000,000 shares of its common stock with an exercise price of $3.45 per share, which was the fair market value of the Company’s common stock on the date of grant. The option had a contractual term of 10 years and vested over four years, with 25% of the shares subject to the option vesting on the first anniversary of the grant date and 1/48th vesting each month thereafter. The vesting period equals the requisite service period of the grant. A summary of the status of this option for 2008 is as follows:

				Weighted
	Shares		Weighted	Average
	Available		Average	Remaining	Aggregate
	for	Number of	Exercise	Contractual	Intrinsic
	Grant	Shares	Price	Term (Years)	Value
					(In thousands)

Outstanding as of December 31, 2006	—	1,000,000	$3.45
Exercised	—	—	—
Forfeited	—	(375,000)	3.45
Expired	—	—	—

Outstanding as of December 31, 2007	—	625,000	$3.45
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2008	—	625,000	$3.45	6.41	$—

Vested and Expected to Vest as of December 31, 2008		625,000	$3.45	6.41	$—

Exercisable as of December 31, 2008		625,000	$3.45	6.41	$—

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 9 — Stockholders’ Equity

Convertible Preferred Stock

Upon completion of the Company’s initial public offering, the Company amended its certificate of incorporation and authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001. None of these shares were outstanding as of December 31, 2008 or 2007.

Repurchase Program

On November 27, 2007, the Company’s Board of Directors authorized a one-year program for the repurchase of up to $10 million of our outstanding common stock. On October 21, 2008, the Company’s Board of Directors re-authorized the program for the repurchase of up to $5 million of its outstanding common stock, which represented the unused balance of the program initially approved in 2007. During 2008 under these repurchase programs we executed the repurchase of 1,994,000 shares for a total cost of approximately $8.0 million. The repurchased shares have been constructively retired. The Company has adopted a Rule 10b5-1 plan that allows it to repurchase shares of its common stock under the Repurchase Program at times when it would not ordinarily be in the market because of Company trading policies. See Note 15 — Subsequent Events for additional discussion.

Note 10 — Income Taxes

The following is a geographical breakdown of consolidated loss before income taxes by income tax jurisdiction (in thousands):

	2008	2007	2006

United States	$(14,003)	$(14,317)	$(9,121)
Foreign	334	846	462

Total	$(13,669)	$(13,471)	$(8,659)

The provision (benefit) for income taxes for 2008, 2007 and 2006 consists of the following (in thousands):

	2008	2007	2006

Current:
Federal	$(198)	$(50)	$—
State	—	23	(61)
Foreign	363	210	(1)
Deferred:
Federal	98	—	—
State	15	—	—
Foreign	(117)	(513)	—

Total provision (benefit) for income taxes	$161	$(330)	$(62)

In 2008, the provision arose as a result of foreign withholding taxes partially offset by a refund of research and development and alternative minimum tax credits, which we elected to accelerate in lieu of bonus depreciation, in

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with the Housing and Economic Recovery Act of 2008. Under this act, corporations eligible for 50% bonus depreciation on property placed in service during the period April 1 through December 31, 2008 may elect to claim a special refundable credit amount in lieu of bonus depreciation. In making the election, we will receive a cash benefit from the current utilization of carry forward credits, in exchange for deferring deductions until future years otherwise generated by bonus depreciation.

The provision (benefit) for income taxes differs from the expected tax benefit computed by applying the statutory federal income tax rates to consolidated loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Federal tax at statutory rate	$(4,648)	$(4,346)	$(2,944)
State taxes, net of federal benefit	—	—	—
Non-deductible expenses	603	(72)	(233)
Foreign taxes	177	(303)	—
Current year net operating losses and other deferred tax assets for which no benefit has been recognized	4,424	4,418	3,115
Refundable R&D credit in lieu of bonus depreciation	(198)	—	—
Other	(197)	(27)	—

Total provision (benefit) for income taxes	$161	$(330)	$(62)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Net deferred tax assets consist of the following (in thousands):

	As of December 31,
	2008	2007

Deferred tax assets
Net operating loss carryforwards and deferred start-up costs	$22,178	$21,427
Property and equipment	599	549
Accrued expenses and 481(a)	1,432	2,649
Purchased technology	426	468
Unrealized gain/loss on investments	581	266
Research and experimentation credit carryforwards	8,278	9,782
Capitalized research and experimentation costs	20,578	18,371
Deferred stock compensation	4,249	2,864

Total gross deferred tax assets	58,321	56,376
Less valuation allowance	(57,853)	(55,863)

Net deferred tax assets	468	513
Deferred tax liability	(113)	—

Net deferred tax assets (liabilities)	$355	$513

The net operating losses and research and experimentation credit carry forwards above are net of reserves of $0.3 million and $1.4 million, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dependent upon the generation of the future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the period in which the temporary differences are deductible, management has recorded a valuation allowance against the net deferred tax assets for which it believes it is not more likely than not to be realized. As of December 31, 2008 and 2007, a valuation allowance has been recorded on all net deferred tax assets exclusive of indefinite-lived deferred tax liabilities, except the net deferred tax assets related to one of its foreign subsidiaries, based on the analysis of profitability for that subsidiary. The net changes in the total valuation allowance for 2008 and 2007 was an increase of $2.0 million and $5.2 million, respectively.

As of December 31, 2008, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $61.2 million and $25.3 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards, if not utilized, will expire over 20 years beginning in 2019. The California net operating loss carryforward, if not utilized, will expire beginning in 2013.

The Company also has research credit carryforwards for federal and California income tax purposes of approximately $5.5 million available to reduce future income taxes. The federal research credit carryforward, if not utilized, will expire over 20 years beginning in 2018. The California research credit carries forward indefinitely.

Federal and California tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company’s ability to utilize its net operating loss and tax credit carryforwards is subject to limitations under these provisions.

Not included in the deferred income tax asset balance at December 31, 2008 is approximately $1.5 million which pertains to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. As a result of applying the provisions of FIN 48, the Company recognized approximately $0.1 million in the liability for unrecognized tax benefits as well as incremental penalties and interest net of deductions of $41,000, the sum of which was accounted for as an increase to the January 1, 2007 beginning balance of accumulated deficit. The Company’s unrecognized tax benefits at December 31, 2008 relate to various foreign jurisdictions.

The activity related to the Company’s unrecognized tax benefits is set forth below (in thousands):

Total

Balance at January 1, 2008	$1,827
Increases related to current year tax positions	—
Balance at December 31, 2008(1)	$1,827

(1)	$1.7 million is included as a reserve against deferred tax assets and $0.1 million is included in accrued expenses on the consolidated balance sheet.

If recognized, the unrecognized tax benefits at December 31, 2008 would reduce the Company’s annual effective tax rate. The Company also accrued potential penalties and interest of $12,000 related to these unrecognized tax benefits during 2008, and in total, as of December 31, 2008, the Company has recorded a liability for potential penalties and interest of $78,000. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. All tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2001 through 2007 tax years generally remain subject to examination by their respective tax authorities.

Note 11 — Stockholders’ Rights Plan

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

Note 12 — Employee Benefit Plan

In 1999, the Company established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation up to the maximum allowed under IRS rules. Company contributions are discretionary. No such Company contributions have been made since the inception of this plan.

Note 13 — Segment, Geographic and Customer Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information is reported is based on the way

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes revenues for 2008, 2007 and 2006 by geographic areas (in thousands):

	Year Ended December 31,
	2008	2007	2006

Americas	$91,973	$80,743	$57,060
Europe	14,014	18,824	11,553
Asia Pacific	1,194	1,490	7,495

	$107,181	$101,057	$76,108

Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

The following table summarizes revenues to significant customers (including resellers when product is sold through them to an end user) as a percentage of total revenues.

	Year Ended December 31,
	2008	2007	2006

Customer 1	2%	7%	13%

Note 14 —	Related Party Transactions

In 2005, the Company entered into a service agreement with Saama Technologies, Inc. for software consulting services. William Binch, who was appointed to the Company’s Board of Directors in April 2005, is also currently a member of Saama’s board of directors. The Company incurred expenses of approximately $227,000 and $831,000 for services rendered by Saama for 2008 and 2007, respectively.

In 2007, CT entered into an operating lease agreement with CCT Properties LLC for its office space. Robert Conti, who was appointed as Senior Vice President, Client Services, in January 2008 in connection with the acquisition of CT, is also a part owner of CCT Properties LLC. The Company incurred rent expense for the office space owned by CCT Properties of approximately $202,000 for 2008.

As a result of the acquisition of CT, the Company continued its service agreement with The Alexander Group, Inc. for software consulting services. Robert Conti, who was appointed as Senior Vice President, Client Services, in January 2008 in connection with the acquisition of CT, is also a part owner of The Alexander Group and continues to serve as its Senior Vice President and CFO. The Company incurred expenses of approximately $553,000 for services rendered by The Alexander Group for 2008.

As a result of the acquisition of CT, the Company continued to purchase hosting services from Level 3 Communications, Inc. during 2008. Michele Vion, who was appointed to the Company’s Board of Directors in September 2005, is also currently the Senior Vice President, Human Resources, at Level 3 Communications. The Company incurred expenses of approximately $86,000 for hosting services rendered by Level 3 Communications for 2008.

The Company believes all of these agreements represent arms length transactions.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Subsequent Events

Stock Repurchase

Subsequent to December 31, 2008 under the Stock Repurchase Program the Company executed the repurchase of 248,000 shares for a total cost of approximately $0.7 million. The repurchased shares will be constructively retired.

Note 16 —	Quarterly Financial Data (Unaudited) (in thousands, except for per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year ended December 31, 2008
Total revenue	$28,123	$23,462	$28,253	$27,343	$107,181
Gross profit	11,810	8,603	13,534	11,613	45,560
Net income (loss)	(2,628)	(5,131)	(1,387)	(4,684)	(13,830)
Basic and diluted net income (loss) per share	$(0.09)	$(0.17)	$(0.05)	$(0.16)	$(0.46)
Weighted average common shares (basic and diluted)	29,756	29,989	30,063	29,841	29,913

Year ended December 31, 2007
Total revenue	$24,841	$26,541	$24,770	$24,905	$101,057
Gross profit	12,240	11,451	10,341	11,543	45,575
Net loss	(3,367)	(2,845)	(3,970)	(2,959)	(13,141)
Basic and diluted net loss per share	$(0.12)	$(0.10)	$(0.14)	$(0.10)	$(0.45)
Weighted average common shares (basic and diluted)	28,610	28,909	29,175	29,573	29,068

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of January 14, 2008 by and among Compensation Technologies LLC, Callidus Software, Inc., CMS Merger Sub LLC, Robert Conti, Gary Tubridy and David Cichelli and Robert Conti, as Member Representative (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on January 14, 2008)
2.2	Agreement and Plan of Merger dated as of January 14, 2008 by and among Compensation Management Services LLC, Callidus Software, Inc., CMS Merger Sub LLC, Robert Conti, Gary Tubridy and David Cichelli and Robert Conti, as Member Representative (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Commission on January 14, 2008)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed with the Commission on March 27, 2006)
4.1	Certificate of Designations (incorporated by reference from Exhibit A to Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
4.3	Stockholders Rights Agreement dated September 2, 2004 (incorporated by reference herein from Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
4.4	Amendment to Stockholders Rights Agreement dated September 28, 2004 (incorporated by reference herein from Exhibit 10.27.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)
10.1	Lease Agreement between W9/PHC II San Jose, L.L.C. and Callidus Software Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.2	1997 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.3	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed with the Commission on May 15, 2006)
10.4	Form of Stock Option Agreement (incorporated by reference herein from Exhibit 10.7.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)
10.5	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 27, 2006)
10.6	Form of Restricted Stock Unit Agreement
10.7	Form of Executive Change of Control Agreement
10.8	Form of Director Change of Control Agreement — Full Single-Trigger (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed with the Commission on August 14, 2006)
10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.10	Form of Offer Letter for Executive Officers
10.11	Employment Agreement with Ronald J. Fior dated August 30, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.12	Form of Performance-Based Stock Option Agreement for stock options granted to Mr. Ronald J. Fior on September 1, 2004 (incorporated by reference herein from Exhibit 10.28 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
10.13	Form of Executive Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K filed with the Commission on January 29, 2008)

Exhibit
Number	Description

10.14	Offer of Employment for Robert Conti (incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K filed with the Commission on January 14, 2008)
10.15	Resignation Letter Between Callidus Software Inc. and Robert H. Youngjohns (incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K filed with the Commission on November 20, 2007)
10.16	Non-Qualified Stock Option Agreement with Robert H. Youngjohns (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-Q filed with the Commission on August 11, 2005)
10.17	Stipulation of Settlement (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed with the Commission on August 14, 2006)
10.18	Restricted Stock Agreement with Michael L. Graves (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q filed with the Commission on August 1, 2007)
10.19	Amendment dated November 30, 2007 to Offer Letter Between Callidus Software Inc. and Leslie J. Stretch (incorporated by reference to Exhibit 10.26 to the Company’s Form 8-K filed with the Commission on November 20, 2007)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	302 Certifications
32.1	906 Certifications