Form 10-Q
period 2009-03-31
CALLIDUS SOFTWARE INC
filed 2009-05-08
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 29,970,226 shares of the registrant’s common stock, par value $0.001, outstanding on April 30, 2009, the latest practicable date prior to the filing of this report.

     Callidus Software®, the Callidus Software logo, Callidus TrueAnalytics™, TrueComp®, TrueComp® Grid, TrueComp® Manager, TrueConnection®, TrueFoundation™, TrueInformation®, TruePerformance™, TruePerformance Index™, TruePerformance Indicator™, TrueMBO™, TrueAllocation™, TrueProducer™, TrueQuota™, TrueReferral™, TrueResolution®, TrueTarget™ and TrueService+™, among others not referenced in this quarterly report on Form 10-Q, are trademarks, servicemarks, or registered trademarks of Callidus Software Inc. in the United States and other countries. All other brand, service or product names referred to in this report are trademarks or registered trademarks of their respective companies or owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,696	$35,390
Short-term investments	12,191	1,455
Accounts receivable, net	24,056	22,710
Deferred income taxes	360	360
Prepaid and other current assets	3,462	4,104

Total current assets	61,765	64,019
Long-term investments	4,044	3,828
Property and equipment, net	4,710	4,890
Goodwill	5,528	5,655
Intangible assets, net	3,179	3,208
Deferred income taxes, noncurrent	811	811
Deposits and other assets	1,303	1,468

Total assets	$81,340	$83,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,379	$2,447
Accrued payroll and related expenses	5,639	7,128
Accrued expenses	3,674	5,027
Deferred income taxes	816	816
Deferred revenue	23,762	21,881

Total current liabilities	37,270	37,299
Long-term deferred revenue	721	1,202
Deferred income taxes, noncurrent	33	—
Other liabilities	1,127	1,412

Total liabilities	39,151	39,913

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 29,885 and 29,240 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	30	29
Additional paid-in capital	208,457	207,493
Accumulated other comprehensive income	189	121
Accumulated deficit	(166,487)	(163,677)

Total stockholders’ equity	42,189	43,966

Total liabilities and stockholders’ equity	$81,340	$83,879

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Revenues:
Recurring	$11,697	$8,284
Services	11,202	15,855
License	3,001	3,984

Total revenues	25,900	28,123
Cost of revenues:
Recurring	5,785	3,279
Services	9,309	12,688
License	191	242

Total cost of revenues	15,285	16,209

Gross profit	10,615	11,914

Operating expenses:
Sales and marketing	5,862	7,376
Research and development	3,801	3,685
General and administrative	3,567	3,394
Restructuring	166	397

Total operating expenses	13,396	14,852

Operating loss	(2,781)	(2,938)
Interest and other income (expense), net	29	531

Loss before provision (benefit) for income taxes	(2,752)	(2,407)
Provision (benefit) for income taxes	58	221

Net loss	$(2,810)	$(2,628)

Net loss per share — basic and diluted
Net loss per share	$(0.10)	$(0.09)

Shares used in basic and diluted per share computation	29,549	29,756

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,810)	$(2,628)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	703	543
Amortization of intangible assets	435	658
Provision for doubtful accounts and service remediation reserves	40	(17)
Stock-based compensation	977	1,731
Deferred income taxes	33	—
Net accretion on investments	2	(85)
Put option (gain) loss	93	—
(Gain) loss on investments classified as trading securities	(123)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,426)	2,580
Prepaid and other current assets	642	(373)
Other assets	70	297
Accounts payable	955	(635)
Accrued expenses	(1,730)	(3,758)
Accrued payroll and related expenses	(1,461)	(545)
Deferred revenue	1,410	2,171

Net cash provided by (used in) operating activities	(2,190)	(61)

Cash flows from investing activities:
Purchases of investments	(10,760)	(7,237)
Proceeds from maturities and sale of investments	—	12,826
Purchases of property and equipment	(624)	(483)
Purchases of intangible assets	(100)	(100)
Acquisition, net of cash acquired	(14)	(7,500)

Net cash provided by (used in) investing activities	(11,498)	(2,494)

Cash flows from financing activities:
Net proceeds from issuance of common stock	990	2,445
Repurchases of stock	(742)	(2,552)
Cash used to net share settle equity awards	(259)	—

Net cash (used in) provided by financing activities	(11)	(107)

Effect of exchange rates on cash and cash equivalents	5	(26)

Net increase (decrease) in cash and cash equivalents	(13,694)	(2,688)
Cash and cash equivalents at beginning of period	35,390	21,813

Cash and cash equivalents at end of period	$21,696	$19,125

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$7

Non-cash investing and financing activities:
Purchases of property and equipment not paid as of quarter-end	$407	$247

Purchases of intangible assets not paid as of quarter-end	$406	$—

Deferred direct stock-based compensation costs	$(1)	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of March 31, 2009 and the three months ended March 31, 2009 and 2008 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     In the opinion of management, the accompanying condensed consolidated financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2009.
     Principles of Consolidation
     The condensed consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the Company), which include wholly owned subsidiaries in Australia, Canada, Germany, Hong Kong and the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.
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
     Historically, a substantial portion of the Company’s revenues have been derived from sales of its products and services to customers in the financial and insurance industries. The recent substantial disruptions in these industries may result in these customers deferring or cancelling future planned expenditures on the Company’s products and services. The Company is also subject to fluctuations in sales for the TrueComp product, and its license revenues are typically dependent on a small volume of transactions. Continued macroeconomic weakness may keep potential customers from purchasing the Company’s products.
     Use of Estimates
     Preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (SEC) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, the value of purchase consideration, reserves related to income taxes, valuation of certain investments, allowances for doubtful accounts and service remediation reserves, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairment charges, accrued liabilities and other contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates such estimates and assumptions on an ongoing basis using historical experience and considers other factors, including the current economic environment, for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and declines in IT spending by companies have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates. Changes in those estimates, if any, resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
     Reserve Accounts
     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company offsets gross trade accounts receivable with its allowance for doubtful accounts and service remediation reserve. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote.
     The service remediation reserve is the Company’s best estimate of the probable amount of remediation services it will have to provide for ongoing professional service arrangements. To determine the adequacy of the service remediation reserve, the Company analyzes historical experience of actual remediation service claims as well as current information on remediation service requests. Provisions to the allowance for doubtful accounts are recorded in general and administrative expenses, while provisions for service remediation reduce services revenues.
     Below is a summary of the changes in the Company’s reserve accounts for the three months ended March 31, 2009 and 2008 (in thousands):

	Balance at	Provision,		Balance at
	Beginning	Net of		End of
	of Period	Recoveries	Write-Offs	Period
Allowance for doubtful accounts
Three months ended March 31, 2009	$550	$57	$(26)	$581
Three months ended March 31, 2008	154	(26)	—	128

	Balance at		Remediation	Balance at
	Beginning		Service	End of
	of Period	Provision	Claims	Period
Service remediation reserve
Three months ended March 31, 2009	$399	$490	$(507)	$382
Three months ended March 31, 2008	225	321	(258)	288
     Restricted Cash
     Included in prepaid and other current assets and deposits and other assets in the condensed consolidated balance sheets at March 31, 2009 and December 31, 2008 is restricted cash totaling $434,000 related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in either prepaid and other current assets or deposits and other assets based on the remaining contractual term for the release of the restriction.
     Revenue Recognition
     The Company generates revenues by providing its software applications as a service through its on-demand subscription offering, licensing its software and providing related support and professional services to its customers. The Company presents revenue net of sales taxes and any similar assessments.
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
     Recurring Revenue
     Recurring revenues include on-demand revenues and maintenance revenues. On-demand revenues are principally derived from technical operation fees earned through the Company’s services offering of the on-demand TrueComp suite, as well as revenues generated from business operations services. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s licensed software. Customers that own perpetual licenses can receive the benefits of upgrades, updates, and support from either subscribing to the Company’s on-demand services or maintenance services.
     On-Demand Revenue. In arrangements where the Company provides its software applications as a service, the Company has considered Emerging Issues Task Force Issue No. 00-3 (EITF 00-3), Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware and EITF No. 03-5 (EITF 03-5), Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, and has

concluded that these transactions are considered service arrangements and fall outside of the scope of SOP 97-2. Accordingly, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. Customers will typically prepay for the Company’s on-demand services, which amounts the Company will defer and recognize ratably over the non-cancelable term of the customer contract. In addition to the on-demand services, these arrangements may also include implementation and configuration services, which are billed on a time-and-materials basis and recognized as revenues as the services are performed. In determining whether the consulting services can be accounted for separately from on-demand revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors; whether objective and reliable evidence of fair value exists for the undelivered elements; the nature of the consulting services; the timing of when the consulting contract is signed in comparison to the on-demand service contract and the contractual dependence of the consulting work on the on-demand service.
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
     If consulting services for implementation and configuration associated with an on-demand arrangement do not qualify as a separate unit of accounting, the Company will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, the Company will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. The deferred costs on the Company’s consolidated balance sheets for these consulting arrangements totaled $1.7 million and $2.6 million at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, $1.3 million and $2.0 million, respectively, of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the consolidated balance sheets.
     Included in the deferred costs for on-demand arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand offering was $0.5 million and $0.8 million at March 31, 2009 and December 31, 2008, respectively.
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
     In certain arrangements, the Company has provided for unique acceptance criteria associated with the delivery of consulting services. In these instances, the Company has recognized revenue in accordance with the provisions of SAB 104. To the extent there is contingent revenue in these arrangements, the Company will defer the revenue until the contingency has lapsed.
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
     Contract Accounting Method. For arrangements where services are considered essential to the functionality of the software, such as where the payment of the license fees is dependent upon performance of the services, both the license and services revenues are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type

Contracts (SOP 81-1). The Company generally uses the percentage-of-completion method because the Company is able to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion. However, if the Company cannot make reasonably dependable estimates, the Company uses the completed-contract method. If total cost estimates exceed revenues, the Company accrues for the estimated loss on the arrangement at the time such determination is made.
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
     Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, the release of restricted stock, and purchases of employee stock purchase plan (ESPP) shares to the extent these shares are dilutive. For the three months ended March 31, 2009 and 2008, the diluted net loss per share calculation was the same as the basic net loss per share calculation, as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2009	2008
Restricted stock	1,126	779
Stock options	6,674	7,301
ESPP	113	80

Totals	7,913	8,160

     The weighted-average exercise price of stock options excluded from weighted average common shares during the three months ended March 31, 2009 was $4.87 per share as compared to the weighted average exercise price of stock options excluded from weighted average common shares during the three months ended March 31, 2008 of $5.18 per share.
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, as the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. The Company adopted the accounting pronouncement as it relates to financial assets and liabilities as of January 1, 2008. Effective January 1, 2009, the Company adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The adoption had no impact in the first quarter of 2009.
     In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R requires the use of “full fair value” to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company adopted SFAS 141R. The adoption did not have an impact on the Company’s condensed consolidated financial statements as the Company did not acquire any businesses in the first quarter of 2009.
     In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(R)-1. This FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS 5 if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141R. FSP FAS 141(R)-1 is effective for annual periods beginning on or after December 15, 2008. Effective January 1, 2009, the Company adopted SFAS 141R. The adoption did not have an impact on the Company’s condensed consolidated financial statements as the Company did not acquire any businesses in the first quarter of 2009.
     In December 2007, the FASB issued FASB Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company adopted SFAS 160. The Company does not have any noncontrolling interests (minority interests). As such, the adoption of SFAS 160 had no initial impact on the Company’s condensed consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods therein beginning after December 15, 2008. Effective January 1, 2009, the Company adopted FSP 142-3. The adoption did not have an impact on the condensed consolidated financial statements as none of the Company’s assumptions have changed.
     In September 2008, the FASB issued Emerging Issues Task Force No. 08-7 Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 requires that an acquired defensive intangible asset be accounted for as a separate unit of accounting at acquisition, not combined with the acquirer’s recognized or unrecognized intangible assets. An intangible asset acquired in a business combination or an asset acquisition that an entity does not intend to actively use but does intend to prevent others from using, has been commonly referred to as a “defensive asset” or a “locked-up asset” because while the asset is not being actively used, it is likely contributing to an increase in the value of other assets owned by the entity. The useful life of the asset should be determined as the period over which the reporting entity expects a defensive asset to contribute directly or indirectly to the entity’s future cash flows, in accordance with paragraph 11 of SFAS 142. EITF 08-7 is effective for defensive assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and shall be applied prospectively. Effective January 1, 2009, the Company adopted EITF 08-7. The adoption did not have an impact on our condensed consolidated financial statements as the Company did not acquire any defensive intangible assets in the first quarter of 2009.
     In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). This FSP provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement — to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and will only have an impact on future periods.
     In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). This FSP enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 107-1 and APB 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values of these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 will only impact disclosures in the Company’s future condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). This FSP provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the future impact that FSP FAS 115-2 and FAS 124-2 will have on the Company’s condensed consolidated financial statements.
2. Restructuring
     In October 2008, management approved a cost savings program to reduce the Company’s workforce. The Company incurred restructuring charges of $1.2 million in the fourth quarter of 2008 and $0.2 million in the first quarter of 2009 in connection with severance and termination-related costs, most of which are severance-related cash expenditures. The October 2008 cost savings program was substantially completed in the fourth quarter of 2008 and will be fully completed in the first half of 2009. As of March 31, 2009 accrued restructuring charges were $0.2 million.
     Total costs incurred to date of $3.3 million include restructuring charges of $1.5 million in 2007, $1.6 million in 2008 and $0.2 million in the first quarter of 2009. Total costs expected to be incurred of $3.5 million include restructuring charges of $0.2 million the Company expects to incur in the second quarter of 2009.
     The following table sets forth a summary of accrued restructuring charges for 2009 (in thousands):

						Total Costs	Total Costs
	December 31,	Cash			March 31,	Incurred to	Expected to
	2008	Payments	Additions	Adjustments	2009	Date	be Incurred
Severance and termination related costs	$810	$(787)	$182	$(30)	$175	$3,265	$3,440

Total accrued restructuring charges	$810	$(787)	$182	$(30)	$175	$3,265	$3,440

3. Goodwill and Intangible Assets
     Goodwill as of March 31, 2009 and December 31, 2008 was $5.5 million and $5.7 million, respectively. The change is due to an adjustment to the previous estimates for the lease liability valuation associated with the CT acquisition as a result of actual operating costs.
     Intangible assets consisted of the following as of March 31, 2009 and December 31, 2008 (in thousands):

		December 31,			March 31,
		2008		Amortization	2009
	Cost	Net	Additions	Expense	Net
Purchased technology	$3,579	$1,624	$406	$(247)	$1,783
Customer backlog	1,500	63	—	(63)	—
Customer relationships	2,000	1,521	—	(125)	1,396

Total intangible assets, net	$7,079	$3,208	$406	$(435)	$3,179

     Intangible assets include third-party software licenses used in our products and acquired assets related to the CT acquisition completed in 2008. Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred. Amortization expense related to intangible assets was $0.4 million for the three months ended March 31, 2009 as compared to amortization expense of $0.7 million for the three months ended March 31, 2008 and was charged to cost of revenues for purchased technology and customer backlog and sales and marketing expense for customer relationships. The Company’s intangible assets are amortized over their estimated useful lives of one to five years. Total future expected amortization is as follows (in thousands):

	Purchased	Customer
	Technology	Relationships
Year Ending December 31:
Remainder of 2009	$611	$375
2010	440	500
2011	524	500
2012	208	21
2013	—	—
2014 and beyond	—	—

Total expected future amortization	$1,783	$1,396

4. Investments
     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Except for certain auction rate securities, debt and marketable equity securities are classified as available for sale and carried at estimated fair value, which is determined based on the inputs discussed below. The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. The Company considers all investments that are available for sale that have a maturity date of longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. Auction rate securities are designated as long-term investments due to the inability to sell these securities in the current market.
     Interest is included in interest and other income, net, in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities were as follows at March 31, 2009 and December 31, 2008 (in thousands):

				Gain (Loss) on
				Investments
				Recorded in the
	Par	Unrealized	Unrealized	Statement of	Estimated
March 31, 2009	Value	Gains	Losses	Operations	Fair Value
Money market funds	$15,745	$—	$—	$—	$15,745
Certificates of deposit	1,440	—	(1)	—	1,439
Auction-rate securities	4,600	93	—	(649)	4,044
Corporate notes and obligations	8,483	7	(19)	—	8,471
U.S. government and agency obligations	3,000	2	—	—	3,002

Investments in debt and equity securities	$33,268	$102	$(20)	$(649)	$32,701

				Gain (Loss) on
				Investments
				Recorded in the
	Par	Unrealized	Unrealized	Statement of	Estimated
December 31, 2008	Value	Gains	Losses	Operations	Fair Value
Money market funds	$27,202	$—	$—	$—	$27,202
Auction-rate securities	4,600	—	—	(772)	3,828
Corporate notes and obligations	1,445	10	—	—	1,455

Investments in debt and equity securities	$33,247	$10	$—	$(772)	$32,485

	March 31,	December 31,
	2009	2008
Recorded as:
Cash equivalents	$16,466	$27,202
Short-term investments	12,191	1,455
Long-term investments	4,044	3,828

	$32,701	$32,485

     The Company had no sales of investments for the three months ended March 31, 2009 and no realized gains or losses on sales of investment for the three months ended March 31, 2008.
     The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at March 31, 2009 and December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2009	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$15,745	$15,745	$—	$—
Certificates of deposit (1), (3)	1,439	—	1,439	—
Auction-rate securities (2)	4,044	—	—	4,044
Corporate notes and obligations (3)	8,471	—	8,471	—
U.S. government and agency obligations (3)	3,002	—	3,002	—
Asset associated with put option (4)	399	—	—	399

Total	$33,100	$15,745	$12,912	$4,443

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet

(2)	Included in long-term investments on the condensed consolidated balance sheet

(3)	Included in short-term investments on the condensed consolidated balance sheet

(4)	Included in deposits and other assets on the condensed consolidated balance sheet

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2008	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$27,202	$27,202	$—	$—
Auction-rate securities (2)	3,828	—	—	3,828
Corporate notes and obligations (3)	1,455	—	1,455	—
Asset associated with put option (4)	492	—	—	492

Total	$32,977	$27,202	$1,455	$4,320

(1)	Included in cash and cash equivalents on the consolidated balance sheet

(2)	Included in long-term investments on the consolidated balance sheet

(3)	Included in short-term investments on the consolidated balance sheet

(4)	Included in deposits and other assets on the consolidated balance sheet
     The table below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

		Gain (Loss)
	Balance at	Recorded in		Balance at
	December 31,	Statement of	Unrealized	March 31,
	2008	Operations	Gain (Loss)	2009
Auction-rate securities	$3,828	$123	$93	$4,044
Asset associated with put option	492	(93)	—	399

Total	$4,320	$30	$93	$4,443

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
     Level 3
     The Company valued its auction rate securities using unobservable inputs (Level 3). The Company utilized the income approach applying assumptions for interest rates using current market trends and an estimated term based on expectations from brokers for liquidity in the market and redemption periods agreed to by other broker-dealers. The Company also applied an adjustment for the lack of liquidity to the value determined by the income approach utilizing a put option model. As a result of the valuation assessment, the Company recorded a gain on investments classified as trading securities of $0.1 million and an unrealized gain on investments classified as available-for-sale of $0.1 million at March 31, 2009.
     In connection with the auction rate securities, in October 2008, one financial institution where the Company holds auction rate securities issued certain put option rights to the Company, which entitles the Company to sell its auction rate securities to the financial institution for a price equal to the par value plus any accrued and unpaid interest. These rights to sell the securities are exercisable at any time during the period from June 30, 2010 to July 2, 2012, after which the rights will expire. As a result of the valuation assessment, the Company recorded a loss on the put option of $0.1 million at March 31, 2009.
     The auction rate securities were recorded as long-term investments and the asset associated with the put option was recorded as deposits and other assets on the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008.
5. Commitments and Contingencies
     The Company is from time to time a party to various litigation matters and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters is likely to have a material adverse effect on the Company’s future financial results.
     In accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At March 31, 2009, the Company has not recorded any such liabilities in accordance with SFAS 5. The Company believes that it has valid defenses with respect to the legal matters pending against the Company and that the probability of a loss under such matters is not probable.
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
6. Segment, Geographic and Customer Information
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining which information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. By this definition, the Company operates in one operating segment, which is the development, marketing and sale of enterprise software. The Company’s TrueComp Suite is its only product line, which includes all of its software application products.
     The following table summarizes revenues for the three months ended March 31, 2009 and 2008 by geographic areas (in thousands):

	Three Months Ended March 31,
	2009	2008
Americas	$21,121	$22,752
EMEA	4,315	4,843
Asia Pacific	464	528

	$25,900	$28,123

     Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.
     The Company had no individual customers responsible for 10% or more of its total revenues for the three months ended March 31, 2009 or 2008.
7. Comprehensive Loss
     Comprehensive loss is the total of net loss, unrealized gains and losses on investments and foreign currency translation adjustments. Unrealized gains and losses on investments and foreign currency translation adjustment amounts are excluded from net loss and are reported in other comprehensive loss in the accompanying condensed consolidated financial statements.
     The following table sets forth the components of comprehensive loss for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(2,810)	$(2,628)
Other comprehensive loss:
Change in unrealized loss on investments, net	(71)	(234)
Change in cumulative translation adjustments	(2)	(23)

Comprehensive loss	$(2,883)	$(2,885)

8. Stock-based Compensation
     Expense Summary
     Under the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R), $1.0 million of stock-based compensation expense was recorded for the three months ended March 31, 2009 in the condensed consolidated statements of operations. Of the total stock-based compensation expense, approximately $0.5 million was related to stock options for the three months ended March 31, 2009, $0.1 million was related to purchases of common stock under the ESPP and $0.4 million was related to restricted stock units. For the three months ended March 31, 2008, $1.7 million of stock-based compensation expense was recorded. Of the total stock-based compensation expense, approximately $0.7 million was related to stock options for the three months ended March 31, 2008, $0.2 million was related to purchases of common stock under the ESPP and $0.8 million was related to restricted stock units.
     As of March 31, 2009, there was $5.8 million, $4.9 million and $0.9 million of total unrecognized compensation expense related to stock options, restricted stock units and the ESPP, respectively. This expense related to stock options, restricted stock units and the ESPP is expected to be recognized over a weighted average period of 2.51 years, 2.39 years and 0.87 years, respectively.
     The table below sets forth the functional classification of stock-based compensation expense for the three months ended March 31, 2009 and 2008 (in thousands, except percentage data):

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Stock-based compensation:
Cost of recurring revenues	$163	$137
Cost of services revenues	13	290
Sales and marketing	232	489
Research and development	142	290
General and administrative	427	525

Total stock-based compensation	$977	$1,731

     Determination of Fair Value
     The fair value of each restricted stock unit is estimated on the date of grant. The fair value of each option award is estimated on the date of grant and the fair value of the ESPP is estimated on the beginning date of the offering period using the Black-Scholes valuation model and the assumptions noted in the following table.

	Three Months Ended March 31,
	2009	2008
Stock Option Plans
Expected life (in years)	3.50	3.50
Risk-free interest rate	1.20%	2.58%
Volatility	63%	44%
Dividend Yield	—	—

Employee Stock Purchase Plan
Expected life (in years)	0.49 to 1.00	0.50 to 1.00
Risk-free interest rate	0.46% to 0.62%	2.05% to 2.10%
Volatility	97% to 126%	48% to 61%
Dividend Yield	—	—
9. Stockholders’ Equity
     Repurchase Program
     On November 27, 2007, the Company’s Board of Directors authorized a one-year program for the repurchase of up to $10 million of the Company’s outstanding common stock. On October 21, 2008, the Company’s Board of Directors re-authorized the program for the repurchase of up to $5 million of its outstanding common stock, which represented the unused balance of the program initially approved in 2007. During 2008 under these repurchase programs the Company executed the repurchase of 1,994,000 shares for a total cost of approximately $8.0 million. During the three months ended March 31, 2009 under these repurchase programs the Company executed the repurchase of 248,000 shares for a total cost of approximately $0.7 million. The repurchased shares have been constructively retired for accounting purposes. During the three months ended March 31, 2009, the Company’s Board of Directors suspended the repurchase program.
10. Related-Party Transactions
     In 2005, the Company entered into a service agreement with Saama Technologies, Inc. for software consulting services. William Binch, who was appointed to the Company’s Board of Directors in April 2005, is also currently a member of Saama’s board of directors. The Company incurred no expenses for services rendered by Saama for the three months ended March 31, 2009 and expenses of approximately $124,000 for services rendered by Saama for the three months ended March 31, 2008.
     In 2007, CT entered into an operating lease agreement with CCT Properties LLC for its office space. Robert Conti, who was appointed as Senior Vice President, Client Services, in January 2008 in connection with the acquisition of CT, is also a part owner of CCT Properties LLC. The Company incurred rent expense for the office space owned by CCT Properties of approximately $41,000 for the three months ended March 31, 2009 and rent expense for the office space owned by CCT Properties of approximately $45,000 for the three months ended March 31, 2008. Mr. Conti resigned from his position with the Company effective March 31, 2009.
     Subsequent to the acquisition of CT in 2008, the Company continued its service agreement with The Alexander Group, Inc. for software consulting services. Robert Conti, who was appointed as Senior Vice President, Client Services, in January 2008 in connection with the acquisition of CT, is also a part owner of The Alexander Group and continues to serve as its Senior Vice President and CFO. The Company incurred expenses of approximately $123,000 for services rendered by The Alexander Group for the three months ended March 31, 2009 and expenses of approximately $37,000 for services rendered by The Alexander Group for the three months ended March 31, 2008.

     Subsequent to the acquisition of CT in 2008, the Company continued to purchase hosting services from Level 3 Communications, Inc. Michele Vion, who was appointed to the Company’s Board of Directors in September 2005, is also currently the Senior Vice President, Human Resources, at Level 3 Communications. The Company incurred expenses of approximately $27,000 for hosting services rendered by Level 3 Communications for the three months ended March 31, 2009 and expenses of approximately $21,000 for hosting services rendered by Level 3 Communications for the three months ended March 31, 2008.
     The Company believes all of these agreements represent arms length transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for 2008 and with the unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q . This section of the Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, prospects, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature. These forward-looking statements include, but are not limited to, statements concerning the following: changes in and expectations with respect to license revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, levels of recurring revenues, staffing and expense levels, the impact of foreign exchange rate fluctuations and the adequacy of our capital resources to fund operations and growth. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. Many of these trends and uncertainties are described in “Risk Factors” set forth in our Annual Report on Form 10-K for 2008 and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Overview of the Results for the Three Months Ended March 31, 2009
     We are the market and technology leader in Sales Performance Management (SPM) software solutions designed to align internal sales resources and distribution channels with corporate strategy. Our software enhances core processes in sales management, such as the structuring of sales territories, the management of sales force talent, the establishment of sales targets and the creation and execution of sales incentive plans. Using our SPM software solutions, companies can tailor these core processes to further their strategic objectives, including coordinating sales efforts with long-range strategies regarding sales and margin targets, growth initiatives, sales force talent development, territory expansion and market penetration. Our customers can also use our SPM solutions to address more tactical objectives, such as successful new product launches and effective cross-selling strategies. Leading companies worldwide in the financial services, insurance, communications, high-technology, life sciences and retail industries rely on our solutions for their sales performance management and incentive compensation needs. Our SPM solutions can be purchased and delivered as either an on-demand service or an on-premise software solution. Our on-demand service allows customers to use our software products through a web interface rather than purchase computer equipment and install our software at their locations, and we believe the benefits of this deployment method will make our on-demand offering our most popular product choice.
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
Recurring Revenue Growth and Cost Control

     Our recurring revenues increased in the first quarter of 2009 by 41% to $11.7 million compared to $8.3 million in the first quarter of 2008. The increase in recurring revenues reflects the shift in business focus and strategy to emphasize our on-demand offering. Recurring revenues accounted for 45% of our total revenues in the first quarter of 2009 compared to 29% in the first quarter of 2008. Revenues from our on-demand offering are more predictable than license revenues and allow us to better align our cost structure.
     Given our continuing transition toward the on-demand model, we believe that the cumulative annual contract value (ACV) of our booked on-demand business has become a meaningful indicator of our future operating performance and financial condition. Cumulative ACV represents the total ACV of all our on-demand contracts less canceled on-demand ACV as of a given date. As such, in our first quarter earnings call on April 30, 2009 we discussed cumulative ACV of our on-demand business as of the earnings release date. Because on-demand contracts are subject to cancellation and expiration, there is no guarantee that our current cumulative ACV will ultimately all be recognized as revenues.
      During our first quarter earnings call, we reported that as of that date our cumulative ACV was $27.4 million, which included $1.9 million of new ACV, partially offset by $0.5 million of canceled ACV, since January 1, 2009. Of the new ACV, $0.8 million was booked during the first quarter and $1.1 million was booked between April 1 and April 30, 2009. Of the canceled ACV, $0.3 million was canceled during the first quarter and $0.2 million was canceled between April 1 and April 30, 2009. We are providing the foregoing details regarding the timing of new and canceled ACV because our cumulative ACV as of the earnings release date reflected changes to our ACV since our last reported results over a period of four months. Upon further consideration and to avoid confusion, we intend to disclose our cumulative ACV, as well as additions and cancellations, as of the balance sheet date for each reporting period, rather than as of the earnings release date as we had indicated in our first quarter earnings call.
     While we continue to focus on driving more recurring revenues from our on-demand offering, we still have customers who want to deploy our solutions on their own premises. As such, we will continue to offer and support the traditional software license model that some of our customers still prefer.
     During the quarter we continued to make progress on streamlining our cost model. These efforts led to a continued improvement in our services margin and further decreases to our operating costs. Services margin improved to 17% for the quarter. This compares to our fourth quarter 2008 services margin of 6% and the 2008 full year services margin of 10%. Operating expenses decreased both on a year on year and consecutive quarter basis. Operating expenses decreased by 10% in the first quarter of 2009 compared to the first quarter of 2008 and decreased by 16% in the first quarter of 2009 compared to the fourth quarter of 2008. These decreases reflect the cost saving actions taken during the past year and a half. We completed reductions in workforce and recorded charges of approximately $1.5 million in 2007, $1.6 million in 2008 and $0.2 million in the first quarter of 2009 in connection with severance and termination-related costs, most of which were severance-related cash expenditures. We realized cost savings during the first quarter of 2009 from the reductions in force, and we expect to realize additional savings in the remainder of 2009 related to these actions. The October 2008 cost savings program was substantially completed in the fourth quarter of 2008 and will be fully completed in the first half of 2009. As of March 31, 2009, accrued restructuring charges were $0.2 million.
Stock Repurchase Program
     On November 27, 2007, our Board of Directors authorized a one-year program for the repurchase of up to $10 million of our outstanding common stock. On October 21, 2008, our Board of Directors re-authorized the program for the repurchase of up to $5 million of our outstanding common stock, which represented the unused balance of the program initially approved in 2007. During 2008 under these repurchase programs we executed the repurchase of 1,994,000 shares for a total cost of approximately $8.0 million. During the three months ended March 31, 2009 under these repurchase programs we executed the repurchase of 248,000 shares for a total cost of approximately $0.7 million. The repurchased shares have been constructively retired for accounting purposes. During the three months ended March 31, 2009, our Board of Directors suspended the repurchase program.
Challenges and Risks
     In response to market demand, we shifted our primary business focus from the sale of perpetual licenses for our products to the provision of our software as a service through our on-demand offering. Our on-demand model provides more predictable quarterly revenues. During 2008 we were able to sustain positive margins on this service offering for the first time since launching the offering in 2006. However, over recent quarters we have experienced slower growth in our net new annual contract value for on-demand services than we had previously. If we are unable to significantly grow our on-demand business or continue to provide our on-demand services on a consistently profitable basis in the future, our business and operating results may be materially and adversely affected.

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
     Historically, a substantial portion of our revenues have been derived from sales of our products and services to customers in the financial and insurance industries. The recent substantial disruptions in these industries have resulted and may in the future result in these customers deferring or cancelling future planned expenditures of our products and services. Further, consolidations and business failures in these industries could result in substantially reduced demand for our products and services. In addition, the disruptions in these industries and the concurrent international financial crisis may cause other potential customers to defer or cancel future purchases of our products and services as they seek to conserve resources in the face of economic turmoil and the drastically reduced availability of capital in the equity and debt markets. Any of these developments, or the combination of these developments, may materially and adversely affect our revenues, operating results and financial condition in future periods.
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
     In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatments for similar transactions. We believe that the accounting policies discussed below and in our 2008 Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our management has reviewed these critical accounting policies, our use of estimates and the related disclosures with our audit committee.
     There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2009 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     Recent Accounting Pronouncements

     See Note 1 of our notes to condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.
Results of Operations
Comparison of the Three Months Ended March 31, 2009 and 2008
Revenues, cost of revenues and gross profit
     The table below sets forth the changes in revenues, cost of revenues and gross profit for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 (in thousands, except for percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Total	March 31,	of Total	Increase	Year over
	2009	Revenues	2008	Revenues	(Decrease)	Year
Revenues:
Recurring	$11,697	45%	$8,284	29%	$3,413	41%
Services	11,202	43%	15,855	56%	(4,653)	(29)%
License	3,001	12%	3,984	14%	(983)	(25)%

Total revenues	$25,900	100%	$28,123	100%	$(2,223)	(8)%

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Related	March 31,	of Related	Increase	Year over
	2009	Revenues	2008	Revenues	(Decrease)	Year
Cost of revenues:
Recurring	$5,785	49%	$3,279	40%	$2,506	76%
Services	9,309	83%	12,688	80%	(3,379)	(27)%
License	191	6%	242	6%	(51)	(21)%

Total cost of revenues	$15,285		$16,209		$(924)

Gross profit:
Recurring	$5,912	51%	$5,005	60%	$907	18%
Services	1,893	17%	3,167	20%	(1,274)	(40)%
License	2,810	94%	3,742	94%	(932)	(25)%

Total gross profit	$10,615	41%	$11,914	42%	$(1,299)	(11)%

Revenues
     Recurring Revenues. Recurring revenues increased by $3.4 million, or 41%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase is primarily the result of an increase of $3.7 million in on-demand subscription revenues in the first quarter of 2009. This increase is attributable to the increase in the number of existing on-demand customers for which we recognized revenue as all elements of the related customer contracts were delivered during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Support revenues for maintenance services decreased by $0.3 million in the first quarter of 2009 compared to the first quarter of 2008, which was a result of existing customers converting to our on-demand service and decreased license sales to new customers.
     Services Revenues. Services revenues decreased by $4.7 million, or 29%, in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease was due to shorter on-demand implementation cycles, an increase in implementations led by our third-party partner consulting firms and decreased license sales to new customers. The decrease also reflects a $0.5 million adverse effect due to currency exchange rate fluctuations. Services revenue for the three months ended March 31, 2008 benefitted from a one-time fee of approximately $0.8 million paid to us by one of our customers that was acquired and terminated our services. In the near term we continue to see downward pressure on our services revenue as we completed several on-demand and on-premise customer implementations during the first quarter of 2009 that will not be immediately replaced with new projects.
     License Revenues. License revenues decreased $1.0 million, or 25%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease was attributable to the shift of our primary business focus from the sale of perpetual licenses for our products to the provision of our software as a service through our on-demand offering. The decrease also reflects a $0.4 million adverse effect due to currency exchange rate fluctuations. Our average license revenue per transaction for the first quarter of 2009 was $0.6 million compared to $0.7 million in the first quarter of 2008. We had one transaction in the first quarter of 2009 with a license value over $1.0 million, which was the same as the first quarter of 2008. We expect our license revenues to continue to fluctuate from quarter to quarter in the near term since we generally complete a relatively small number of transactions in a quarter and the revenue on those software license sales can vary widely. Over time we expect license revenues to comprise a smaller percentage of total revenues as we continue to shift our emphasis towards our on-demand business model.
Cost of Revenues and Gross Margin
     Cost of Recurring Revenues. Cost of recurring revenues increased by $2.5 million or 76% in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase was due to the incremental cost associated with the large number of customers who went live with our on-demand services during the first quarter of 2009. As these customers transitioned from implementation to fully operational, additional resources were utilized to ensure a smooth transition process. In addition, we are continuing to invest in new service offerings and the mid-market, which also contributed to the increase in cost of recurring revenues.
     Cost of Services Revenues. Cost of services revenues decreased by $3.4 million or 27% in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease was attributable to the decrease in related services revenues as discussed above and decreases in personnel and subcontractor costs.
     Cost of License Revenues. Cost of license revenues decreased by $51,000 or 21% in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease was primarily the result of the allocation of amortization expense for intangible assets comprised of third-party software licenses used in our products to cost of recurring revenues.
     Gross Margin. Our overall gross margin decreased to 41% in the three months ended March 31, 2009 from 42% in the three months ended March 31, 2008. Recurring gross margin declined from 60% in the first quarter of 2008 to 51% in the first quarter of 2009 primarily due to the incremental cost associated with the large number of customers who went live with our on-demand services during the first quarter of 2009 and our investment in new services offerings as discussed above. We expect our margins on recurring revenues will continue to fluctuate in future periods to the extent we continue to invest in on-demand and experience variations in the rate of go-live transitions in a quarter. Services gross margin declined from 20% in the first quarter of 2008 to 17% in the first quarter of 2009. While services gross margin decreased on a quarter-to-quarter basis, when compared with the 10% services gross margin in 2008 our 17% services gross margin for the three months ended March 31, 2009 reflects the progress we have made over the last several months to improve the profitability of our services business. License gross margin remained essentially flat at 94% in the first quarter of 2008 and 2009. In the future, we expect our gross margins to fluctuate depending primarily on the mix of recurring and services revenues versus license revenues.
Operating Expenses
     The table below sets forth the changes in operating expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 (in thousands, except percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Total	March 31,	of Total	Increase	Year over
	2009	Revenues	2008	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$5,862	23%	$7,376	26%	$(1,514)	(21)%
Research and development	3,801	15%	3,685	13%	116	3%
General and administrative	3,567	14%	3,394	12%	173	5%
Restructuring	166	1%	397	1%	(231)	(58)%

Total operating expenses	$13,396	52%	$14,852	53%	$(1,456)	(10)%

     Sales and Marketing. Sales and marketing expenses decreased $1.5 million, or 21%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease was primarily attributable to decreases in personnel costs of $0.8 million due to reductions in headcount and a decrease in commission payments resulting from decreased license sales. The decrease was also driven by a decrease in professional fees of $0.2 million, a decrease in travel costs of $0.1 million, a decrease in facilities and other expenses of $0.1 million and a decrease in stock-based compensation as discussed below. The reduction in commission expense is, in part, reflective of the shift our business focus to our on-demand offering and away from the license model. Commission expenses associated with on-demand arrangements are deferred and then amortized over the non-cancelable term of the contract as the related revenue is recognized; whereas commission expenses related to license sales are incurred in the period the transaction occurs.
     Research and Development. Research and development expenses increased $0.1 million, or 3%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase was primarily due to an increase in professional fees of $0.2 million for costs related to our new offshore resource center. The offshore resource center has helped us reduce overall engineering costs, and the cost to headcount ratio for an onshore engineer versus an offshore engineer is 3 to 1. As such, we have been able to maintain the same level of engineering support and development while controlling our costs. The increase was also partially offset by a decrease in stock-based compensation as discussed below. We expect our research and development expense to increase in each of the remaining quarters of 2009 as compared to the same periods in 2008 as we continue to invest in product development.
     General and Administrative. General and administrative expenses increased $0.2 million, or 5%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase was primarily due to an increase in bad debt expense of $0.1 million and an increase in business and miscellaneous state taxes of $0.1 million. The increase was partially offset by a decrease in stock-based compensation as discussed below.
     Restructuring. Restructuring charges decreased $0.2 million, or 58%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. We recorded restructuring charges of $0.2 million in the first quarter of 2009 and $0.4 million in the first quarter of 2008 in connection with severance and termination-related costs, most of which were severance-related cash expenditures. The October 2008 cost savings program was substantially completed in the fourth quarter of 2008 and will be fully completed in the first half of 2009. As of March 31, 2009 accrued restructuring charges were $0.2 million. We expect to incur restructuring charges of $0.2 million in the second quarter of 2009.
Stock-Based Compensation
     The following table sets forth a summary of our stock-based compensation expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	March 31,	March 31,	Increase	Year over
	2009	2008	(Decrease)	Year
Stock-based compensation:
Cost of recurring revenues	$163	$137	$26	19%
Cost of services revenues	13	290	(277)	(96)%
Sales and marketing	232	489	(257)	(53)%
Research and development	142	290	(148)	(51)%
General and administrative	427	525	(98)	(19)%

Total stock-based compensation	$977	$1,731	$(754)	(44)%

     Total stock-based compensation expenses decreased $0.8 million or 44% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The overall decrease was primarily attributable to the decrease in our stock price over the past year and a half and employees with unvested options and awards having left the Company.
Other Items
     The table below sets forth the changes in other items for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	March 31,	March 31,	Increase	Year over
	2009	2008	(Decrease)	Year
Interest and other income (expense)	$29	$531	$(502)	(95)%

Provision (benefit) for income taxes	$58	$221	$(163)	(74)%

     Interest and Other Income
     Interest and other income decreased $0.5 million, or 95%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The decrease was primarily attributable to the $0.3 million decrease in interest income generated on our investments as a result of a lower average investments balance in the first quarter of 2009 compared to the first quarter of 2008 and lower interest rates in the first quarter of 2009 compared to the first quarter of 2008. The decrease also included a $0.2 million increase in loss on foreign currency transactions as a result of a stronger U.S. dollar and the put option loss of $0.1 million, partially offset by the gain on investments of $0.1 million recorded on our auction rate securities.
     Provision for Income Taxes
     Provision for income taxes was $58,000 for the three months ended March 31, 2009 compared to a provision for income taxes of $221,000 for the three months ended March 31, 2008. The decrease is due to lower foreign withholding taxes in the first quarter of 2009 as compared to the first quarter of 2008. The provision in the first quarter of 2009 was primarily the result of $53,000 in foreign withholding taxes partially offset by a $21,000 benefit for research and development and alternative minimum tax credits, which we elected to accelerate in lieu of bonus depreciation, in accordance with the American Recovery and Reinvestment Act of 2009. Under this act, which extended for one additional year the special provision enacted as part of the Housing and Economic Recovery Act of 2008, corporations eligible for 50% bonus depreciation on property placed in service during the period January 1 through December 31, 2009 may elect to claim a special refundable credit amount in lieu of bonus depreciation. In making the election, we will receive a cash benefit from the current utilization of carry forward credits, in exchange for relinquishing a larger net operating loss otherwise generated by bonus depreciation.
Liquidity and Capital Resources
     As of March 31, 2009, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $33.9 million and accounts receivable of $24.1 million. Our accounts receivable at March 31, 2009 reported in this quarterly report is approximately $1.0 million less than originally reported in our earnings release on April 30, 2009, which resulted from the correction of an arithmetic error. Our deferred revenue was also reduced by the same amount as a result of the error correction.
     Net Cash Used in Operating Activities. Net cash used in operating activities was $2.2 million for the three months ended March 31, 2009 compared to $0.1 million for the three months ended March 31, 2008. The significant cash receipts and outlays for the two periods are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cash collections	$25,910	$29,098
Payroll related costs	(18,269)	(18,811)
Professional services	(6,240)	(5,861)
Employee expense reports	(1,671)	(1,795)
Facilities related costs	(1,309)	(1,317)
Third-party royalty payments	(245)	(102)
Restructuring payments	(787)	(813)
Other	421	(460)

Net cash (used in) provided by operating activities	$(2,190)	$(61)

     Net cash used in operating activities increased $2.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The use of cash was primarily attributable to a $3.2 million decrease in cash collections resulting from slower accounts receivable collections and a $0.4 million increase in professional services costs related to the increased use of our offshore resource center, partially offset by a $0.9 million decrease in employee reimbursable expenses and other costs and a $0.5 million decrease in payroll-related costs due to an decrease in headcount.

     Net Cash Used in Investing Activities. Net cash used in investing activities was $11.5 million for the three months ended March 31, 2009 compared to $2.5 million for the three months ended March 31, 2008. Net cash used in investing activities during the three months ended March 31, 2009 was due to purchases of investments of $10.8 million, purchases of property and equipment of $0.6 million and purchases of intangible assets of $0.1 million. Net cash used in investing activities during the three months ended March 31, 2008 was due to cash paid for the Compensation Technologies acquisition of $7.5 million, purchases of investments of $7.2 million, purchases of property and equipment of $0.5 million and purchases of intangible assets of $0.1 million, partially offset by proceeds from maturities and sale of investments of $12.8 million.
     Net Cash Used in Financing Activities. Net cash used in financing activities was $11,000 for the three months ended March 31, 2009 compared to $107,000 for the three months ended March 31, 2008. Net cash used in financing activities during the three months ended March 31, 2009 was due to cash paid for repurchases of stock of $0.7 million and cash used to net share settle equity awards of $0.3 million, partially offset by cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $1.0 million. The net cash used in financing activities for the three months ended March 31, 2008 was due to cash paid for repurchases of stock of $2.5 million, partially offset by cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $2.4 million.
Auction Rate Securities
     See Application of Critical Accounting Policies and Use of Estimates — Investments and Note 4 - Investments of our notes to condensed consolidated financial statements for information regarding our auction rate securities.
Contractual Obligations and Commitments
     The following table summarizes our contractual cash obligations (in thousands) at March 31, 2009. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the table. In addition, to the extent that payments for unconditional purchase commitments for goods and services are based, in part, on volume or type of services required by us, we included only the minimum volume or purchase commitment in the table below.

	Payments due by Period
		Remaining					2014
Contractual Obligations	Total	2009	2010	2011	2012	2013	and beyond
Operating lease commitments	$5,433	$1,935	$1,972	$829	$156	$161	$380

Unconditional purchase commitments	$2,469	$1,635	$562	$172	$100	$—	$—

     For our New York, New York and San Jose, California offices, we had two certificates of deposit totaling approximately $434,000 as of March 31, 2009 and December 31, 2008, pledged as collateral to secure letters of credit required by our landlords for security deposits.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is also a result of fluctuations in interest rates and foreign exchange rates. See Application of Critical Accounting Policies and Use of Estimates — Investments and Note 4 — Investments of our notes to condensed consolidated financial statements for information regarding our auction rate securities.
     We do not hold or issue financial instruments for trading purposes except for certain auction rate securities, and we invest in investment grade securities. We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our investment portfolios, which is approved by our Board of Directors. The guidelines also establish credit quality standards, limits on exposure to any one security issue, limits on exposure to any one issuer and limits on exposure to the type of instrument.
     Financial instruments that potentially subject us to market risk are short-term investments, long-term investments and trade receivables. We mitigate market risk by monitoring ratings, credit spreads and potential downgrades for all bank counterparties on at least a quarterly basis. Based on our on-going assessment of counterparty risk, we will adjust our exposure to various counterparties.
     Interest Rate Risk. We invest our cash in a variety of financial instruments, consisting primarily of investments in money market accounts, certificates of deposit, high quality corporate debt obligations, United States government obligations, auction rate securities and the related put option asset.
     Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At March 31, 2009, the average maturity of our investments was approximately three months, and all investment securities other than auction rate securities had maturities of less than 24 months. The following table presents certain information about our financial instruments except for auction rate securities at March 31, 2009 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
			Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sale securities	$23,662	$5,006	$28,668	$28,657
Weighted average interest rate	0.56%	1.61%
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of March 31, 2009, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to market risk related to debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest rate market risk.
     Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, Germany, Canada and Australia operations, are generally denominated in U.S. dollars. For the three months ended March 31, 2009 approximately 17% of our total revenue was denominated in foreign currency. Our exchange risks and foreign exchange losses have been minimal to date. The overall decrease in revenue for the first quarter of 2009 as compared to the first quarter of 2008 reflected a $0.9 million adverse effect due to currency exchange rate fluctuations. We expect to continue to transact a majority of our business in U.S. dollars.
     Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency transactions. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.
     As of March 31, 2009 we had no foreign currency forward exchange contracts. We entered into a foreign currency forward exchange contract during the second quarter of 2009.
     We had no unrealized gains and losses related to forward exchange contracts for the three months ended March 31, 2009. We do not anticipate any material adverse effect on our financial condition, results of operations or cash flows resulting from the use of these instruments in the immediate future. However, we cannot provide any assurance that our foreign exchange rate contract investment strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally, we hedge only a portion of our foreign currency exchange exposure. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations or cash flows.
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
     In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are from time to time a party to various litigation matters incidental to the conduct of our business, none of which, at the present time is likely to have a material adverse effect on our future financial results.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008. The risks discussed below and in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Factors That Could Affect Future Results
     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the factors discussed below and in our Annual Report on Form 10-K for 2008, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
     Uncertain Economic Conditions May Adversely Impact Our Business
     Our business may be adversely affected by the ongoing credit crises and deteriorating worldwide economic conditions. A weakening global economy, or decline in confidence in the economy, could adversely impact our business in a number of important respects. These include (i) reduced bookings and revenues, as a result of longer sales cycles, reduced, deferred or cancelled customer purchases and lower average selling prices; (ii) increased operating losses and reduced cash flows from operations; (iii) greater than anticipated uncollectible accounts receivables and increased allowances for doubtful accounts receivable; and (iv) impairment in the value of our financial and non-financial assets resulting in non-cash impairment charges.
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of amounts identified for specific customers. If the financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments, additional allowances may be required, and we may be required to defer revenue recognition on sales to affected customers, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.
Item 6. Exhibits
(a) Exhibits

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

4.3	Stockholders Rights Agreement dated September 2, 2004 (incorporated by reference herein from Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)

4.4	Amendment to Stockholders Rights Agreement dated September 28, 2004 (incorporated by reference herein from Exhibit 10.27.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)

10.1	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Commission on March 12, 2009)

10.2	Form of Executive Change of Control Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed with the Commission on March 12, 2009)

10.3	Form of Offer Letter for Executive Officers (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on March 12, 2009)

31.1	302 Certifications

32.1	906 Certification
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2009.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer, Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

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

4.3	Stockholders Rights Agreement dated September 2, 2004 (incorporated by reference herein from Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)

4.4	Amendment to Stockholders Rights Agreement dated September 28, 2004 (incorporated by reference herein from Exhibit 10.27.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)

10.1	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Commission on March 12, 2009)

10.2	Form of Executive Change of Control Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed with the Commission on March 12, 2009)

10.3	Form of Offer Letter for Executive Officers (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on March 12, 2009)

31.1	302 Certifications

32.1	906 Certification