Form 10-Q
period 2009-06-30
CALLIDUS SOFTWARE INC
filed 2009-08-07
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 30,051,875 shares of the registrant’s common stock, par value $0.001, outstanding on July 31, 2009, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 4. Submission of Matters to a Vote of Security Holders	41
Item 6. Exhibits	42
Signatures	43
Exhibit Index	44
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-32.1
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,501	$35,390
Short-term investments	14,713	1,455
Accounts receivable, net	15,225	22,710
Deferred income taxes	360	360
Prepaid and other current assets	3,079	4,104

Total current assets	57,878	64,019
Long-term investments	877	3,828
Property and equipment, net	5,443	4,890
Goodwill	5,528	5,655
Intangible assets, net	3,747	3,208
Deferred income taxes, noncurrent	811	811
Deposits and other assets	871	1,468

Total assets	$75,155	$83,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,672	$2,447
Accrued payroll and related expenses	4,888	7,128
Accrued expenses	4,191	5,027
Deferred income taxes	816	816
Deferred revenue	20,159	21,881

Total current liabilities	32,726	37,299
Long-term deferred revenue	505	1,202
Deferred income taxes, noncurrent	72	—
Other liabilities	1,621	1,412

Total liabilities	34,924	39,913

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized;
29,970 and 29,240 shares issued and outstanding at
June 30, 2009 and December 31, 2008, respectively	30	29
Additional paid-in capital	209,629	207,493
Accumulated other comprehensive income	240	121
Accumulated deficit	(169,668)	(163,677)

Total stockholders’ equity	40,231	43,966

Total liabilities and stockholders’ equity	$75,155	$83,879

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Unaudited)
Revenues:
Recurring	$11,802	$10,051	$23,499	$18,335
Services	9,407	11,539	20,609	27,394
License	1,161	1,872	4,162	5,856

Total revenues	22,370	23,462	48,270	51,585
Cost of revenues:
Recurring	5,416	3,670	11,201	6,949
Services	7,671	10,956	16,980	23,644
License	251	108	442	350

Total cost of revenues	13,338	14,734	28,623	30,943

Gross profit	9,032	8,728	19,647	20,642

Operating expenses:
Sales and marketing	5,444	7,213	11,306	14,589
Research and development	3,673	3,465	7,474	7,150
General and administrative	2,683	3,339	6,250	6,733
Restructuring	639	—	805	397

Total operating expenses	12,439	14,017	25,835	28,869

Operating loss	(3,407)	(5,289)	(6,188)	(8,227)
Interest and other income (expense), net	161	280	190	811

Loss before provision (benefit) for income taxes	(3,246)	(5,009)	(5,998)	(7,416)
Provision (benefit) for income taxes	88	122	146	343

Net loss	$(3,334)	$(5,131)	$(6,144)	$(7,759)

Net loss per share - basic and diluted
Net loss per share	$(0.11)	$(0.17)	$(0.21)	$(0.26)

Shares used in basic and diluted per share computation	29,942	29,989	29,747	29,873

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,144)	$(7,759)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,433	1,141
Amortization of intangible assets	848	1,367
Provision for doubtful accounts and service remediation reserves	(46)	(55)
Stock-based compensation	2,212	3,896
Loss on disposal of property	3	2
Deferred income taxes	72	—
Net accretion on investments	15	(140)
Put option (gain) loss	306	—
(Gain) loss on investments classified as trading securities	(373)	—
Changes in operating assets and liabilities:
Accounts receivable	7,704	11,318
Prepaid and other current assets	935	(984)
Other assets	189	559
Accounts payable	234	(1,518)
Accrued expenses	(2,270)	(2,521)
Accrued payroll and related expenses	(1,814)	(1,347)
Accrued restructuring	(488)	(972)
Deferred revenue	(2,442)	4,366

Net cash provided by (used in) operating activities	374	7,353

Cash flows from investing activities:
Purchases of investments	(13,260)	(13,919)
Proceeds from maturities and sale of investments	3,450	23,600
Purchases of property and equipment	(1,147)	(1,258)
Purchases of intangible assets	(506)	(100)
Acquisition, net of cash acquired	(14)	(7,500)
Change in restricted cash	202	—

Net cash provided by (used in) investing activities	(11,275)	823

Cash flows from financing activities:
Net proceeds from issuance of common stock	990	3,497
Repurchases of stock	(742)	(3,721)
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(319)	—

Net cash (used in) provided by financing activities	(71)	(224)

Effect of exchange rates on cash and cash equivalents	83	(29)

Net increase (decrease) in cash and cash equivalents	(10,889)	7,923
Cash and cash equivalents at beginning of period	35,390	21,813

Cash and cash equivalents at end of period	$24,501	$29,736

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$1

Non-cash investing and financing activities:
Purchases of property and equipment not paid as of quarter-end	$1,445	$1,082

Purchases of intangible assets not paid as of quarter-end	$981	$—

Deferred direct stock-based compensation costs	$(3)	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of June 30, 2009 and the three and six months ended June 30, 2009 and 2008 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
     Corrections of Immaterial Errors
     As disclosed in the 2008 Form 10-K, the Company made immaterial revisions to prior periods. As part of the revisions, $88,000 was recorded to interest and other income in the three and six months ended June 30, 2008 in this filing.
     Reclassifications
     Certain immaterial amounts from prior quarters in 2008 as reported in the condensed consolidated statements of operations and statement of cash flows have been reclassified to conform to the current period presentation.
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
     Use of Estimates
     Preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (SEC) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, the allocation of the value of purchase consideration, reserves related to income taxes, valuation of certain investments, allowances for doubtful accounts and service remediation reserves, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairment charges, accrued liabilities and other contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates such estimates and assumptions on an ongoing basis using historical experience and considers other factors, including the current economic environment, for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and declines in IT spending by companies have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates. Changes in those estimates, if any, resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
     Fair Value of Financial Instruments and Concentrations of Credit Risk
     The fair value of the Company’s financial instruments, including cash and cash equivalents and short-term investments, accounts receivable and accounts payable, approximate their respective carrying value due to their short maturity. See Note 4 – Investments for discussion regarding the valuation of the Company’s auction rate securities. Financial instruments that potentially subject the Company to concentrations of credit risk are short-term investments, long-term investments and trade receivables. The Company mitigates concentration of risk by monitoring ratings, credit spreads and potential downgrades for all bank counterparties on at least a quarterly basis. Based on the Company’s on-going assessment of counterparty risk, the Company will adjust its exposure to various counterparties.
     The Company’s customer base consists of businesses throughout the Americas, Europe Middle East Africa and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of June 30, 2009, the Company had one customer comprising greater than 10% of net accounts receivable. As of December 31, 2008, the Company had no customers comprising greater than 10% of net accounts receivable.
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
     Below is a summary of the changes in the Company’s reserve accounts for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Balance at	Provision,		Balance at
	Beginning	Net of		End of
	of Period	Recoveries	Write-Offs	Period
Allowance for doubtful accounts
Three months ended June 30, 2009	$581	$16	$(58)	$539
Three months ended June 30, 2008	128	(15)	—	113
Six months ended June 30, 2009	550	73	(84)	539
Six months ended June 30, 2008	154	(41)	—	113

	Balance at		Remediation	Balance at
	Beginning		Service	End of
	of Period	Provision	Claims	Period
Service remediation reserve
Three months ended June 30, 2009	$382	$162	$(264)	$280
Three months ended June 30, 2008	288	178	(255)	211
Six months ended June 30, 2009	399	652	(771)	280
Six months ended June 30, 2008	225	499	(513)	211
     Restricted Cash
     Included in prepaid and other current assets and deposits and other assets in the condensed consolidated balance sheets at June 30, 2009 and December 31, 2008 is restricted cash totaling $232,000 and $434,000, respectively, related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in either prepaid and other current assets or deposits and other assets based on the remaining contractual term for the release of the restriction.
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
     If consulting services for implementation and configuration associated with an on-demand arrangement do not qualify as a separate unit of accounting, the Company will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, the Company will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. The deferred costs on the Company’s consolidated balance sheets for these consulting arrangements totaled $1.3 million and $2.6 million at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, $0.9 million and $2.0 million, respectively, of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the consolidated balance sheets.
     Included in the deferred costs for on-demand arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand offering was $0.5 million and $0.8 million at June 30, 2009 and December 31, 2008, respectively.
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
     Perpetual License Revenue
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
     Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, the release of restricted stock, and purchases of employee stock purchase plan (ESPP) shares to the extent these shares are dilutive. For the three and six months ended June 30, 2009 and 2008, the diluted net loss per share calculation was the same as the basic net loss per share calculation, as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Restricted stock	1,066	1,211	1,096	995
Stock options	6,646	6,636	6,660	6,969
ESPP	302	219	265	187

Totals	8,014	8,066	8,021	8,151

     The weighted-average exercise price of stock options excluded from weighted average common shares during the three and six months ended June 30, 2009 was $4.83 and $4.84 per share, respectively, as compared to the weighted average exercise price of stock options excluded from weighted average common shares during the three and six months ended June 30, 2008 of $5.22 and $5.19 per share, respectively.
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, as the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. The Company adopted the accounting pronouncement as it relates to financial assets and liabilities as of January 1, 2008. Effective January 1, 2009, the Company adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The adoption had no impact on the Company’s financial position or results of operations in the three and six months ended June 30, 2009.
     In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R requires the use of “full fair value” to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company adopted SFAS 141R. The adoption did not have an impact on the Company’s condensed consolidated financial statements as the Company did not acquire any businesses nor did it have an impact from existing goodwill from previous acquisitions in the three and six months ended June 30, 2009.
     In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(R)-1. This FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS 5 if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141R. FSP FAS 141(R)-1 is effective for annual periods beginning on or after December 15, 2008. Effective January 1, 2009, the Company adopted SFAS 141R. The adoption did not have an impact on the Company’s condensed consolidated financial statements as the Company did not acquire any businesses in the three and six months ended June 30, 2009.
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
     In September 2008, the FASB issued Emerging Issues Task Force No. 08-7 Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 requires that an acquired defensive intangible asset be accounted for as a separate unit of accounting at acquisition, not combined with the acquirer’s recognized or unrecognized intangible assets. An intangible asset acquired in a business combination or an asset acquisition that an entity does not intend to actively use but does intend to prevent others from using, has been commonly referred to as a “defensive asset” or a “locked-up asset” because while the asset is not being actively used, it is likely contributing to an increase in the value of other assets owned by the entity. The useful life of the asset should be determined as the period over which the reporting entity expects a defensive asset to contribute directly or indirectly to the entity’s future cash flows, in accordance with paragraph 11 of SFAS 142. EITF 08-7 is effective for defensive assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and shall be applied prospectively. Effective January 1, 2009, the Company adopted EITF 08-7. The adoption did not have an impact on our condensed consolidated financial statements as the Company did not acquire any defensive intangible assets in the three and six months ended June 30, 2009.
     In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). This FSP provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS-157-4 in the second quarter of 2009. See Note 4 – Investments for additional discussion.
     In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). This FSP enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 107-1 and APB 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values of these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. Since FSP FAS 107-1 and APB 28-1 only requires additional disclosures and all financial instruments are reflected on the balance sheet at fair value, the adoption did not have an impact on the condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). This FSP provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 and FSP FAS 124-2 in the second quarter of 2009. See Note 4 — Investments for additional discussion.
     In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted SFAS 165 in the second quarter of 2009. Since SFAS 165 only requires additional disclosures, the adoption will not have an impact on the condensed consolidated financial statements. See Note 11 – Subsequent Events for additional discussion.
     In July 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). The Codification will become the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The change divides nongovernmental U.S. GAAP into the authoritative Codification and guidance that is nonauthoritative. The contents of the Codification will carry the same level of authority, eliminating the four-level GAAP hierarchy previously set forth in SFAS 162, which has been superseded by SFAS 168. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. Since SFAS 168 only requires modified disclosures, the adoption will not have an impact on the condensed consolidated financial statements.
2.  Restructuring
     In October 2008, management approved a cost savings program to reduce the Company’s workforce. The Company incurred restructuring charges of $1.2 million in the fourth quarter of 2008 and $0.2 million in the first quarter of 2009 in connection with severance and termination-related costs, most of which are severance-related cash expenditures. The October 2008 cost savings program was substantially completed in the fourth quarter of 2008 and was fully completed in the first half of 2009.
     In May and June 2009, management approved cost savings programs to reduce the Company’s workforce. The Company incurred restructuring charges of $0.6 million in the second quarter of 2009 in connection with severance and termination-related costs, most of which are severance-related cash expenditures. The May 2009 cost savings program was fully completed in the second quarter of 2009. The June 2009 cost savings program will be fully completed in the second half of 2009. As of June 30, 2009 accrued restructuring charges were $0.3 million.

     Total costs incurred to date and total costs expected to be incurred of $3.9 million include restructuring charges of $1.5 million in 2007, $1.6 million in 2008, $0.2 million in the first quarter of 2009 and $0.6 million in the second quarter of 2009.
     The following table sets forth a summary of accrued restructuring charges for 2009 (in thousands):

						Total Costs	Total Costs
	December 31,	Cash			June 30,	Incurred to	Expected to
	2008	Payments	Additions	Adjustments	2009	Date	be Incurred
Severance and termination related costs	$810	$(1,269)	$826	$(41)	$326	$3,904	$3,904

Total accrued restructuring charges	$810	$(1,269)	$826	$(41)	$326	$3,904	$3,904

     See Note 11 — Subsequent Events for further discussion.
3. Goodwill and Intangible Assets
     Goodwill as of June 30, 2009 and December 31, 2008 was $5.5 million and $5.7 million, respectively. The change is due to an adjustment to the previous estimates for the lease liability valuation associated with the CT acquisition as a result of actual operating costs.
     Intangible assets consisted of the following as of June 30, 2009 and December 31, 2008 (in thousands):

	December 31,	December 31,			June 30,
	2008	2008		Amortization	2009
	Cost	Net	Additions	Expense	Net
Purchased technology	$3,579	$1,624	$1,387	$(535)	$2,476
Customer backlog	1,500	63	—	(63)	—
Customer relationships	2,000	1,521	—	(250)	1,271

Total intangible assets, net	$7,079	$3,208	$1,387	$(848)	$3,747

     Intangible assets include third-party software licenses used in our products and acquired assets related to the Compensation Technologies (CT) acquisition completed in 2008. Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred. The $1.4 million in additions are for purchases of third-party software licenses used in our products, and include $0.4 million purchased in the first quarter of 2009 and $1.0 million purchased in the second quarter of 2009. Amortization expense related to intangible assets was $0.4 million and $0.8 million for the three and six months ended June 30, 2009, respectively, as compared to amortization expense of $0.7 million and $1.4 million for the three and six months ended June 30, 2008, respectively, and was charged to cost of revenues for purchased technology and customer backlog and sales and marketing expense for customer relationships. The Company’s intangible assets are amortized over their estimated useful lives of one to five years. Total future expected amortization is as follows (in thousands):

	Purchased	Customer
	Technology	Relationships
Year Ending December 31:
Remainder of 2009	$807	$250
2010	937	500
2011	524	500
2012	208	21
2013	—	—
2014 and beyond	—	—

Total expected future amortization	$2,476	$1,271

4. Investments
     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Except for certain auction rate securities that are classified as trading, debt and marketable equity securities are classified as available for sale and carried at estimated fair value, which is determined based on the inputs discussed below. Those securities that are classified as trading are designated as short-term investments due to a contractual agreement that allows the Company to sell securities at par value within the next year. The total estimated fair value of such trading securities at June 30, 2009 was $3.5 million, which includes gains on investments of $0.3 million and $0.4 million for the three and six months ended June 30, 2009, respectively.
     The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. The Company considers all investments that are available for sale that have a maturity date of longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. The auction rate security classified as available for sale is designated as a long-term investment due to the inability to sell this security in the current market.
     Interest is included in interest and other income, net, in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities were as follows at June 30, 2009 (in thousands):

				Gain (Loss) on
				Investments
				Recorded in the
	Amortized	Unrealized	Unrealized	Statement of	Estimated
June 30, 2009	Cost	Gains	Losses	Operations	Fair Value
Money market funds	$17,759	$—	$—	$—	$17,759
Certificates of deposit	720	—	—	—	720
Auction-rate securities classified as available for sale	900	—	(23)	—	877
Corporate notes and obligations	6,018	9	—	—	6,027
U.S. government and agency obligations	4,500	12	(1)	—	4,511

Investments in debt and equity securities	$29,897	$21	$(24)	$—	$29,894

	June 30,	December 31,
	2009	2008
Recorded as:
Cash equivalents	$17,759	$27,202
Short-term investments	14,713	1,455
Long-term investments	877	3,828

	$33,349	$32,485

     The Company had no realized gains or losses on sales of investments for the three and six months ended June 30, 2009 and 2008, respectively. The Company had proceeds of $3.5 million par value from maturities and sales of investments for the three months ended June 30, 2009.
     The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at June 30, 2009 and December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2009	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$17,759	$17,759	$—	$—
Certificates of deposit (3)	720	—	720	—
Auction-rate securities (2), (3)	4,332	—	—	4,332
Corporate notes and obligations (3)	6,027	—	6,027	—
U.S. government and agency obligations (3)	4,511	—	4,511	—
Asset associated with put option (4)	186	—	—	186

Total	$33,535	$17,759	$11,258	$4,518

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet

(2)	$877K included in long-term investments on the condensed consolidated balance sheet

(3)	Except as indicated in (2), included in short-term investments on the condensed consolidated balance sheet

(4)	Included in prepaid and other current assets on the condensed consolidated balance sheet

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

(2)	Included in long-term investments on the consolidated balance sheet

(3)	Included in short-term investments on the consolidated balance sheet

(4)	Included in deposits and other assets on the consolidated balance sheet
     The table below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

				Cumulative
				Effect
		Gain (Loss)		Adjustment
	Balance at	Recorded in		as a Result	Balance at
	December 31,	Statement of	Unrealized	of Adopting	June 30,
	2008	Operations	Gain (Loss)	FSP FAS 115-2	2009
Auction-rate securities classified as trading	$3,081	$374	$—	$—	$3,455
Auction-rate securities classified as available for sale	747	—	(23)	153	877
Asset associated with put option	492	(306)	—	—	186

Total	$4,320	$68	$(23)	$153	$4,518

     Valuation of Investments and Put Option
     Level 2
     The Company’s corporate notes and obligations were valued using a pricing matrix from a reputable pricing service in order to calculate the amortized cost of the security (Level 2). The Company validates the estimated fair value received from the reputable pricing service on a quarterly basis.
     Level 3
     The Company valued its auction rate securities using unobservable inputs (Level 3). The Company utilized the income approach applying assumptions for interest rates using current market trends and an estimated term based on expectations from brokers for liquidity in the market and redemption periods agreed to by other broker-dealers. The Company also applied an adjustment for the lack of liquidity to the value determined by the income approach utilizing a put option model. As a result of the valuation assessment, the Company recorded a gain on investments classified as trading securities of $0.3 million and $0.4 million for the three and six months ended June 30, 2009, respectively, and an unrealized gain on investments classified as available-for-sale of $37,000 and $0.1 million for the three and six months ended

June 30, 2009, respectively. As a result of the adoption of FSP FAS 115-2 and FAS 124-2, the Company recorded a cumulative effect adjustment of $153,000 to increase the second quarter 2009 beginning unrealized loss on auction rate securities classified as available for sale, bringing the total unrealized gain/loss to $23,000, and decrease the second quarter 2009 beginning accumulated deficit. See further discussion below.
     In connection with certain of the auction rate securities, in October 2008, one financial institution where the Company holds auction rate securities issued certain put option rights to the Company, which entitles the Company to sell its auction rate securities to the financial institution for a price equal to the par value plus any accrued and unpaid interest. These rights to sell the securities are exercisable at any time during the period from June 30, 2010 to July 2, 2012, after which the rights will expire. As a result of the valuation assessment, the Company recorded a loss on the put option of $0.2 million and $0.3 million for the three and six months ended June 30, 2009, respectively. The auction rate securities to which the put option applies were recorded as short-term investments and the asset associated with the put option was recorded as prepaid and other current assets as of June 30, 2009, as the put may be exercised beginning June 30, 2010. These auction rate securities were recorded as long-term investments and the asset associated with the put option was recorded as deposits and other assets on the condensed consolidated balance sheets as of December 31, 2008.
     Adoption of FSP FAS 115-2 and FAS 124-2
     The Company recorded a cumulative effect adjustment of $153,000 to increase the second quarter 2009 beginning unrealized loss on investments and decrease the second quarter 2009 beginning accumulated deficit. This adjustment to beginning accumulated other comprehensive loss records the noncredit component of the impairment previously recognized in 2008 as the Company does not intend to sell its auction rate security and it is not more-likely-than-not that the Company will be required to sell that security before recovery. The cumulative effect adjustment relates to the Company’s one auction rate security classified as available for sale with an estimated fair value of $0.9 million, and was measured based on the discounted cash flows as of April 1, 2009.
     Changes in value of the Company’s auction rate securities since March 31, 2009 were allocated between credit loss factors and other factors. The Company considered the following factors when determining credit loss:
•	Adverse conditions specifically related to the security, industry, or geographic area (i.e., financial condition of the issuer, financial condition of the underlying assets, changes to the underlying business, and changes in the quality of the underlying assets);

•	the historical and implied volatility of the security;

•	the payment structure of the debt security (i.e., the increased / decreased probability of repayment);

•	failure of the issuer to make payments or default on obligations;

•	changes to the rating of the security; and

•	declines in value of the underlying assets.
     As the Company concluded that there was no other-than-temporary-impairment as of December 31, 2008 when using the modified definitions in FAS 115-2, the Company recorded the full impairment as an adjustment to opening accumulated deficit. In addition, the Company evaluated the credit loss and determined it was immaterial.

5. Commitments and Contingencies
     The Company is from time to time a party to various litigation matters and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters is likely to have a material adverse effect on the Company’s future financial results.
     In accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At June 30, 2009, the Company has not recorded any such liabilities in accordance with SFAS 5. The Company believes that it has valid defenses with respect to the legal matters pending against the Company and that the probability of a loss under such matters is not probable.
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
     The Company’s product license and on-demand agreements typically include a limited indemnification provision for claims by third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. To date, the Company has not incurred and therefore has not accrued for any costs related to such indemnification provisions.

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
     The following table summarizes revenues for the three and six months ended June 30, 2009 and 2008 by geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Americas	$19,744	$19,938	$40,865	$42,690
EMEA	2,452	3,343	6,767	8,186
Asia Pacific	174	181	638	709

	$22,370	$23,462	$48,270	$51,585

     Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.
     The Company had no individual customers responsible for 10% or more of its total revenues for the three and six months ended June 30, 2009 or 2008.
7. Comprehensive Loss
     Comprehensive loss is the total of net loss, unrealized gains and losses on investments and foreign currency translation adjustments. Unrealized gains and losses on investments and foreign currency translation adjustment amounts are excluded from net loss and are reported in other comprehensive loss in the accompanying condensed consolidated financial statements. The cumulative effect adjustment for the adoption of FSP FAS 115-2 and FAS 124-2 is not included in other comprehensive loss for the three and six months ended June 30, 2009 as it is an adjustment to the second quarter of 2009 beginning balances.

      The following table sets forth the components of comprehensive loss for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(3,334)	$(5,131)	$(6,144)	$(7,759)
Other comprehensive loss:
Change in unrealized gain (loss) on investments, net	68	(49)	139	(283)
Change in cumulative translation adjustments	135	(5)	133	(28)

Comprehensive loss	$(3,131)	$(5,185)	$(5,872)	$(8,070)

8. Stock-based Compensation
Expense Summary
     Under the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R), $1.2 million and $2.2 million of stock-based compensation expense was recorded for the three and six months ended June 30, 2009, respectively, in the condensed consolidated statements of operations. Of the total stock-based compensation expense, approximately $0.4 million and $0.9 million was related to stock options for the three and six months ended June 30, 2009, respectively, $0.2 million and $0.3 million was related to purchases of common stock under the ESPP and $0.6 million and $1.0 million was related to restricted stock units. For the three and six months ended June 30, 2008, $2.2 million and $3.9 million of stock-based compensation expense was recorded. Of the total stock-based compensation expense, approximately $0.7 million and $1.4 million was related to stock options for the three and six months ended June 30, 2008, respectively, $0.3 million and $0.5 million was related to purchases of common stock under the ESPP and $1.2 million and $2.0 million was related to restricted stock units.
     As of June 30, 2009, there was $5.0 million, $4.5 million and $0.6 million of total unrecognized compensation expense related to stock options, restricted stock units and the ESPP, respectively. This expense related to stock options, restricted stock units and the ESPP is expected to be recognized over a weighted average period of 2.40 years, 2.19 years and 0.63 years, respectively.

     The table below sets forth the functional classification of stock-based compensation expense for the three and six months ended June 30, 2009 and 2008 (in thousands, except percentage data):

	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
Stock-based compensation:
Cost of recurring revenues	$131	$177
Cost of services revenues	243	359
Sales and marketing	342	597
Research and development	267	331
General and administrative	252	701

Total stock-based compensation	$1,235	$2,165

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
Stock-based compensation:
Cost of recurring revenues	$294	$314
Cost of services revenues	256	649
Sales and marketing	574	1,086
Research and development	409	621
General and administrative	679	1,226

Total stock-based compensation	$2,212	$3,896

Determination of Fair Value
     The fair value of each restricted stock unit is estimated based on the market value of the Company’s stock on the date of grant. The fair value of each option award is estimated on the date of grant and the fair value of the ESPP is estimated on the beginning date of the offering period using the Black-Scholes valuation model and the assumptions noted in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock Option Plans
Expected life (in years)	0.50 to 3.50	2.50	0.50 to 3.50	2.50 to 3.50
Risk-free interest rate	0.30% to 1.50%	2.48%	0.30% to 1.50%	2.48% to 2.58%
Volatility	67% to 106%	42%	63% to 106%	42% to 44%
Dividend Yield	—	—	—	—

Employee Stock Purchase Plan
Expected life (in years)	0.49 to 1.00	0.50 to 1.00	0.49 to 1.00	0.50 to 1.00
Risk-free interest rate	0.46% to 0.62%	2.05% to 2.10%	0.46% to 0.62%	2.05% to 2.10%
Volatility	97% to 126%	48% to 61%	97% to 126%	48% to 61%
Dividend Yield	—	—	—	—
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
10. Related-Party Transactions
     In 2005, the Company entered into a service agreement with Saama Technologies, Inc. for software consulting services. William Binch, who was appointed to the Company’s Board of Directors in April 2005, is also currently a member of Saama’s board of directors. The Company incurred no expenses for services rendered by Saama for the three and six months ended June 30, 2009 and expenses of approximately $71,000 and $195,000 for services rendered by Saama for the three and six months ended June 30, 2008, respectively.
     In 2007, CT entered into an operating lease agreement with CCT Properties LLC for its office space. Robert Conti, who was appointed as Senior Vice President, Client Services, in January 2008 in connection with the acquisition of CT, is also a part owner of CCT Properties LLC. The Company incurred rent expense for the office space owned by CCT Properties of approximately $41,000 for the three months ended March 31, 2009 and rent expense for the office space owned by CCT Properties of approximately $45,000 and $90,000 for the three and six months ended June 30, 2008, respectively. Mr. Conti resigned from his position with the Company effective March 31, 2009.
     Subsequent to the acquisition of CT in 2008, the Company continued its service agreement with The Alexander Group, Inc. for software consulting services. Robert Conti, who was appointed as Senior Vice President, Client Services, in January 2008 in connection with the acquisition of CT, is also a part owner of The Alexander Group and continues to serve as its Senior Vice President and CFO. The Company incurred expenses of approximately $123,000 for services rendered by The Alexander Group for the three months ended March 31, 2009 and expenses of approximately $252,000 and $289,000 for services rendered by The Alexander Group for the three and six months ended June 30, 2008, respectively.

     Subsequent to the acquisition of CT in 2008, the Company continued to purchase hosting services from Level 3 Communications, Inc. Michele Vion, who was appointed to the Company’s Board of Directors in September 2005, is also currently the Senior Vice President, Human Resources, at Level 3 Communications. The Company incurred expenses of approximately $24,000 and $51,000 for hosting services rendered by Level 3 Communications for the three and six months ended June 30, 2009, respectively, and expenses of approximately $21,000 and $42,000 for hosting services rendered by Level 3 Communications for the three and six months ended June 30, 2008, respectively.
     The Company believes all of these agreements represent arms length transactions.
11. Subsequent Events
     The Company has evaluated the effects of any subsequent events through August 7, 2009, which is the date the financial statements were issued.
Restructuring
     In July 2009, management approved a cost savings program to reduce the Company’s workforce. The Company expects to incur restructuring charges of $1.6 million in the third quarter of 2009 in connection with severance and termination-related costs, most of which are severance-related cash expenditures. The July 2009 cost savings program will be fully completed in the second half of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for 2008 and with the unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q . This section of the Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, prospects, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature. These forward-looking statements include, but are not limited to, statements concerning the following: changes in and expectations with respect to our business strategy and products revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, levels of annual contract value bookings and recurring revenues, staffing and expense levels, the impact of foreign exchange rate fluctuations and the adequacy of our capital resources to fund operations and growth. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. Many of these trends and uncertainties are described in “Risk Factors” set forth in our Annual Report on Form 10-K for 2008 and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Overview of the Results for the Three and Six Months Ended June 30, 2009
     We are the market and technology leader in Sales Performance Management (SPM) software solutions designed to align internal sales resources and distribution channels with corporate strategy. Our software enhances core processes in sales management, such as the structuring of sales territories, the management of sales force talent, the establishment of sales targets and the creation and execution of sales incentive plans. Using our SPM software solutions, companies can tailor these core processes to further their strategic objectives, including coordinating sales efforts with long-range strategies regarding sales and margin targets, growth initiatives, sales force talent development, territory expansion and market penetration. Our customers can also use our SPM solutions to address more tactical objectives, such as successful new product launches and effective cross-selling strategies. Leading companies worldwide in the financial services, insurance, communications, high-technology, life sciences and retail industries rely on our solutions for their sales performance management and incentive compensation needs. Our SPM solutions can be purchased and delivered as either an on-demand service or an on-premise software solution. Our on-demand service allows customers to use our software products through a web interface rather than purchase computer equipment and install our software at their locations, and we believe the benefits of this deployment method will make our on-demand offering our most popular product choice.
     We sell our products both directly through our sales force and in conjunction with our strategic partners. We also offer professional services, including configuration, integration and training, generally on a time-and-materials basis. We generate recurring subscription and support revenues from our on-demand service and from support and maintenance agreements associated with our product licenses and we recently introduced on-premise licenses of our software on a subscription basis, all of which is recognized ratably over the term of the agreement.
     We have been working towards reducing our reliance on perpetual license revenues and continuing to focus on building a recurring revenue business while prudently managing expenses. We have now reached the point where we are ready to offer on-premise customers an attractive alternative to perpetual licenses. Going forward, for customers who wish to run our software on their own premises we intend to enter into time-based arrangements that will include software license and maintenance services. While the actual accounting treatment for these arrangements may vary depending on contract terms negotiated by our customers, we are developing the standard structure of our agreements to target the treatment we describe here. We expect that customers will typically prepay for these term license and maintenance services. In addition to the term license and maintenance services, these arrangements may also include implementation and configuration services. In multiple element arrangements we will allocate revenue to each element based on vendor-specific objective evidence (VSOE) of each element’s fair value using the residual method when we can demonstrate evidence of the fair value of those elements that are undelivered. For those arrangements where we can demonstrate VSOE for the undelivered elements, the term license and maintenance service revenues will be recognized ratably over the non-cancelable contract term and the implementation and configuration services will be recognized as the services are rendered. If we are unable to demonstrate VSOE for the undelivered elements the Company will recognize the revenue from implementation and configuration services ratably over the non-cancelable term of the contract. In addition, the Company will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. We will also defer commission payments made to our direct sales force in relation to these arrangements. The Company will amortize these amounts over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements.
     By taking this step in our transition to recurring revenues, we intend to further reduce our dependency on one-time license revenues and be able to rely on the predictability of a recurring revenue model that allows us to better align our cost structure. In addition, in connection with the shift to a recurring revenue based business model and the cost reduction action discussed in more detail below, we have reorganized our sales organization and marketing department under new leadership to be 100% focused on expanding our on-demand and subscription-based business. At the same time, we continue to invest in research and development of our product and service offerings, which led to the release of Monaco in the first quarter of 2009, as well as certain other products, which we believe strengthens our position as a market leader in SPM.
Annual Contract Value (ACV)
     We ended the second quarter with $25.0 million in on-demand cumulative annual contract value (ACV). While we closed significant on-demand business early in the quarter and ended with sixteen customers increasing their annual recurring commitment by a total of $1.9 million, we unfortunately also experienced attrition, coming from five customers. Two of the five customers cancelled their on-demand contracts with us completely while the other three decreased their annual contracts by reducing their level of business operations services. “Business Operations” is a recurring supplement to both our on-demand and on-premise offerings. It is important to note that these three customers continue to pay us an aggregate of over $3.5 million annually for maintenance and “Technical Operations,” which is our core on-demand offering. The ACV attrition that resulted from these cancellations and reductions totaled $3.4 million. As a result of this attrition, combined with the addition of $1.9 million, our cumulative ACV for the quarter decreased by $1.5 million.
Recurring Revenues
     Historically, recurring revenues have included revenues from our on-demand business as well as maintenance for on-premise perpetual licenses. Going forward, recurring revenues will also include any subscription on-premise licenses we may sell. Our recurring revenues increased in the second quarter of

2009 by 17% to $11.8 million compared to $10.0 million in the second quarter of 2008. Recurring revenues increased 28% to $23.5 million in the six months ended June 30, 2009 as compared to $18.3 million in the same period of 2008. The increase in recurring revenues reflects the shift in business focus and strategy to emphasize our on-demand offering. Recurring revenues accounted for 53% of our total revenues in the second quarter of 2009 compared to 43% in the second quarter of 2008. Recurring revenues accounted for 49% of our total revenues in the six months ended June 30, 2009 compared to 36% in the same period of 2008.
     On a consecutive quarter basis, our recurring revenue of $11.8 million in the second quarter of 2009 was essentially flat with recurring revenues of $11.7 million in the first quarter of 2009. As a result of the decline in cumulative ACV noted above, we expect recurring revenues in the third quarter of 2009 to be slightly lower than in the second quarter of 2009.
Services Revenues
     Services revenues decreased by $2.1 million, or 18%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Services revenues decreased by $6.8 million, or 25%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decreases were due to the shift in our business model to on-demand, which results in quicker implementation times, several customers finishing their implementations and going live not being offset with new projects, and customer project delays due to budget constraints. In the near term we continue to see downward pressure on our services revenue as a few of our larger customers with phased rollouts have suspended part of their projects until next year.
Cost Reduction
     During the second quarter of 2009 we continued to make progress streamlining our cost model. These efforts led to continued improvement in our services margin and further decreases to our operating costs. Services margin improved to 18% for both the three and six months ended June 30, 2009. This compares to our second quarter 2008 services margin of 5% and the 2008 full year services margin of 10%. Operating expenses decreased both on a year on year and consecutive quarter basis. Operating expenses decreased by $1.6 million, or 11%, in the second quarter of 2009 compared to the second quarter of 2008 and decreased by $1.0 million, or 7%, in the second quarter of 2009 compared to the first quarter of 2009.
     As a result of our business model change and the lower associated revenues in the short term, the Company took significant additional action in July to reduce expenses. We anticipate the annual cost savings from this action and the action taken in the second quarter of 2009 to be more than $10.0 million. Approximately $2.5 million of the reduction will come from cost of sales and the remaining amount will be realized in lower operating expenses. Given the timing of these actions we will only realize a portion of these savings in the third quarter of 2009.
Challenges and Risks
     In response to market demand, we shifted our primary business focus from the sale of perpetual licenses for our products to the provision of our software as a service through our on-demand offering. Our on-demand model provides more predictable quarterly revenues. During 2008 we were able to sustain positive margins on this service offering for the first time since launching the offering in 2006. However, over recent quarters we have experienced slower growth in our net new annual contract value for on-demand services than we had previously and in the second quarter of 2009, our cumulative ACV for on-demand business declined on a consecutive quarter basis as described above. As a further step in our transition to a recurring revenue business model, in the third quarter of 2009 we began offering our on-premise product on a subscription basis. We believe this offering will better address the needs of our customers that prefer our on-premise solution, and at the same time will also contribute more predictable revenue streams. However, we have not yet sold any on-premise subscription licenses, and there is no assurance when or if this new offering will achieve market acceptance. If we are unable to significantly grow our on-demand business or continue to provide our on-demand services on a consistently profitable basis in the future, or if our new on-premise subscription license offering fails to achieve market acceptance, our business and operating results may be materially and adversely affected. In connection with our transition to a recurring revenue business model, in July 2009 we reorganized our sales organization and marketing department to more effectively focus on our market opportunity and at the same time took other significant action to reduce costs. If these steps prove insufficient or ineffective or result in unanticipated disruption to our business, our ability to achieve or sustain profitability may be materially impaired.
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
     Historically, a substantial portion of our revenues have been derived from sales of our products and services to customers in the financial and insurance industries. The recent substantial disruptions in these industries have resulted and may in the future result in these customers deferring or cancelling future planned expenditures on our products and services. Further, consolidations and business failures in these industries could result in substantially reduced demand for our products and services. In addition, the disruptions in these industries and the concurrent international financial crisis may cause other potential customers to defer or cancel future purchases of our products and services as they seek to conserve resources in the face of economic turmoil and the drastically reduced availability of capital in the equity and debt markets. Any of these developments, or the combination of these developments, may materially and adversely affect our revenues, operating results and financial condition in future periods.
     If we are unable to grow our revenues, we may be unable to achieve and sustain profitability. In addition to these risks, our future operating performance is subject to the risks and uncertainties described in Item 1A – “Risk Factors” of Part II of this quarterly report on Form 10-Q.
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
     There have been no significant changes in our critical accounting policies and estimates during the three or six months ended June 30, 2009 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
     See Note 1 of our notes to condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2009 and 2008
Revenues, cost of revenues and gross profit
     The table below sets forth the changes in revenues, cost of revenues and gross profit for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 (in thousands, except for percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2009	Revenues	2008	Revenues	(Decrease)	Year
Revenues:
Recurring	$11,802	53%	$10,051	43%	$1,751	17%
Services	9,407	42%	11,539	49%	(2,132)	(18)%
License	1,161	5%	1,872	8%	(711)	(38)%

Total revenues	$22,370	100%	$23,462	100%	$(1,092)	(5)%

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Related	June 30,	of Related	Increase	Year over
	2009	Revenues	2008	Revenues	(Decrease)	Year
Cost of revenues:
Recurring	$5,416	46%	$3,670	37%	$1,746	48%
Services	7,671	82%	10,956	95%	(3,285)	(30)%
License	251	22%	108	6%	143	132%

Total cost of revenues	$13,338		$14,734		$(1,396)

Gross profit:
Recurring	$6,386	54%	$6,381	63%	$5	* %
Services	1,736	18%	583	5%	1,153	198%
License	910	78%	1,764	94%	(854)	(48)%

Total gross profit	$9,032	40%	$8,728	37%	$304	3%

	Six		Six
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2009	Revenues	2008	Revenues	(Decrease)	Year
Revenues:
Recurring	$23,499	49%	$18,335	36%	$5,164	28%
Services	20,609	43%	27,394	53%	(6,785)	(25)%
License	4,162	9%	5,856	11%	(1,694)	(29)%

Total revenues	$48,270	100%	$51,585	100%	$(3,315)	(6)%

	Six		Six
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Related	June 30,	of Related	Increase	Year over
	2009	Revenues	2008	Revenues	(Decrease)	Year
Cost of revenues:
Recurring	$11,201	48%	$6,949	38%	$4,252	61%
Services	16,980	82%	23,644	86%	(6,664)	(28)%
License	442	11%	350	6%	92	26%

Total cost of revenues	$28,623		$30,943		$(2,320)

Gross profit:
Recurring	$12,298	52%	$11,386	62%	$912	8%
Services	3,629	18%	3,750	14%	(121)	(3)%
License	3,720	89%	5,506	94%	(1,786)	(32)%

Total gross profit	$19,647	41%	$20,642	40%	$(995)	(5)%

* Less than 1%
Revenues
     Recurring Revenues. Recurring revenues increased by $1.8 million, or 17%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Recurring revenues increased by $5.2 million, or 28%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increases were primarily the result of increases of $2.0 million and $5.7 million in on-demand subscription revenues in the three and six months ended June 30, 2009, respectively. This increase is attributable to the increase in the number of existing on-demand customers for which we recognized revenue as all elements of the related customer contracts were delivered during the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. Support revenues for maintenance services decreased by $0.2 million and $0.5 million in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, respectively, which was a result of a number of on-premise customers converting to our on-demand service and decreased license sales to new customers.
     Services Revenues. Services revenues decreased by $2.1 million, or 18%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Services revenues decreased by $6.8 million, or 25%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decreases were due to shorter on-demand implementation cycles and the completion of several customer implementations during the first half of 2009 that were not immediately replaced with new projects. The decreases for the three and six months ended June 30, 2009 also reflects $0.3 million and $0.7 million in adverse effects due to currency exchange rate fluctuations. Services revenue for the six months ended June 30, 2008 benefitted from a one-time fee of approximately $0.8 million paid to us by one of our customers that was acquired and terminated our services.
     License Revenues. Perpetual license revenues decreased $0.7 million, or 38%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Perpetual license revenues decreased $1.7 million, or 29%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease for the six months ended June 30, 2009 also reflects a $0.5 million adverse effect due to currency exchange rate fluctuations. With the introduction of subscription-based on-premise licenses, we do not expect perpetual license revenues to constitute a material portion of our revenues going forward.
Cost of Revenues and Gross Margin
     Cost of Recurring Revenues. Cost of recurring revenues increased by $1.7 million, or 48%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Cost of recurring revenues increased by $4.3 million, or 61%, in the six month ended June 30, 2009 compared to the six months ended June 30, 2008. The increase was due to the increase in our on-demand business year-over year and the incremental cost associated with the large number of customers who went live with our on-demand services during the first half of 2009. As these customers transitioned from implementation to fully operational, additional resources were utilized to ensure a smooth transition process. In addition, we are continuing to invest in new service offerings and the mid-market, which also contributed to the increase in cost of recurring revenues.
     Cost of Services Revenues. Cost of services revenues decreased by $3.3 million, or 30%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Cost of services revenues decreased by $6.7 million, or 28%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease was attributable to the decrease in related services revenues as discussed above and decreases in personnel and subcontractor costs.
     Cost of License Revenues. Cost of license revenues increased by $0.1 million, or 132% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Cost of license revenues increased by $0.1 million, or 26%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase was primarily the result of amortization expense for additional purchases of intangible assets comprised of third-party software licenses used in our products.
     Gross Margin. Our overall gross margin increased to 40% in the three months ended June 30, 2009 from 37% in the three months ended June 30, 2008. Overall gross margin increased to 41% in the six months ended June 30, 2009 from 40% in the six months ended June 30, 2008. Our recurring revenue gross margin declined from 63% in the second quarter of 2008 to 54% in the second quarter of 2009. Recurring revenue gross margin declined from 62% in the first half of 2008 to 52% in the first half of 2009. The decreases were primarily due to the incremental cost associated with the large number of customers who went live with our on-demand services during the first half of 2009 and our investment in new services offerings as discussed above. We expect our overall recurring revenue margin to fluctuate in future periods based on our ability to close new business and control costs as well as the rate at which customer implement our solutions and go-live. Services gross margin increased from 5% in the second quarter of 2008 to 18% in the second quarter of 2009. Services gross margin increased from 14% in the first half of 2008 to 18% in the first half of 2009. The increases reflect the progress we have made over the last several months to improve utilization, which has led to increased profitability of our services business. License gross margin decreased from 94% in the second quarter of 2008 to 78% in the second quarter of 2009. License gross margin decreased from 94% in the first half of 2008 to 89% in the first half of 2009. The decrease in license gross margin reflects the lower license revenue offset against the fixed cost of license generated by the amount of intangible amortization allocated to license sales.

Operating Expenses
     The table below sets forth the changes in operating expenses for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 (in thousands, except percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2009	Revenues	2008	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$5,444	24%	$7,213	31%	$(1,769)	(25)%
Research and development	3,673	16%	3,465	15%	208	6%
General and administrative	2,683	12%	3,339	14%	(656)	(20)%
Restructuring	639	3%	—	—%	639	100%

Total operating expenses	$12,439	56%	$14,017	60%	$(1,578)	(11)%

	Six		Six
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2009	Revenues	2008	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$11,306	23%	$14,589	28%	$(3,283)	(23)%
Research and development	7,474	15%	7,150	14%	324	5%
General and administrative	6,250	13%	6,733	13%	(483)	(7)%
Restructuring	805	2%	397	1%	408	103%

Total operating expenses	$25,835	54%	$28,869	56%	$(3,034)	(11)%

     Sales and Marketing. Sales and marketing expenses decreased $1.8 million, or 25%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease was primarily attributable to decreases in personnel costs of $0.8 million due to reductions in headcount and a decrease in commission payments resulting from decreased license sales. The decrease was also driven by a decrease in travel costs of $0.4 million, a decrease in partner selling fees of $0.4 million and a decrease in stock-based compensation as discussed below.
     Sales and marketing expenses decreased $3.3 million, or 23%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease was primarily attributable to decreases in personnel costs of $1.8 million due to reductions in headcount and a decrease in commission payments resulting from decreased license sales. The decrease was also driven by a decrease in travel costs of $0.5 million, a decrease in partner selling fees of $0.4 million, a decrease in professional fees of $0.1 million and a decreased in stock-based compensation as discussed below. The reductions in commission expenses are, in part, reflective of the shift of our business focus to our on-demand offering and away from the license model. Commission expenses associated with on-demand arrangements are deferred and then amortized over the non-cancelable term of the contract as the related revenue is recognized; whereas commission expenses related to license sales are incurred in the period the transaction occurs. Commission expenses associated with the new subscription-based licenses will have the same treatment as commission expenses associated with on-demand arrangements.
     Research and Development. Research and development expenses increased $0.2 million, or 6%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase was primarily due to an increase in professional fees of $0.2 million for costs related to our new offshore resource center. The offshore resource center has helped us reduce overall engineering costs, as the cost to headcount ratio for an onshore engineer versus an offshore engineer is 3 to 1. As such, we have been able to increase our engineering support and development while keeping expenses relatively constant. The increase was also partially offset by a decrease in stock-based compensation as discussed below.
     Research and development expenses increased $0.3 million, or 5%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase was primarily due to an increase in professional fees of $0.5 million for costs related to our new offshore resource center, partially offset by a decrease in stock-based compensation as discussed below.
     General and Administrative. General and administrative expenses decreased $0.7 million, or 20%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease was primarily due to a decrease in professional fees of $0.1 million, a decrease in travel and expenses of $0.1 million and a decrease in stock-based compensation as discussed below.
     General and administrative expenses decreased $0.5 million, or 7%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease was primarily due to a decrease in professional fees of $0.1 million, a decrease in travel and expenses of $0.1 million and a decrease in stock-based compensation as discussed below.
     Restructuring. Restructuring charges were $0.6 million and $0.8 million in the second quarter and first half of 2009, respectively, compared to zero and $0.4 million in the second quarter and first half of 2008, respectively, in connection with severance and termination-related costs, most of which were severance-related cash expenditures. The May 2009 cost savings program was fully completed in the second quarter of 2009. The June 2009 cost savings program will be fully completed in the second half of 2009. As of June 30, 2009 accrued restructuring charges related to the June 2009 cost savings program were $0.3 million. We expect to incur additional restructuring charges of $1.6 million in the third quarter of 2009 as part of the July 2009 cost savings program approved by management in July 2009.

Stock-Based Compensation
     The following table sets forth a summary of our stock-based compensation expenses for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year over
	2009	2008	(Decrease)	Year
Stock-based compensation:
Cost of recurring revenues	$131	$177	$(46)	(26)%
Cost of services revenues	243	359	(116)	(32)%
Sales and marketing	342	597	(255)	(43)%
Research and development	267	331	(64)	(19)%
General and administrative	252	701	(449)	(64)%

Total stock-based compensation	$1,235	$2,165	$(930)	(43)%

	Six	Six
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year over
	2009	2008	(Decrease)	Year

Stock-based compensation:
Cost of recurring revenues	$294	$314	$(20)	(6)%
Cost of services revenues	256	649	(393)	(61)%
Sales and marketing	574	1,086	(512)	(47)%
Research and development	409	621	(212)	(34)%
General and administrative	679	1,226	(547)	(45)%

Total stock-based compensation	$2,212	$3,896	$(1,684)	(43)%

     Total stock-based compensation expenses decreased $0.9 million, or 43%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Total stock-based compensation expenses decreased $1.7 million, or 43%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The overall decreases were primarily attributable to the decrease in our stock price over the past two years and employees with unvested options and awards having left the Company. There have also been fewer grants due to the decreased headcount.

Other Items
     The table below sets forth the changes in other items for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year over
	2009	2008	(Decrease)	Year
Interest and other income (expense)	$161	$280	$(119)	(43)%

Provision (benefit) for income taxes	$88	$122	$(34)	(28)%

	Six	Six
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year over
	2009	2008	(Decrease)	Year
Interest and other income	$190	$811	$(621)	(77)%

Provision (benefit) for income taxes	$146	$343	$(197)	(57)%

Interest and Other Income
     Interest and other income decreased $0.1 million, or 43%, in the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease was primarily attributable to the $0.3 million decrease in interest income generated on our investments as a result of a lower average investments balance in the second quarter of 2009 compared to the second quarter of 2008 and lower interest rates in the second quarter of 2009 compared to the second quarter of 2008. The decrease also included the put option loss of $0.2 million. These decreases were partially offset by the gain on investments of $0.3 million recorded on our auction rate securities as compared to no gain or loss in the three months ended June 30, 2008 and a $0.2 million increase in gain on foreign currency transactions as a result of a weaker U.S. dollar.
     Interest and other income decreased $0.6 million, or 77%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease was primarily attributable to the $0.6 million decrease in interest income generated on our investments as a result of a lower average investments balance in the first half of 2009 compared to the first half of 2008 and lower interest rates in the first half of 2009 compared to the first half of 2008. The decrease also included the put option loss of $0.3 million. These decreases were partially offset by the gain on investments of $0.4 million recorded on our auction rate securities.
Provision for Income Taxes
     Provision for income taxes was $88,000 in the three months ended June 30, 2009 compared to $122,000 in the three months ended June 30, 2008. Provision for income taxes was $146,000 in the six months ended June 30, 2009 compared to $343,000 in the six months ended June 30, 2008. The decreases were due to research and development credits discussed below.
     The provisions in the second quarter and first half of 2009 were primarily the result of $0.2 million in foreign withholding taxes partially offset by a $0.1 million benefit for research and development and alternative minimum tax credits, which we elected to accelerate in lieu of bonus depreciation, in accordance with the American Recovery and Reinvestment Act of 2009. Under this act, which extended for one additional year the special provision enacted as part of the Housing and Economic Recovery Act of 2008, corporations eligible for 50% bonus depreciation on property placed in service during the period January 1 through December 31, 2009 may elect to claim a special refundable credit amount in lieu of bonus depreciation. In making the election, we will receive a cash benefit from the current utilization of carry forward credits, in exchange for relinquishing a larger net operating loss otherwise generated by bonus depreciation.
Liquidity and Capital Resources
     As of June 30, 2009, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $39.2 million and accounts receivable of $15.2 million.
     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $0.4 million for the six months ended June 30, 2009 compared to $7.4 million for the six months ended June 30, 2008. The significant cash receipts and outlays for the two periods are as follows (in thousands):

	Six Months Ended June 30,
	2009	2008
Cash collections	$54,593	$60,421
Payroll related costs	(33,282)	(36,058)
Professional services	(11,973)	(10,705)
Employee expense reports	(3,192)	(3,989)
Facilities related costs	(2,739)	(2,715)
Third-party royalty payments	(333)	(313)
Restructuring payments	(1,269)	(971)
Other	(1,431)	1,683

Net cash provided by operating activities	$374	$7,353

     Net cash provided by operating activities decreased $7.0 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease was primarily attributable to a $5.8 million decrease in cash collections resulting from lower average accounts receivable balances as a result of the decrease in revenues, a $2.4 million increase in employee reimbursable expenses and other costs, a $1.3 million increase in professional services costs related to the increased use of our offshore resource center and a $0.3 million increase in restructuring payments due to additional cost savings actions, partially offset by a $2.8 million decrease in payroll-related costs due to a decrease in headcount.
     Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities was $11.3 million for the six months ended June 30, 2009 compared to net cash provided by investing activities of $0.8 million for the six months ended June 30, 2008. Net cash used in investing activities during the six months ended June 30, 2009 was due to purchases of investments of $13.3 million, purchases of property and equipment of $1.1 million and purchases of intangible assets of $0.5 million, partially offset by proceeds from maturities and sale of investments of $3.4 million and change in restricted cash of $0.2 million. Net cash provided by investing activities during the six months ended June 30, 2008 was due to proceeds from maturities and sale of investments of $23.6 million, partially offset by purchases of investments of $13.9 million, cash paid for the Compensation Technologies acquisition of $7.5 million, purchases of property and equipment of $1.3 million and purchases of intangible assets of $0.1 million.
     Net Cash Used in Financing Activities. Net cash used in financing activities was $71,000 for the six months ended June 30, 2009 compared to $224,000 for the six months ended June 30, 2008. Net cash used in financing activities during the six months ended June 30, 2009 was due to cash paid for repurchases of stock of $0.7 million and cash used to net share settle equity awards of $0.3 million, partially offset by cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $1.0 million. Net cash used in financing activities for the six months ended June 30, 2008 was due to cash paid for repurchases of stock of $3.7 million, partially offset by cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $3.5 million.

Auction Rate Securities
     See Note 4 – Investments of our notes to condensed consolidated financial statements for information regarding our auction rate securities.
Contractual Obligations and Commitments
     The following table summarizes our contractual cash obligations (in thousands) at June 30, 2009. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the table. In addition, to the extent that payments for unconditional purchase commitments for goods and services are based, in part, on volume or type of services required by us, we included only the minimum volume or purchase commitment in the table below.

	Payments due by Period
		Remaining					2014
Contractual Obligations	Total	2009	2010	2011	2012	2013	and beyond
Operating lease commitments	$5,331	$1,325	$2,125	$984	$316	$201	$380

Unconditional purchase commitments	$3,517	$1,200	$1,548	$667	$102	$—	$—

     For our New York, New York and San Jose, California offices, we had two certificates of deposit totaling approximately $232,000 and $434,000 as of June 30, 2009 and December 31, 2008, respectively, pledged as collateral to secure letters of credit required by our landlords for security deposits.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is also a result of fluctuations in interest rates and foreign exchange rates. See Note 4 š Investments of our notes to condensed consolidated financial statements for information regarding our auction rate securities.
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
     Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At June 30, 2009, the average maturity of our investments was approximately four months, and all investment securities other than auction rate securities had maturities of less than 24 months. The following table presents certain information about our financial instruments except for auction rate securities at June 30, 2009 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
			Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sale securities	$22,492	$6,505	$28,997	$29,017
Weighted average interest rate	0.33%	1.36%
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of June 30, 2009, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to market risk related to debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest rate market risk.
     Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, Germany, Canada and Australia operations, are generally denominated in U.S. dollars. For the three and six months ended June 30, 2009 approximately 11% and 14% of our total revenues were denominated in foreign currency, respectively. At June 30, 2009, approximately 14% of our total accounts receivable was denominated in foreign currency. Our exchange risks and foreign exchange losses have been minimal to date. The overall decrease in revenue for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 reflected a $0.4 million and $1.3 million adverse effect due to currency exchange rate fluctuations, respectively. We expect to continue to transact a majority of our business in U.S. dollars.
     Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency transactions. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.
     As of June 30, 2009 we had an aggregate of $0.6 million (notional amount) of outstanding short-term foreign currency forward exchange contracts denominated in Mexican Pesos (MXN).
     We had $0.1 million of losses related to forward exchange contracts in the three and six months ended June 30, 2009. We do not anticipate any material adverse effect on our financial condition, results of operations or cash flows resulting from the use of these instruments in the immediate future. However, we cannot provide any assurance that our foreign exchange rate contract investment strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally, we hedge only a portion of our foreign currency exchange exposure. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations or cash flows.
     The following table provides information about our foreign currency forward exchange contracts as of June 30, 2009. All of our foreign currency forward exchange contracts will settle within the next 12 months.

	As of June 30, 2009
		Average
	Notional	Contract	Estimated
	Amount	Exchange Rate	Fair Value
	(In thousands except contract rates)
Foreign currency forward contracts:
Mexican Pesos (MXN)	$613	13.5343	$9
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
     In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
RISKS RELATED TO OUR BUSINESS
     Our failure to effectively implement and manage the offering of our on-premise product on a term license or subscription basis or the restructuring of our sales and marketing organizations in connection with our transition to a recurring revenue business model may harm our business and financial results.
     In the third quarter of 2009, we began offering our on-premise product on a term license or subscription basis. We have not yet sold any term license or on-premise subscription licenses, and there is no assurance when or if this new offering will achieve market acceptance. If our new term license or on-premise subscription license offering fails to achieve market acceptance, our business and operating results may be materially and adversely affected. In connection with our transition to a recurring revenue business model, in July 2009, we reorganized our sales organization and marketing department to more effectively focus on market opportunities and concurrently took other significant action to reduce costs. The reorganization has and will continue to take time for management to implement and there are no guarantees that it will be successful. If these steps prove insufficient or ineffective or result in unanticipated disruption to our business, our ability to achieve or sustain profitability may be materially impaired.
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
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders (Annual Meeting) was held on June 2, 2009. Two matters were voted on at the Annual Meeting. A brief description of each of these matters and the results of the votes thereon, are as follows:
     Proposal 1. Election of Directors
     Immediately prior to the commencement of the Annual Meeting, the Company’s Board of Directors consisted of seven members divided into three classes (Classes I through III). The Class III members of the Board of Directors were scheduled for election at the Annual Meeting, each to serve three-year terms to expire at the Annual Meeting in 2012 or until their successors are duly elected and qualified. The nominees of the Board to serve as Class III members were Charles M. Boesenberg and Leslie J. Stretch. There were no other nominees. Mr. Boesenberg and Mr. Stretch were each elected at the Annual Meeting as Class III directors by the following votes:

Nominees of the Board of Directors	For	Withheld
Charles M. Boesenberg	24,534,641	938,050
Leslie J. Stretch	24,175,106	1,297,585
     The Company’s other directors whose terms of office continued after the Annual Meeting are George B. James, David B. Pratt and Robert H. Youngjohns (Class I), and William B. Binch and Michele Vion (Class II).
     Proposal 2. Ratification of the Appointment of KPMG LLP as the Company’s Independent Public Accountants for the Fiscal Year ending December 31, 2009.

For	Against	Abstain
25,390,480	82,126	85
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
10.1	Offer Letter with V. Holly Albert dated August 8, 2006.
10.2	Employment Agreement with Merritt Alberti dated January 16, 2008.
10.3	Relocation Expense Allowance agreement with Merritt Alberti dated June 18, 2009.
10.4	Offer Letter with Jimmy Duan dated September 24, 2008.
10.5	Offer Letter with Michael Graves dated February 6, 2007.
10.6	Offer Letter with Jeffrey Saling dated January 8, 2004.
10.7	Letter agreement with Jeffrey Saling dated April 8, 2008.
31.1	Certifications Pursuant to Section 302 of the Sarbanex-Oxley Act
32.1	Certification Pursuant to Section 906 of the Sarbanex-Oxley Act
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2009.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer, Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

Exhibit
Number	Description
10.1	Offer Letter with V. Holly Albert dated August 8, 2006.
10.2	Employment Agreement with Merritt Alberti dated January 16, 2008.
10.3	Relocation Expense Allowance agreement with Merritt Alberti dated June 18, 2009.
10.4	Offer Letter with Jimmy Duan dated September 24, 2008.
10.5	Offer Letter with Michael Graves dated February 6, 2007.
10.6	Offer Letter with Jeffrey Saling dated January 8, 2004.
10.7	Letter agreement with Jeffrey Saling dated April 8, 2008.
31.1	Certifications Pursuant to Section 302 of the Sarbanex-Oxley Act
32.1	Certification Pursuant to Section 906 of the Sarbanex-Oxley Act