Form 10-Q
period 2009-09-30
CALLIDUS SOFTWARE INC
filed 2009-11-06
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 30,434,979 shares of the registrant’s common stock, par value $0.001, outstanding on October 30, 2009, the latest practicable date prior to the filing of this report.

     Callidus Software®, the Callidus Software logo, Callidus TrueAnalytics™, TrueChannel™, TrueComp®, TrueComp® Grid, TrueComp® Manager, TrueConnection®, TrueFoundation™, TrueInformation®, TruePerformance™, TruePerformance Index™, TruePerformance Indicator™, TrueMBO™, TrueAllocation™, TrueProducer™, TrueQuota™, TrueReferral™, TrueResolution®, TrueTarget™ and TrueService+™, among others not referenced in this quarterly report on Form 10-Q, are trademarks, servicemarks, or registered trademarks of Callidus Software Inc. in the United States and other countries. All other brand, service or product names referred to in this report are trademarks or registered trademarks of their respective companies or owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,308	$35,390
Short-term investments	13,637	1,455
Accounts receivable, net	12,072	22,710
Deferred income taxes	360	360
Prepaid and other current assets	3,474	4,104

Total current assets	51,851	64,019
Long-term investments	897	3,828
Property and equipment, net	4,825	4,890
Goodwill	5,528	5,655
Intangible assets, net	3,601	3,208
Deferred income taxes, noncurrent	811	811
Deposits and other assets	675	1,468

Total assets	$68,188	$83,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,523	$2,447
Accrued payroll and related expenses	5,127	7,128
Accrued expenses	3,456	5,027
Deferred income taxes	816	816
Deferred revenue	19,168	21,881

Total current liabilities	31,090	37,299
Long-term deferred revenue	394	1,202
Deferred income taxes, noncurrent	111	—
Other liabilities	1,430	1,412

Total liabilities	33,025	39,913

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 30,409 and 29,240 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	30	29
Additional paid-in capital	211,312	207,493
Accumulated other comprehensive income	230	121
Accumulated deficit	(176,409)	(163,677)

Total stockholders’ equity	35,163	43,966

Total liabilities and stockholders’ equity	$68,188	$83,879

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Unaudited)
Revenues:
Recurring	$11,170	$10,874	$34,669	$29,208
Services	5,349	10,597	25,958	37,992
License	872	6,782	5,034	12,638

Total revenues	17,391	28,253	65,661	79,838
Cost of revenues:
Recurring	5,711	4,147	16,912	11,095
Services	5,054	10,092	22,034	33,739
License	214	355	656	705

Total cost of revenues	10,979	14,594	39,602	45,539

Gross profit	6,412	13,659	26,059	34,299

Operating expenses:
Sales and marketing	4,586	7,748	15,892	22,337
Research and development	3,397	3,808	10,871	10,958
General and administrative	3,072	3,529	9,322	10,261
Restructuring	1,973	—	2,778	397

Total operating expenses	13,028	15,085	38,863	43,953

Operating loss	(6,616)	(1,426)	(12,804)	(9,654)
Interest and other income (expense), net	49	103	239	914

Loss before provision (benefit) for income taxes	(6,567)	(1,323)	(12,565)	(8,740)
Provision (benefit) for income taxes	173	64	319	407

Net loss	$(6,740)	$(1,387)	$(12,884)	$(9,147)

Net loss per share — basic and diluted
Net loss per share	$(0.22)	$(0.05)	$(0.43)	$(0.31)

Shares used in basic and diluted per share computation	30,205	30,063	29,901	29,937

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(12,884)	$(9,147)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	2,184	1,782
Amortization of intangible assets	1,450	2,138
Provision for doubtful accounts and service remediation reserves	(128)	451
Stock-based compensation	3,217	5,890
(Gain) loss on disposal of property	—	24
Deferred income taxes	111	—
Net (accretion) amortization on investments	32	(159)
Put option (gain) loss	387	—
(Gain) loss on investments classified as trading securities	(472)	—
Changes in operating assets and liabilities:
Accounts receivable	10,921	8,744
Prepaid and other current assets	610	(1,007)
Other assets	232	730
Accounts payable	(57)	(1,031)
Accrued expenses	(2,252)	(2,808)
Accrued payroll and related expenses	(1,640)	(1,200)
Accrued restructuring	(417)	(972)
Deferred revenue	(3,542)	1,906

Net cash provided by (used in) operating activities	(2,248)	5,341

Cash flows from investing activities:
Purchases of investments	(18,311)	(13,919)
Proceeds from maturities and sale of investments	9,670	35,720
Purchases of property and equipment	(1,554)	(1,927)
Purchases of intangible assets	(1,487)	(280)
Acquisition, net of cash acquired	(14)	(7,500)
Change in restricted cash	202	—

Net cash provided by (used in) investing activities	(11,494)	12,094

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,719	4,785
Repurchases of stock	(742)	(5,140)
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(372)	—

Net cash (used in) provided by financing activities	605	(355)

Effect of exchange rates on cash and cash equivalents	55	30

Net increase (decrease) in cash and cash equivalents	(13,082)	17,110
Cash and cash equivalents at beginning of period	35,390	21,813

Cash and cash equivalents at end of period	$22,308	$38,923

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$8

Non-cash investing and financing activities:
Purchases of property and equipment not paid as of quarter-end	$113	$533

Purchases of intangible assets not paid as of quarter-end	$456	$81

Deferred direct stock-based compensation costs	$2	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of September 30, 2009 and the three and nine months ended September 30, 2009 and 2008 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
     Historically, a substantial portion of the Company’s revenues have been derived from sales of its products and services to customers in the financial and insurance industries. The recent substantial disruptions in these industries may result in these customers deferring or cancelling future planned expenditures on the Company’s products and services. The Company is also subject to fluctuations in sales for the TrueComp product, and its revenues are typically dependent on a small volume of transactions. Continued macroeconomic weakness may keep potential customers from purchasing the Company’s products.

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
     Fair Value of Financial Instruments and Concentrations of Credit Risk
     The fair value of the Company’s financial instruments, including cash and cash equivalents and short-term investments, accounts receivable and accounts payable, approximate their respective carrying value due to their short maturity. See Note 4 — Investments for discussion regarding the valuation of the Company’s auction rate securities. Financial instruments that potentially subject the Company to concentrations of credit risk are short-term investments, long-term investments and trade receivables. The Company mitigates concentration of risk by monitoring ratings, credit spreads and potential downgrades for all bank counterparties on at least a quarterly basis. Based on the Company’s ongoing assessment of counterparty risk, the Company will adjust its exposure to various counterparties.
     The Company’s customer base consists of businesses throughout the Americas, Europe Middle East Africa and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of September 30, 2009, the Company had one customer comprising greater than 10% of net accounts receivable. As of December 31, 2008, the Company had no customers comprising greater than 10% of net accounts receivable. See Note 6 for information regarding revenues from significant customers.
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
     The service remediation reserve is the Company’s best estimate of the probable amount of remediation services it will have to provide for ongoing professional service arrangements. To determine the adequacy of the service remediation reserve, the Company analyzes historical experience of actual remediation service claims as well as current information on service remediation requests. Provisions to the allowance for doubtful accounts are recorded in general and administrative expenses, while provisions for service remediation reduce services revenues.

     Below is a summary of the changes in the Company’s reserve accounts for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Balance at	Provision,		Balance at
	Beginning	Net of		End of
	of Period	Recoveries	Write-Offs	Period
Allowance for doubtful accounts
Three months ended September 30, 2009	$539	$53	$(238)	$354
Three months ended September 30, 2008	113	102	(34)	181
Nine months ended September 30, 2009	550	126	(322)	354
Nine months ended September 30, 2008	154	61	(34)	181

	Balance at		Remediation	Balance at
	Beginning		Service	End of
	of Period	Provision	Claims	Period
Service remediation reserve
Three months ended September 30, 2009	$280	$17	$(152)	$145
Three months ended September 30, 2008	211	886	(482)	615
Nine months ended September 30, 2009	399	669	(923)	145
Nine months ended September 30, 2008	225	1,385	(995)	615
     The decrease in service remediation reserve is consistent with the decrease in overall services revenues during the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, due to the shift in focus to our on-demand solution, which requires less implementation time than our traditional on-premise perpetual licenses.
     Restricted Cash
     Included in prepaid and other current assets and deposits and other assets in the condensed consolidated balance sheets at September 30, 2009 and December 31, 2008 is restricted cash totaling $232,000 and $434,000, respectively, related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in either prepaid and other current assets or deposits and other assets based on the remaining contractual term for the release of the restriction.
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
     Delivery. In on-demand arrangements, the Company considers delivery to have occurred as the service is provided to the customer. In both perpetual and Time Based Term licensing arrangements,

the Company considers delivery to have occurred when media containing the licensed programs is provided to a common carrier, or in the case of electronic delivery, the customer is given access to the licensed programs. The Company’s typical end-user license agreement does not include customer acceptance provisions.
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
     In perpetual licensing arrangements where the customer is obligated to pay at least 90% of the license amount within normal payment terms and the remaining 10% is to be paid within a year from the contract effective date, the Company will recognize the license revenue for the entire arrangement upon delivery assuming all other revenue recognition criteria have been met. This policy is effective as long as the Company continues to maintain a history of providing similar terms to customers and collecting from those customers without providing any contractual concessions.
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
     Recurring Revenue
     Recurring revenues include on-demand revenues, Time Based Term Licenses and maintenance revenues. On-demand revenues are principally derived from technical operation fees earned through the Company’s services offering of the on-demand TrueComp suite, as well as revenues generated from business operations services. Time Based Term Licenses revenues are derived from fees earned through the licensing of our software bundled with maintenance for a specified period of time. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s licensed software. Customers that own perpetual licenses can receive the benefits of upgrades, updates, and support from either subscribing to the Company’s on-demand services or maintenance services.
     On-Demand Revenue. In arrangements where the Company provides its software applications as a service, the Company has considered accounting guidance for arrangements that include the right to use software stored on another entity’s hardware and non-software deliverables in an arrangement containing more-than-incidental software, and has concluded that these transactions are considered service arrangements and fall outside of the scope of software revenue recognition guidance. Accordingly, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition and accounting guidance for revenue arrangements with multiple deliverables. Customers will typically prepay for the Company’s on-demand services, which amounts the Company defers and recognizes ratably over the non-cancelable term of the customer contract. In addition to the on-demand services, these arrangements may also include implementation and configuration services, which are billed on a time-and-materials basis and recognized as revenues as the services are performed. In determining whether the consulting services can be accounted for separately from on-demand revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors; whether objective and reliable evidence of fair value exists for the undelivered elements; the nature of the consulting services; the timing of when the consulting contract is signed in comparison to the on-demand service contract and the contractual dependence of the consulting work on the on-demand service.
     For those arrangements where the elements qualify for separate units of accounting, the on-demand revenues are recognized ratably over the non-cancelable contract term, which is typically 12 to 24 months, beginning on the date the on-demand services begin to be performed. Implementation and configuration services, when sold with the on-demand offering, are recognized as the services are rendered for time-and-materials contracts, and are recognized utilizing the proportional performance method of accounting for fixed-price contracts. For arrangements with multiple deliverables, the Company allocates the total contractual arrangement to the separate units of accounting based on their relative fair values, as determined by the fair value of the undelivered and delivered items when sold separately.
     If consulting services for implementation and configuration associated with an on-demand arrangement do not qualify as a separate unit of accounting, the Company will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. In addition, the Company will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. The deferred costs on the Company’s consolidated balance sheets for these consulting arrangements totaled $1.5 million and $2.6 million at September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, $1.1 million and $2.0 million, respectively, of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the consolidated balance sheets.
     Included in the deferred costs for on-demand arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand offering was $0.8 million and $0.8 million at September 30, 2009 and December 31, 2008, respectively.
     Time Based Term License. The Company’s Time Based Term License arrangements typically include an initial fee, which covers the time based term license for a specified number of years and the maintenance and support for the first year of the arrangement. If a customer wishes to receive maintenance after the first year, then the customer must pay the maintenance fee for each year they wish to receive maintenance.
     Time Based Term License arrangements which are sold on a stand-alone basis (i.e. license and maintenance bundle only) are recognized ratably over the term of the arrangement if there is no vendor-specific objective evidence of fair value for the undelivered element per the software revenue recognition accounting guidance.
     Multi-Year Time Based Term License arrangements often include multiple elements (e.g., software technology, maintenance, training, consulting and other services). We allocate revenue to each element of the arrangement based on vendor-specific objective evidence of each element’s fair value when we can demonstrate that sufficient evidence exists of the fair value for the undelivered elements. The fair value of each element in multiple element arrangements is determined based on either (i) in the case of maintenance, providing the customer with the ability during the term of the arrangement to renew maintenance at a substantive renewal rate or (ii) selling the element on a stand-alone basis.
     In Multi-Year Time Based Term License arrangements that include multiple elements and for which fair value cannot be established for the undelivered elements the entire arrangement fee is recognized ratably over the longer of the term of the arrangement or over the period during which the services are expected to be performed.
     For a Single-Year Time Based Term License that is sold with multiple elements the entire arrangement fee is recognized ratably. In these arrangements, both the time-based term licenses and the maintenance agreements have a duration of one year; therefore the fair value of the bundled maintenance services is not reliably measured by reference to a maintenance renewal rate. As a result, revenue cannot be allocated to the various elements of the arrangement and therefore it will be recognized ratably over the longer of the maintenance term or over the period during which the services are expected to be performed.
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
     Services Revenue
     Professional Service Revenue. Professional service revenues primarily consist of integration services related to the installation and configuration of the Company’s products as well as training. The Company’s installation and configuration services do not involve customization to, or development of, the underlying software code. Generally, the Company’s professional services arrangements are on a time-and-materials basis. Reimbursements, including those related to travel and out-of-pocket expenses, are included in services revenues, and an equivalent amount of reimbursable expenses is included in cost of services revenues. For professional service arrangements with a fixed fee, the Company recognizes revenue utilizing the proportional performance method of accounting. The Company estimates the proportional performance on fixed-fee contracts on a monthly basis, if possible, utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. To the extent the Company enters into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.
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
     Residual Method. Perpetual license fees are recognized upon delivery whether licenses are sold separately from or together with integration and configuration services, provided that (i) the criteria described above have been met, (ii) payment of the license fees is not dependent upon performance of the integration and configuration services, and (iii) the services are not otherwise essential to the functionality of the software. The Company recognizes these license revenues using the residual method pursuant to the requirements of accounting guidance for software revenue recognition. Under the residual method, revenues are recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each undelivered element.
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
     Contract Accounting Method. For arrangements where services are considered essential to the functionality of the software, such as where the payment of the license fees is dependent upon performance of the services, both the license and services revenues are recognized in accordance with the provisions of accounting for performance of construction-type and certain production-type contracts. The Company generally uses the percentage-of-completion method because the Company is able to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion. However, if the Company cannot make reasonably dependable estimates, the Company uses the completed-contract method. If total cost estimates exceed revenues, the Company accrues for the estimated loss on the arrangement at the time such determination is made.
     In certain arrangements, the Company has provided for unique acceptance criteria associated with the delivery of consulting services. In these instances, the Company has recognized revenue in accordance with the provisions of accounting for performance of construction-type and certain production-type contracts. To the extent there is contingent revenue in these arrangements, the Company measures the level of profit that is expected based on the non-contingent revenue and the total expected project costs. If the Company is assured of a certain level of profit excluding the contingent revenue, the Company recognizes the non-contingent revenue on a percentage-of-completion basis and recognizes the contingent revenue upon final acceptance.
     Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, the release of restricted stock, and purchases of employee stock purchase plan (ESPP) shares to the extent these shares are dilutive. For the three and nine months ended September 30, 2009 and 2008, the diluted net loss per share calculation was the same as the basic net loss per share calculation, as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Restricted stock	932	1,291	1,041	1,095
Stock options	6,643	6,434	6,654	6,789
ESPP	96	93	297	218

Totals	7,671	7,818	7,992	8,102

     The weighted-average exercise price of stock options excluded from weighted average common shares during the three and nine months ended September 30, 2009 was $4.71 and $4.11 per share, respectively, as compared to the weighted average exercise price of stock options excluded from weighted average common shares during the three and nine months ended September 30, 2008 of $5.07 and $5.19 per share, respectively.

     Recent Accounting Pronouncements
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Arrangements with Multiple Deliverables (ASU 2009-13). ASU 2009-13 amends ASC 650-25, Revenue Recognition — Multiple-Element Arrangements, to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. Early adoption will be permitted. If early adoption is elected, the requirements are applied retrospectively to the beginning of the fiscal year. The Company is currently evaluating the impact ASU 2009-13 will have on its condensed consolidated financial statements.
     In October 2009, the FASB issued Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 amends ASC 985-605, Software-Revenue Recognition, to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption will be permitted. ASU 2009-14 will not have an impact on the Company’s condensed consolidated financial statements.
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
     In May and June 2009, management approved cost savings programs to further reduce the Company’s workforce. The Company incurred restructuring charges of $0.6 million in the second quarter of 2009 in connection with severance and termination-related costs, most of which are severance-related cash expenditures. The May 2009 cost savings program was fully completed in the second quarter of 2009. The June 2009 cost savings program was fully completed in the third quarter of 2009.
     In July and August 2009, management approved cost savings programs to further reduce the Company’s workforce. The Company incurred restructuring charges of $2.0 million in the third quarter of 2009 in connection with severance and termination-related costs, most of which are severance-related cash expenditures. The July 2009 and August 2009 cost savings programs will be fully completed in the fourth quarter of 2009. As of September 30, 2009 accrued restructuring charges were $0.4 million.
     Total costs for all programs approved to date and total costs expected to be incurred of $5.9 million include restructuring charges of $1.5 million in 2007, $1.6 million in 2008, $0.2 million in the first quarter of 2009, $0.6 million in the second quarter of 2009 and $2.0 million in the third quarter of 2009.

     The following table sets forth a summary of accrued restructuring charges for 2009 (in thousands):

	December 31,	Cash			September 30,
	2008	Payments	Additions	Adjustments	2009
Severance and termination-related costs	$810	$(3,190)	$2,822	$(45)	$397

Total accrued restructuring charges	$810	$(3,190)	$2,822	$(45)	$397

     The following table sets forth a summary of total costs for all programs approved to date and total costs expected to be incurred (in thousands):

	Total Costs	Total Costs
	Incurred to	Expected to
	Date	be Incurred
Severance and termination-related costs	$5,877	$5,877
3. Goodwill and Intangible Assets
     Goodwill as of September 30, 2009 and December 31, 2008 was $5.5 million and $5.7 million, respectively. The change is due to an adjustment to the previous estimates for the lease liability valuation associated with the CT acquisition as a result of actual operating costs.
     Intangible assets consisted of the following as of September 30, 2009 and December 31, 2008 (in thousands):

	December 31,	December 31,			September 30,
	2008	2008		Amortization	2009
	Cost	Net	Additions	Expense	Net
Purchased technology	$3,579	$1,624	$1,843	$(1,012)	$2,455
Customer backlog	1,500	63	—	(63)	—
Customer relationships	2,000	1,521	—	(375)	1,146

Total intangible assets, net	$7,079	$3,208	$1,843	$(1,450)	$3,601

     Intangible assets include third-party software licenses used in our products and acquired assets related to the Compensation Technologies (CT) acquisition completed in 2008. Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred. The $1.8 million added in fiscal 2009 is for purchases of third-party software licenses used in our products, and include $0.4 million purchased in the first quarter of 2009, $1.0 million purchased in the second quarter of 2009, and $0.5 million purchased in the third quarter of 2009. Amortization expense related to intangible assets was $0.6 million and $1.4 million for the three and nine months ended September 30, 2009, respectively, as compared to amortization expense of $0.8 million and $2.2 million for the three and nine months ended September 30, 2008, respectively, and was charged to cost of revenues for purchased technology and customer backlog and sales and marketing expense for customer relationships. The Company’s intangible assets are amortized over their estimated useful lives of one to five years. Total future expected amortization is as follows (in thousands):

	Purchased	Customer
	Technology	Relationships
Year Ending December 31:
Remainder of 2009	$482	$125
2010	1,241	500
2011	524	500
2012	208	21
2013	—	—
2014 and beyond	—	—

Total expected future amortization	$2,455	$1,146

4. Investments
     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Except for certain auction rate securities that are classified as trading, debt and marketable equity securities are classified as available for sale and carried at estimated fair value, which is determined based on the inputs discussed below. Those securities that are classified as trading are designated as short-term investments due to a contractual agreement that allows the Company to sell securities at par value beginning June 30, 2010. The total estimated fair value of such trading securities at September 30, 2009 was $3.6 million, which includes gains on investments of $0.1 million and $0.5 million for the three and nine months ended September 30, 2009, respectively.
     The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. The Company considers all investments that are available for sale that have a maturity date of longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. The auction rate security classified as available for sale is designated as a long-term investment due to the maturity date being longer than one year and the security not being highly liquid in the current market.
     Interest is included in interest and other income, net, in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities classified as available for sale securities were as follows at September 30, 2009 (in thousands):

				Total Other
				Than Temporary
				Impairment	Gain (Loss) on
			Total Unrealized	Recorded In	Investments
			Losses in Other	Other	Recorded in the
	Amortized	Unrealized	Comprehensive	Comprehensive	Statement of	Estimated
September 30, 2009	Cost	Gains	Income (Loss)	Income (Loss)	Operations	Fair Value
Money market funds	$17,036	$—	$—	$—	$—	$17,036
Auction rate securities classified as available for sale	900	20	(23)	—	—	897
Corporate notes and obligations	4,052	11	(1)	—	—	4,062
U.S. government and agency obligations	6,002	20	—	—	—	6,022

Investments in debt and equity securities	$27,990	$51	$(24)	$—	$—	$28,017

	September 30,	December 31,
	2009	2008
Recorded as:
Cash equivalents	$17,036	$27,202
Short-term investments	13,637	1,455
Long-term investments	897	3,828

	$31,570	$32,485

     The Company had no realized gains or losses on sales of investments for the three and nine months ended September 30, 2009. The Company had realized losses on the sales of investments of $22,000 for the three and nine months ended September 30, 2008. The Company had proceeds of $6.2 million and $9.7 million from maturities and sales of investments for the three and nine months ended September 30, 2009, respectively. All proceeds from sales and maturities of investments were equal to the par value of the securities.
     The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at September 30, 2009 and December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2009	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$17,036	$17,036	$—	$—
Auction rate securities (2), (3)	4,450	—	—	4,450
Corporate notes and obligations (3)	4,062	—	4,062	—
U.S. government and agency obligations (3)	6,022	—	6,022	—
Asset associated with put option (4)	105	—	—	105

Total	$31,675	$17,036	$10,084	$4,555

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet.

(2)	$897K included in long-term investments on the condensed consolidated balance sheet.

(3)	Except as indicated in (2), included in short-term investments on the condensed consolidated balance sheet.

(4)	Included in prepaid and other current assets on the condensed consolidated balance sheet.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2008	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$27,202	$27,202	$—	$—
Auction rate securities (2)	3,828	—	—	3,828
Corporate notes and obligations (3)	1,455	—	1,455	—
Asset associated with put option (4)	492	—	—	492

Total	$32,977	$27,202	$1,455	$4,320

(1)	Included in cash and cash equivalents on the consolidated balance sheet.

(2)	Included in long-term investments on the consolidated balance sheet.

(3)	Included in short-term investments on the consolidated balance sheet.

(4)	Included in deposits and other assets on the consolidated balance sheet.
     The table below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

				Cumulative
				Effect
		Gain (Loss)		Adjustment
	Balance at	Recorded in		as a Result	Balance at
	December 31,	Statement of	Unrealized	of Adopting	September 30,
	2008	Operations	Gain (Loss)	ASC 320-10-65-1	2009
Auction rate securities classified as trading	$3,081	$472	$—	$—	$3,553
Auction rate securities classified as available for sale	747	—	(3)	153	897
Asset associated with put option	492	(387)	—	—	105

Total	$4,320	$85	$(3)	$153	$4,555

Valuation of Investments and Put Option
     Level 2
     The Company’s corporate notes and obligations were valued using a pricing matrix from a reputable pricing service in order to calculate the amortized cost of the security (Level 2). The Company validates the estimated fair value received from the reputable pricing service on a quarterly basis.
     Level 3
     The Company valued its auction rate securities using unobservable inputs (Level 3). The Company utilized the income approach applying assumptions for interest rates using current market trends and an estimated term based on expectations from brokers for liquidity in the market and redemption periods agreed to by other broker-dealers. The Company also applied an adjustment for the lack of liquidity to the value determined by the income approach utilizing a put option model. As a result of the valuation assessment, the Company recorded a gain on auction rate securities classified as trading securities of $0.1 million and $0.5 million for the three and nine months ended September 30, 2009, respectively, and an unrealized gain on auction rate securities classified as available-for-sale of $20,000 and $0.1 million for the three and nine months ended September 30, 2009, respectively. As a result of the adoption of recognition and presentation of other-than-temporary impairments accounting guidance, the Company recorded a cumulative effect adjustment of $0.2 million to increase the second quarter 2009 beginning unrealized loss on auction rate securities classified as available for sale and to decrease the second quarter 2009 beginning accumulated deficit. See further discussion below.
     In connection with certain of the auction rate securities, in October 2008, one financial institution where the Company holds auction rate securities issued certain put option rights to the Company, which entitles the Company to sell its auction rate securities to the financial institution for a price equal to the par value plus any accrued and unpaid interest. These rights to sell the securities are exercisable at any time during the period from June 30, 2010 to July 2, 2012, after which the rights will expire. As a result of the valuation assessment, the Company recorded a loss on the put option of $0.1 million and $0.4 million for the three and nine months ended September 30, 2009, respectively. The auction rate securities to which the put option applies were recorded as short-term investments and the asset associated with the put option was recorded as prepaid and other current assets as of September 30, 2009, as the put may be exercised beginning June 30, 2010. These auction rate securities were recorded as long-term investments and the asset associated with the put option was recorded as deposits and other assets on the condensed consolidated balance sheets as of December 31, 2008.
Adoption of Recognition and Presentation of Other-Than-Temporary Impairments Guidance
     In the second quarter of 2009, the Company reclassified a cumulative effect adjustment of $153,000 to increase the second quarter 2009 beginning unrealized loss on investments and decrease the second quarter 2009 beginning accumulated deficit. This adjustment to beginning accumulated other comprehensive loss reclassifies the impairment previously recognized in 2008 as the Company does not intend to sell its auction rate security and it is not more-likely-than-not that the Company will be required to sell that security before recovery. The cumulative effect adjustment relates to the Company’s one auction rate security classified as available for sale with an estimated fair value of $0.9 million, and was measured based on the discounted cash flows as of April 1, 2009.
     Changes in value of the Company’s auction rate securities since June 30, 2009 were allocated between credit loss factors and other factors. The Company considered the following factors when determining credit loss:
•	Adverse conditions specifically related to the security, industry, or geographic area (i.e., financial condition of the issuer, financial condition of the underlying assets, changes to the underlying business, and changes in the quality of the underlying assets);

•	the historical and implied volatility of the security;

•	the payment structure of the debt security (i.e., the increased/decreased probability of repayment);

•	failure of the issuer to make payments or default on obligations;

•	changes to the rating of the security; and

•	declines in value of the underlying assets.
     As the Company concluded that there was no other-than-temporary-impairment as of December 31, 2008 when using the modified definitions in the recognition and presentation of other-than-temporary impairments guidance, the Company recorded the full impairment as an adjustment to opening accumulated deficit. In addition, the Company evaluated the credit loss and determined it was immaterial.
5. Commitments and Contingencies
     The Company is from time to time a party to various litigation matters and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters is likely to have a material adverse effect on the Company’s future financial results.

     In accordance with accounting for contingencies, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At September 30, 2009, the Company has not recorded any such liabilities in accordance with accounting for contingencies. The Company believes that it has valid defenses with respect to the legal matters pending against the Company, if any, and that the probability of a loss under such matters is not probable.
     Other Contingencies
     The Company generally warrants that its products shall perform to its standard documentation. Under the Company’s standard warranty, should a product not perform as specified in the documentation within the warranty period, the Company will repair or replace the product or refund the license fee paid. Such warranties are accounted for in accordance with accounting for contingencies. To date, the Company has not incurred any costs related to warranty obligations for its software product.
     The Company’s product license and on-demand agreements typically include a limited indemnification provision for claims by third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. To date, the Company has not incurred and therefore has not accrued for any costs related to such indemnification provisions.
6. Segment, Geographic and Customer Information
     The accounting principles guiding disclosures about segments of an enterprise and related information establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining which information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. By this definition, the Company operates in one operating segment, which is the development, marketing and sale of enterprise software and related services. The Company’s TrueComp Suite is its only product line, which includes all of its software application products.
     The following table summarizes revenues for the three and nine months ended September 30, 2009 and 2008 by geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Americas	$15,626	$25,378	$56,491	$68,069
EMEA	1,571	2,590	8,338	10,776
Asia Pacific	194	285	832	993

	$17,391	$28,253	$65,661	$79,838

     Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

     The following table summarizes revenues to significant customers (including resellers when product is sold through them to an end user) as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Customer 1	10%	6%	8%	7%
Customer 2	1%	10%	1%	4%
7. Comprehensive Loss
     Comprehensive loss is the total of net loss, unrealized gains and losses on investments and foreign currency translation adjustments. Unrealized gains and losses on investments and foreign currency translation adjustment amounts are excluded from net loss and are reported in other comprehensive loss in the accompanying condensed consolidated financial statements. The cumulative effect adjustment for the adoption of recognition and presentation of other-than-temporary impairments guidance is not included in other comprehensive loss for the nine months ended September 30, 2009 as it is an adjustment to the second quarter of 2009 beginning balances.
     The following table sets forth the components of comprehensive loss for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(6,740)	$(1,387)	$(12,884)	$(9,147)
Other comprehensive loss:
Change in unrealized gain (loss) on investments, net	30	(130)	169	(413)
Change in cumulative translation adjustments	(40)	(3)	93	(31)

Comprehensive loss	$(6,750)	$(1,520)	$(12,622)	$(9,591)

8. Stock-based Compensation
     Expense Summary
     Under the provisions of the accounting for share-based payment, $1.0 million and $3.2 million of stock-based compensation expense was recorded for the three and nine months ended September 30, 2009, respectively, in the condensed consolidated statements of operations. Of the total stock-based compensation expense, approximately $0.3 million and $1.2 million was related to stock options for the three and nine months ended September 30, 2009, respectively, $0.2 million and $0.5 million was related to purchases of common stock under the ESPP and $0.5 million and $1.5 million was related to restricted stock units. For the three and nine months ended September 30, 2008, $2.0 million and $5.9 million of stock-based compensation expense was recorded. Of the total stock-based compensation expense, approximately $0.5 million and $1.9 million was related to stock options for the three and nine months ended September 30, 2008, respectively, $0.3 million and $0.8 million was related to purchases of common stock under the ESPP and $1.2 million and $3.2 million was related to restricted stock units.
     As of September 30, 2009, there was $4.7 million, $3.9 million and $0.5 million of total unrecognized compensation expense related to stock options, restricted stock units and the ESPP, respectively. This expense related to stock options, restricted stock units and the ESPP is expected to be recognized over a weighted average period of 2.64 years, 1.97 years and 0.48 years, respectively.
     The table below sets forth the functional classification of stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008 (in thousands, except percentage data):

	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
Stock-based compensation:
Cost of recurring revenues	$108	$184
Cost of services revenues	185	320
Sales and marketing	221	401
Research and development	181	294
General and administrative	310	795

Total stock-based compensation	$1,005	$1,994

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
Stock-based compensation:
Cost of recurring revenues	$402	$497
Cost of services revenues	441	970
Sales and marketing	795	1,487
Research and development	590	915
General and administrative	989	2,021

Total stock-based compensation	$3,217	$5,890

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock Option Plans
Expected life (in years)	3.50	*	0.50 to 3.50	2.50 to 3.50
Risk-free interest rate	1.78%	*	0.30% to 1.78%	2.48% to 2.58%
Volatility	67%	*	63% to 106%	42% to 44%
Dividend Yield	—	*	—	—

Employee Stock Purchase Plan
Expected life (in years)	0.50 to 0.99	0.50 to 1.00	0.49 to 1.00	0.50 to 1.00
Risk-free interest rate	0.27% to 0.46%	1.97% to 2.18%	0.27% to 0.62%	1.97% to 2.18%
Volatility	68% to 101%	58% to 59%	68% to 126%	48% to 61%
Dividend Yield	—	—	—	—

*	No stock options were issued during the three months ended September 30, 2008.
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
10. Related-Party Transactions
     In 2005, the Company entered into a service agreement with Saama Technologies, Inc. for software consulting services. William Binch, who was appointed to the Company’s Board of Directors in April 2005, is also currently a member of Saama’s board of directors. The Company incurred no expenses for services rendered by Saama for the three and nine months ended September 30, 2009 and expenses of approximately $32,000 and $227,000 for services rendered by Saama for the three and nine months ended September 30, 2008, respectively.
     In 2007, CT entered into an operating lease agreement with CCT Properties LLC for its office space. Robert Conti, who was appointed as Senior Vice President, Client Services, in January 2008 in connection with the acquisition of CT, is also a part owner of CCT Properties LLC. The Company incurred rent expense for the office space owned by CCT Properties of approximately $41,000 for the three months ended March 31, 2009 and rent expense for the office space owned by CCT Properties of approximately $49,000 and $139,000 for the three and nine months ended September 30, 2008, respectively. Mr. Conti resigned from his position with the Company effective March 31, 2009.
     Subsequent to the acquisition of CT in 2008, the Company continued its service agreement with The Alexander Group, Inc. for software consulting services. Robert Conti, who was appointed as Senior Vice President, Client Services, in January 2008 in connection with the acquisition of CT, is also a part owner of The Alexander Group and continues to serve as its Senior Vice President and CFO. The Company incurred expenses of approximately $123,000 for services rendered by The Alexander Group for the three months ended March 31, 2009 and expenses of approximately $163,000 and $453,000 for services rendered by The Alexander Group for the three and nine months ended September 30, 2008, respectively.
     Subsequent to the acquisition of CT in 2008, the Company continued to purchase hosting services from Level 3 Communications, Inc. Michele Vion, who was appointed to the Company’s Board of Directors in September 2005, is also currently the Senior Vice President, Human Resources, at Level 3 Communications. The Company incurred expenses of approximately $24,000 and $74,000 for hosting services rendered by Level 3 Communications for the three and nine months ended September 30, 2009, respectively, and expenses of approximately $24,000 and $66,000 for hosting services rendered by Level 3 Communications for the three and nine months ended September 30, 2008, respectively.
     The Company believes all of these agreements represent arm’s length transactions.
11. Subsequent Events
     The Company has evaluated the effects of any subsequent events through November 6, 2009, which is the date the financial statements were issued.

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
Overview of the Results for the Three and Nine Months Ended September 30, 2009
     We are the market and technology leader in Sales Performance Management (SPM) software solutions designed to align internal sales resources and distribution channels with corporate strategy. Our software enhances core processes in sales management, such as the structuring of sales territories, the management of sales force talent, the establishment of sales targets and the creation and execution of sales incentive plans. Using our SPM software solutions, companies can tailor these core processes to further their strategic objectives, including coordinating sales efforts with long-range strategies regarding sales and margin targets, growth initiatives, sales force talent development, territory expansion and market penetration. Our customers can also use our SPM solutions to address more tactical objectives, such as successful new product launches and effective cross-selling strategies. Leading companies worldwide in the financial services, insurance, communications, high-technology, life sciences and retail industries rely on our solutions for their sales performance management and incentive compensation needs. Our SPM solutions can be purchased and delivered as either an on-demand service or an on-premise software solution. Our on-demand service allows customers to use our software products through a web interface rather than purchase computer equipment and install our software at their locations, and we believe the benefits of this deployment method will make our on-demand offering our most popular product choice.
     We sell our products both directly through our sales force and in conjunction with our strategic partners. We also offer professional services, including configuration, integration and training, generally on a time-and-materials basis. We generate recurring subscription and support revenues from our on-demand service, support and maintenance agreements associated with our product licenses and, beginning in the third quarter of 2009, our recently introduced on-premise licenses of our software as a time based term license arrangement, all of which is recognized ratably over the term of the related agreement.

Recurring Revenue Model Gaining Momentum
     During the third quarter of 2009, we continued to build momentum in our recurring revenue business model. A key metric in our model is quarterly additions to net annual contract value (ACV) generated from the sale of our on-demand and time based term license offerings. Our net ACV grew by $3.6 million during the third quarter of 2009 to $28.6 million in cumulative net ACV, an increase of 15% from $24.8 million at the end of the third quarter of 2008. Net ACV booked in the third quarter is comprised of gross ACV of $4.3 million offset by attrition of $0.7 million. The attrition is due to the loss of one customer and reduction in commitment from two continuing customers.
     Our financial results for the third quarter of 2009 reflect the progress we have made in the past year transitioning to a recurring revenue business. Recurring revenue accounted for 64% of total revenues in the third quarter of 2009 as compared to 38% in the third quarter of 2008. Recurring revenue accounted for 53% of our total revenues in the nine months ended September 30, 2009 compared to 37% in the same period of 2008. Our recurring revenue increased in the third quarter of 2009 by 3% to $11.2 million as compared to $10.9 million in the third quarter of 2008. Recurring revenue increased 19% to $34.7 million in the nine months ended September 30, 2009 as compared to $29.2 million in the same period of 2008.
     Primarily as a result of our transition toward a recurring revenue business, our services and license revenues declined as expected. Services revenue decreased by $5.2 million, or 50%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Services revenue decreased by $12.0 million, or 32%, in the nine months ended September 30, 2009 compared to the same period in 2008. License revenue decreased by $5.9 million, or 87%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. License revenue decreased by $7.6 million, or 60%, compared to the same period in 2008.
     We made the shift in the revenue mix targeting more predictable recurring revenues. This shift in revenue mix from license revenue to recurring revenue has reduced our services revenue per our expectations, as the average implementation time for an on-demand arrangement is significantly less than for an on-premise arrangement. As part of our transition, we presently expect services revenues to stabilize at approximately $4 million per quarter.
Cost Control
     During the past year of our transition to a recurring revenue business model, we have made significant progress in reducing our operating expenses to better align our cost base with our new business model. Excluding restructuring expenses and stock-based compensation, we have reduced our operating expenses by $3.3 million, or 24%, to $10.3 million for the third quarter of 2009 from $13.6 million for the third quarter of 2008. Restructuring expenses increased by $2.0 million, while stock-based compensation decreased by $0.8 million in the third quarter of 2009 compared to the prior year period.
     Our progress in reducing our operating expenses is also reflected in the comparison for the nine months ended September 30, 2009 to the same period in 2008. Excluding restructuring expenses and stock-based compensation, we have reduced our operating expenses by $5.4 million, or 14%, to $33.7 million in the nine months ended September 30, 2009 as compared to $39.1 million in the same period of 2008. Restructuring expenses increased by $2.4 million while stock-based compensation decreased by $2.0 million in the nine months ended September 30, 2009 compared to the prior year period.
Other Business Highlights
     During the third quarter of 2009, we launched Commissions Manager, a 100% native Force.com solution that enables sales professionals to manage commissions as part of the Salesforce CRM solution. This self-service solution enables sales professionals to project their target earnings in-line with their opportunities, initiate claims for credit and payment approval, and track the status and amounts of paid and pending commissions, all as part of their day-to-day opportunity management.

     In October 2009, we announced our Monaco Fall ‘09 release with new features for the market-leading on-demand SPM suite to deliver unprecedented agility and rapid ROI. Monaco Fall ‘09 offers various enhancements, including Callidus Communicator, a new solution that enables accelerated plan distribution and approval to ensure sales teams receive compensation updates quickly and on-time. The solution also includes a pre-packaged plans library. In addition, the Monaco Suite now enables mobile support and allows the sales force to access up-to-date compensation reports on the go for increased convenience and faster processing.
Challenges and Risks
     In response to market demand, we shifted our primary business focus from the sale of perpetual licenses for our products to the provision of our software as a service through our on-demand offering. Our on-demand model also provides more predictable quarterly revenues for us. During 2008 we were able to sustain positive margins on this service offering for the first time since its launch in 2006. However, over recent quarters we have experienced slower growth in our net new annual contract value for on-demand services and in the second quarter of 2009, our cumulative ACV for on-demand business declined on a consecutive quarter basis. As a further step in our transition to a recurring revenue business model, in the third quarter of 2009 we began offering our on-premise products as a time based term license arrangement. We believe this offering will better address the needs of our customers that prefer our on-premise solution, and at the same time will provide us with more predictable revenue streams. While we have sold on-premise time based term licenses during the third quarter of 2009, there is no assurance that this new offering will achieve market acceptance. If we are unable to significantly grow our on-demand business or continue to provide our on-demand services on a consistently profitable basis in the future, or if our new on-premise time based term license offering fails to achieve market acceptance, our business and operating results may be materially and adversely affected.
     Our transition to a recurring revenue model has accelerated our decline in services revenues, as implementations of our on-demand offering generally are faster and require lower customer investment than our on-premise business. This transition coupled with delays in a couple on-premise implementation projects has resulted in lower utilization of our services personnel, and a corresponding adverse effect on our services gross margins. We do not expect our services revenues to return to historical levels, and have taken steps to align our costs to anticipated revenues. However, there is no assurance that the steps we have taken, or may take in the future, will be adequate. If they are not, our overall gross margins and our ability to achieve or sustain profitability will be adversely affected.
     In July 2009 in connection with our transition to a recurring revenue business model, we reorganized our sales organization and marketing department to more effectively focus on our market opportunity and at the same time took other significant actions to reduce costs. If these steps prove insufficient or ineffective or result in unanticipated disruption to our business, our ability to achieve or sustain profitability may be materially impaired.
     From a business perspective, we have a number of sales opportunities in process and additional opportunities coming from our sales pipeline; however, we continue to experience wide variances in the timing and size of our transactions and the timing of revenue recognition resulting from greater flexibility in contract terms. We believe one of our major remaining challenges is increasing prospective customers’ prioritization of purchasing our products and services over competing IT projects. To address this challenge, we have set goals that include expanding our sales efforts, promoting our on-demand services, and continuing to develop new products and enhancements to our suite of products.
     Historically, a substantial portion of our revenues has been derived from sales of our products and services to customers in the financial and insurance industries. The recent substantial disruptions in these industries have resulted and may in the future result in these customers deferring or cancelling future planned expenditures on our products and services. Further, consolidations and business failures in these industries could result in substantially reduced demand for our products and services. In addition, the disruptions in these industries and the concurrent international financial crisis may cause other potential customers to defer or cancel future purchases of our products and services as they seek to conserve resources in the face of economic turmoil and the drastically reduced availability of capital in the equity and debt markets. Any of these developments, or the combination of these developments, may materially and adversely affect our revenues, operating results and financial condition in future periods.
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
     See Note 1 of our notes to the condensed consolidated financial statements for changes in our critical accounting policies and estimates during the three or nine months ended September 30, 2009 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     Recent Accounting Pronouncements
     See Note 1 of our notes to condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2009 and 2008
Revenues, cost of revenues and gross profit
     The table below sets forth the changes in revenues, cost of revenues and gross profit for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 (in thousands, except for percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2009	Revenues	2008	Revenues	(Decrease)	Year
Revenues:
Recurring	$11,170	64%	$10,874	38%	$296	3%
Services	5,349	31%	10,597	38%	(5,248)	(50)%
License	872	5%	6,782	24%	(5,910)	(87)%

Total revenues	$17,391	100%	$28,253	100%	$(10,862)	(38)%

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Related	September 30,	of Related	Increase	Year over
	2009	Revenues	2008	Revenues	(Decrease)	Year
Cost of revenues:
Recurring	$5,711	51%	$4,147	38%	$1,564	38%
Services	5,054	94%	10,092	95%	(5,038)	(50)%
License	214	25%	355	5%	(141)	(40)%

Total cost of revenues	$10,979		$14,594		$(3,615)

Gross profit:
Recurring	$5,459	49%	$6,727	62%	$(1,268)	(19)%
Services	295	6%	505	5%	(210)	(42)%
License	658	75%	6,427	95%	(5,769)	(90)%

Total gross profit	$6,412	37%	$13,659	48%	$(7,247)	(53)%

	Nine		Nine
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2009	Revenues	2008	Revenues	(Decrease)	Year
Revenues:
Recurring	$34,669	53%	$29,208	37%	$5,461	19%
Services	25,958	40%	37,992	48%	(12,034)	(32)%
License	5,034	8%	12,638	16%	(7,604)	(60)%

Total revenues	$65,661	100%	$79,838	100%	$(14,177)	(18)%

	Nine		Nine
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Related	September 30,	of Related	Increase	Year over
	2009	Revenues	2008	Revenues	(Decrease)	Year
Cost of revenues:
Recurring	$16,912	49%	$11,095	38%	$5,817	52%
Services	22,034	85%	33,739	89%	(11,705)	(35)%
License	656	13%	705	6%	(49)	(7)%

Total cost of revenues	$39,602		$45,539		$(5,937)

Gross profit:
Recurring	$17,757	51%	$18,113	62%	$(356)	(2)%
Services	3,924	15%	4,253	11%	(329)	(8)%
License	4,378	87%	11,933	94%	(7,555)	(63)%

Total gross profit	$26,059	40%	$34,299	43%	$(8,240)	(24)%

Revenues
     Recurring Revenues. Recurring revenues increased by $0.3 million, or 3%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Recurring revenues increased by $5.5 million, or 19%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increases were primarily the result of increases of $0.7 million and $6.3 million in on-demand subscription revenues in the three and nine months ended September 30, 2009, respectively. This increase is attributable to the increase in the number of existing on-demand customers for which we recognized revenue as all elements of the related customer contracts began to be performed during the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. Although we had a net increase in ACV during the third quarter of 2009, we were unable to recognize revenue on these deals during the current quarter as the revenue recognition criteria had not yet been met. Support revenues for maintenance services decreased by $0.4 million and $0.8 million in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, respectively, which was a result of a number of on-premise customers converting to our on-demand service and decreased perpetual license sales to new customers. The increases in recurring revenues for the three and nine months ended September 30, 2009, were partially offset by $0.1 million in adverse effects due to currency exchange rate fluctuations.

     Services Revenues. Services revenues decreased by $5.2 million, or 50%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Services revenues decreased by $12.0 million, or 32%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decreases were primarily due to the shift in revenue mix from license revenue to recurring revenue since the average implementation time for an on-demand arrangement is significantly less than for an on-premise arrangement, resulting in reduced services revenues. The decreases for the three and nine months ended September 30, 2009 also reflect $0.1 million and $1.0 million in adverse effects due to currency exchange rate fluctuations. Services revenue for the nine months ended September 30, 2008 benefitted from a one-time fee of approximately $1.2 million paid to us by two of our customers that were acquired and subsequently terminated our services.
     License Revenues. Perpetual license revenues decreased $5.9 million, or 87%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Perpetual license revenues decreased $7.6 million, or 60%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease for the nine months ended September 30, 2009 also reflects a $0.2 million adverse effect due to currency exchange rate fluctuations. Primarily as a result of our transition toward a recurring revenue businesss, we do not expect perpetual license revenues to constitute a material portion of our revenues going forward.
Cost of Revenues and Gross Margin
     Cost of Recurring Revenues. Cost of recurring revenues increased by $1.6 million, or 38%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Cost of recurring revenues increased by $5.8 million, or 52%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increases were primarily due to increased amortization of intangible assets resulting from higher cost of third-party technology used in our products, the allocation of a relatively greater portion of such amortization expense to the cost of recurring revenues as such revenues compose a greater portion of total revenues and, in certain periods, increased labor and infrastructure costs associated with customers going live with our on-demand offering.
     Cost of Services Revenues. Cost of services revenues decreased by $5.0 million, or 50%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Cost of services revenues decreased by $11.7 million, or 35%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease was attributable to the decrease in related services revenues as discussed above and decreases in personnel and subcontractor costs.
     Cost of License Revenues. Cost of license revenues decreased by $0.1 million, or 40% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Cost of license revenues decreased by $49,000, or 7%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease was primarily the result of our transition to a recurring revenue business. As a result of the transition, we have allocated to the cost of license revenues a lower portion of the amortization expense for intangible assets comprised of third-party technology used in our products.
     Gross Margin. Our overall gross margin decreased to 37% in the three months ended September 30, 2009 from 48% in the three months ended September 30, 2008. Overall gross margin decreased to 40% in the nine months ended September 30, 2009 from 43% in the nine months ended September 30, 2008. Our recurring revenue gross margin declined from 62% in the third quarter of 2008 to 49% in the third quarter of 2009. Recurring revenue gross margin declined from 62% in the nine months ended September 30, 2008 to 51% in the nine months ended September 30, 2009. The decreases were primarily due to the additional costs, including the amortization expense for intangible assets comprised of third party technology used in our products and costs associated with customers going live, as discussed above. We expect our overall recurring revenue margin to fluctuate, but trend upwards in future periods as we realize the full quarter benefit of our recent cost cutting actions as well as anticipated efficiencies over the longer term. Services gross margin increased from 5% in the third quarter of 2008 to 6% in the third quarter of 2009. Services gross margin increased from 11% in the nine months ended September 30, 2008 to 15% in the nine months ended September 30, 2009. The increases reflect the progress we have made over the last several months to improve utilization, which has led to increased profitability of our services business. License gross margin decreased from 95% in the third quarter of 2008 to 75% in the third quarter of 2009. License gross margin decreased from 94% in the nine months ended September 30, 2008 to 87% in the nine months ended September 30, 2009. The decrease in license gross margin reflects the lower license revenue offset against the fixed cost of license generated by the amount of intangible assets amortization allocated to license sales.
Operating Expenses
     The table below sets forth the changes in operating expenses for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 (in thousands, except percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2009	Revenues	2008	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$4,586	26%	$7,748	27%	$(3,162)	(41)%
Research and development	3,397	20%	3,808	13%	(411)	(11)%
General and administrative	3,072	18%	3,529	12%	(457)	(13)%
Restructuring	1,973	11%	—	—%	1,973	N/M

Total operating expenses	$13,028	75%	$15,085	53%	$(2,057)	(14)%

	Nine		Nine
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2009	Revenues	2008	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$15,892	24%	$22,337	28%	$(6,445)	(29)%
Research and development	10,871	17%	10,958	14%	(87)	(1)%
General and administrative	9,322	14%	10,261	13%	(939)	(9)%
Restructuring	2,778	4%	397	* %	2,381	600%

Total operating expenses	$38,863	59%	$43,953	55%	$(5,090)	(12)%

*	Less than 1%.

N/M:	Percentage is not meaningful
     Sales and Marketing. Sales and marketing expenses decreased $3.2 million, or 41%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease was primarily attributable to decreases in personnel costs of $1.6 million due to reductions in headcount and a decrease in commission payments resulting from decreased perpetual license sales. The decrease was also driven by a decrease in partner selling fees of $0.7 million, a decrease in travel costs of $0.4 million, a decrease in professional fees of $0.1 million, a decrease in marketing and advertising of $0.1 million and a decrease in stock-based compensation as discussed below.

     Sales and marketing expenses decreased $6.4 million, or 29%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease was primarily attributable to decreases in personnel costs of $3.3 million due to reductions in headcount and a decrease in commission payments resulting from decreased perpetual license sales. The decrease was also driven by a decrease in partner selling fees of $1.1 million, a decrease in travel costs of $0.9 million, a decrease in professional fees of $0.2 million and a decrease in stock-based compensation as discussed below. The reductions in commission expenses are, in part, reflective of the shift of our business focus to our on-demand offering and away from the license model. Commission expenses associated with on-demand arrangements are deferred and then amortized over the non-cancelable term of the contract as the related revenue is recognized; whereas commission expenses related to perpetual license sales are incurred in the period the transaction occurs. Commission expenses associated with the new time-based licenses will have the same treatment as commission expenses associated with on-demand arrangements.
     Research and Development. Research and development expenses decreased $0.4 million, or 11%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease was primarily due to a decrease in personnel costs of $0.2 million due to the reductions in headcount. The decrease was also driven by a decrease in travel costs of $0.1 million and a decrease in stock-based compensation as discussed below.
     Research and development expenses decreased $0.1 million, or 1%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease was primarily due to a decrease in personnel costs of $0.1 million due to the reductions in headcount and a decrease in stock-based compensation as discussed below, partially offset by an increase in professional fees of $0.3 million for costs related to our offshore resource center.
     General and Administrative. General and administrative expenses decreased $0.5 million, or 13%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease was primarily due to a decrease in professional fees of $0.1 million and a decrease in stock-based compensation as discussed below.
     General and administrative expenses decreased $0.9 million, or 9%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease was primarily due to a decrease in professional fees of $0.2 million, a decrease in travel and expenses of $0.1 million and a decrease in stock-based compensation as discussed below.
     Restructuring. Restructuring charges were $2.0 million and $2.8 million in the third quarter of 2009 and the nine months ended September 30, 2009, respectively, compared to zero and $0.4 million in the third quarter of 2008 and the nine months ended September 30, 2008, respectively, in connection with severance and termination-related costs, most of which were severance-related cash expenditures. The May 2009 cost savings program was fully completed in the second quarter of 2009. The June 2009 cost savings program was fully completed in the third quarter of 2009. As of September 30, 2009 accrued restructuring charges related to the July and August 2009 cost savings programs were $0.4 million.
Stock-Based Compensation
     The following table sets forth a summary of our stock-based compensation expenses for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2009	2008	(Decrease)	Year
Stock-based compensation:
Cost of recurring revenues	$108	$184	$(76)	(41)%
Cost of services revenues	185	320	(135)	(42)%
Sales and marketing	221	401	(180)	(45)%
Research and development	181	294	(113)	(38)%
General and administrative	310	795	(485)	(61)%

Total stock-based compensation	$1,005	$1,994	$(989)	(50)%

	Nine	Nine
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2009	2008	(Decrease)	Year
Stock-based compensation:
Cost of recurring revenues	$402	$497	$(95)	(19)%
Cost of services revenues	441	970	(529)	(55)%
Sales and marketing	795	1,487	(692)	(47)%
Research and development	590	915	(325)	(36)%
General and administrative	989	2,021	(1,032)	(51)%

Total stock-based compensation	$3,217	$5,890	$(2,673)	(45)%

     Total stock-based compensation expenses decreased $1.0 million, or 50%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Total stock-based compensation expenses decreased $2.7 million, or 45%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The overall decreases were primarily attributable to the decrease in our stock price over the past two years and to employees with unvested options and awards having left the Company.
Other Items
     The table below sets forth the changes in other items for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2009	2008	(Decrease)	Year
Interest and other income	$49	$103	$(54)	(52)%

Provision for income taxes	$173	$64	$109	170%

	Nine	Nine
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2009	2008	(Decrease)	Year
Interest and other income	$239	$914	$(675)	(74)%

Provision for income taxes	$319	$407	$(88)	(22)%

     Interest and Other Income
     Interest and other income decreased $0.1 million, or 52%, in the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease was primarily attributable to the $0.2 million decrease in interest income generated on our investments as a result of a lower average investments balance in the third quarter of 2009 compared to the third quarter of 2008 and lower interest rates in the third quarter of 2009 compared to the third quarter of 2008. The decrease also included the put option loss of $0.1 million. These decreases were partially offset by the gain on investments of $0.1 million recorded on our auction rate securities as compared to no gain or loss in the three months ended September 30, 2008 and a $0.1 million increase in gain on foreign currency transactions as a result of a weaker U.S. dollar.
     Interest and other income decreased $0.7 million, or 74%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease was primarily attributable to the $0.8 million decrease in interest income generated on our investments as a result of a lower average investments balance in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 and lower interest rates in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease also included the put option loss of $0.4 million. These decreases were partially offset by the gain on investments of $0.5 million recorded on our auction rate securities as compared to no gain or loss in the nine months ended September 30, 2008 and a $0.1 million increase in gain on foreign currency transactions as a result of a weaker U.S. dollar. The net gain on foreign currency transactions includes the loss on forward contracts during the nine months ended September 30, 2009.
     Provision for Income Taxes
     Provision for income taxes was $173,000 in the three months ended September 30, 2009 compared to $64,000 in the three months ended September 30, 2008. Provision for income taxes was $319,000 in the nine months ended September 30, 2009 compared to $407,000 in the nine months ended September 30, 2008. The decreases were due to research and development credits discussed below.
     The provisions in the nine months ended September 30, 2009 were primarily the result of 0.4 million in foreign withholding taxes partially offset by a $0.1 million benefit for research and development and alternative minimum tax credits, which we elected to accelerate in lieu of bonus depreciation, in accordance with the American Recovery and Reinvestment Act of 2009. Under this act, which extended for one additional year the special provision enacted as part of the Housing and Economic Recovery Act of 2008, corporations eligible for 50% bonus depreciation on property placed in service during the period January 1 through December 31, 2009 may elect to claim a special refundable credit amount in lieu of bonus depreciation. In making the election, we will receive a cash benefit from the current utilization of carry forward credits, in exchange for relinquishing a larger net operating loss otherwise generated by bonus depreciation.
Liquidity and Capital Resources
     As of September 30, 2009, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $35.9 million and accounts receivable of $12.1 million.
     The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$(2,248)	$5,341
Investing activities	(11,494)	12,094
Financing activities	605	(355)
     Net Cash (Used In) Provided by Operating Activities. Net cash used in operating activities increased $7.6 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase was primarily attributable to a $10.0 million decrease in cash collections resulting from lower average accounts receivable balances as a result of the decrease in revenues, a $2.2 million increase in restructuring payments due to additional cost savings actions, a $1.3 million increase in professional services costs related to the increased use of our offshore resource center and a $0.6 million increase in employee reimbursable expenses and other costs, partially offset by a $6.5 million decrease in payroll-related costs due to a decrease in headcount.
     Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities was $11.5 million for the nine months ended September 30, 2009 compared to net cash provided by investing activities of $12.1 million for the nine months ended September 30, 2008. Net cash used in investing activities during the nine months ended September 30, 2009 was due to purchases of investments of $18.3 million, purchases of property and equipment of $1.6 million and payments made to acquire certain intangible assets of $1.5 million, partially offset by proceeds from maturities and sale of investments of $9.7 million and change in restricted cash of $0.2 million. Net cash provided by investing activities during the nine months ended September 30, 2008 was due to proceeds from maturities and sale of investments of $35.7 million, partially offset by purchases of investments of $13.9 million, cash paid for the Compensation Technologies acquisition of $7.5 million, purchases of property and equipment of $1.9 million and purchases of intangible assets of $0.3 million.
     Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2009 compared to net cash used in financing activities of $0.4 million for the nine months ended September 30, 2008. Net cash provided by financing activities during the nine months ended September 30, 2009 was due to cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $1.7 million, partially offset by cash paid for repurchases of stock of $0.7 million and cash used to net share settle equity awards of $0.4 million. Net cash used in financing activities for the nine months ended September 30, 2008 was due to cash paid for repurchases of stock of $5.2 million, partially offset by cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $4.8 million.

Auction Rate Securities
     See Note 4 — Investments of our notes to condensed consolidated financial statements for information regarding our auction rate securities.
Contractual Obligations and Commitments
     The following table summarizes our contractual cash obligations (in thousands) at September 30, 2009. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the table. In addition, to the extent that payments for unconditional purchase commitments for goods and services are based, in part, on volume or type of services required by us, we included only the minimum volume or purchase commitment in the table below.

	Payments due by Period
		Remaining					2014
Contractual Obligations	Total	2009	2010	2011	2012	2013	and beyond
Operating lease commitments	$4,670	$676	$2,112	$985	$316	$201	$380

Unconditional purchase commitments	$3,021	$714	$1,538	$667	$102	$—	$—

     For our New York, New York and San Jose, California offices, we had two certificates of deposit totaling approximately $232,000 and $434,000 as of September 30, 2009 and December 31, 2008, respectively, pledged as collateral to secure letters of credit required by our landlords for security deposits.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is also a result of fluctuations in interest rates and foreign exchange rates. See Note 4 — Investments of our notes to condensed consolidated financial statements for information regarding our auction rate securities.
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
     Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At September 30, 2009, the average maturity of our investments was approximately six months, and all investment securities other than auction rate securities had maturities of less than 24 months. The following table presents certain information about our financial instruments except for auction rate securities at September 30, 2009 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
			Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sale securities	$19,043	$8,047	$27,090	$27,120
Weighted average interest rate	0.18%	1.37%
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of September 30, 2009, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to market risk related to debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest rate market risk.
     Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our United Kingdom, Germany, Canada and Australia operations, are generally denominated in U.S. dollars. For the three and nine months ended September 30, 2009 approximately 10% and 13% of our total revenues were denominated in foreign currency, respectively. At September 30, 2009, approximately 7% of our total accounts receivable was denominated in foreign currency. Our exchange risks and foreign exchange losses have been minimal to date. The overall decrease in revenue for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 reflected a $0.2 million and $1.5 million adverse effect due to currency exchange rate fluctuations, respectively. We expect to continue to transact a majority of our business in U.S. dollars.
     Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency transactions. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.
     As of September 30, 2009 we had an aggregate of $1.2 million (notional amount) of outstanding short-term foreign currency forward exchange contracts denominated in Mexican Pesos (MXN).

     We had $41,000 and $0.2 million of losses related to forward exchange contracts in the three and nine months ended September 30, 2009, respectively. We do not anticipate any material adverse effect on our financial condition, results of operations or cash flows resulting from the use of these instruments in the immediate future. However, we cannot provide any assurance that our foreign exchange rate contract investment strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally, we hedge only a portion of our foreign currency exchange exposure. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations or cash flows.
     The following table provides information about our foreign currency forward exchange contracts as of September 30, 2009. All of our foreign currency forward exchange contracts will settle within the next 12 months.

	As of September 30, 2009
		Average
	Notional	Contract	Estimated
	Amount	Exchange Rate	Fair Value
	(In thousands except contract rates)
Foreign currency forward contracts:
Mexican Pesos (MXN)	$1,243	14.0665	$23
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
     In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
RISKS RELATED TO OUR BUSINESS
     Our transition to a recurring revenue business model relies on our ability to increase our cumulative Net Annual Contract Value and our failure to do so will adversely impact our financial results.
     With the change in structure of our business model to a recurring revenue model, the size and number of our recurring revenue on-demand and time based term license transactions have become significant predictors of our future performance. In the third quarter of 2009, we increased our cumulative Net Annual Contract Value by entering into a number of new on-demand and time based term license transactions while customer cancellations were limited. However, the decline in growth rate of our cumulative Net Annual Contract Value for on-demand services in several previous quarters, and the absolute decline in Net ACV in the second quarter of 2009, will adversely affect our on-demand revenues in subsequent periods. To achieve profitability, we must increase our total revenues, principally by growing our cumulative Net Annual Contract Value by entering into more or larger recurring revenue transactions and maintaining or reducing the rate of existing customer cancellations. If we cannot increase our cumulative Net Annual Contract Value our future results of operations and financial condition, including our stated goal to obtain profitability, will be negatively affected.
     Our professional services revenues declined materially in recent periods as a result of changes to our business model, and we expect this trend to continue.
     Historically, a significant portion of our revenues were derived from the performance of professional services, primarily implementation, configuration, training and other consulting services in connection with perpetual licenses and ongoing projects. However, given the shift in our business model to on-demand and other factors, services revenue has declined materially, and we expect services revenues to be a much smaller portion of our revenues going forward. These other factors include:
•	The initial implementation time for our on-demand solution is substantially less than our traditional on premise enterprise software model resulting in a decreased need for our professional services. The continued emphasis on sales of our on-demand solution is expected to further decrease this demand, thereby putting further pressure on professional services revenue.

•	Historically, our on premise enterprise software license transactions require post-implementation professional services, typically in the form of upgrade, updates and configuration support. Under our on-demand solution model, upgrades and updates are included in our on-demand technical operations thereby further reducing customers’ professional services needs.

•	The number of third party professional services providers capable of implementing, configuring and performing other consulting services related to our on-demand solutions, including our partners, continues to expand. To the extent customers use third party professional services providers, our professional services revenues may be reduced.

•	Certain customers may experience budget constraints causing them to delay or cancel projects, including projects in which we would have performed professional services related to our software applications. To the extent these budget constraints continue or our customers become impacted by them, our professional services revenues may be reduced.

     Our failure to effectively implement and manage the offering of our on-premise product on a time based term license basis or the restructuring of our sales and marketing organizations in connection with our transition to a recurring revenue business model may harm our business and financial results.
     In the third quarter of 2009, we began offering our on-premise products on a time based term license basis. We had initial sales of our products on this basis in the third quarter of 2009, but there is no assurance when or if this new offering will achieve market acceptance. If our new on-premise time based term license offering fails to achieve market acceptance, our business and operating results may be materially and adversely affected. In connection with our transition to a recurring revenue business model, in July 2009, we reorganized our sales organization and marketing department to more effectively focus on market opportunities and concurrently took other significant action to reduce costs. The reorganization has and will continue to take time for management to implement and there are no guarantees that it will be successful. If these steps prove insufficient or ineffective or result in unanticipated disruption to our business, our ability to achieve or sustain profitability may be materially impaired.
     Uncertain economic conditions may adversely impact our business.
     Our business may be adversely affected by the ongoing credit crises and deteriorating worldwide economic conditions. A weakening global economy, or decline in confidence in the economy, could adversely impact our business in a number of important respects. These include (i) reduced bookings and revenues, as a result of longer sales cycles, reduced, deferred or cancelled customer purchases and lower average selling prices; (ii) increased operating losses and reduced cash flows from operations; (iii) greater than anticipated uncollectible accounts receivable and increased allowances for doubtful accounts receivable; and (iv) impairment in the value of our financial and non-financial assets resulting in non-cash impairment charges.
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
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
10.1	Offer Letter with Lorna Heynike dated July 24, 2009

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2009.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer, Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

Exhibit
Number	Description
10.1	Offer Letter with Lorna Heynike dated July 24, 2009
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act