Form 10-K
period 2009-12-31
CALLIDUS SOFTWARE INC
filed 2010-03-09
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2009, as reported on the NASDAQ Global Market, was approximately $85.4 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of March 1, 2010, the Registrant had 31,153,488 shares of its common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant is incorporating by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2010 Annual Meeting of Stockholders to be held on June 1, 2010.

CALLIDUS SOFTWARE INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2009

© 1998-2010 Callidus Software Inc. All rights reserved. Callidus Software, the Callidus Software logo, and TrueComp Manager are trademarks, servicemarks, or registered trademarks of Callidus Software Inc. in the United States and other countries. All other brand, service or product names are trademarks or registered trademarks of their respective companies or owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 6 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature. These forward-looking statements include, but are not limited to, statements concerning the following: changes in and expectations with respect to license revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, levels of recurring revenues, staffing and expense levels, the impact of foreign exchange rate fluctuations and the adequacy of our capital resources to fund operations and growth. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, occurring after the date of this Annual Report on Form 10-K. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. For a detailed discussion of these risks and uncertainties, see the “Business” and “Risk Factors” sections in Items 1 and 1A of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Callidus Software Inc.

Incorporated in Delaware in 1996, Callidus Software Inc. is a market and technology leader in Sales Performance Management (SPM) solutions globally, to companies of every size. Organizations use SPM systems to optimize their investment in sales planning and performance, specifically in the areas of sales and channel pay for performance and incentive management. SPM solutions also provide the capability to continually monitor and analyze these business processes in order to understand what is working well, and which programs might need to be revised. Sales performance programs are key vehicles in aligning employee and channel partner goals with corporate objectives.

We recently introduced our next generation Sales Performance Management suite, the Monaco release, a multi-tenant Software-as-a-Service (SaaS) solution that delivers a comprehensive suite of sales lifecycle management solutions. These solutions provide value to customers by helping them optimize sales effectiveness from sales and channel on-boarding, to deployment, to pay for performance, to talent development. The Monaco release also offers a new focus on delivering more rapid time-to-value and ease of use for our customers. Enhancements include a new user interface, and a new self-service platform to deliver increased value to end users. In addition, we have built and delivered a library of industry-standard plans and reports, that comes pre-packaged as part of the product. These plans and reports allow customers to get up and running with a proven set of best practice resources quickly.

By facilitating effective management of sales selection and on-boarding, sales deployment and readiness management, incentive and bonus programs, and performance improvements, our products allow our customers to optimize cost efficiencies and drive sales effectiveness. While we offer our customers a range of purchasing and deployment options, from on-demand subscription SaaS to on-premise licensing, our business and revenue model is focused on recurring revenue. Our software suite is based on our proprietary technology and extensive expertise in sales performance management, and provides the flexibility and scalability required to meet the dynamic SPM requirements of global companies of every size across multiple industries.

Our software consulting services offers customers a full range of SPM solution implementations, system upgrades, compensation plan enhancements, migration assistance, reporting and integration consulting and solution architecture services.

As of December 31, 2009 over 2 million salespeople, brokers and channel representatives have their sales performance managed by our products.

Products

The Callidus product suite provides an end-to-end solution for all aspects of the SPM process. With our products, organizations gain insight into sales operations and financial performance including sales capacity and coverage, sales goal attainment and financial performance, and incentive effectiveness. Our products combine a complete web-based solution with flexible rules-based architecture, grid-based computing, reporting, analytics, and workflow functionality. While our horizontal solution is applicable to every industry, Callidus additionally provides value-added industry-specific solutions, particularly in financial services and insurance, telecommunications, life sciences, and technology. Callidus solutions are cross-platform and standards-based, enabling them to be integrated with a wide range of IT systems and processes. Callidus also provides packaged, certified integration with salesforce.com, enabling an organization’s sales team to seamlessly access Callidus applications from its Sales Force Automation/Customer Relationship Management system.

We offer our customers various options to purchase and deploy our products, primarily through on-demand, SaaS subscription and on-premise time-based term licenses. The Callidus On-Demand service delivers all the advantages of SPM. By using Callidus On-Demand, organizations gain the benefit of SPM with a rapid deployment that provides flexibility, efficiency, cost savings, security, and reliability. Callidus On-Demand can be configured with a selection of service levels and options that suit an organization’s business objectives, requirements, and resources. Callidus On-Demand customers rely on our Technical Operations services to provide the infrastructure, infrastructure operations, and software application operations layers required for SPM. In addition to Technical Operations, we make available to all customers Sales Operations services. Sales Operations provides plan and reporting administration services, which includes compensation plan maintenance, report design and maintenance, customer service, issue resolution, production support, and incentive change management. Companies selecting this service do not need to hire and train a compensation analyst or compensation administration team to design and run the system.

Customers that prefer to have our products operating on their own premises can purchase either time-based term licenses or perpetual licenses. Our time-based term license offering gives our customers the right to use our products for a period of time, typically 12 to 24 months. Fees under the time-based term licenses are generally billed annually. Thus, the up-front cost to purchase a time-based term license is significantly lower than that of a perpetual license. We started offering time-based term licenses on several of our products in the third quarter of 2009.

Our products and the deployment options currently offered are listed below.

TrueComp Manager Application

Our TrueComp Manager application automates the modeling, design, administration, reporting, and analysis of pay-for-performance programs for organizations ranging from hundreds to hundreds of thousands of sales people. Our customers use the TrueComp Manager application to design, test, and implement sales compensation plans that reward employees based on profitability of sales or customer value, team-selling, and new product introduction or geographic expansion, or other sales activities that customers wish to encourage. The TrueComp Manager application enables our customers to define flexible market goals and territories for its sales force and channels, accurately collect sales performance data, apply it to each payee’s profile and goals, and process and pay their sales force for achievement on target. The TrueComp Manager application provides a flexible, user-maintainable system that can be easily modified to align direct or indirect sales compensation with corporate goals and shareholder value. It also provides sophisticated modeling functionality to enable the finance organization to accurately forecast compensation spend, or to perform incentive and coverage modeling to understand the different incentive and/or market scenarios. This combined modeling functionality enables organizations to substantially reduce their exposure to unexpected compensation overspend.

The TrueComp Manager application serves as the business user-facing application to set-up compensation plans and incentives, territories, and goals, and to manage day-to-day operations of sales collections and payments. The solution collects and integrates multiple data feeds used to measure and process sales performance. The TrueComp grid component provides high-performance processing of compensation data and results and, together with our parallel processing functionality, enables organizations to manage global compensation. The application’s modular, date-effective approach to defining compensation plans avoids the maintenance and change problems associated with homegrown solutions. The TrueComp Manager application was initially shipped in the first quarter of 1999 and is now being offered to our customers through an on-demand SaaS solution, or under a time-based term or perpetual license.

Callidus Reporting

Callidus Reporting delivers real-time production reports for detailed and summarized sales goal information. It delivers compensation statements, and order to payment tracking, enabling transparency and confidence in the sales incentive process across stakeholders, including the sales force, dealer networks, brokers and channel partners. With integrated reporting capabilities as part of the Callidus Software suite, businesses can quickly and efficiently deploy sales incentives, knowing that sales and channel partners receive up-to-date, transparent details on their performance and payments. The reports deliver at-a-glance summary snapshots for sales, and enable quick and easy navigation to the orders and events that drive their compensation. Callidus Reporting software was initially shipped in the first quarter of 2006 and is now being offered to our customers through an on-demand SaaS solution, or under a time-based term or perpetual license.

Callidus Analytics

Callidus Analytics solution enables businesses to quickly deploy performance dashboards across the sales force and selling channels to monitor and indentify trends affecting sales team, product, and customer performance. The solution provides out-of-the-box dashboards for sales, finance, and sales operations roles to interactively assess and identify trends affecting selling performance across customers, products, channels, sales teams, and territories, and provides ad-hoc query capabilities for deeper analysis of root causes of performance trends.

Callidus Analytics is integrated with the TrueComp Manager solution, and is shipped with pre-packaged dashboards by role for rapid time to value. Callidus Analytics also allows integration with salesforce.com via AppExchange. Callidus Analytics software was initially shipped in the first quarter of 2006 and is now being offered to our customers through an on-demand SaaS solution, or under a time-based term or perpetual license.

Callidus Producer Management

Callidus Producer Management is designed for insurance carriers with large independent distribution channels, or a large numbers of captive agents. Callidus Producer Management streamlines producer administration by helping onboard, deploy, and pay producers, while providing visibility into channel operations and financial performance. Producer management helps businesses not only realize significant hard dollar savings with better control and flexibility of incentive plans and payments to producers, but also to rapidly onboard new producers, grow producer revenue and mindshare, and ensure long-term producer loyalty. Callidus Producer Management was initially shipped in the second quarter of 2007 and is now being offered to our customers through an on-demand SaaS solution, or under a time-based term or perpetual license.

Callidus Channel Management

Callidus Channel Management is designed for telecommunications companies with large independent channels that need one central location to view and update dealer information. Channel management provides businesses a comprehensive view of dealer information, essential for providing the maximum service level to dealers. It helps businesses not only realize significant savings with better control and flexibility of incentive plans and payments to dealers, but also to manage sophisticated types of hierarchies required for independent dealers. Callidus Channel Management was initially shipped in the second quarter of 2007 and is now being offered to our customers through an on-demand SaaS solution, or under a time-based term or perpetual license.

Callidus Objective Management

Callidus Objective Management enables organizations to design and deploy pay-for-performance initiatives to every employee to consistently and reliably deliver and optimize results. The self-service applications empower administrators and managers to set, review, and reward objectives, and analyze objective performance, to achieve maximum impact on their key initiatives. Objective Management delivers insight to key stakeholders to understand the alignment of objectives across departments and teams. This enables businesses to spend less time juggling different systems and spreadsheets and more time to focus on execution and impact of corporate objectives. Callidus Objective Management was initially available in the fourth quarter of 2008 and is now being offered to our customers through an on-demand SaaS solution.

Callidus Quota Management

Callidus Quota Management is designed to provide sales and finance teams with a solution that ensures sales quotas are allocated fairly, in a timely manner, and are aligned with corporate revenue goals and market opportunity. Quota Management identifies opportunities to allocate and change quotas to maximize revenue based on historical performance. It helps allocate quotas effectively and quickly using sophisticated business rules, and manages the rollout and approval process across sales teams and regions in a coordinated and timely manner, enabling everyone to be brought into the process. Callidus Quota Management was initially available in the fourth quarter of 2008 and is now being offered to our customers through an on-demand SaaS solution.

Callidus Communicator

Callidus Communicator is designed to help accelerate and streamline communications with a business’ sales force and channels to help align sales behavior with corporate objectives for more consistent results. The solution can dramatically accelerate the process of rolling out compensation plans, special incentives, and strategic objective plans to the field, and helps track these documents through the inquiry, sign-off, and approval processes. The software helps expedite go-to-market for new products and services and accelerates sales readiness for new fiscal periods. Callidus Communicator was initially available in the third quarter of 2009 and is now being offered to our customers through an on-demand SaaS solution.

Callidus Business Process Management

Callidus Business Process Management (BPM) solutions provide a configurable, template-based platform to define, model, build, deploy and optimize workflows for critical sales and operational processes, such as agent onboarding and offboarding, and third party data validation and management. Callidus BPM replaces manually documented and ad-hoc processes that are challenging to implement, track, audit, and modify. Callidus BPM was initially available in the third quarter of 2009 and is now being offered to our customers through an on-demand SaaS solution, or under a time-based term or perpetual license.

Callidus Commissions Manager

Callidus Commissions Manager is a 100% native solution on the Force.com platform (developed by Salesforce.com) that delivers an easy-to-use application that can be rapidly deployed to help companies drive adoption of Salesforce CRM. With Callidus Commissions Manager, sales professionals can track their projected commissions, initiate claims for credit and payment on closed deals, file disputes on payments, and track the status and amounts of paid and pending commissions, all as part of their day-to-day opportunity management in Salesforce.com. In addition, role-based dashboards across stakeholders provide insight into sales performance and help provide transparency to sales and finance on earnings to-date as well as earnings potentials. Commissions Manager was initially available in the third quarter of 2009 and is now being offered to our customers through an on-demand SaaS solution.

Callidus Plan Communicator

Callidus Plan Communicator is a 100% native solution on the Force.com platform (developed by Salesforce.com) that accelerates the process of rolling out and communicating incentive plans across the sales force, and obtaining acknowledgement from each sales person. With this solution, organizations can transform the sales plan deployment and approval process, accelerating new go-to-markets and fiscal period rollouts, and rolling out changes to sales strategy throughout the year. Plan Communicator was initially available in the third quarter of 2008 and is now being offered to our customers through an on-demand SaaS solution.

Services

We provide a full range of services to our customers, including professional services, maintenance and technical support services, and professional development services.

Professional Services.  We provide integration and configuration services to our customers and partners. Our on-demand customers benefit from a quicker time to value than our traditional on-premise customers because our software is already up and running in our hosting facility. For these customers, professional services typically include the identification and sourcing of legacy data, configuration of application rules to create compensation plans, set up of pre-defined reports and custom reports, and the ability to interface our hosted application with other applications used by our customers. For those customers who purchase our on-premise solution, our services include the installation of our software, identification and sourcing of legacy data, configuration of the TrueComp application rules necessary to create compensation plans, creation of custom reports and integration of our software with other products, and other general testing and tuning services. Installation, configuration and other professional services related to our software can be performed by our customers, or at their discretion, by us or third-party implementation providers. We also provide services to our implementation partners to aid them in certain projects and training programs. In addition, we provide Callidus Strategic and Expert Services to help customers optimize incentive compensation business processes and management capability. The professional services we perform are generally performed on a time and materials basis.

Business Process Solutions.  We provide a suite of value-added Business Process Solutions around ours and client-designed solutions. Specific solutions are available for the Callidus TrueComp Manager application, Callidus Producer Management, and Callidus Reporting & Analytics products. Each solution includes clearly defined engagement plans, rapid deployment methods, and a proven track record of delivering value to customers.

Maintenance and Technical Support Services.  We have maintenance and technical support centers in the United States and India. We currently offer two levels of support, standard and premium, which are generally provided on a yearly basis. Under both levels of support, our customers are provided with online access to our customer support database, telephone, web and e-mail support, and all product enhancements and new releases. In addition, online chat is offered for clients as an alternative option. In the case of premium support, our customers are provided with access to a support engineer 24 hours a day, 7 days a week. In addition, our customers who subscribe to standard or premium support can be provided access to a remote technical account manager to assist with management and resolution of support requests.

Education and Professional Development Services.  We offer a comprehensive set of over 20 performance-oriented, role-based training courses for our customers, partners, and employees. Our educational services include self-service web-based training, classroom training, remote (virtual training with off-site instructor), on-site training, and custom training. Our professional certification is available to promote standards for SPM professionals who demonstrate the ability to implement our suite of products.

Technology

Our products are written in Java. The TrueComp Manager application is based on our proprietary rules engine, which is implemented on our scalable TrueComp Grid computing architecture. This technology offers our customers high degrees of functionality and flexibility, coupled with the scalability and reliability that enables them to maximize the return on investment in their SPM systems.

Customers

While our products and services can serve the Sales Performance Management needs of all companies, we have driven particular penetration with our solutions and expertise in the telecommunications, insurance, banking, technology, life sciences/pharmaceuticals, and retail and distribution markets. In 2009, 2008 and 2007, no customer accounted for more than 10% of our total revenues. America’s revenues represented 87%, 86% and 80% of our total revenues in 2009, 2008 and 2007, respectively. The remaining amounts of revenue in each of the past three years have been generated in Europe and the Asia Pacific region.

Now at over 200 customers, with $50 billion of incentives and compensation paid, for over 2 million payees in over 140 countries, we believe that we are the unequivocal leader in the sales performance management space.

Sales and Marketing

We sell and market our software through a direct sales force and in conjunction with our partners. In the United States, we have sales and service offices in Austin, Birmingham (Alabama), New York, San Jose (HQ), and Scottsdale. Outside the United States, we have sales and service offices in the United Kingdom and Singapore.

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

Marketing.  Our marketing activities include product, service, field, customer, and industry marketing functions as well as marketing communications. Product marketing is responsible for defining new product requirements, managing product life cycles, and generating content for sales collateral and marketing programs. Marketing communications is focused on both primary demand generation efforts to help increase awareness of SPM, and secondary demand generation efforts to drive sales leads for our products and services. This is done through multiple channels, including advertising, webcasts, industry events, email marketing, web marketing, and telemarketing. In addition, our relaunched website is optimized to drive prospects to our solutions and generate additional sales opportunities.

Alliances and Partnerships

We actively promote and maintain strategic relationships with systems integrators, consulting organizations, independent software vendors, value-added resellers, and technology providers. These relationships provide both customer referrals and co-marketing opportunities, which have helped in expanding our customer base. On a national and global basis, we have established alliances with partners such as Accenture and salesforce.com.

In 2007, we forged a partnership with salesforce.com, specifically focused on the promotion and marketing of our On-Demand offering as an AppExchange certified partner, and in 2008 we developed our first native Force.com application, Callidus Plan Communicator. In 2009, we also launched our new native Force.com suite, featuring our new claims-based commission management solution, which enables sales professionals to manage commissions as part of Salesforce CRM. We showcased the solutions at Dreamforce ’09.

Also in 2009, we significantly expanded our global reseller network in specific geographic markets. In addition to CIS in Latin America and ICM Advisory in Poland, we added Seven Seas Technologies to resell our products in Africa, Advantech to resell our products in Israel, Ultima to resell our products in Turkey, Cognity to resell our products in Greece, Hyperintel to resell our products in Indonesia, HAND Enterprise Solutions to resell our products in China and Excel Technologies to resell our products in Asia.

Research and Development

Our research and development organization consists of experienced software engineers, software quality engineers, and technical writers. We organize the development staff along product lines, with an engineering services group providing centralized support for quality assurance, technical documentation, and advanced support. In 2009, 2008, and 2007, we recorded research and development expenses of $13.9 million, $14.6 million and $15.6 million, respectively. These expenses include stock-based compensation.

Competition

Our principal competition comes from Oracle Corporation and internally developed software solutions. We also compete with other software and consulting companies that generally focus on specific industries or sectors, including Centive (now Xactly), DSPA Software, Merced Systems, Synygy, Trilogy-Versata, Varicent, and ZS Associates. We believe that the principal competitive factors affecting our market are:

•	industry-specific domain expertise;

•	scalability and flexibility of solutions;

•	excellent customer service;

•	functionality of solutions; and

•	total cost of ownership.

We believe that we compete effectively with the established enterprise software companies due to our focus, established market leadership, domain expertise, comprehensive suite and roadmap of solutions outside of core commission management, and highly scalable architecture. We believe we have more fully developed the domain expertise necessary to meet the dynamic requirements of today’s complex sales performance and incentive compensation programs.

Our On-Demand offering competes favorably in terms of speed of implementation, reliability, security, scalability, and portability to an on-premise solution. The addition of our lifecycle solutions enhanced our ability to provide a comprehensive sales management solution delivered from a single vendor. The addition of our salesforce.com solutions has also enhanced our ability to compete in the mid-market sector. While our competitors offer viable market alternatives, we believe that we have developed superior breadth and depth of functionality demanded by specific vertical markets, while providing increased operational flexibility to support more rapid deployment capability. Additionally, we have created substantial product differentiation by adding features into our products that are specific to each of our target markets, and that scale to growing business needs.

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

Although we believe that our products and services currently compete effectively with those of our competitors, the market for SPM products is rapidly evolving. Our larger competitors have significantly greater financial, technical, marketing, service, and other resources. Many of these companies also have a larger installed base of users, longer operating histories, and greater name recognition. Our competitors may also be able to respond more quickly to changes in customer requirements, or may announce new products, services, or enhancements that better meet the needs of customers or changing industry standards. In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Increased competition may cause price reductions, reduced gross margins, and loss of market share.

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

Our agreements with customers include restrictions intended to protect and defend our intellectual property. We also require our employees, contractors and many of those with whom we have business relationships to sign non-disclosure and confidentiality agreements.

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

Employees

As of December 31, 2009, we had a total of 284 employees. Of those employees, 46 were in sales and marketing, 72 were in research and development and technical support, 84 were in professional services and training, 36 were in on-demand operations, and 46 were in general and administration. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers as of March 1, 2010:

			Executive
			Officer
Name	Age	Position	Since

Leslie J. Stretch	48	President; Chief Executive Officer	2005
Ronald J. Fior	52	Senior Vice President, Finance and Operations; Chief Financial Officer	2002
V. Holly Albert	51	Senior Vice President, General Counsel and Corporate Secretary	2006
Merritt Alberti	44	Senior Vice President, Worldwide Client Services	2009
Jimmy C. Duan	47	Senior Vice President, Asia Pacific and Latin America	2008
Michael L. Graves	40	Senior Vice President, Engineering	2007
Lorna Heynike	39	Senior Vice President, Marketing	2009
Jeffrey Saling	48	Senior Vice President, North America and EMEA	2008

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

Merritt Alberti has served as our Senior Vice President, Worldwide Client Services since April 2009. Previously, he served as our Vice President, North America Client Services from January 2008 to March 2009. From 2004 to 2008, Mr. Alberti was Vice President at Compensation Technologies, a consulting services organization specializing in the design, implementation and support of incentive compensation management programs. Prior to Compensation Technologies, he was director of technology services at The Alexander Group, Inc, a consulting organization that specializes in sales force effectiveness. Mr. Alberti holds a B.S. from the United States Military Academy at West Point, an M.S. in information systems from Tarleton State University, and an MBA from the University of Texas at Austin.

Jimmy C. Duan became our Senior Vice President, Asia Pacific and Latin America in February 2010. Previously, he served as our Senior Vice President, Mid-Market Business since October 2008. Mr. Duan also served as our Vice President, Strategic Services from October 2005 to April 2006, Managing Director, Expert Services from April 2004 to September 2005, and Managing Director, Western Area Consulting from March 2001 to March 2004. From May 2006 to October 2008, Mr. Duan was employed by Xactly Corporation, an on-demand sales compensation solution provider, in various positions, most recently as its Vice President, Products and Professional Services, Mr. Duan also served as Director of Business Intelligence and Data Warehousing at Quovera, a business consulting and technology integration provider, from May 1999 March 2001 and as Solutions Manager at Talus Solutions, a pricing and revenue management software solution provider, from October 1996 to May 1999. Mr. Duan holds a B.S. in Engineering from Central-South University in China and a Ph.D. in Industrial and Systems Engineering from Virginia Tech.

Michael L. Graves has served as our Senior Vice President, Engineering since February 2007. Previously, Mr. Graves served in a variety of roles at Oracle Corporation, an enterprise application software company, from October 1997 to February 2007, most recently as Vice President of Engineering, Oracle Applications from January 2006 to February 2007, and Senior Director of Engineering from October 1997 to January 2006. Mr. Graves holds a B.S. Finance-Economics from the University of California, Berkeley.

Lorna Heynike has served as our Senior Vice President, Marketing, since July 2009. Prior to that, Mrs. Heynike was our Vice President, Product Management from January 2009 to July 2009, and our Senior Director, Product Management from April 2007 to January 2009. Previously, Mrs. Heynike worked in a variety of product management related positions with Oracle Corporation, from April 2001 to March 2007, most recently as Director, Product Management. Mrs. Heynike holds an MBA from Heriot-Watt University in Edinburgh, Scotland; an M.Sc. from the University of Edinburgh, Scotland; and a B.A. degree with Honors from the University of California at Berkeley.

Jeffrey Saling has served as our Senior Vice President, North America and EMEA, since July 2009. Mr. Saling has also served as our Senior Vice President, Callidus On-Demand, from April 2008 to July 2009, Vice President, Managed Services, from May 2006 to April 2008, Managing Director, On-Demand Services, from December 2005 to May 2006, and Managing Director, Client Services from January 2004 to November 2005. Prior to joining

Callidus, Mr. Saling worked in a variety of roles at Chordiant Software, an enterprise application software company focused on front office solutions, including Americas Vice President of Field Operations from July 2001 to January 2004, and Consultancy Services Director/Manager from January 1998 to July 2001. Prior to Chordiant, Mr. Saling served as General Manager (Senior Manager) for Accenture’s (Andersen Consulting’s) outsourced business for Ford Motor Company from June 1997 to December 1998. Mr. Saling holds a Bachelor of Science degree in Business Administration, Production & Operations Management, from California State University, Hayward.

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

We incurred net losses of $18.0 million, $13.8 million and $13.1 million in 2009, 2008 and 2007, respectively. Our transition to a recurring revenue model has resulted in a decline in perpetual license revenues, and we do not expect the perpetual license revenues to return to historical levels. At the same time, the decline in growth rate of our cumulative Net Annual Contract Value (ACV) for on-demand services in several previous quarters, and the absolute decline in Net ACV in the second quarter of 2009, will adversely affect our on-demand revenues in subsequent periods. As a result of the transition to a recurring revenue model and in the face of challenging macro-economic conditions, our revenue declined by 24% from 2008 to 2009. In addition, because our recurring revenue provides lower gross margin than our historical perpetual license revenues, our overall gross margin declined from 43% to 39% from 2008 to 2009. To achieve profitability, we must increase our total revenues, principally by growing our cumulative Net ACV by entering into more or larger recurring revenue transactions and maintaining or reducing the rate of existing customer cancellations. If we cannot increase our cumulative Net ACV, our future results of operations and financial condition will be adversely affected and we may be unable to achieve profitability.

To achieve profitability, we must also ensure that our cost structure is aligned to the revenue and gross margin levels of our new model. To reduce our expenses, we took a number of cost reduction steps in 2007, 2008, and 2009. These cost reductions efforts include headcount reductions, the latest of which commenced in the first quarter of 2010. In connection with the restructurings, we incurred expenses of $3.0 million in 2009, $1.6 million in 2008, and $1.5 million in 2007. We do not expect to realize the full benefits of the latest measures until the second or third quarter of 2010. We are continuing to monitor our expenses in an effort to further optimize our performance for the long-term. However, there is no assurance that these steps to manage our expenses will be adequate. Consequently, we may be required to incur additional restructuring expenses in the future and, even with these or any future actions, we cannot be sure that we will achieve or sustain profitability on a quarterly or annual basis in the future. If we cannot increase our total revenues, improve our gross margins, and control our costs, our future results of operations and financial condition will be negatively affected.

Disruptions in the financial and insurance industries or the global economic crisis may materially and adversely affect our revenues, operating results and financial condition.

Historically, a substantial portion of our revenues have been derived from sales of our products and services to customers in the financial and insurance industries. The substantial disruptions in these industries in 2008 and 2009 have resulted, and may in the future result, in these customers deferring or cancelling future planned expenditures on our products and services. Further, consolidations and business failures in these industries could result in substantially reduced demand for our products and services. In addition, the disruptions in these industries and the concurrent global financial crisis may cause other potential customers to defer or cancel future purchases of our products and services as they seek to conserve resources in the face of economic turmoil and the drastically reduced availability of capital in the equity and debt markets. Any of these developments, or the combination of these developments, may materially and adversely affect our revenues, operating results and financial condition in future periods.

If we are unable to consistently offer our on-demand offering on a profitable basis, our operating results could be adversely affected.

We have invested, and expect to continue to invest, substantial resources to expand, market, and implement our on-demand offering. We achieved positive gross margins on our on-demand offering for the first time in the first quarter of 2008. As we continue to promote our on-demand service, there is a risk of confusion in the market over the alternative ways to purchase our software, which could result in delayed sales. In addition, with our increased focus on the on-demand service, customers that might have otherwise purchased a perpetual license may opt for our on-demand service which may adversely affect our revenue and operating results in the short-term as revenues for on-demand services are recognized over the life of the agreement with each of our customers rather than upfront as they generally were recognized with perpetual licenses. In addition, the professional services associated with on-demand implementations are generally much less than those associated with perpetual licenses. This business model shift to on-demand may also have a longer term adverse effect on operating results, as our on-demand offering is expected to continue to generate much lower margins than our perpetual license sales.

Our on-demand contracts provide for payment by the customer either after the customer goes into production, as of the effective date of the contract, or when we meet the customer-specific requirements. To the extent those contracts, for which we will not recognize revenue until the customer has commenced production, become predominant, our revenue recognition will be delayed and our operating results will be adversely affected.

We cannot accurately predict customer subscription and maintenance renewal rates and the impact these renewal rates will have on our future revenues or operating results.

Our customers have no obligation to renew their subscriptions for our on-demand service or maintenance support for term or perpetual license transactions after the expiration of their initial subscription or maintenance period, which is typically 12 to 24 months, and some customers have elected not to renew. In addition, our customers may renew for fewer payees or renew for shorter contract lengths. We cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their reduced spending levels, their decision to do more of the work themselves internally, or dissatisfaction with our service. If our customers do not renew their subscriptions for our on-demand services or maintenance support, our revenue will decline and our business will suffer.

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

Our success depends upon our ability to develop new products and enhance our existing products rapidly and cost-effectively. Failure to successfully introduce new or enhanced products may adversely affect our operating results.

The sales performance management software market is characterized by:

•	Rapid technological advances in hardware and software development;

•	evolving standards in computer hardware, software technology and communications infrastructure;

•	changing customer needs; and

•	frequent new product introductions and enhancements.

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, achieve market acceptance and effectively respond to competitive product introductions, we must quickly identify emerging trends and requirements, accurately define and design enhancements and improvements for existing products and introduce new products and services. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner or available in a distribution model acceptable to our target markets and may therefore not achieve the broad market acceptance necessary to generate significant revenues. For example, we recently introduced several new products that are only available through our on-demand services offering or through our relationship with salesforce.com. If one or both of these distribution options are not accepted by customers in our target markets, these new products may not succeed and our future revenues may be adversely affected. Additionally, shifting more of our new product development efforts to offshore resources will require detailed technical and logistical coordination to ensure that international resources are aware of and understand development specifications and that they can meet development timelines or, if they are not met, that any delays are not significant. If we are unable to quickly and successfully develop and distribute new products cost-effectively or enhance existing products or if we fail to position and price our products to meet market demand, our business and operating results will be adversely affected.

Our use of third-party international product development and support services may prove difficult to manage or of inadequate quality to allow us to realize our cost reduction goals and produce new products to drive growth.

We use an India-based firm to provide certain software engineering services and support and we expect to expand our use of offshore third-party technical services and support in the future. We have limited experience in managing development and support of our products by offshore contractors, and may not be able to maintain acceptable standards of quality in support or product development. If we are unable to successfully maintain product development and support quality through our efforts with international third-party service providers, our attempts to reduce costs and drive growth through new products may be negatively impacted which would adversely affect our results of operations. Additionally, if we transition too much of our development and support efforts offshore and we are not able to effectively manage these out-sourced providers, our ability to quickly respond to changing market demands and support our customers may be severely compromised which could adversely affect our business and results of operations. In addition, outsourcing development and support operation to offshore providers may expose us to misappropriation of our intellectual property, or make it more difficult to defend our rights in our technology.

The market for sales performance management software is still new and rapidly evolving and may not develop as we expect.

Our business is in the market for sales performance management software, which is an evolving market. We believe one of our key challenges is to convince prospective customers of their need for our products and services and to persuade them that they should make purchases of our products and services a higher priority relative to other projects. Our future financial performance will depend in large part on continued growth in the number of organizations adopting sales performance management software as a solution to address the problems related to sales performance management. We have only recently begun to focus our business on this market opportunity. The market for sales performance management software may not develop as we expect, or at all. Even if a market does develop, our competitors may be more successful than we are in capturing the market. In either case, our business and operating results will be adversely affected.

Our failure to effectively implement and manage the offering of our on-premise product on a time-based term license basis or the restructuring of our organizations in connection with our transition to a recurring revenue business model may harm our business and financial results.

In the third quarter of 2009, we began offering our on-premise products on a time-based term license basis. We had initial sales of our products on this basis in the third quarter of 2009, but there is no assurance when or if this new offering will achieve market acceptance. If our new on-premise time-based term license offering fails to achieve market acceptance, our business and operating results may be materially and adversely affected. In connection with our transition to a recurring revenue business model, in July 2009, we reorganized our sales organization and marketing department to more effectively focus on market opportunities and concurrently took other significant action to reduce costs. There are no guarantees that it will be successful. If these steps prove insufficient or ineffective or result in unanticipated disruption to our business, our ability to achieve or sustain profitability may be materially impaired.

Our quarterly revenues and operating results are unpredictable and are likely to continue to fluctuate substantially, which may harm our results of operations.

Although our revenue is primarily focused on recurring revenues, we anticipate doing some perpetual license revenue business which is difficult to forecast and which is likely to fluctuate significantly from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. We expect that our ongoing focus on our on-demand business will result in lower revenues from perpetual licenses and decreased customer expenditures on professional services over historical levels.

Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as definitive indicators of future performance.

Factors that may cause our quarterly revenue and operating results to fluctuate include:

•	Disruption in the financial and insurance industries and the global financial crisis, which may result in the deferral or cancellation of future purchases of our products and services;

•	the discretionary nature of our customers’ purchase and budget cycles and changes in their budgets for software and related purchases;

•	the priority our customers place on the purchase of our products as compared to other information technology and capital acquisitions;

•	competitive conditions in our industry, including new product introductions, product announcements and discounted pricing or special payment terms offered by our competitors;

•	varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenues;

•	indeterminate and often lengthy sales cycles;

•	changes in the mix of revenues attributable to higher-margin product license or recurring revenues as opposed to substantially lower-margin on-demand and professional services and other revenues;

•	strategic actions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	merger and acquisition activities among our customers, which may alter their buying patterns, or failure of potential customers, which may reduce demand for our products and services;

•	the extent to which our customer’s needs for professional services are reduced as a result of product improvements as well as implementation efficiencies in our on-demand offering over traditional on-premise implementations;

•	the utilization rate of our professional services personnel and the degree to which we use third-party consulting services;

•	changes in the average selling prices of our products;

•	the rates the market will bear for our professional services and our ability to efficiently and profitably perform such services based on those market rates; and

•	increased operating expenses associated with channel sales and increased product development efforts.

Our professional services revenues declined materially in recent periods as a result of changes to our business model, and we do not expect them to recover to previous historical levels.

Historically, a significant portion of our revenues were derived from the performance of professional services, primarily implementation, configuration, training and other consulting services in connection with perpetual licenses and ongoing projects. However, given the shift in our business model to on-demand and other factors, services revenue has declined materially, and we expect services revenues to be a much smaller portion of our revenues going forward. Characteristics of our on-demand offering contributing to the decline in our service revenue include:

•	The initial implementation time for our on-demand solution is substantially less than our traditional on-premise enterprise software model resulting in a decreased need for our professional services.

•	Historically, our on-premise enterprise software license transactions require post-implementation professional services, typically in the form of upgrade, updates and configuration support. Under our on-demand solution model, upgrades and updates are included in our on-demand technical operations thereby further reducing customers’ professional services needs.

•	The number of third party professional services providers capable of implementing, configuring and performing other consulting services related to our on-demand solutions, including our partners, continues to expand. To the extent customers use third party professional services providers, our professional services revenues may be reduced.

•	In addition, certain customers may experience budget constraints causing them to delay or cancel projects, including projects in which we would have performed professional services related to our software applications. To the extent these budget constraints continue or our customers become impacted by them, our professional services revenues may be reduced. For these and other reasons, our professional service revenues may decline further in the future.

We might not be able to manage our operations efficiently or profitably.

We experienced significant growth in our overall operations in 2007 and in our on-demand operations in 2008. Since 2008, however, we have significantly reduced the size of our internal organization as we have transitioned to a recurring revenue model, expanded our offshore and third party professional services partnerships and in reaction to slowing economic activity. As we continue to optimize our operations in relation to our recurring revenue model, we expect additional adjustments in our organizational structure will continue. The actions we have taken and may take in the future may cause disruptions in or add complexity to our operations. In addition, if we return to a period of growth in our operations, we will likely need to expand the size of our staff, grow and manage our related operations and third party partnerships and strengthen our financial and accounting controls. Any expansion may increase our expenses, and there is no assurance that our infrastructure would be sufficiently scalable to efficiently manage the growth that we may experience. If we expand our operations, our systems, procedures or controls might not be adequate to support expansion. Further, to the extent we invest in additional resources and growth in our revenues does not ensue, our operating results would be adversely affected. If we are unable to further leverage our operating cost investments as a percentage of revenues our ability to generate profits will be adversely impacted.

Our service revenues produce substantially lower gross margins than our license and recurring revenues, and periodic variations in the proportional relationship between services revenues and higher margin license and recurring revenues have harmed, and may continue to harm, our overall gross margins.

Our services revenues, which include fees for consulting, implementation and training, were 37%, 46% and 49% of our revenues for 2009, 2008 and 2007, respectively. Our services revenues have substantially lower gross margins than our license and recurring revenues.

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

The loss of key personnel, higher than normal employee attrition in key departments, or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.

Our success depends to a significant extent on the abilities and effectiveness of our personnel, and in particular our president and chief executive officer and our other executive officers. All of our existing personnel, including our executive officers, are employed on an “at-will” basis. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Likewise, if a number of employees from specific departments were to depart, our short-term ability to maintain business operations and implement our business plan may be impaired. For example, our announcement that we intend to move our corporate headquarters from San Jose, California to a smaller, lower cost facility in or around Pleasanton, California in the third quarter of 2010 may cause a greater than expected number of employees from departments within our corporate headquarters to depart in the coming quarters. Additionally, if we are unable to quickly hire qualified replacements for our executive, other key positions or employees within specific departments, our ability to execute our business plan could be harmed. Even if we can quickly hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

Our products have long sales cycles, which makes it difficult to plan our expenses and forecast our results.

The sales cycles for our on-demand solutions are still evolving, and as we continue to broaden our on-demand offerings it is difficult to determine with any certainty how long our sales cycles for our on-demand solutions will be in the future. The sales cycles for perpetual licenses of our products have historically been between six and twelve months, and longer in some cases, to complete. Consequently, it remains difficult to predict the quarter in which a particular sale will close and to plan expenditures accordingly. Moreover, because sales are often completed in the final two weeks of a quarter, this difficulty may be compounded. Global economic uncertainty and corporate cost-cutting are likely to continue throughout 2010, thereby prolonging the difficulty of predicting license and on-demand sales into the foreseeable future. The period between our initial contact with a potential customer and its purchase of our products and services is relatively long due to several factors, including:

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

Professional services revenues comprise a substantial portion of our revenues and, to the extent our customers choose to use other services providers, our revenues and operating results may decline.

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

Deployments of our products frequently require a substantial degree of technical and logistical expertise for both on-demand and on-premise implementations. Moreover, whether for our on-demand or on-premise implementations, our customers can require large, enterprise-wide deployments of our products. It may be difficult for us to manage these deployments, including the timely allocation of personnel and resources by us and our customers. Failure to successfully manage the process could harm our reputation both generally and with specific customers and may cause us to lose existing customers, face potential customer disputes or limit the number of new customers that purchase our products, each of which could adversely affect our revenues and increase our technical support and litigation costs.

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

We may in the future acquire or make investments in other complementary companies, products, services and technologies. In January 2010, we completed the acquisition of Actek, a leading provider of commissions and compliance software for complex selling environments for the insurance and financial services industries. In January 2008 we acquired Compensation Technologies LLC to expand our services offerings and improve our services related operations. We may not realize the expected benefits of acquisitions or investments we made or may make in the future. For example, after acquiring Compensation Technologies to strengthen our professional service operation, demand for our professional services declined substantially, in the face of challenging macro-economic condition, as well as our transition to a recurring revenue model, which is less service intensive. In addition, acquisitions and investments involve a number of risks, including the following:

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

If we are unable to hire or subcontract for and retain qualified employees, including sales, professional services, and engineering personnel, our growth may be impaired.

To expand our business successfully and maintain a high level of quality, we need to continually recruit, retain and motivate highly skilled employees and subcontractors in all areas of our business, including sales, professional services and engineering. In particular, if we are unable to hire or subcontract for and retain talented professional services personnel with the skills, and in the locations, we require, we might need to redeploy existing personnel or further increase our reliance on subcontractors to fill certain of our labor needs. As our customer base increases and as we continue to evaluate and modify our organizational structure to increase efficiency, we are likely to experience staffing constraints in connection with the deployment of trained and experienced professional services resources capable of implementing, configuring and maintaining our software for existing customers looking to migrate to more current versions of our products as well as new customers requiring installation support. Moreover, as a company focused on the development of complex products, we are often in need of additional software developers and engineers.

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

A substantial majority of our product revenues are derived from our TrueComp® software application and related products and services, and a decline in sales of these products and services could adversely affect our operating results and financial condition.

We derive, and expect to continue to derive, a substantial majority of our product revenues from our TrueComp application and related products and services through both our on-demand and on-premise solutions. Our on-demand solution still consists substantially of our TrueComp application. In addition, our installed base of perpetual license customers has predominantly purchased our TrueComp application, and our ability to generate maintenance revenue from these customers depends on their continued use of our TrueComp application. As a result of these factors, maintenance revenue from these customers depends on the customer use of our TrueComp application, we are particularly vulnerable to fluctuations in demand for our TrueComp application. Accordingly, if demand for our TrueComp application and related products and services decline significantly, our business and operating results will be adversely affected.

If we reduce prices, alter our payment terms or modify our products or services in order to compete successfully, our margins and operating results may be adversely affected.

The intensely competitive market in which we do business may require us to reduce our prices and/or modify our pricing strategies in ways that may adversely affect our operating results. If our competitors offer deep discounts on competitive products or services, we may be required to lower prices or offer other terms more favorable to our customers in order to compete successfully. Some of our competitors may bundle their software products that compete with ours with their other products and services for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, limit the prices that we can charge for our products or cause us to modify our existing market strategies for our products and services. If we cannot offset price reductions and other terms more favorable to our customers with a corresponding increase in the number of sales or decreased spending, then the reduced revenues resulting from lower prices or revenue recognition delays would adversely affect our margins and operating results.

Our products depend on the technology of third parties licensed to us that are necessary for our applications to operate and the loss or inability to maintain these licenses, errors in such software, or discontinuation or updates to such software could result in increased costs or delayed sales of our products.

We license technology from several software providers for our rules engine, analytics, web viewer and quota management application, and we anticipate that we will continue to do so for these features and from these or other providers in connection with future products. We also rely on generally available third-party software to run our applications. Any of these software applications may not continue to be available on commercially reasonable terms, if at all, or new versions may be released that are incompatible with our prior or existing software releases. Some of the products could be difficult to replace, and developing or integrating new software with our products could require months or years of design and engineering work. The loss or modification of any of these technologies could result in delays in the license of our products until equivalent technology is developed or, if available, is identified, licensed and integrated. Acquisitions of our third-party technology licenses by our competitors or otherwise may have a material adverse impact on us if the acquirer seeks to cancel or change the terms of our license.

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

Our products are complex and, accordingly, they may contain errors, or “bugs,” that could be detected at any point in their product life cycle. While we continually test our products for errors and work with customers to identify and correct bugs, errors in our products are likely to be found in the future. Any errors could be extremely costly to correct, materially and adversely affect our reputation and impair our ability to sell our products. Further, our efforts to reduce costs by employing more subcontracting personnel to perform product development and support tasks may make it more difficult for us to timely respond to product errors. Moreover, customers relying on our products to calculate and pay incentive compensation may have a greater sensitivity to product errors and security vulnerabilities than customers for software products in general. If we incur substantial costs to correct any product errors, our operating margins would be adversely affected.

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

We also have and are considering strategic relationships that are new or unusual for us and which can pose additional risks. While reseller arrangements offer the advantage of leveraging larger sales organizations than our own to sell our products, they also require considerable time and effort on our part to train and support our strategic partner’s personnel, and require our strategic partners to properly motivate and incentivize their sales force. Also, if the reseller agreement is an exclusive arrangement, there is risk that the exclusivity prevents us from pursuing the applicable markets ourselves, which if the reseller is not being successful there on our behalf, may adversely affect our results of operations.

Should any of these third parties go out of business or choose not to work with us; we may be forced to develop new capabilities internally, which may cause significant delays and expense, thereby adversely affecting our operating results. Any of our third-party providers may offer products of other companies, including products that compete with our products. If we do not successfully and efficiently establish, maintain, and expand our industry relationships with influential market participants, we could lose sales and service opportunities, which would adversely affect our results of operations.

Breaches of security or failure to safeguard customer data could create the perception that our services are not secure, causing customers to discontinue or reject the use of our services and potentially subject us to significant liability. Implementing, monitoring and maintaining adequate security safeguards may be costly.

Our on-demand service allows our customers to access our software and transmit confidential data, including personally identifiable individual data of their employees, agents, and customers over the Internet. We also store data provided to us by our customers on servers in a third-party data warehouse. In addition, we may have access to confidential and private individual data as part of our professional services organization activities, including implementation, maintenance and support of our software for perpetual license customers. If we do not adequately safeguard the confidential information imported into our software or otherwise provided to us by our customers, or if third parties penetrate our systems or security and misappropriate our customers’ confidential information, our reputation may be damaged and we may be sued and incur substantial damages in connection with such disclosures or misappropriations. Even if it is determined that our security measures were adequate, the damage to our reputation may cause customers and potential customers to reconsider the use of our software and services, which may have a material adverse effect on our results of operations.

Moreover, many of our customers are subject to heightened security obligations regarding the personally identifiable information of their customers. In the United States, these heightened obligations particularly affect the financial services and insurance sectors, which are subject to stringent controls over personal information under the Gramm-Leach-Bliley Act, Health Insurance Portability and Accountability Act, Health Information Technology for Economic and Clinical Health Act and other similar state and federal laws and regulations. In addition, the European Union Directive on Data Protection creates international obligations on the protection of personal data that typically exceed security requirements mandated in the United States. The security measures we have implemented and may need to implement, monitor and maintain in the future to satisfy the requirements of our customers, many of which are in the financial services and insurance sectors, may be substantial and involve significant time and effort, which are typically not chargeable to our customers.

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

Our business may be adversely affected by the ongoing credit crises and adverse worldwide economic conditions. Further weakening in the global economy, or a further decline in confidence in the economy, could adversely impact our business in a number of important respects. These include (i) reduced bookings and revenues, as a result of longer sales cycles, reduced, deferred or cancelled customer purchases and lower average selling prices; (ii) increased operating losses and reduced cash flows from operations; (iii) greater than anticipated uncollectible accounts receivable and increased allowances for doubtful accounts receivable; and (iv) impairment in the value of our financial and non-financial assets resulting in non-cash impairment charges.

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

Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could impair our ability to accurately forecast sales demand, manage our system integrators and other third-party service vendors and record and report financial and management information on a timely and accurate basis.

We expect to continue expanding our international operations but we do not have substantial experience in international markets, and may not achieve the expected results.

We have been expanding our international operations since 2006 and expect to continue expanding these operations in 2010. International expansion may require substantial financial resources and a significant amount of attention from our management. International operations involve a variety of risks, particularly:

•	Unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

•	differing abilities to protect our intellectual property rights;

•	use of international resellers and compliance with the foreign corrupt practices act;

•	differing labor regulations;

•	greater difficulty in supporting and localizing our products;

•	greater difficulty in establishing, staffing and managing foreign operations;

•	possible political and economic instability; and

•	fluctuating exchange rates.

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

We lease our headquarters in San Jose, California which consists of approximately 53,000 square feet of office space. The lease on our San Jose headquarters expires in 2010. We are in the process of negotiating a new lease and expect to enter into the lease and relocate our headquarters to Pleasanton, California in 2010. We also lease facilities in Austin, Birmingham (Alabama), London, New York, and Scottsdale. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. See Note 7 to the Consolidated Financial Statements for information regarding our lease obligations.

Item 3.	Legal Proceedings

We are from time to time a party to various litigation matters and customer disputes incidental to the conduct of our business, none of which, at the present time, is likely to have a material adverse effect on our future financial results.

In accordance with accounting for contingencies, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2009, we have not recorded any such liabilities in accordance with accounting for contingencies. We believe that we have valid defenses with respect to the contract disputes and other legal matters pending against us and that the probability of a loss under such matters is not probable.

Item 4.	Submission of Matters to a Vote of Security Holders

None

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

	Fiscal Year Ended December 31, 2009				Fiscal Year Ended December 31, 2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$3.40	$3.05	$3.57	$3.26	$4.26	$5.74	$6.49	$5.54
Low	$2.65	$2.49	$2.69	$2.13	$1.95	$3.91	$4.75	$3.75

As of March 1, 2010, we had 31,153,488 shares of our common stock outstanding. There were 46 stockholders of record of our common stock, and we believe a greater number of beneficial owners.

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

The graph compares the cumulative total return of our common stock from December 31, 2004 through December 31, 2009 with the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Callidus Software Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Callidus Software Inc.	100.00	71.31	106.96	87.78	50.76	51.27
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Computer & Data Processing	100.00	102.45	115.69	138.09	78.91	126.06

*	The Company has not changed comparable indices from 2008. The NASDAQ National Market Composite Index changed its name to the NASDAQ Composite Index in June 2006.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report. The selected consolidated statements of operations data for each of the years in the three-year period ended December 31, 2009, and as of December 31, 2009 and 2008, are derived from our audited consolidated financial statements that have been included in this annual report. The selected consolidated statement of operations data for each of the years in the two year period ended December 31, 2006 and the selected consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements that have not been included in this annual report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Revenues:
Recurring	$46,322	$40,546	$23,907	$18,006	$14,919
Services	29,702	49,535	49,125	30,329	28,691
License	5,034	17,100	28,025	27,773	17,843

Total revenues	81,058	107,181	101,057	76,108	61,453
Cost of revenues:
Recurring(1)	22,468	16,111	11,043	6,253	4,576
Services(1)	26,195	44,613	43,555	28,541	25,708

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

License	754	897	884	546	377

Total cost of revenues	49,417	61,621	55,482	35,340	30,661

Gross profit	31,641	45,560	45,575	40,768	30,792
Operating expenses:
Sales and marketing(1)	20,369	29,456	30,806	25,463	18,552
Research and development(1)	13,853	14,597	15,563	14,558	12,606
General and administrative(1)	12,310	14,237	13,991	12,367	9,744
Restructuring	2,993	1,641	1,458	—	—

Total operating expenses	49,525	59,931	61,818	52,388	40,902

Loss from operations	(17,884)	(14,371)	(16,243)	(11,620)	(10,110)
Interest and other income, net	308	702	2,772	2,709	1,491

Loss before provision for income taxes and cumulative effect of change in accounting principle	(17,576)	(13,669)	(13,471)	(8,911)	(8,619)
Provision for (benefit from) income taxes	377	161	(330)	(62)	(14)

Loss before cumulative effect of change in accounting principle	(17,953)	(13,830)	(13,141)	(8,849)	(8,605)
Cumulative effect of change in accounting principle	—	—	—	128	—

Net loss	$(17,953)	$(13,830)	$(13,141)	$(8,721)	$(8,605)

Net loss per share:
Basic and diluted	$(0.60)	$(0.46)	$(0.45)	$(0.31)	$(0.33)

Weighted average shares:
Basic and diluted	30,050	29,913	29,068	27,690	26,268

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$33,550	$36,845	$50,637	$52,939	$63,705
Total assets	66,259	83,879	87,447	85,194	80,644
Working capital	17,083	26,720	48,390	54,949	54,962
Total liabilities	35,028	39,913	33,698	27,814	22,493
Total stockholders’ equity	31,231	43,966	53,749	57,380	58,151

(1)	Effective January 1, 2006, the Company adopted the provisions of accounting for share-based payment under the modified prospective method. Accordingly, for the years ended December 31, 2009, 2008, 2007 and 2006, stock-based compensation was accounted for under accounting for share-based payment, while for the years prior to January 1, 2006, stock-based compensation was accounted for under accounting for stock issued to employees. The amounts above include stock-based compensation as follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Cost of recurring revenues	$471	$692	$250	$193	$9
Cost of services revenues	574	1,263	838	832	100
Sales and marketing	1,019	1,861	1,162	1,045	(226)
Research and development	736	1,169	995	917	226
General and administrative	1,524	2,711	1,709	1,766	435

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of 2009 Results

We are a market and technology leader in Sales Performance Management (SPM) software solutions designed to align internal sales resources and distribution channels with corporate strategy. Our software enhances core processes in sales management, such as the structuring of sales territories, the management of sales force talent, the establishment of sales targets and the creation and execution of sales incentive plans. Using our SPM software solutions, companies can tailor these core processes to further their strategic objectives, including coordinating sales efforts with long-range strategies regarding sales and margin targets, growth initiatives, sales force talent development, territory expansion and market penetration. Our customers can also use our SPM solutions to address more tactical objectives, such as successful new product launches and effective cross-selling strategies. Leading companies worldwide in the financial services, insurance, communications, high-technology, life sciences and retail industries rely on our solutions for their sales performance management and incentive compensation needs. Our SPM solutions can be purchased and delivered as either an on-demand service or an on-premise software solution. Our on-demand service allows customers to use our software products through a web interface rather than purchase computer equipment and install our software at their locations, and we believe the benefits of this deployment method will make our on-demand offering our most popular product choice.

We sell our products and services both directly through our sales force and in conjunction with our strategic partners. We also offer professional services, including configuration, integration and training, generally on a time-and-materials basis. We generate recurring subscription and support revenues from our on-demand service, support and maintenance agreements associated with our product licenses and, beginning in the third quarter of 2009, we introduced on-premise licenses of our software as a time-based term license arrangement, all of which is recognized ratably over the term of the related agreement.

Transition to Recurring Revenue Model Completed

In 2009, we effectively completed the transition to our recurring revenue business model from a perpetual license business model. Our financial results for 2009 reflected our progress in the transition during the past year. Recurring revenues for 2009 were $46.3 million, up 14% over 2008. As a percentage of total revenues, recurring revenues accounted for 57%, up from 38% for 2008. Our progress in the transition to a recurring revenue business model is better illustrated in the comparison between the fourth quarters of 2009 and 2008. Recurring revenues accounted for 76% of total revenues in the fourth quarter of 2009, an increase from 41% in the fourth quarter of 2008. We expect recurring revenues to run at approximately 70% of total revenues through 2010.

A key metric in our recurring revenue business model is additions to Net Annual Contract Value (ACV) generated from the sale of our on-demand and time-based term license offerings. Our Net ACV increased by $6.4 million or 25% during 2009 to $32.4 million in cumulative net ACV at the end of 2009. Because of the move to a recurring revenue model, the full impact of the ACV bookings during 2009 will generally be recognized ratably over the next year. As a result of the contractual terms in some of our customer agreements, revenue related to new ACV bookings may be deferred until a customer goes live.

Total revenues for the year were $81.1 million, down $26.1 million or 24% from the prior year. This decrease was the result of the anticipated decrease in license and services revenues related to our business model change, combined with a very challenging economic environment. Total license revenue for the year was $5.0 million, a decrease of $12.1 million from 2008. Services revenue decreased by 40% from $49.5 million in 2008 to

$29.7 million in 2009. The shift in revenue mix from perpetual license revenue to more predictable recurring revenue has also resulted in reduced services revenue as expected, as the average implementation time for a recurring revenue arrangement is significantly less than under the perpetual license model.

Alignment of Cost Base with Recurring Revenue Model

During the past year of our transition to a recurring revenue business model, we aggressively reduced our operating expenses to better align our cost base with our recurring revenue streams. Our operating expenses decreased by $10.4 million, or 17%, to $49.5 million in 2009 from $59.9 million in 2008. The significant decrease in operating expenses was primarily the result of cost saving actions including reduction in staff taken throughout 2009. As a result of reductions in workforce, we recorded charges of approximately $3.0 million in 2009 compared to $1.6 million in 2008. We expect to realize additional savings in 2010 related to these and further actions. With our plans to transfer more of our development efforts to offshore resources and relocate our headquarters in 2010, we will make further progress toward aligning our cost base with our recurring revenue streams and achieving profitability.

Immaterial Adjustments to Previously Released Financial Results

Subsequent to the filing of our Form 8K on January 28, 2010, which included our press release containing our December 31, 2009 unaudited financial statements, we made immaterial adjustments to our fiscal 2009 financial statements which had the effect of increasing net loss by approximately $320,000. These adjustments are not material to either the annual or fourth quarter financial statements for the period ended December 31, 2009.

Other Business Highlights

On January 1, 2010, we completed the acquisition of Actek. Under the terms of the agreement, we paid Actek’s owner $2.1 million in a combination of cash and stock and assumed debt of $0.9 million. In addition, we may pay up to approximately $1 million in the form of cash, restricted stock units and stock options, depending on the achievement of specified operational milestones on January 1, 2011. Because this consideration is contingent on the achievement of the milestones, we are required to revalue the consideration at each subsequent reporting date until January 1, 2011 under the acquisition accounting guidance. Actek is a leading provider of commissions and compliance software for complex selling environments for the insurance and financial services industries.

Challenges and Risks

In response to market demand, we shifted our primary business focus from the sale of perpetual licenses for our products to the provision of our software as a service through our on-demand offering. Our SaaS model also provides more predictable quarterly revenues for us. In 2009, as our on-demand business has begun to mature and we faced challenging macro economic conditions, the growth rate of our new on-demand ACV bookings has slowed and we have begun to experience some attrition. As a result, the overall net ACV growth rate in 2009 was lower than in prior years. As a further step in our transition to a recurring revenue business model, in the third quarter of 2009 we began offering our on-premise products as a time-based term license arrangement. We believe this offering will better address the needs of our customers that prefer our on-premise solution, and provide us with more predictable revenue streams than perpetual on-premise licenses. While we have sold on-premise time-based term licenses during the second half of 2009, there is no assurance that this new offering will achieve market acceptance. If we are unable to significantly grow our recurring revenue business or continue to provide our on-demand services on a consistently profitable basis in the future, our business and operating results may be materially and adversely affected.

Costs associated with supporting our on-demand offering are generally higher than the cost of maintenance related to our on-premise customers. In addition to providing customer support that is included in our maintenance offering, we are responsible for the full operation of the software that the customer has contracted for in our hosting facility. Additionally, some of our on-demand customers subscribe to additional services available through our business operations offering that result in additional costs.

Our transition to a recurring revenue model has accelerated the anticipated decline in services revenues, as implementations of our on-demand offering generally are faster and require lower customer investment than our on-premise business. We do not expect our services revenues and margins to return to historical levels, and have taken steps to better align our costs to anticipated revenues. However, there is no assurance that the steps we have taken, or may take in the future, will be adequate. If they are not, our overall gross margins and our ability to achieve or sustain profitability will be adversely affected.

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

Application of Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations which follows is based upon our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The application of GAAP requires our management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosure regarding these items. We base our assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with our Audit Committee of the Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts and service remediation reserve, stock-based compensation, goodwill impairment, long-lived asset impairment and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For a more detailed discussion of these accounting policies and our use of estimates, please refer to Note 1 to our Consolidated Financial Statements included in this report.

Revenue Recognition

We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is deemed probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Allowance for Doubtful Accounts and Service Remediation Reserve

We must make estimates of the uncollectability of accounts receivable. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material.

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

Stock-based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. We currently use the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include: the expected term of the options, taking into account projected exercises; our expected stock price volatility over the expected term of the awards; the risk-free interest rate; estimated forfeitures and expected dividends, which we determine as follows:

•	Expected term is determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

•	Expected volatility is based on the historical volatility over the expected term.

•	Risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term.

•	Estimated forfeitures are based on voluntary termination behavior as well as analysis of actual option forfeitures.

•	Expected dividends are estimated at zero based on our history and intentions of not declaring and paying dividends.

Changes in these variables could materially affect the estimate of fair value of stock-based compensation and thus could materially affect our operating results.

Goodwill Impairment

We complete our goodwill impairment test on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. In order to estimate the fair value of goodwill, we typically estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective. They can be affected by a variety of external and internal factors, including industry and economic trends and changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made in the past have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results.

We completed our annual impairment test in the fourth quarter of fiscal 2009 and determined there was no impairment. We currently believe that there is no significant risk of future material goodwill impairment.

Long-Lived Asset Impairment

We evaluate impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We assess the recoverability of the assets to be held and used based on the undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Upon classification of long lived assets as “held for sale,” such assets are measured at the lower of their carrying amount or fair value less cost to sell and we cease further depreciation or amortization.

Accounting for Income Taxes

Income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset.

Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of potential tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have VSOE of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010, however early adoption is permitted. The Company is currently evaluating the impact of adopting these new standards on our consolidated financial position, results of operations and cash flows, including possible early adoption.

See Note 1 of our Notes to Consolidated Financial Statements for information regarding the effect of newly adopted accounting pronouncements on our financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2009 and 2008

Revenues, Cost of Revenues and Gross Profit

The table below sets forth the changes in revenue, cost of revenue and gross profit from 2009 to 2008 (in thousands, except percentage data):

	Year		Year			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	December 31,	of Total	December 31,	of Total	Increase	Year over
	2009	Revenues	2008	Revenues	(Decrease)	Year

Revenues:
Recurring	$46,322	57%	$40,546	38%	$5,776	14%
Services	29,702	37%	49,535	46%	(19,833)	(40)%
License	5,034	6%	17,100	16%	(12,066)	(71)%

Total revenues	$81,058	100%	$107,181	100%	$(26,123)	(24)%

	Year		Year			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	December 31,	of Related	December 31,	of Related	Increase	Year over
	2009	Revenues	2008	Revenues	(Decrease)	Year

Cost of revenues:
Recurring	$22,468	49%	$16,111	40%	$6,357	39%
Services	26,195	88%	44,613	90%	(18,418)	(41)%
License	754	15%	897	5%	(143)	(16)%

Total cost of revenues	$49,417		$61,621		$(12,204)

Gross profit:
Recurring	$23,854	51%	$24,435	60%	$(581)	(2)%
Services	3,507	12%	4,922	10%	(1,415)	(29)%
License	4,280	85%	16,203	95%	(11,923)	(74)%

Total gross profit	$31,641	39%	$45,560	43%	$(13,919)	(31)%

Revenues

Recurring Revenues.  Recurring revenues, consisting of on-demand arrangements, time-based on-premise arrangements and maintenance revenues, increased by $5.8 million, or 14%, in 2009 compared to 2008. The increase was primarily the result of an increase of $6.7 million in subscription revenues related to on-demand and business operations services in 2009. This increase was attributable to the increase in the number of existing on-demand customers for which we recognized revenue as all elements of the related customer contracts began to be performed during 2009 compared to 2008. We introduced our time-based term license offering in the third quarter of 2009. Total revenue generated from this new offering was $0.2 million during 2009. Support revenues for maintenance services decreased by $1.1 million in 2009 compared to 2008, which was primarily a result of a number of on-premise customers converting to our on-demand service and decreased perpetual license sales to new customers.

Services Revenues.  Services revenues decreased by $19.8 million or 40% in 2009 compared to 2008. The decrease was primarily a result of combined effect of shorter on-demand implementation time, the challenging economic environment and reduced on-premise license sales. Services revenue for 2008 benefitted from a one-time fee of approximately $1.2 million paid to us by two of our customers that were acquired and subsequently terminated our services.

License Revenues.  Perpetual license revenues decreased $12.1 million, or 71%, in 2009 compared to 2008. The decrease was primarily attributable to our transition from a perpetual license business to a recurring revenue SaaS-oriented company. As a result, our license business diminished in importance in the past year and we do not expect perpetual license revenue to return to historical levels.

Cost of Revenues and Gross Margin

Cost of Recurring Revenues.  Cost of recurring revenues increased by $6.4 million or 39% in 2009 compared to 2008. The increase was primarily due to increased cost of fulfilling higher level of customer orders resulting from the increase in on-demand subscription revenue, increased amortization of intangible assets resulting from higher cost of third-party technology used in our products, the allocation of a relatively greater portion of such amortization expense to the cost of recurring revenues as such revenues compose a greater portion of total revenues and, in certain periods, increased labor and infrastructure costs associated with customers going live with our on-demand offering. The costs associated with supporting our on-demand offering are generally higher than the cost of maintenance related to our on-premise customers, as we are responsible for the full operation of the software that the customer has contracted for in our hosting facility.

Cost of Services Revenues.  Cost of services revenues decreased by $18.4 million or 41% in 2009 compared to 2008. The decrease was attributable to the decrease in related services revenues as discussed above and decreases in personnel and subcontractor costs.

Cost of License Revenues.  Cost of license revenues decreased by $0.1 million or 16% in 2009 compared to 2008. The decrease was primarily the result of our transition to a recurring revenue business. As a result of the transition, we have allocated to the cost of license revenues a lower portion of the amortization expense for intangible assets comprised of third-party technology used in our products.

Gross Margin.  Our overall gross margin decreased to 39% in 2009 from 43% in 2008. This was primarily a result of our business model shifting to on-demand from perpetual license sales, which historically has had a higher margin.

Our recurring revenue gross margin declined from 60% in 2008 to 51% in 2009. The decrease was primarily due to the increase in higher cost on-demand revenue and additional costs, including the amortization expense for intangible assets comprised of third party technology used in our products and costs associated with customers going live, as discussed above. We expect our overall recurring revenue margin to fluctuate, but trend upwards in future periods as we realize the full quarter benefit of our recent cost cutting actions as well as anticipated efficiencies over the longer term.

Services gross margin increased from 10% in 2008 to 12% in 2009. The increase was primarily due to the progress we made during the first half of the year to improve utilization. Services gross margin was adversely impacted during the fourth quarter of 2009 as a result of lower-than-planned utilization and a decrease in our average billing rate. While we expect improvement in our services margin in 2010, we do not expect it to return to the levels it was under our perpetual license model.

License gross margin decreased from 95% in 2008 to 85% in 2009. The decrease in license gross margin reflects the lower license revenue offset against the fixed cost of license generated by the amount of intangible assets amortization allocated to license sales.

Operating Expenses

The table below sets forth the changes in operating expenses from 2009 to 2008 (in thousands, except percentage data):

	Year		Year			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	December 31,	of Total	December 31,	of Total	Increase	Year over
	2009	Revenues	2008	Revenues	(Decrease)	Year

Operating expenses:
Sales and marketing	$20,369	25%	$29,456	27%	$(9,087)	(31)%
Research and development	13,853	17%	14,597	14%	(744)	(5)%
General and administrative	12,310	15%	14,236	13%	(1,926)	(14)%
Restructuring	2,993	4%	1,641	2%	1,352	82%

Total operating expenses	$49,525	61%	$59,930	56%	$(10,405)	(17)%

Sales and Marketing.  Sales and marketing expenses decreased $9.1 million, or 31%, in 2009 compared to 2008. The decrease was primarily attributable to decreases in personnel costs of $4.9 million due to reductions in headcount and a decrease in commission payments of $0.7 million resulting from decreased perpetual license sales. The decrease was also driven by a decrease in partner selling fees of $1.1 million, a decrease in travel costs of $1.2 million, and a decrease in stock-based compensation as discussed below. The reductions in commission expenses are, in part, reflective of the shift of our business focus to our on-demand offering and away from the license model. For financial reporting purposes, commission expenses associated with on-demand arrangements are deferred and then amortized over the non-cancelable term of the contract as the related revenue is recognized; whereas commission expenses related to perpetual license sales are incurred in the period the transaction occurs. Commission expenses associated with the new time-based licenses will have the same treatment as commission expenses associated with on-demand arrangements.

Research and Development.  Research and development expenses decreased $0.7 million, or 5%, in 2009 compared to 2008. The decrease was primarily due to a decrease in personnel costs of $0.7 million due to the reductions in headcount and a decrease in stock-based compensation as discussed below, partially offset by an increase in professional fees of $0.3 million for costs related to our offshore resource center.

General and Administrative.  General and administrative expenses decreased $1.9 million, or 14%, in 2009 compared to 2008. The decrease in 2009 was primarily due to a decrease in bad debt expenses, which included $0.5 million in 2008 resulting from one customer that filed for bankruptcy, a decrease in professional fees of $0.3 million, and a decrease in stock-based compensation as discussed below.

Restructuring.  Restructuring charges were $3.0 million in 2009 compared to $1.6 million in 2008, in connection with severance and termination-related costs, most of which were severance-related cash expenditures. As of December 31, 2009, accrued restructuring charges were $0.1 million.

Stock-Based Compensation

The following table sets forth a summary of our stock-based compensation expenses for 2009 and 2008 (in thousands, except percentage data).

	Year	Year		Percentage
	Ended	Ended	Year to Year	Change
	December 31,	December 31,	Increase	Year over
	2009	2008	(Decrease)	Year

Stock-based compensation:
Cost of recurring revenues	$471	$692	$(221)	(32)%
Cost of services revenues	574	1,263	(689)	(55)%
Sales and marketing	1,019	1,861	(842)	(45)%
Research and development	736	1,169	(433)	(37)%
General and administrative	1,524	2,711	(1,187)	(44)%

Total stock-based compensation	$4,324	$7,696	$(3,372)	(44)%

Total stock-based compensation expenses decreased $3.4 million or 44% in 2009 compared to 2008. The overall decreases were primarily attributable to the decrease in our stock price over the past two years and to employees with unvested options and awards leaving the Company due to reductions in workforce. See Note 8 — Stock-based Compensation for additional discussion.

Other Items

The table below sets forth the changes in other items from 2009 to 2008 (in thousands, except percentage data):

	Year	Year		Percentage
	Ended	Ended	Year to Year	Change
	December 31,	December 31,	Increase	Year over
	2009	2008	(Decrease)	Year

Interest and other income, net	$308	$702	$(394)	(56)%

Provision (benefit) for income taxes	$377	$161	$216	134%

Interest and Other Income, Net

Interest and other income, net decreased $0.4 million or 56% in 2009 compared to 2008. The decrease was primarily attributable to the $0.9 million decrease in interest income generated on our investments as a result of a lower average investments balance and lower interest rates in 2009 compared to 2008. The decrease was partially offset by $0.5 million related to changes in fair value of our auction rate securities.

Provision for Income Taxes

Provision for income taxes was $0.4 million for 2009 and $0.2 million for 2008. The increase was primarily attributable a change in the deferred tax assets of one of the Company’s foreign subsidiaries in 2009.

Comparison of the Years Ended December 31, 2008 and 2007

Revenues, Cost of Revenues and Gross Profit

The table below sets forth the changes in revenue, cost of revenue and gross profit from 2008 to 2007 (in thousands, except percentage data):

	Year		Year			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	December 31,	of Total	December 31,	of Total	Increase	Year over
	2008	Revenues	2007	Revenues	(Decrease)	Year

Revenues:
Recurring	$40,546	38%	$23,907	24%	$16,639	70%
Services	49,535	46%	49,125	49%	410	1%
License	17,100	16%	28,025	28%	(10,925)	(39)%

Total revenues	$107,181	100%	$101,057	100%	$6,124	6%

	Year		Year			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	December 31,	of Related	December 31,	of Related	Increase	Year over
	2008	Revenues	2007	Revenues	(Decrease)	Year

Cost of revenues:
Recurring	$16,111	40%	$11,043	46%	$5,068	46%
Services	44,613	90%	43,555	89%	1,058	2%
License	897	5%	884	3%	13	1%

Total cost of revenues	$61,621		$55,482		$6,139

Gross profit:
Recurring	$24,435	60%	$12,864	54%	$11,571	90%
Services	4,922	10%	5,570	11%	(648)	(12)%
License	16,203	95%	27,141	97%	(10,938)	(40)%

Total gross profit	$45,560	43%	$45,575	45%	$(15)	*%

*	Less than 1%

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

Cost of Services Revenues.  Cost of services revenues increased by $1.1 million or 2% in 2008 compared to 2007. The increase was attributable to a loss on a contract of $1.6 million related to a customer dispute and acquisition-related amortization costs of $1.4 million, partially offset by a decrease in subcontractor costs.

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

Sales and Marketing.  Sales and marketing expenses decreased $1.3 million, or 4%, for 2008 compared to 2007. The decrease was primarily attributable to decreases in personnel costs of $1.7 million due to reductions in headcount and a decrease in commission payments resulting from decreased license sales. The decrease was also driven by a decrease in advertising expenses of $0.1 million. The decrease was partially offset by an increase in acquisition-related amortization costs of $0.5 million and an increase in stock-based compensation as discussed below. The reduction in commission expense is, in part, reflective of the shift in our business focus to our on-demand offering and away from the perpetual license model. Commission expenses associated with on-demand arrangements are deferred and then amortized over the non-cancelable term of the contract as the related revenue is recognized; whereas commission expenses related to license sales are incurred in the period the transaction occurs.

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

Interest and Other Income, Net

Interest and other income, net decreased $2.1 million or 75% for 2008 compared to 2007. The decrease was primarily attributable to the $1.5 million decrease in interest income generated on our investments as a result of a lower average investments balance in 2008 compared to 2007 and lower interest rates in 2008 compared to 2007. The decrease also included the other than temporary impairment of $0.8 million recorded on our auction rate securities partially offset by the corresponding put option gain of $0.5 million and a $0.3 million increase in loss on foreign currency transactions as a result of a stronger US dollar.

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

Liquidity and Capital Resources

As of December 31, 2009, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $33.6 million and accounts receivable of $12.7 million.

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Net cash provided by (used in):
Operating activities	$(3,861)	$6,150	$(3,127)
Investing activities	(20,643)	10,663	8,238
Financing activities	611	(3,322)	4,658

Net Cash Used in / Provided by Operating Activities.  The $10 million adverse change in 2009 operating cash flow compared to 2008 was primarily due to an $18.4 million decrease in cash collections resulting from the decrease in revenue, partially offset by a $9.7 million decrease in payroll related costs as a result of workforce reduction programs in 2009. The $9.3 million improvement in operating cash flow in 2008 compared to 2007 was due to a $4.5 million decrease in professional services expense due to the decreased use of outside contractors in our professional services organization, a $4.3 million increase in cash collections resulting from the increase in revenue and the timing of accounts receivable collections, and a $4.4 million decrease in employee expense reports and other costs, partially offset by a $2.9 million increase in payroll related costs due to an increase in headcount and a $1.0 million increase in restructuring payments

Net Cash Used in / Provided by Investing Activities.  Net cash used in investing activities during 2009 was primarily related to purchases of investments of $29 million, purchases of property and equipment of $2.0 million and purchases of intangible assets of $1.6 million, partially offset by maturity and sales of investments of $11.7 million. Net cash provided by investing activities during 2008 was primarily due to proceeds from the maturities and sale of investments of $36.8 million, partially offset by purchases of investments of $13.9 million, payments for the Compensation Technologies acquisition of $9.4 million, purchases of property and equipment of $2.4 million and purchases of intangible assets of $0.4 million. Net cash provided by investing activities during 2007 was primarily due to proceeds from the maturities and sale of investments of $59.4 million and change in restricted cash of $0.1 million, partially offset by purchases of investments of $46.7 million, purchases of property and equipment of $2.7 million and purchases of intangible assets of $1.9 million.

Net Cash Used in / Provided by Financing Activities.  In 2009, net cash provided by financing activities was primarily related to net cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $1.8 million, partially offset by repurchases of stock of $0.7 million and cash used to repurchase common stock from employees for payment of taxes of $0.4 million on vesting of restricted stock units. In 2008, net cash received from the exercise of stock options and shares purchased under our employee stock purchase plan was $4.8 million. In 2007, net cash received from the exercise of stock options and shares purchased under our employee stock purchase plan was $4.7 million.

Auction Rate Securities

See Note 5 — Investments of our Notes to Consolidated Financial Statements for information regarding our auction rate securities.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations (in thousands) at December 31, 2009. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the table. In addition, to the extent that payments for unconditional purchase commitments for goods and services are based, in part, on volume or type of services required by us, we included only the minimum volume or purchase commitment in the table below.

	Payments Due by Period
							2015
Contractual Obligations	Total	2010	2011	2012	2013	2014	and beyond

Operating lease commitments	$3,994	$2,112	$985	$316	$201	$166	$214

Unconditional purchase commitments(1)	$2,572	$1,803	$667	$102	$—	$—	$—

(1)	Included in the unconditional purchase commitments is approximately $211,000 of unrecognized tax benefits.

For our New York, New York and San Jose, California offices, we have two certificates of deposit totaling approximately $232,000 and $434,000, as of December 31, 2009 and 2008, respectively, pledged as collateral to secure letters of credit required by our landlords for security deposits.

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

Related Party Transactions

For information regarding related party transactions, see Note 14 of Notes to Consolidated Financial Statements and Part III, Item 12, Certain Relationships and Related Transactions, and Director Independence included in this Annual Report on Form 10-K and incorporated by reference here.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk.  Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is also a result of fluctuations in interest rates and foreign exchange rates. See Note 5 — Investments of our Notes to Consolidated Financial Statements for information regarding our auction rate securities.

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

Financial instruments that potentially subject us to market risk are short-term investments, long-term investments and trade receivables denominated in foreign currencies. We mitigate market risk by monitoring ratings, credit spreads and potential downgrades for all bank counterparties on at least a quarterly basis. Based on our on-going assessment of counterparty risk, we will adjust our exposure to various counterparties.

Interest Rate Risk.  We invest our cash in a variety of financial instruments, consisting primarily of investments in money market accounts, certificates of deposit, high quality corporate debt obligations, United States government obligations, auction rate securities and the related put option asset.

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At December 31, 2009, the average maturity of our investments was approximately 9 months, and all investment securities other than auction rate securities had maturities of less than 24 months. The following table presents certain information about our financial instruments except for auction rate securities at December 31, 2009 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity		Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value

Available-for-sale securities	$8,634	$9,832	$18,466	$18,420
Weighted average interest rate	0.59%	1.38%

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of December 31, 2009, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to interest rate risk related to debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest rate risk.

Foreign Currency Exchange Risk.  Our revenues and our expenses, except those related to our non-United States operations, are generally denominated in United States dollars. For our operations outside the United States, we transact business generally in various other currencies. For 2009, approximately 12% of our total revenue was denominated in foreign currency. At December 31, 2009, approximately 12% of our total accounts receivable was denominated in foreign currency. Our exchange risks and foreign exchange losses have been minimal to date. The overall decrease in revenue for 2009 as compared to 2008 reflects a $1.6 million adverse effect due to currency exchange rate fluctuations. We expect to continue to transact a majority of our business in U.S. dollars.

Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency transactions. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

As of December 31, 2009, we had an aggregate of $0.5 million (notional amount) of outstanding short-term foreign currency forward exchange contracts related to customer payments denominated in Mexican Pesos (MXN).

We had $0.2 million of losses related to forward exchange contracts for 2009. We do not anticipate any material adverse effect on our consolidated financial condition, results of operations or cash flows resulting from the use of these instruments in the immediate future. However, we cannot provide any assurance that our foreign exchange rate contract investment strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally, we hedge only a portion of our foreign currency exchange exposure. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, and results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III of Form 10-K is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our annual meeting of stockholders, currently scheduled for June 1, 2010, and the information included in the proxy statement shall be incorporated herein by reference when it is filed with the Securities and Exchange Commission.

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

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of January 14, 2008 by and among Compensation Technologies LLC, Callidus Software, Inc., CMS Merger Sub LLC, Robert Conti, Gary Tubridy and David Cichelli and Robert Conti, as Member Representative (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on January 14, 2008)
2.2	Agreement and Plan of Merger dated as of January 14, 2008 by and among Compensation Management Services LLC, Callidus Software, Inc., CMS Merger Sub LLC, Robert Conti, Gary Tubridy and David Cichelli and Robert Conti, as Member Representative (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Commission on January 14, 2008)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed with the Commission on March 27, 2006)
4.1	Certificate of Designations (incorporated by reference from Exhibit A to Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
4.3	Stockholders Rights Agreement dated September 2, 2004 (incorporated by reference herein from Exhibit 10.27 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
4.4	Amendment to Stockholders Rights Agreement dated September 28, 2004 (incorporated by reference herein from Exhibit 10.27.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)
10.1	Lease Agreement between W9/PHC II San Jose, L.L.C. and Callidus Software Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.2	1997 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.3	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed with the Commission on May 15, 2006)
10.4	Form of Stock Option Agreement (incorporated by reference herein from Exhibit 10.7.1 to the Company’s Form 10-Q filed with the Commission on November 15, 2004)
10.5	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 27, 2006)
10.6	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 8, 2009)
10.7	Form of Executive Change of Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 8, 2009)
10.8	Form of Director Change of Control Agreement — Full Single-Trigger (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed with the Commission on August 14, 2006)
10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.10	Employment Agreement with Ronald J. Fior dated August 30, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)

Exhibit
Number	Description

10.11	Form of Performance-Based Stock Option Agreement for stock options granted to Mr. Ronald J. Fior on September 1, 2004 (incorporated by reference herein from Exhibit 10.28 to the Company’s Form 8-K filed with the Commission on September 3, 2004)
10.12	Form of Executive Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K filed with the Commission on January 29, 2008)
10.13	Resignation Letter Between Callidus Software Inc. and Robert H. Youngjohns (incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K filed with the Commission on November 20, 2007)
10.14	Non-Qualified Stock Option Agreement with Robert H. Youngjohns (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-Q filed with the Commission on August 11, 2005)
10.15	Restricted Stock Agreement with Michael L. Graves (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q filed with the Commission on August 1, 2007)
10.16	Amendment dated November 30, 2007 to Offer Letter Between Callidus Software Inc. and Leslie J. Stretch (incorporated by reference to Exhibit 10.26 to the Company’s Form 8-K filed with the Commission on November 20, 2007)
10.17	Offer Letter with V. Holly Albert dated August 8, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 7, 2009)
10.18	Employment Agreement with Merritt Alberti dated January 16, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on August 7, 2009)
10.19	Relocation Expense Allowance agreement with Merritt Alberti dated June 18, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on August 7, 2009)
10.20	Offer Letter with Jimmy Duan dated September 24, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Commission on August 7, 2009)
10.21	Offer Letter with Michael Graves dated February 6, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Commission on August 7, 2009)
10.22	Offer Letter with Jeffrey Saling dated January 8, 2004 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the Commission on August 7, 2009)
10.23	Letter agreement with Jeffrey Saling dated April 8, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the Commission on August 7, 2009)
10.24	Offer Letter with Lorna Heynike dated July 24, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on November 6, 2009)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	302 Certifications
32.1	906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 9, 2010.

CALLIDUS SOFTWARE INC.

By:	/s/ RONALD J. FIOR
Ronald J. Fior,
Chief Financial Officer,
Senior Vice President, Finance and Operations

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ LESLIE J. STRETCH Leslie J. Stretch	Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2010

/s/ RONALD J. FIOR Ronald J. Fior	Chief Financial Officer and Senior Vice President, Finance and Operations (Principal Accounting Officer)	March 9, 2010

/s/ CHARLES M. BOESENBERG Charles M. Boesenberg	Chairman	March 9, 2010

/s/ WILLIAM B. BINCH William B. Binch	Lead Independent Director	March 9, 2010

/s/ GEORGE B. JAMES George B. James	Director	March 9, 2010

/s/ DAVID B. PRATT David B. Pratt	Director	March 9, 2010

/s/ MICHELE VION Michele Vion	Director	March 9, 2010

/s/ ROBERT H. YOUNGJOHNS Robert H. Youngjohns	Director	March 9, 2010

CALLIDUS SOFTWARE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Callidus Software Inc.

We have audited the accompanying consolidated balance sheets of Callidus Software Inc. (the Company) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callidus Software Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Callidus Software Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

As discussed in note 5 to the consolidated financial statements, the Company changed its method of accounting for other than temporary impairments of available for sale investments during the year ended December 31, 2009 included in Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 320, Investments — Debt and Equity Securities. Also, as discussed in note 10 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes during the year ended December 31, 2007, due to the adoption of new accounting principles included in FASB ASC Topic 740, Income Taxes.

/s/  KPMG LLP

Mountain View, California
March 9, 2010

CALLIDUS SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In thousands, except per share amount)

ASSETS
Current assets:
Cash and cash equivalents	$11,565	$35,390
Short-term investments	21,985	1,455
Accounts receivable, net of allowances of $563 in 2009 and $949 in 2008	12,715	22,710
Deferred income taxes	170	360
Prepaid and other current assets	3,872	4,104

Total current assets	50,307	64,019
Long-term investments	1,142	3,828
Property and equipment, net	4,355	4,890
Goodwill	5,528	5,655
Intangible assets, net	2,993	3,208
Deferred income taxes, noncurrent	1,255	811
Deposits and other assets	679	1,468

Total assets	$66,259	$83,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,407	$2,447
Accrued payroll and related expenses	3,929	7,128
Accrued expenses	3,219	5,027
Deferred income taxes	1,229	816
Deferred revenue	21,440	21,881

Total current liabilities	33,224	37,299
Long-term deferred revenue	668	1,202
Other liabilities	1,136	1,412

Total liabilities	35,028	39,913

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 30,561 and 29,240 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	30	29
Additional paid-in capital	212,435	207,493
Accumulated other comprehensive income	244	121
Accumulated deficit	(181,478)	(163,677)

Total stockholders’ equity	31,231	43,966

Total liabilities and stockholders’ equity	$66,259	$83,879

See accompanying Notes to Consolidated Financial Statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues:
Recurring	$46,322	$40,546	$23,907
Services	29,702	49,535	49,125
License	5,034	17,100	28,025

Total revenues	81,058	107,181	101,057
Cost of revenues:
Recurring	22,468	16,111	11,043
Services	26,195	44,613	43,555
License	754	897	884

Total cost of revenues	49,417	61,621	55,482

Gross profit	31,641	45,560	45,575

Operating expenses:
Sales and marketing	20,369	29,456	30,806
Research and development	13,853	14,597	15,563
General and administrative	12,310	14,237	13,991
Restructuring	2,993	1,641	1,458

Total operating expenses	49,525	59,931	61,818

Operating loss	(17,884)	(14,371)	(16,243)
Interest and other income, net	308	702	2,772

Loss before provision (benefit) for income taxes	(17,576)	(13,669)	(13,471)
Provision (benefit) for income taxes	377	161	(330)

Net loss	$(17,953)	$(13,830)	$(13,141)

Net loss per share — basic and diluted

Net loss per share	$(0.60)	$(0.46)	$(0.45)

Shares used in basic and diluted per share computation	30,050	29,913	29,068

See accompanying Notes to Consolidated Financial Statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Years Ended December 31, 2009, 2008 and 2007

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Deficit	Equity	Loss
	(In thousands, except per share data)

Balance as of December 31, 2006	28,354	$28	$193,499	$408	$(136,555)	$57,380
Exercise of stock options under stock incentive plans	797	1	2,404	—	—	2,405
Issuance of common stock under stock purchase plans	506	1	2,253	—	—	2,254
Issuance of common stock under restricted stock plans	47	—	—	—	—	—
Stock-based compensation	—	—	4,954	—	—	4,954
Unrealized gain on investments	—	—	—	80	—	80	$80
Cumulative translation adjustment	—	—	—	(32)	—	(32)	(32)
Cumulative effect of adoption of an accounting principle	—	—	—	—	(151)	(151)
Net loss	—	—	—	—	(13,141)	(13,141)	(13,141)

Balance as of December 31, 2007	29,704	$30	$203,110	$456	$(149,847)	$53,749	$(13,093)

Exercise of stock options under stock incentive plans	755	1	2,484	—	—	2,485
Issuance of common stock under stock purchase plans	532	—	2,320	—	—	2,320
Issuance of common stock under restricted stock plans, net of shares withheld for employee taxes	243	—	(207)	—	—	(207)
Stock-based compensation	—	—	7,704	—	—	7,704
Unrealized gain on investments	—	—	—	(31)	—	(31)	$(31)
Cumulative translation adjustment	—	—	—	(304)	—	(304)	(304)
Stock repurchases	(1,994)	(2)	(7,918)	—	—	(7,920)
Net loss	—	—	—	—	(13,830)	(13,830)	(13,830)

Balance as of December 31, 2008	29,240	$29	$207,493	$121	$(163,677)	$43,966	$(14,165)

Exercise of stock options under stock incentive plans	104	—	101	—	—	101
Issuance of common stock under stock purchase plans	788	1	1,687	—	—	1,688
Issuance of common stock under restricted stock plans, net of shares withheld for employee taxes	677	—	(437)	—	—	(437)
Stock-based compensation	—	—	4,332	—	—	4,332
Stock repurchases	(248)	—	(741)	—	—	(741)
Cumulative effect of adoption of an accounting principle	—	—	—	(152)	152	—
Unrealized gain (loss) on investments	—	—	—	129	—	129	$129
Cumulative translation adjustment	—	—	—	146	—	146	146
Net loss	—	—	—	—	(17,953)	(17,953)	(17,953)

Balance as of December 31, 2009	30,561	$30	$212,435	$244	$(181,478)	$31,231	$(17,678)

See accompanying Notes to Consolidated Financial Statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net loss	$(17,953)	$(13,830)	$(13,141)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	2,748	2,511	1,915
Amortization of intangible assets	2,058	2,886	485
Provision for doubtful accounts and service remediation reserves	(108)	819	114
Stock-based compensation	4,324	7,696	4,954
(Gain) Loss on disposal of property	(1)	25	2
Deferred income taxes	200	(4)	(513)
Net (accretion) amortization on investments	58	(162)	(596)
Put option (gain) loss	390	(492)	—
(Gain) loss on investments classified as trading securities	(484)	771	—
Changes in operating assets and liabilities:
Accounts receivable	10,234	3,259	(573)
Prepaid and other current assets	218	35	254
Other assets	226	1,052	82
Accounts payable	822	(687)	666
Accrued expenses	(2,336)	(2,413)	(283)
Accrued payroll and related expenses	(2,591)	60	(292)
Accrued restructuring	(668)	(159)	973
Deferred revenue	(998)	4,783	2,826

Net cash provided by (used in) operating activities	(3,861)	6,150	(3,127)

Cash flows from investing activities:
Purchases of investments	(28,957)	(13,919)	(46,730)
Proceeds from maturities and sale of investments	11,670	36,820	59,438
Purchases of property and equipment	(1,943)	(2,491)	(2,664)
Purchases of intangible assets	(1,601)	(361)	(1,942)
Acquisition, net of cash acquired	(14)	(9,386)	—
Change in restricted cash	202	—	136

Net cash provided by (used in) investing activities	(20,643)	10,663	8,238

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	1,789	4,805	4,658
Repurchases of stock	(742)	(7,920)	—
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(436)	(207)	—

Net cash (used in) provided by financing activities	611	(3,322)	4,658

Effect of exchange rates on cash and cash equivalents	68	86	(38)

Net increase (decrease) in cash and cash equivalents	(23,825)	13,577	9,731
Cash and cash equivalents at beginning of year	35,390	21,813	12,082

Cash and cash equivalents at end of year	$11,565	$35,390	$21,813

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8	$14	$12

Non-cash activities:
Purchases of property and equipment not paid as of year-end	$1,316	$405	$454

Purchases of intangible assets not paid as of year-end	$657	$—	$500

Acquisition costs not paid as of year-end	$—	$14	$—

Deferred direct stock-based compensation costs	$8	$8	$—

See accompanying Notes to Consolidated Financial Statements.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the Company), which include wholly-owned subsidiaries in Australia, Canada, Germany, Hong Kong, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated in the consolidation.

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

Historically, a substantial portion of the Company’s revenues have been derived from sales of its products and services to customers in the financial and insurance industries. The substantial disruptions in these industries under the current economy may result in these customers deferring or cancelling future planned expenditures on the Company’s products and services. The Company is also subject to fluctuations in sales for the TrueComp product, and its revenues are typically dependent on a small volume of transactions. Continued macroeconomic weakness may keep potential customers from purchasing the Company’s products.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (SEC) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, the allocation of the value of purchase consideration for business acquisitions, uncertain tax liabilities, valuation of certain investments, allowances for doubtful accounts and service remediation reserves, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairment charges, accrued liabilities and other contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates such estimates and assumptions on an ongoing basis using historical experience and considers other factors, including the current economic environment, for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and declines in IT spending by companies have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates. Changes in those estimates, if any, resulting from continuing changes in the economic environment, will be reflected in the financial statements in future periods.

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

Cash and Cash Equivalents and Investments

The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of December 31, 2009 and 2008 consisted of money market funds. The Company determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2009 and 2008, all investment securities, except for certain auction rate securities that are classified as trading, are designated as “available for sale.” The Company considers all investments that are available for sale, except for certain auction rate securities, that have a maturity date longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. These securities are carried at estimated fair value based on quoted market prices or other readily available market information, with the unrealized gains (losses) reported as a separate component of stockholders’ equity. Gains are recognized when realized in our Consolidated Statements of Operations. Losses are recognized as realized. When the Company has determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method.

All of the auction rate securities carry AAA credit ratings from one or more of the major credit rating agencies. These investments are education municipal securities substantially collateralized by the U.S. Department of Education Federal Family Education Loan program guarantee. None of the auction rate securities held by the Company are mortgage-backed debt obligations. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of the Company’s ARS failed beginning in February 2008, when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and the Company continues to earn and receive interest on the Company’s ARS at contractually set rates. As of December 31, 2009, there continues to be no auction market for the Company’s ARS. In the absence of a liquid market to value these securities, the Company has used a discounted cash flow model to estimate the fair value of its investments in ARS as of December 31, 2009.

In connection with certain of the auction rate securities, in October 2008, one financial institution where the Company holds auction rate securities issued certain put option rights to the Company, which entitles the Company to sell its auction rate securities to the financial institution for a price equal to the par value plus any accrued and unpaid interest. These rights to sell the securities are exercisable at any time during the period from June 30, 2010 to July 2, 2012, after which the rights will expire. See Note 5 — Investments for additional discussion.

Fair Value of Financial Instruments and Concentrations of Credit Risk

The fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective carrying value due to their short maturity. See Note 5 — Investments for discussion regarding the valuation of the Company’s investments. Financial instruments that potentially subject the Company to concentrations of credit risk are short-term investments, long-term investments and trade receivables. The Company mitigates concentration of risk by monitoring ratings, credit spreads and potential downgrades for all bank counterparties on at least a quarterly basis. Based on the Company’s on-going assessment of counterparty risk, the Company will adjust its exposure to various counterparties.

The Company’s customer base consists of businesses throughout the Americas, Europe Middle East Africa and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of December 31, 2009 and December 31, 2008, the Company had no customers comprising greater than 10% of net accounts receivable. See Note 13 for information regarding revenues from significant customers.

Reserve Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reduces gross trade accounts receivable with its allowance for doubtful accounts and service remediation reserve. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectability. Account balances are charged against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote.

The Company must make estimates of the uncollectability of accounts receivable. The Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts. Specifically, if the financial condition of customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material. The allowance for doubtful accounts, which is netted against accounts receivable on the consolidated balance sheets, totaled approximately $307,000 and $550,000 at December 31, 2009 and December 31, 2008, respectively.

The service remediation reserve is the Company’s best estimate of the probable amount of remediation services it will have to provide for ongoing professional service arrangements. Provisions to the allowance for doubtful accounts are recorded in general and administrative expenses, while provisions for service remediation reduce services revenues.

The Company generally warrants that its services will be performed in accordance with the criteria agreed upon in a statement of work, which the Company generally executes with each applicable customer prior to commencing work. Should these services not be performed in accordance with the agreed upon criteria, the Company typically provides remediation services until such time as the criteria are met. Management must use judgments and make estimates of service remediation reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for service remediation reserves, the Company analyzes historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of revenues if, for any period, actual remediation claims differ from management’s judgments or estimates. The service remediation reserve balance, which is netted against accounts receivable on the consolidated balance sheets, was approximately $256,000 and $399,000 at December 31, 2009 and December 31, 2008, respectively.

Below is a summary of the changes in the Company’s reserve accounts for 2009, 2008 and 2007 (in thousands):

	Balance at	Provision,		Balance at
	Beginning	Net of		End of
	of Period	Recoveries	Write-Offs	Period

Allowance for doubtful accounts
Year ended December 31, 2009	$550	$178	$(421)	$307
Year ended December 31, 2008	154	645	(249)	550
Year ended December 31, 2007	463	130	(439)	154

	Balance at		Remediation	Balance at
	Beginning		Service	End of
	of Period	Provision	Claims	Period

Service remediation reserve
Year ended December 31, 2009	$399	$818	$(961)	$256
Year ended December 31, 2008	225	1,770	(1,596)	399
Year ended December 31, 2007	241	1,200	(1,216)	225

The decrease in allowance for doubtful accounts and service remediation reserve from 2008 to 2009 was primarily attributable to the decrease of revenue in 2009 and the transition of our business model from on-premise to on-demand services. The increase in allowance for doubtful accounts from 2007 to 2008 was primarily attributable to one customer that filed for bankruptcy, which resulted in approximately $223,000 of bad debt expense. The remaining increase was comprised of smaller amounts reserved in the normal course of our analysis of uncollectible amounts.

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

Restricted Cash

Included in prepaid and other current assets and deposits and other assets in the consolidated balance sheets at December 31, 2009 and 2008 is restricted cash totaling $232,000 and $434,000, respectively, related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in prepaid and other current assets and deposits and other assets based on the contractual term for the release of the restriction.

Goodwill and Acquired Intangible Assets

The Company reviews its goodwill for impairment in November annually, or more frequently, if facts and circumstances warrant a review. In order to estimate the fair value of goodwill, the Company estimates future revenue, considers market factors and estimates its future cash flows. The Company has one reporting unit and evaluates goodwill for impairment by comparing the carrying amount of the reporting unit, including the associated goodwill, to its estimated undiscounted future cash flows.

Intangible assets with finite lives are amortized over their estimated useful lives of one to five years. Generally, amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed.

As of December 31, 2009, the Company noted no indications of impairment of its goodwill or acquired intangible assets.

Impairment of Long-Lived Assets

The Company assesses impairment of its long-lived assets in accordance with the provisions of accounting for the impairment or disposal of long-lived assets. Long-lived assets, such as property and equipment and purchased intangibles subject to amortization are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Research and Development Costs

Software development costs associated with new products and enhancements to existing products are expensed as incurred until technological feasibility, in the form of a working model, is established, at which time any additional development costs would be capitalized in accordance with accounting guidance for computer software to be sold, leased, or otherwise marketed. Costs eligible for capitalization were not material to our consolidated financial statements.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units (“RSUs”), and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values on the date of grant using the Black-Scholes-Merton option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in the Company’s Consolidated Statements of Operations.

Foreign Currency

The Company transacts business in foreign countries in U.S. dollars and in various foreign currencies. Occasionally, the Company may enter into forward exchange contracts to reduce its exposure to currency fluctuations on its foreign currency exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on the Company’s operating results. These contracts are carried at fair value with changes recorded in interest and other income. The Company does not use these contracts for speculative or trading purposes.

Income Taxes

The Company is subject to income taxes in both the United States and foreign jurisdictions and the Company uses estimates in determining its provision for income taxes. This process involves estimating actual current tax assets and liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the consolidated balance sheets. Net deferred tax assets are recorded to the extent the Company believes that these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. With the exception of the net deferred tax assets of one of the Company’s foreign subsidiaries, the Company maintained a full valuation allowance against its net deferred tax assets at December 31, 2009 because the Company believes that it is not more-likely-than-not that the gross deferred tax assets will be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event the Company were to determine that it would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In July 2006, the FASB issued guidance on accounting for uncertainty in income taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with accounting for income taxes. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company adopted the provisions of accounting for uncertainty in income taxes on January 1, 2007. As a result of applying the provisions of the accounting guidance, the Company recognized approximately $0.1 million in the liability for unrecognized tax benefits as well as incremental penalties and interest net of deductions of $41,000, the sum of which was accounted for as an increase to the January 1, 2007 beginning balance of accumulated deficit. The Company’s unrecognized tax benefits at December 31, 2007 related to various foreign jurisdictions.

Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of accounting for uncertainty in income taxes and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

Revenue Recognition

The Company generates revenues by providing its software application as a service through its on-demand subscription and time-based term license offering and providing related professional services to its customers, as well as by licensing software on a perpetual basis and providing related software support. The Company presents revenue net of sales taxes and any similar assessments.

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

Delivery.  In on-demand arrangements, the Company considers delivery to have occurred as the service is provided to the customer, and they have access to the hosting environment. In both perpetual and time-based term licensing arrangements, the Company considers delivery to have occurred when media containing the licensed programs is provided to a common carrier, or in the case of electronic delivery, the customer is given access to the licensed programs. The Company’s typical end-user license agreement does not include customer acceptance provisions.

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

Recurring Revenue

Recurring revenues include on-demand revenues, time-based term license revenues and maintenance revenues. On-demand revenues are principally derived from technical operation fees earned through the Company’s services offering of the on-demand TrueComp suite, as well as revenues generated from business operations services. Time based term license revenues are derived from fees earned through the licensing of our software bundled with maintenance for a specified period of time. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s licensed software. Customers that own perpetual licenses can receive the benefits of upgrades, updates, and support from either subscribing to the Company’s on-demand services or maintenance services.

On-Demand Revenue.  In arrangements where the Company provides its software applications as a service, the Company has considered accounting guidance for arrangements that include the right to use software stored on another entity’s hardware and non-software deliverables in an arrangement containing more-than-incidental software, and has concluded that these transactions are considered service arrangements and fall outside of the scope of software revenue recognition guidance. Accordingly, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and accounting guidance for revenue arrangements with multiple deliverables. Customers will typically prepay for the Company’s on-demand services, which amounts the Company defers and recognizes ratably over the non-cancelable term of the customer contract. In addition to the on-demand services, these arrangements may also include implementation and configuration services, which are billed on a time-and-materials basis and recognized as revenues as the services are performed. In determining whether the consulting services can be accounted for separately from on-demand revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors; whether objective and reliable evidence of fair value exists for the undelivered elements; the nature of the consulting services; the timing of when the consulting contract is signed in comparison to the on-demand service contract and the contractual dependence of the consulting work on the on-demand service.

For all of the arrangements where the elements qualify for separate units of accounting, the on-demand revenues are recognized ratably over the non-cancelable contract term, which is typically 12 to 24 months, beginning on the date the on-demand services begin to be performed. Implementation and configuration services, when sold with the on-demand offering, are recognized as the services are rendered for time-and-materials contracts. The majority of our implementation and configuration services for on-demand arrangements are accounted for in this manner. If implementation and configuration services associated with an on-demand arrangement do not qualify as a separate unit of accounting, the Company will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. For arrangements with multiple deliverables, the Company allocates the total contractual arrangement to the separate units of accounting based on their relative fair values, as determined by the fair value of the undelivered and delivered items.

In addition, the Company will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. The deferred costs on the Company’s consolidated balance sheets for these consulting arrangements totaled $1.8 million and $2.6 million at December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, $1.4 million and $2.0 million, respectively, of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the consolidated balance sheets.

Included in the deferred costs for on-demand arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand offering was $1.0 million and $0.8 million at December 31, 2009 and 2008, respectively.

Time-Based Term License.  The Company introduced on-premise licenses of our software as a time-based term license arrangement in the third quarter of 2009. Such arrangements typically include an initial fee, which covers the time-based term license for a specified period and the maintenance and support for the first year of the arrangement. If a customer wishes to receive maintenance after the first year, then the customer must pay the maintenance fee for each year they wish to receive maintenance.

For a Single-Year Time-based Term License that is sold with multiple elements the entire arrangement fee is recognized ratably. In these arrangements, both the time-based term licenses and the maintenance agreements have duration of one year; therefore the fair value of the bundled maintenance services is not reliably measured by reference to a maintenance renewal rate. As a result, revenue cannot be allocated to the various elements of the arrangement and it will be recognized ratably over the longer of the maintenance term or over the period during which the services are expected to be performed.

Multi-Year Time-based Term License arrangements often include multiple elements (e.g., software technology, maintenance, training, consulting and other services). The Company allocates revenue to each element of the arrangement based on vendor-specific objective evidence of each element’s fair value when the Company can demonstrate that sufficient evidence exists of the fair value for the undelivered elements. The fair value of each element in multiple element arrangements is determined based on either (i) in the case of maintenance, providing the customer with the ability during the term of the arrangement to renew maintenance at a substantive renewal rate or (ii) selling the element on a stand-alone basis.

In Multi-Year Time-based Term License arrangements that include multiple elements and for which fair value of VSOE cannot be established for the undelivered elements the entire arrangement fee is recognized ratably upon delivery. All of our multi-year time-based term license arrangements are accounted for in this manner.

Similar to certain on-demand arrangements as described above, the Company will defer the direct costs, and amortize those costs over the same time period as the related revenue is recognized. The deferred costs on the Company’s consolidated balance sheets for these arrangements totaled $0.1 million and are included in prepaid and other current assets at December 31, 2009.

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

Cost of Revenues

Cost of recurring revenues consists primarily of salaries, benefits, allocated overhead costs related to on-demand operations and technical support personnel, as well as allocated amortization of purchased technology. Cost of license revenues consists primarily of amortization of purchased technology. Cost of services revenues consists primarily of salaries, benefits, travel and allocated overhead costs related to consulting, training and other professional services personnel, including cost of services provided by third-party consultants engaged by the Company.

Advertising Costs

The Company expenses advertising costs in the period incurred. Advertising expense was $29,000, $53,000, and $117,000 for 2009, 2008 and 2007, respectively.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, the release of restricted stock, and purchases of employee stock purchase plan (ESPP) shares to the extent these shares are dilutive. For 2009, 2008 and 2007, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.

Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2009	2008	2007

Restricted stock	957	1,101	115
Stock options	6,639	6,710	8,109
ESPP	359	297	255

Totals	7,955	8,108	8,479

The weighted average exercise price of stock options excluded for 2009, 2008 and 2007 was $4.70, $5.13 and $4.99, respectively.

Comprehensive Income

Comprehensive income is the total of net income, unrealized gains and losses on investments and foreign currency translation adjustments. Unrealized gains and losses on investments and foreign currency translation adjustment amounts are excluded from net loss and are reported in accumulated other comprehensive income in the accompanying consolidated financial statements.

The following table sets forth the components of accumulated other comprehensive income as of December 31, 2009 and 2008 (in thousands):

	2009	2008

Unrealized gain on available-for-sale securities	141	12
Cumulative foreign currency translation gains	255	109
Unrealized loss on adoption of new accounting standards (see NOTE 5)	(152)	—

Balance at December 31	$244	$121

Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) for financial statements issued for interim and annual periods ending after September 15, 2009, which was effective for us beginning in the third quarter of fiscal 2009. The Codification became the single authoritative source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in our disclosures, including these Notes to the Consolidated Financial Statements. The Codification does not affect our consolidated financial position, cash flows, or results of operations.

In May 2009, the FASB issued new standards for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standards are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the new standards during the second quarter of fiscal 2009 and, as the pronouncement only requires additional disclosures, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new standards for the recognition and measurement of other-than-temporary impairments for debt securities which replaced the pre-existing “intent and ability” indicator. These new standards specify that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). The Company adopted these standards in the second quarter of fiscal 2009. See Note 5 — Investments for additional discussion.

In April 2009, the FASB issued new standards to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. These new standards relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing these standards, fair values of these assets and liabilities were only disclosed once a year. These new standards now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company adopted these standards in the second quarter of 2009 and the adoption did not have an impact on our condensed consolidated financial statements.

In April 2009, the FASB issued new standards which provide guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. These new standards also provide guidance on identifying circumstances that indicate a transaction is not orderly. In addition, the Company is required to disclose in interim as well as annual reporting periods the inputs and valuation techniques used to measure fair value and discussion of changes in valuation techniques. The Company adopted these standards in the second quarter of fiscal 2009 and they did not have a material effect on our consolidated financial position, results of operations or cash flows.

Note 2 —	Restructuring

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

During 2008, management approved and initiated plans to restructure certain operations by reducing the Company’s workforce to eliminate redundant costs resulting from the acquisition made at the beginning of the year (see Note 3 below) and improve efficiencies in operations. The Company incurred restructuring charges of $1.6 million in 2008 and $0.2 million in the first quarter of 2009 in connection with severance and termination-

related costs, most of which are severance-related cash expenditures. These cost savings program was substantially completed during 2008 and was fully completed in the first half of 2009.

In 2009, management approved additional cost savings programs to further reduce the Company’s workforce. The Company incurred restructuring charges of $3.0 million in 2009 in connection with severance and termination related costs, most of which are severance related cash expenditures. The 2009 cost saving programs were substantially completed during 2009.

Total costs for all programs approved to date of $6.1 million include restructuring charges of $1.5 million in 2007, $1.6 million in 2008, and $3.0 million in 2009.

The following table sets forth a summary of accrued restructuring charges for 2009 and 2008 (in thousands):

	December 31,	Cash			December 31,
	2008	Payments	Additions	Adjustments	2009

Severance and termination-related costs	$810	$(3,657)	$3,047	$(54)	$146

Total accrued restructuring charges	$810	$(3,657)	$3,047	$(54)	$146

			Acquisition	Non-Acquisition
	December 31,	Cash	Related	Related	December 31,
	2007	Payments	Additions	Additions	2008

Severance and termination related costs	$972	$(1,498)	$58	$1,278	$810

Total accrued restructuring charges	$972	$(1,498)	$58	$1,278	$810

Note 3 —	Acquisition

The Company did not have any acquisitions in the year ended December 31, 2009.

In 2008, the Company acquired Compensation Technologies LLC (“CT”) and Compensation Management Services LLC (“CMS”). CT provides business process redesign support, business analytics solutions, business case development and compensation administration management while CMS provides software-as-a-service to a number of customers. The acquisition of CT and CMS provided the Company with additional customers, experienced management and employee resources and augmented the Company’s portfolio of service offerings.

The acquisition has been accounted for under the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their estimated fair values as of January 14, 2008. The results of operations of CT and CMS since January 14, 2008 were included in the Company’s consolidated statement of operations. The acquisition was not material to the Company’s consolidated balance sheet and results of operations.

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

The acquisition included contingent payments of up to $4.8 million that were not accounted for in the initial purchase price as of the acquisition date. The contingent payments include $1.9 million that was paid on December 31, 2008 to all of the former shareholders of CT and CMS in proportion to their ownership based on achievement of a retention objective. Based on the Company’s evaluation of accounting for contingent consideration paid to the shareholders of an acquired enterprise in a purchase business combination, the contingent payment of $1.9 million was accounted for in the total purchase price of $10.4 million. The contingent consideration led to an increase in goodwill when the contingency was resolved on December 31, 2008.

Goodwill of $5.7 million, representing the excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired in the acquisition, will not be amortized, but is instead tested for impairment at least annually, consistent with the accounting guidance for goodwill and other intangible assets. The $5.7 million of goodwill is expected to be deductible for tax purposes. In addition, a portion of the purchase price was allocated to the following identifiable intangible assets (in thousands, except years):

		Estimated
		Weighted Average
		Useful Lives
	Purchase Price	in Years

Customer Backlog	$1,500	1.00
Customer Relationships	2,000	4.00

Total	$3,500	2.71

Customer backlog and relationships represent the underlying customer support contracts and related relationships with CT and CMS’s existing customers.

Note 4 —	Goodwill and Intangible Assets

Goodwill as of December 31, 2009 and 2008 was $5.5 million and $5.7 million, respectively. The change is due to an adjustment to the previous estimates for the lease liability valuation associated with the CT acquisition as a result of actual operating costs.

Intangible assets consisted of the following as of December 31, 2009 and 2008 (in thousands):

						Weighted
						Average
						Amortization
	December 31,	December 31,			December 31,	Period
	2008	2008		Amortization	2009	Remaining
	Cost	Net	Additions	Expense	Net	(Years)

Purchased technology	$3,579	$1,624	$1,843	$(1,495)	$1,972	1.62
Customer backlog	1,500	63	—	(63)	—	0.00
Customer relationships	2,000	1,521	—	(500)	1,021	2.04

Total intangible assets, net	$7,079	$3,208	$1,843	$(2,058)	$2,993

	December 31,	December 31,			December 31,
	2007	2007		Amortization	2008
	Cost	Net	Additions	Expense	Net

Purchased technology	$3,318	$2,333	$261	$(970)	$1,624
Customer backlog	—	—	1,500	(1,437)	63
Customer relationships	—	—	2,000	(479)	1,521

Total intangible assets, net	$3,318	$2,333	$3,761	$(2,886)	$3,208

Intangible assets include third-party software licenses used in our products and acquired assets related to the CT acquisition. Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred. The $1.8 million added in 2009 is for purchases of third-party software licenses used in our products. Amortization expense related to intangible assets was $2.1 million, $2.9 million and $0.5 million in 2009, 2008 and 2007, respectively, and was charged to cost of revenues for purchased technology and customer backlog and sales and marketing expense for customer relationships. The Company’s intangible assets are amortized over their estimated useful lives of one to five years. Total future expected amortization is as follows (in thousands):

	Purchased	Customer
	Technology	Relationships

Year Ending December 31:
2010	$1,241	$500
2011	525	500
2012	206	21
2013	—	—
2014	—	—
2015 and beyond	—	—

Total expected amortization expense	$1,972	$1,021

Note 5 —	Financial Instruments

The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Except for certain auction rate securities that are classified as trading, debt and marketable equity securities are classified as available for sale and carried at estimated fair value, which is determined based on the inputs discussed below. Those securities that are classified as trading are designated as short-term investments due to a contractual agreement that allows the Company to sell the securities at par value beginning June 30, 2010. The total estimated fair value of such trading securities at December 31, 2009 was $3.6 million, which includes losses on investments of $0.1 million as compared to par value.

The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. The Company considers all investments that are available for sale that have a maturity date of longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. The auction rate security classified as available for sale is designated as a long-term investment due to the maturity date being longer than one year and the security not being liquid in the current market.

Interest is included in interest and other income, net, in the accompanying consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities classified as available-for-sale were as follows for December 31, 2009 (in thousands):

				Total Other
				Than Temporary
				Impairment	Gain (Loss) on
			Total Unrealized	Recorded in	Investments
			Losses in Other	Other	Recorded in the
	Amortized	Unrealized	Comprehensive	Comprehensive	Statement of	Estimated
December 31, 2009	Cost	Gains	Income (Loss)	Income (Loss)	Operations	Fair Value

Short-term investments:
Certificate of deposits	720					720
Corporate notes and obligations	5,957	11	(6)	—	—	5,962
U.S. government and agency obligations	11,747	8	(17)	—	—	11,738
Long-term investments:
Auction rate securities classified as available for sale	900	—	(8)	—	—	892

Investments in debt and equity securities	$19,324	$19	$(31)	$—	$—	$19,312

For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2009 (in thousands).

		Estimated Fair
Contratual maturity	Amortized Cost	Value

Less than 1 year	8,614	8,610
1-2 years	9,810	9,810
More than 2 years	900	892

Total	19,324	19,312

The components of the Company’s debt and marketable equity securities classified as available-for-sale were as follows for December 31, 2008 (in thousands):

				Gain (Loss) on
				Investments
				Recorded in the
	Amortized	Unrealized	Unrealized	Statement of	Estimated
December 31, 2008	Cost	Gains	Losses	Operations	Fair Value

Short-term investments:
Corporate notes and obligations	1,445	10	—	—	1,455
Long-term investments:
Auction rate securities classified as available for sale	900	—	—	(153)	747

Investments in debt and equity securities	$2,345	$10	$—	$(153)	$2,202

For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2008 (in thousands).

		Estimated Fair
Contratual maturity	Amortized Cost	Value

Less than 1 year	1,445	1,455
1-2 years	—	—
More than 2 years	900	747

Total	2,345	2,202

The Company had no realized gains or losses on the sales of investments in 2009. The Company had no realized gains and realized losses on sales of investments of $22,000 in 2008. There were no realized gains or losses on the sales of investments in 2007. The Company had proceeds of $11.7 million from maturities and sales of investments for 2009. All proceeds from sales and maturities of investments were equal to the par value of the securities.

The Company measures financial assets at fair value on a recurring basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at December 31, 2009 and 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2009	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds(1)	$6,644	$6,644	$—	$—
U.S. treasury bills(2)	5,043	5,043	—	—
Certificate of deposits(2)	720	—	720	—
Corporate notes and obligations(2)	5,962	—	5,962	—
U.S. government agency obligations(2)	6,695	—	6,695	—
Auction-rate securities(2),(3)	4,458	—	—	4,458
Asset associated with put option(4)	102	—	—	102
Warrants(5)	25	—	—	25
Publicly traded securities(5)	225	225	—	—

Total	$29,874	$11,912	$13,377	$4,585

(1)	Included in cash and cash equivalents on the consolidated balance sheet.

(2)	Except as indicated in (3), included in short-term investments on the consolidated balance sheet.

(3)	$892K included in long-term investments on the consolidated balance sheet.

(4)	Included in prepaid and other current assets on the consolidated balance sheet.

(5)	Included in long-term investments on the consolidated balance sheet.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2008	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds(1)	$27,202	$27,202	$—	$—
Auction rate securities(2)	3,828	—	—	3,828
Corporate notes and obligations(3)	1,455	—	1,455	—
Asset associated with put option(4)	492	—	—	492

Total	$32,977	$27,202	$1,455	$4,320

(1)	Included in cash and cash equivalents on the consolidated balance sheet.

(2)	Included in long-term investments on the consolidated balance sheet.

(3)	Included in short-term investments on the consolidated balance sheet.

(4)	Included in deposits and other assets on the consolidated balance sheet.

The table below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

					Cumulative
					Effect
			Gain (Loss)		Adjustment
	Balance at		Recorded in		as a Result	Balance at
	December 31,		Statement of	Unrealized	of Adopting	December 31,
	2008	Addition	Operations	Gain (Loss)	ASC 320-10-65-1	2009

Auction rate securities classified as trading	$3,081	$—	$485	$—	$—	$3,566
Auction rate securities classified as available for sale	747	—	—	(8)	153	892
Asset associated with put option	492	—	(390)	—	—	102
Warrants	—	25	—	—	—	25

Total	$4,320	$25	$95	$(8)	$153	$4,585

Valuation of Investments, Put Option and Warrants

Level 1 and Level 2

The Company’s available-for-sale securities include certificate of deposits, corporate notes and obligations, and U.S. government and agency obligations at December 31, 2009 and corporate notes and obligations at December 31, 2008. The Company values these securities using a pricing matrix from a reputable pricing service, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that observable either directly or indirectly (Level 2 inputs). However, the Company classifies all its available-for-sale securities, except for certain auction rated securities, as having Level 2 inputs. The Company validates the estimated fair value received from the reputable pricing service on a quarterly basis.

In December 2009, the Company executed a “Subscription Agreement for Units” (“the Agreement”) with ForceLogix Technologies, Inc. (“ForceLogix”). ForceLogix is a Canada-based public company that delivers on-demand sales management process optimization solutions for sales organizations. Pursuant to the Agreement, the Company purchased 2,639,000 units of ForceLogix for an aggregate of $250,000. Each unit consists of one common share and three quarters (3/4) of one common share purchase warrant of ForceLogix. The Company owns approximately 5% of the outstanding common shares of ForceLogix as of December 31, 2009 and does not have the ability to exercise significant influence. The Company valued the investment in the common stock using observable inputs (Level 1 inputs) and the related warrants using unobservable inputs (Level 3 inputs).

Level 3

The Company valued its auction rate securities using unobservable inputs (Level 3). The Company utilized the income approach applying assumptions for interest rates using current market trends and an estimated term based on expectations from brokers for liquidity in the market and redemption periods agreed to by other broker-dealers. The Company also applied an adjustment for the lack of liquidity to the value determined by the income approach utilizing a put option model. As a result of the valuation assessment, the Company recorded a gain on auction rate securities classified as trading securities of $484,000 for 2009 and an unrealized gain on auction rate securities classified as available for sale of $144,000 for 2009. As a result of the adoption of recognition and presentation of other-than-temporary impairments accounting guidance, the Company recorded a cumulative effect adjustment of $0.2 million to increase the second quarter 2009 beginning unrealized loss on auction rate securities classified as available for sale and to decrease the second quarter 2009 beginning accumulated deficit. See further discussion below.

In connection with certain of the auction rate securities, in October 2008, one financial institution where the Company holds auction rate securities issued certain put option rights to the Company, which entitles the Company to sell its auction rate securities to the financial institution for a price equal to the par value plus any accrued and unpaid interest. These rights to sell the securities are exercisable at any time during the period from June 30, 2010 to July 2, 2012, after which the rights will expire. As a result of the valuation assessment, the Company recorded a loss on the put option of $0.4 million 2009. The auction rate securities to which the put option applies were recorded as short-term investments and the asset associated with the put option was recorded as prepaid and other current assets as of December 31, 2009, as the put may be exercised beginning June 30, 2010. These auction rate securities were recorded as long-term investments and the asset associated with the put option was recorded as deposits and other assets on the consolidated balance sheets as of December 31, 2008.

The Company valued the ForceLogix warrants using the Black-Scholes-Merton option pricing model. At December 31, 2009, the fair value of the warrants is insignificant.

Adoption of Recognition and Presentation of Other-Than-Temporary Impairments Guidance

In the second quarter of 2009, the Company reclassified a cumulative effect adjustment of $0.2 million to increase the second quarter 2009 beginning unrealized loss on investments and decrease the second quarter 2009 beginning accumulated deficit. This adjustment to beginning accumulated other comprehensive loss reclassifies the impairment previously recognized in 2008 as the Company does not intend to sell its auction rate security and it is not more-likely-than-not that the Company will be required to sell that security before recovery. The cumulative effect adjustment relates to the Company’s one auction rate security classified as available for sale with an estimated fair value of $0.9 million, and was measured based on the discounted cash flows as of April 1, 2009.

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

Note 6 —	Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2009	2008

Equipment	$10,428	$10,003
Purchased software	7,790	6,317
Furniture and fixtures	1,916	1,912
Leasehold improvements	1,714	1,766

	21,848	19,998
Less accumulated depreciation and amortization	17,493	15,108

Property and equipment, net	$4,355	$4,890

Depreciation and amortization expense for 2009, 2008 and 2007 was $2.8 million, $2.5 million and $1.9 million, respectively. Included in depreciation and amortization expense was amortization of purchased software, which totaled $1.2 million, $0.9 million, and $0.7 million for 2009, 2008 and 2007, respectively.

Note 7 —	Commitments and Contingencies

Contingencies

The Company is from time to time a party to various litigation matters and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters is likely to have a material adverse effect on the Company’s future financial results.

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2009, the Company has not recorded any such liabilities in accordance with accounting for contingencies. The Company believes that it has valid defenses with respect to the legal matters pending against the Company and that the probability of a loss under such matters is not probable.

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

Commitments

The Company leases its facilities under several non-cancelable operating lease agreements that expire at various dates through 2016. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. The Company had deferred rent related to leases with such escalating payments of $351,000 and $482,000 as of December 31, 2009 and 2008, respectively. Rent expense for 2009, 2008 and 2007 was $2.9 million, $3.0 million and $2.8 million, respectively. In addition, the Company, in the normal course of business, enters into unconditional purchase commitments for supplies and services.

For each of the next five years and beyond, noncancelable long-term operating lease obligations and unconditional purchase commitments are as follows (in thousands):

	Operating Lease	Unconditional
	Commitments	Purchase Commitments

Year Ending December 31:
2010	$2,112	$1,803
2011	985	667
2012	316	102
2013	201	—
2014	166	—
2015 and beyond	214	—

Future minimum payments	$3,994	$2,572

Included in prepaid and other current assets and deposits and other assets in the consolidated balance sheets at December 31, 2009 and 2008 is restricted cash of $232,000 and $434,000, respectively, related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in either prepaid and other current assets or deposits and other assets based on the remaining contractual term for the release of the restriction.

Note 8 —	Stock-Based Compensation

Expense Summary

Stock-based compensation expense of $4.3 million was recorded for 2009 in the consolidated statement of operations. Of the total stock-based compensation expense, approximately $1.6 million was related to stock options, $0.8 million was related to purchases of common stock under the ESPP, and $1.9 million was related to restricted stock units. For 2008, $7.7 million of stock-based compensation expense was recorded. Of the total stock-based compensation expense, approximately $2.4 million was related to stock options, $1.0 million was related to purchases of common stock under the ESPP, and $4.3 million was related to restricted stock units. For 2007, $5.0 million of stock-based compensation expense was recorded. Of the total stock-based compensation expense, approximately $3.8 million was related to stock options, $0.8 million was related to purchases of common stock under the ESPP, and $0.4 million was related to restricted stock units.

As of December 31, 2009, there was $4.1 million, $3.3 million and $0.1 million of total unrecognized compensation expense related to stock options, restricted stock units and the ESPP, respectively. This expense related to stock options, restricted stock units and the ESPP is expected to be recognized over a weighted average period of 2.64 years, 1.86 years and 0.30 years, respectively.

The table below sets forth the functional classification of stock-based compensation expense for 2009, 2008 and 2007 (in thousands):

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Stock-based compensation:
Cost of recurring revenues	$471	$692	$250
Cost of services revenues	574	1,263	838
Sales and marketing	1,019	1,861	1,162
Research and development	736	1,169	995
General and administrative	1,524	2,711	1,709

Total stock-based compensation	$4,324	$7,696	$4,954

Determination of Fair Value

The fair value of each restricted stock unit is estimated based on the market value of the Company’s stock on the date of grant. The fair value of each option award is estimated on the date of grant and the fair value of the ESPP is estimated on the beginning date of the offering period using the Black-Scholes-Merton valuation model and the assumptions noted in the following table.

Year Ended December 31,
	2009	2008	2007

Stock Option Plans
Expected life (in years)	0.50 to 3.50	2.50 to 3.50	2.50 to 3.50
Risk-free interest rate	1.02% to 1.84%	1.27% to 2.58%	3.40% to 5.00%
Volatility	63% to 106.13%	42% to 61%	39% to 54%
Dividend Yield	—	—	—
Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.50 to 1.00	0.49 to 1.00
Risk-free interest rate	0.27% to 0.62%	1.97% to 2.18%	4.47% to 5.16%
Volatility	68% to 126%	48% to 61%	30% to 37%
Dividend Yield	—	—	—

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

The 2003 Stock Incentive Plan became effective upon the completion of the Company’s initial public offering in November 2003. As of December 31, 2009, the Company was authorized to issue approximately 10,050,161 shares of common stock under the plan. Under the plan, the Company’s Board of Directors (or an authorized subcommittee) may grant stock options or other types of stock-based awards, such as restricted stock, restricted stock units, stock bonus awards or stock appreciation rights. Incentive stock options may be granted only to the Company’s employees. Nonstatutory stock options and other stock-based awards may be granted to employees, consultants or non-employee directors. These options vest as determined by the Board of Directors (or an authorized subcommittee), generally over 4 years. Formerly, the Company’s Board of Directors had approved a contractual term of 10 years, but effective April 24, 2006, the Board of Directors approved a reduction of the contractual term to 5 years for all future grants. The restricted stock units also vest as determined by the Board, generally over 3 years. The vesting period generally equals the requisite service period of the individual grantees. On July 1 of each year, the aggregate number of shares reserved for issuance under this plan increases automatically by a number of shares equal to the lesser of (i) 5% of the Company’s outstanding shares, (ii) 2,800,000 shares, or (iii) a lesser number of shares approved by the Board of Directors.

A summary of the Company’s shares available for grant and the status of options and awards under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan are as follows:

Shares Available for Grant

	2009	2008	2007
	(Number of shares)

Beginning Available	2,744,965	2,280,248	2,398,987
Authorized	1,498,515	1,501,687	1,448,546
Granted	(1,729,600)	(2,071,174)	(2,469,150)
Forfeited	422,663	719,950	868,466
Expired	572,533	314,254	33,399

Ending Available	3,509,076	2,744,965	2,280,248

Stock Options

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)

Outstanding as of December 31, 2006	6,452,905	$4.47
Granted	2,055,150	7.36
Exercised	(797,424)	3.02
Forfeited	(868,466)	5.51
Expired	(33,399)	9.21

Outstanding as of December 31, 2007	6,808,766	$5.36
Granted	872,624	4.58
Exercised	(755,132)	3.29
Forfeited	(719,950)	5.72
Expired	(314,254)	10.76

Outstanding as of December 31, 2008	5,892,054	$5.18
Granted	1,068,998	2.81
Exercised	(103,537)	1.00
Forfeited	(422,663)	4.80
Expired	(572,533)	5.38

Outstanding as of December 31, 2009	5,862,319	$4.83	3.27	$774,300

Vested and Expected to Vest as of December 31, 2009	4,897,381	$5.00	3.17	$675,173

Exercisable as of December 31, 2009	4,285,644	$5.04	3.16	$632,256

Restricted Stock Units

		Weighted
		Average
		Remaining	Aggregate
	Number of	Contractual	Intrinsic
	Shares	Term (Years)	Value
			(In thousands)

Unreleased as of December 31, 2006	—
Granted	414,000
Released	(33,500)
Forfeited	(28,408)

Unreleased as of December 31, 2007	352,092
Granted	1,198,550
Released	(287,680)
Forfeited	(121,043)

Unreleased as of December 31, 2008	1,141,919
Granted	660,602
Released	(836,673)
Forfeited	(287,082)

Unreleased as of December 31, 2009	678,766	0.98	$2,050

Vested and Expected to Vest as of December 31, 2009	598,804	0.91	$1,718

Restricted stock units are not considered outstanding at the time of grant, as the holders of these units are not entitled to dividends and voting rights. Unvested restricted stock units are not considered outstanding in the computation of basic net loss per share.

As of December 31, 2009, the range of exercise prices and weighted average remaining contractual life of outstanding options under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan are as follows:

		Options Outstanding		Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual Life	Exercise	Number of	Exercise
Exercise Prices	Shares	(Years)	Price	Shares	Price

$0.84 - $2.62	690,849	3.45	$1.93	372,444	$1.36
$2.83 - $3.38	756,537	4.25	3.09	177,981	3.07
$3.45 - $3.80	643,991	3.89	3.68	643,991	3.68
$3.90 - $4.38	758,359	5.13	4.19	756,190	4.19
$4.44 - $4.69	790,409	2.53	4.64	703,877	4.63
$4.84 - $5.17	595,642	2.41	4.97	385,961	4.99
$5.28 - $6.26	601,207	2.53	6.15	398,628	6.11
$6.30 - $7.53	694,050	2.25	7.46	533,553	7.46
$7.73 - $15.36	331,125	1.93	10.75	312,869	10.87
$16.03 - $16.03	150	4.16	16.03	150	16.03

$0.84 - $16.03	5,862,319	3.27	$4.83	4,285,644	$5.04

The weighted-average fair value of stock options and restricted stock units granted during 2009 was $1.31 and $2.66 per share, respectively. For 2008, the weighted-average fair value of stock options and restricted stock units granted was $1.61 and $4.99 per share, respectively. For 2007, the weighted-average fair value of stock options and restricted stock units granted was $3.00 and $7.80 per share, respectively. The total intrinsic value of stock options exercised was $0.2 million, $1.4 million and $3.9 million for 2009, 2008 and 2007, respectively. The total cash received from employees as a result of stock option exercises was $0.1 million, $2.5 million and $2.4 million for 2009, 2008 and 2007, respectively.

Employee Stock Purchase Plan

In August 2003, the Board of Directors adopted the Employee Stock Purchase Plan (ESPP), which became effective upon the completion of the Company’s initial public offering and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP is designed to enable eligible employees to purchase shares of the Company’s common stock at a discount on a periodic basis through payroll deductions. Each offering period under the ESPP will be for 12 months and will consist of two consecutive six-month purchase periods. The purchase price for shares of common stock purchased under the ESPP will be 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period and the fair market value of the Company’s common stock on the last day of each purchase period. The Company issued approximately 788,000 shares during 2009 under the ESPP. The weighted-average fair value of stock purchase rights granted under the ESPP during 2009 was $1.24 per share. During 2008, the Company issued approximately 532,000 shares under the ESPP. The weighted-average fair value of stock purchase rights granted under the ESPP in 2008 was $1.74 per share. During 2007, the weighted-average fair value of stock purchase rights granted under the ESPP was $2.23 per share.

Other Plan Awards

On May 31, 2005, the Company granted its former chief executive officer, Robert H. Youngjohns, an option to purchase 1,000,000 shares of its common stock with an exercise price of $3.45 per share, which was the fair market value of the Company’s common stock on the date of grant. The option had a contractual term of 10 years and vested over four years, with 25% of the shares subject to the option vesting on the first anniversary of the grant date and 1/48th vesting each month thereafter. The vesting period equals the requisite service period of the grant. A summary of the status of this option for 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)

Outstanding as of December 31, 2006	1,000,000	$3.45
Exercised	—	—
Forfeited	(375,000)	3.45
Expired	—	—

Outstanding as of December 31, 2007	625,000	$3.45
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding as of December 31, 2008	625,000	$3.45
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding as of December 31, 2009	625,000	$3.45	5.41	$—

Vested and Expected to Vest as of December 31, 2009	625,000	$3.45	5.41	$—

Exercisable as of December 31, 2009	625,000	$3.45	5.41	$—

The agreements granting both the 28,000 shares of restricted stock and the option to purchase 1,000,000 shares were approved by the Company’s Compensation Committee, which is made up entirely of independent directors. Upon his resignation as chief executive officer on November 30, 2007, Mr. Youngjohns’ unvested shares terminated. As a continuing member of the Company’s Board of Directors, his vested shares did not terminate.

Note 9 —	Stockholders’ Equity

Convertible Preferred Stock

Upon completion of the Company’s initial public offering, the Company amended its certificate of incorporation and authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001. None of these shares were outstanding as of December 31, 2009 or 2008.

Repurchase Program

On November 27, 2007, the Company’s Board of Directors authorized a one-year program for the repurchase of up to $10 million of the Company’s outstanding common stock. On October 21, 2008, the Company’s Board of Directors re-authorized the program for the repurchase of up to $5 million of its outstanding common stock, which represented the unused balance of the program initially approved in 2007. During 2008 under these repurchase programs the Company executed the repurchase of 1,994,000 shares for a total cost of approximately $8.0 million. During 2009 under these repurchase programs the Company executed the repurchase of 248,000 shares for a total cost of approximately $0.7 million. The repurchased shares have been constructively retired for accounting purposes. The Company’s Board of Directors suspended the repurchase program in the first quarter of 2009.

Note 10 —	Income Taxes

The following is a geographical breakdown of consolidated loss before income taxes by income tax jurisdiction (in thousands):

	2009	2008	2007

United States	$(17,815)	$(14,003)	$(14,317)
Foreign	239	334	846

Total	$(17,576)	$(13,669)	$(13,471)

The provision (benefit) for income taxes for 2009, 2008 and 2007 consists of the following (in thousands):

	2009	2008	2007

Current:
Federal	$(195)	$(198)	$(50)
State	—	—	23
Foreign	373	363	210
Deferred:
Federal	130	98	—
State	18	15	—
Foreign	51	(117)	(513)

Total provision (benefit) for income taxes	$377	$161	$(330)

The provision (benefit) for income taxes differs from the expected tax benefit computed by applying the statutory federal income tax rates to consolidated loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Federal tax at statutory rate	$(5,976)	$(4,648)	$(4,346)
State taxes, net of federal benefit	—	—	—
Non-deductible expenses	1,244	603	(72)
Foreign taxes	378	177	(303)
Current year net operating losses and other deferred tax
assets for which no benefit has been recognized	5,037	4,424	4,418
Refundable R&D credit in lieu of bonus depreciation	(196)	(198)	—
Other	(110)	(197)	(27)

Total provision (benefit) for income taxes	$377	$161	$(330)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Net deferred tax assets consist of the following (in thousands):

	As of December 31,
	2009	2008

Deferred tax assets
Net operating loss carryforwards and deferred start-up costs	$27,574	$22,178
Property and equipment	1,423	599
Accrued expenses and 481(a)	10	1,432
Purchased technology	372	426
Unrealized gain/loss on investments	781	581
Research and experimentation credit carryforwards	8,639	8,278
Capitalized research and experimentation costs	21,478	20,578
Deferred stock compensation	3,616	4,249

Total gross deferred tax assets	63,893	58,321
Less valuation allowance	(63,435)	(57,853)

Net deferred tax assets	458	468
Deferred tax liability	(262)	(113)

Net deferred tax assets (liabilities)	$196	$355

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the period in which the temporary differences are deductible, the Company has recorded a valuation allowance against the deferred tax assets for which it believes it is not more likely than not to be realized. As of December 31, 2009, a valuation allowance has been recorded on all deferred tax assets, except the deferred tax assets related to one of its foreign subsidiaries, based on the analysis of profitability for that subsidiary.

The net changes for valuation allowance for years ended December 31, 2009 and 2008 was an increase of $5.6 million and $2 million, respectively.

As of December 31, 2009, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $76 million and $25 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards, if not utilized, will expire over 20 years beginning in 2019. The California net operating loss carryforward, if not utilized, will expire beginning in 2010.

The Company also has research credit carryforwards for federal and California income tax purposes of approximately $5.7 million and $5.9 million, respectively, available to reduce future income taxes. The federal research credit carryforward, if not utilized, will expire over 20 years beginning in 2017. The California research credit carries forward indefinitely.

Federal and California tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change, as defined in Section 382 of the Internal Revenue Code. The Company’s ability to utilize its net operating loss and tax credit carryforwards are subject to limitations under these provisions.

Not included in the deferred income tax asset balance at December 31, 2009 is approximately $1.5 million, which pertains to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

In fiscal 2009, the Company recognized approximately $0.1 million in the liability for unrecognized tax benefits as well as incremental penalties and interest net of deductions of $41,000. The Company’s unrecognized tax benefits at December 31, 2009 relate to various foreign jurisdictions.

The activity related to the Company’s unrecognized tax benefits is set forth below (in thousands):

Total

Balance at January 1, 2009	$1,827
Increases related to prior year tax positions	276
Increases related to current year tax positions	127
Reductions to unrecognized tax benefits as a result of a lapse of applicable statue of limitations	(29)
Balance at December 31, 2009(1)	$2,201

(1)	$2.0 million is included as a reserve against deferred tax assets and $0.2 million is included in accrued expenses on the consolidated balance sheet.

If recognized, the unrecognized tax benefits at December 31, 2009 would reduce the Company’s annual effective tax rate. The Company also accrued potential penalties and interest of $8,000 related to these unrecognized tax benefits during 2009, and in total, as of December 31, 2009, the Company has recorded a liability for potential penalties and interest of $86,000. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. The Company has classified the unrecognized tax benefits as long term, as it does not expect them to be realized over the next 12 months. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. All tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2001 through 2008 tax years generally remain subject to examination by their respective tax authorities.

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

The accounting principles guiding disclosures about segments of an enterprise and related information establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining which information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. By this definition, the Company operates in one business segment, which is the development, marketing and sale of enterprise software and related services. The Company’s TrueComp Suite is its only product line, which includes all of its software application products.

The following table summarizes revenues for 2009, 2008 and 2007 by geographic areas (in thousands):

	Year Ended December 31,
	2009	2008	2007

Americas	$70,463	$91,973	$80,743
EMEA	9,595	14,014	18,824
Asia Pacific	1,000	1,194	1,490

	$81,058	$107,181	$101,057

Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

In 2009, 2008 and 2007, no customer accounted for more than 10% of our total revenues.

Note 14 —	Related Party Transactions

In 2005, the Company entered into a service agreement with Saama Technologies, Inc. for software consulting services. William Binch, who was appointed to the Company’s Board of Directors in April 2005, is also currently a member of Saama’s board of directors. The Company incurred expenses of $0, approximately $227,000 and $831,000 for services rendered by Saama for 2009, 2008 and 2007, respectively.

In 2007, CT entered into an operating lease agreement with CCT Properties LLC for its office space. Robert Conti, who was appointed as Senior Vice President, Client Services, in January 2008 in connection with the acquisition of CT, is also a part owner of CCT Properties LLC. The Company incurred rent expense for the office space owned by CCT Properties of approximately $153,000 and $202,000 for 2009 and 2008, respectively. Mr. Conti resigned from his position with the Company effective March 31, 2009.

Subsequent to the acquisition of CT in 2008, the Company continued its service agreement with The Alexander Group, Inc. for software consulting services. Robert Conti, who was appointed as Senior Vice President, Client Services, in January 2008 in connection with the acquisition of CT, is also a part owner of The Alexander Group and continues to serve as its Senior Vice President and CFO. The Company incurred expenses of approximately $147,000 and $553,000 for services rendered by The Alexander Group for 2009 and 2008, respectively.

Subsequent to the acquisition of CT in 2008, the Company continued to purchase hosting services from Level 3 Communications, Inc. Michele Vion, who was appointed to the Company’s Board of Directors in September 2005, was the Senior Vice President, Human Resources, at Level 3 Communications through January 2010. The Company incurred expenses of approximately $95,000 and $86,000 for hosting services rendered by Level 3 Communications for 2009 and 2008, respectively.

The Company believes all of these agreements represent arm’s length transactions.

Note 15 —	Subsequent Events

Subsequent to year-end, the Company completed the acquisition of Actek, a leading provider of commissions and compliance software for complex selling environments for the insurance and financial services industries. Under the terms of the agreement, the Company paid Actek’s owner $2.1 million in a combination of cash and stock and assumed debt of $0.9 million. In addition, the Company may pay up to approximately $1 million in the form of cash, restricted stock units and stock options, depending on the achievement of specified operational milestones on January 1, 2011. Because this consideration is contingent on the achievement of the milestones, the Company is required to revalue the consideration at each subsequent reporting date until January 1, 2011 under the acquisition accounting guidance.

In February 2010, management approved a cost savings program to reduce the Company’s workforce. The Company expects to incur restructuring charges of $0.7 million in the first quarter of 2010 in connection with severance and termination-related costs, most of which are severance-related cash expenditures. The February 2010 cost savings program will be fully completed in the first quarter of 2010.

Note 16 —	Quarterly Financial Data (Unaudited) (in thousands, except for per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year ended December 31, 2009
Total revenue	$25,900	$22,370	$17,391	$15,397	$81,058
Gross profit	10,615	9,032	6,412	5,581	31,640
Net loss	(2,810)	(3,334)	(6,740)	(5,069)	(17,953)
Basic and diluted net income (loss) per share	$(0.10)	$(0.11)	$(0.22)	$(0.17)	$(0.60)
Weighted average common shares (basic and diluted)	29,549	29,942	30,205	30,493	30,050
Year ended December 31, 2008
Total revenue	$28,123	$23,462	$28,253	$27,343	$107,181
Gross profit	11,810	8,603	13,534	11,613	45,560
Net loss	(2,628)	(5,131)	(1,387)	(4,684)	(13,830)
Basic and diluted net loss per share	$(0.09)	$(0.17)	$(0.05)	$(0.16)	$(0.46)
Weighted average common shares (basic and diluted)	29,756	29,989	30,063	29,841	29,913