Form 10-Q
period 2010-03-31
CALLIDUS SOFTWARE INC
filed 2010-05-07
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
160 West Santa Clara Street, Suite 1300
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     There were 31,175,576 shares of the registrant’s common stock, par value $0.001, outstanding on April 30, 2010, the latest practicable date prior to the filing of this report.

© 1998-2010 Callidus Software Inc. All rights reserved. Callidus Software, the Callidus Software logo, and TrueComp Manager are trademarks, servicemarks, or registered trademarks of Callidus Software Inc. in the United States and other countries. All other brand, service or product names are trademarks or registered trademarks of their respective companies or owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,340	$11,565
Short-term investments	17,773	21,985
Accounts receivable, net of allowances of $414 in 2010 and $963 in 2009	15,647	12,715
Deferred income taxes	170	170
Prepaid and other current assets	3,799	3,872

Total current assets	48,729	50,307
Long-term investments	1,116	1,142
Property and equipment, net	4,222	4,355
Goodwill	8,054	5,528
Intangible assets, net	3,659	2,993
Deferred income taxes, noncurrent	1,255	1,255
Deposits and other assets	1,280	679

Total assets	$68,315	$66,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,265	$3,407
Accrued payroll and related expenses	3,569	3,929
Accrued expenses	5,366	3,219
Deferred income taxes	1,229	1,229
Deferred revenue	23,768	21,440

Total current liabilities	36,197	33,224
Long-term deferred revenue	3,577	668
Other liabilities	848	1,136

Total liabilities	40,622	35,028

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 31,159 and 30,561 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	30	30
Additional paid-in capital	214,861	212,435
Acquisition contingent consideration	77	—
Accumulated other comprehensive income	154	244
Accumulated deficit	(187,429)	(181,478)

Total stockholders’ equity	27,693	31,231

Total liabilities and stockholders’ equity	$68,315	$66,259

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Revenues:
Recurring	$12,287	$11,697
Services	3,645	11,202
License	229	3,001

Total revenues	16,161	25,900
Cost of revenues:
Recurring	6,414	5,785
Services	4,412	9,309
License	110	191

Total cost of revenues	10,936	15,285

Gross profit	5,225	10,615

Operating expenses:
Sales and marketing	4,645	5,862
Research and development	3,138	3,801
General and administrative	3,232	3,567
Restructuring	719	166

Total operating expenses	11,734	13,396

Operating loss	(6,509)	(2,781)
Interest and other income, net	7	29

Loss before provision (benefit) for income taxes	(6,502)	(2,752)
Provision (benefit) for income taxes	(551)	58

Net loss	$(5,951)	$(2,810)

Net loss per share — basic and diluted
Net loss per share	$(0.19)	$(0.10)

Shares used in basic and diluted per share computation	30,963	29,549

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(5,951)	$(2,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	549	703
Amortization of intangible assets	869	435
Provision for doubtful accounts and service remediation reserves	(148)	40
Stock-based compensation	1,277	977
Stock-based compensation related to acquisition contingent consideration	77	—
Revaluation of acquisition contingent consideration	22	—
Release of valuation allowance	(614)	—
Net amortization on investments	47	2
Put option loss	33	93
Gain on investments classified as trading securities	(41)	(123)
Changes in operating assets and liabilities:
Accounts receivable	(1,768)	(1,426)
Prepaid and other current assets	37	642
Other assets	(607)	70
Accounts payable	(1,133)	955
Accrued expenses	743	(1,730)
Accrued payroll and related expenses	(329)	(1,461)
Accrued restructuring	(133)	—
Deferred revenue	5,104	1,410
Deferred income taxes	51	33

Net cash used in operating activities	(1,915)	(2,190)

Cash flows from investing activities:
Purchases of investments	(2,474)	(10,760)
Proceeds from maturities and sale of investments	6,700	—
Purchases of property and equipment	(356)	(624)
Purchases of intangible assets	(240)	(100)
Acquisition, net of cash acquired	(1,649)	(14)

Net cash provided by (used in) investing activities	1,981	(11,498)

Cash flows from financing activities:
Net proceeds from issuance of common stock	762	990
Repurchases of stock	—	(742)
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(75)	(259)
Repayment of debt assumed through acquisition	(899)	—

Net cash used in financing activities	(212)	(11)

Effect of exchange rates on cash and cash equivalents	(79)	5

Net decrease in cash and cash equivalents	(225)	(13,694)
Cash and cash equivalents at beginning of quarter	11,565	35,390

Cash and cash equivalents at end of quarter	$11,340	$21,696

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	2010	2009
	(unaudited)
Non-cash activities:
Fair value of common shares issued in connection with acquisition	$453	$—

Fair value of liability-classified contingent consideration and additional purchase price for net working capital adjustment	$787	$—

Purchases of property and equipment not paid as of quarter end	$1,036	$407

Purchases of intangible assets not paid as of quarter end	$443	$406

Deferred direct stock-based compensation costs	$(2)	$(1)

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of March 31, 2010 and the three months ended March 31, 2010 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     In the opinion of management, the accompanying condensed consolidated financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2010.
     Principles of Consolidation
     The condensed consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the Company), which include wholly owned subsidiaries in Australia, Canada, Germany, Hong Kong, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated upon consolidation.
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

     Foreign Currency Translation
     The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Accordingly, the foreign currencies are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average rates during each reporting period for the results of operations. Adjustments resulting from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in interest and other income, net in the accompanying consolidated statements of operations.
     Fair Value of Financial Instruments and Concentrations of Credit Risk
     The fair value of some of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective carrying value due to their short maturity. See Note 5 — Financial Instruments for discussion regarding the valuation of the Company’s financial instruments for which the fair value does not approximate the carrying value. Financial instruments that potentially subject the Company to concentrations of credit risk are short-term investments, long-term investments and trade receivables. The Company mitigates concentration of risk by monitoring ratings, credit spreads and potential downgrades for all bank counterparties on at least a quarterly basis. Based on the Company’s ongoing assessment of counterparty risk, the Company will adjust its exposure to various counterparties.
     Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographic locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of March 31, 2010, the Company had one customer comprising greater than 10% of net accounts receivable. As of December 31, 2009, the Company had no customers comprising greater than 10% of net accounts receivable.
     Restricted Cash
     Included in prepaid and other current assets and deposits and other assets in the consolidated balance sheets at March 31, 2010 and December 31, 2009 is restricted cash totaling $232,000, related to security deposits on leased facilities for our New York, New York and San Jose, California offices. The restricted cash represents investments in certificates of deposit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in prepaid and other current assets and deposits and other assets based on the contractual term for the release of the restriction.
     Revenue Recognition
     The Company generates revenues by providing its software applications as a service through its on-demand subscription and time-based term license offering and providing related professional services to its customers, as well as by licensing software on a perpetual basis and providing related software support. The Company presents revenue net of sales taxes and any similar assessments.
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

     Delivery. In on-demand arrangements, the Company considers delivery to have occurred as the service is provided to the customer, and they have access to the hosting environment. In both perpetual and time-based term licensing arrangements, the Company considers delivery to have occurred when the customer either (a) takes possession of the software via a download (that is, when the customer takes possession of the electronic data on its hardware), or (b) has been provided with access codes that allow the customer to take immediate possession of the software on its hardware pursuant to an agreement or purchase order for the software, or in the case of physical delivery, media containing the licensed programs is provided to a common carrier. The Company’s typical end-user license agreement does not include customer acceptance provisions.
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
     Recurring Revenue
     Recurring revenues include on-demand revenues, time-based term license revenues and maintenance revenues. On-demand revenues are principally derived from technical operation fees earned through the Company’s services offering of the on-demand TrueComp suite, as well as revenues generated from business operations services. Time-based term license revenues are derived from fees earned through the licensing of our software bundled with maintenance for a specified period of time. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s licensed software. Customers that own perpetual licenses can receive the benefits of upgrades, updates, and support from either subscribing to the Company’s on-demand services or maintenance services.
     On-Demand Revenue. In arrangements where the Company provides its software applications as a service, the Company has considered accounting guidance for arrangements that include the right to use software stored on another entity’s hardware and non-software deliverables in an arrangement containing more-than-incidental software, and has concluded that these transactions are considered service arrangements and fall outside of the scope of software revenue recognition guidance. Accordingly, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and accounting guidance for revenue arrangements with multiple deliverables. Customers will typically prepay for the Company’s on-demand services, which amounts the Company defers and recognizes ratably over the non-cancelable term of the customer contract. In addition to the on-demand services, these arrangements may also include implementation and configuration services, which are billed on a time-and-materials basis. In determining whether the consulting services can be accounted for separately from on-demand revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors; whether objective and reliable evidence of fair value exists for the undelivered elements; the nature of the consulting services; the timing of when the consulting contract is signed in comparison to the on-demand service contract and the contractual dependence of the consulting work on the on-demand service.
     For all of the arrangements where the elements qualify for separate units of accounting, the on-demand revenues are recognized ratably over the non-cancelable contract term, which is typically 12 to 24 months, beginning on the date the on-demand services begin to be performed. Implementation and configuration services, when sold with the on-demand offering, are recognized as the services are rendered for time-and-

materials contracts. The majority of our implementation and configuration services for on-demand arrangements are accounted for in this manner. If implementation and configuration services associated with an on-demand arrangement do not qualify as a separate unit of accounting, the Company will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the subscription contract once the implementation is complete. For arrangements with multiple deliverables, the Company allocates the total contractual arrangement to the separate units of accounting based on their relative fair values, as determined by the fair value of the undelivered and delivered items.
     In addition, the Company will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. The deferred costs on the Company’s consolidated balance sheets for these consulting arrangements totaled $2.1 million and $1.8 million at March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, $1.3 million and $1.4 million, respectively, of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the condensed consolidated balance sheets.
     Included in the deferred costs for on-demand arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand offering was $1.1 million and $1.0 million at March 31, 2010 and December 31, 2009, respectively.
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
     For a Single-Year Time-based Term License that is sold with multiple elements the entire arrangement fee is recognized ratably. In these arrangements, both the time-based term licenses and the maintenance agreements have durations of one year; therefore the fair value of the bundled maintenance services is not reliably measured by reference to a maintenance renewal rate. In these situations the Company will defer all revenue until either the services or the maintenance is the only undelivered element. If the maintenance term expires before the services are completed, the entire arrangement fee would be recognized over the remaining period during which the services are completed (beginning upon expiration of the maintenance term). If services are completed before the maintenance term expires, the entire fee will be recognized ratably over the remaining maintenance period. In these arrangements the Company will defer all direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. Sales commissions and partner fees attributable to the sale of Time-based Term Licenses are deferred and amortized over the same period as the related revenue is recognized.
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
     In Multi-Year Time-based Term License arrangements that include multiple elements and for which fair value of VSOE cannot be established for the undelivered elements the entire arrangement fee is recognized ratably upon completion of professional services, if any.
     Similar to certain on-demand arrangements as described above, the Company will defer the direct costs, and amortize those costs over the same time period as the related revenue is recognized. The deferred costs on the Company’s consolidated balance sheets for these arrangements totaled $0.4 million and $0.1 million at March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, $0.1 million and nil, respectively, of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the condensed consolidated balance sheets. All of the deferred costs represented commission payments to the Company’s direct sales force for time-based term license arrangements, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements.

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
     In certain arrangements, the Company has provided for unique acceptance criteria associated with the delivery of professional services. In these instances, the Company has recognized revenue in accordance with the provisions of SAB 104. To the extent there is contingent revenue in these arrangements, the Company will defer the revenue until the contingency has lapsed.
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
     In certain arrangements, the Company has provided for unique acceptance criteria associated with the delivery of professional services. In these instances, the Company has recognized revenue in accordance with the provisions of accounting for performance of construction-type and certain production-type contracts. To the extent there is contingent revenue in these arrangements, the Company measures the level of profit that is expected based on the non-contingent revenue and the total expected project costs. If the Company is assured of a certain level of profit excluding the contingent revenue, the Company recognizes the non-contingent revenue on a percentage-of-completion basis and recognizes the contingent revenue upon final acceptance.
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
     Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, the release of restricted stock, and purchases of employee stock purchase plan (ESPP) shares to the extent these shares are dilutive. For the three months ended March 31, 2010 and 2009, the diluted net loss per share calculation was the same as the basic net loss per share calculation, as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2010	2009
Restricted stock	1,374	1,126
Stock options	6,579	6,674
ESPP	52	113

Totals	8,005	7,913

     The weighted-average exercise price of stock options excluded from weighted average common shares during the three months ended March 31, 2010 was $4.58 per share, as compared to the weighted average exercise price of stock options excluded from weighted average common shares during the three months ended March 31, 2009 of $4.87 per share.
     Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on improving disclosures about fair value measurements to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 5 below. We adopted the new disclosure requirements and clarifications of existing disclosures in the first quarter of 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption has no impact on our condensed consolidated financial statements in the three months ended March 31, 2010.
2. Acquisition
     On January 1, 2010, the Company entered into a Stock Purchase Agreement for the purchase of 100% of the common stock of Actek, Inc. Actek delivers commission and incentive compensation software solutions to automate the process of calculating and managing complex commission, incentive and bonus pay arrangements. The acquisition expanded the Company’s product offering to commissions and compliance software for complex selling environments for the insurance and financial services industries.
     The acquisition has been accounted for under the FASB’s accounting standard for business combinations, which the Company adopted as of the beginning of fiscal 2009. Assets acquired and liabilities assumed were recorded at their estimated fair values as of January 1, 2010. The Company has included the financial results of Actek in its condensed consolidated financial statements from the date of acquisition. For the three months ended March 31, 2010, Actek contributed $864,000 to our total revenues. During the quarter, the net loss produced by Actek was insignificant to the Company’s net operating results. The acquisition was not material to the Company’s condensed consolidated financial statements.
     The following table summarizes the purchase price consideration paid for Actek (in thousands):

Closing Cash Payment	$1,651
Closing Stock Issuance — Common Stock and Additional Paid-in Capital	453
Fair value of liability-classified contingent consideration	517
Additional purchase price for net working capital adjustment	270

Fair value of total consideration transferred	$2,891

     On January 1, 2010, upon the closing of the acquisition, the Company paid Actek’s sole stockholder $2.1 million in a combination of cash and common stock. The fair value of the common stock issued as part of the consideration paid for Actek was determined on the basis of the closing market price of the Company’s common shares on the acquisition date.

     As part of the acquisition, the Company also agreed to pay additional consideration contingent on Actek achieving the following benchmark (the “Milestone”): Actek retains 90% of its recurring revenue during the one-year period following the acquisition. If the Milestone is achieved, the Milestone Payment consists of three components: (i) $600,000 in cash; (ii) 100,000 shares of the Company’s common stock in the form of a restricted stock unit (“RSU”); and (iii) 200,000 shares of the Company’s common stock in the form of a non-qualified stock option (“Option”). The RSU and the Option were awarded and granted, respectively, after the acquisition on the last trading day of January 2010. The RSU and Option shall each vest in full, if the Company’s board of directors determines after the one-year anniversary of the acquisition that: i) Actek has retained 90% of its recurring revenue, and ii) the former sole stockholder of Actek is still employed with the Company on the first anniversary of the acquisition or was earlier terminated by the Company other than for cause and has signed an acceptable full release of claims.
     The fair value of the contingent consideration arrangement was probability-weighted to reflect the likelihood that the Milestone will be achieved at the valuation date. Because the vesting of the Company’s RSU and Option are subject to continued employment, these contingent payments are considered compensatory and thus not part of the purchase price. The preliminary fair value of the contingent consideration associated with the Company’s RSU and Option of $0.5 million is recorded as stock-based compensation in general and administrative expenses over the service period of one year, while the cash contingent consideration is included in the total purchase price, and will be paid upon the achievement of the related contingencies. The RSU and Option contingent consideration is classified as equity and will not be remeasured after the acquisition date. The cash contingent consideration is classified as a liability. Subsequent changes in fair value for liability-classified contingent consideration are recognized in earnings and not as an adjustment to the purchase price.
     As of March 31, 2010, the amount recognized for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimates have not materially changed. The possibility of achieving the Milestone slightly increased, resulting in an increase in the fair value of cash contingent consideration of $22,000 which we recorded as operating expense in the condensed consolidated statements of operations for the three months ended March 31, 2010.
     Preliminary Purchase Price Allocation
     The total purchase price for Actek was allocated to the assets acquired and liabilities assumed based upon their preliminary fair value at the acquisition date as set forth below. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of intangible assets acquired, the deferred taxes related to those intangibles and residual goodwill. We expect to continue to obtain information to assist us in determining the fair value of the net assets acquired at the acquisition date during the measurement period.
(in thousands)

Cash and cash equivalents	$3
Accounts receivable	1,045
Other current assets	13
Fixed assets	341
Intangible assets	1,510
Accounts payable	(11)
Accrued payroll and related expenses	(117)
Deferred revenue	(147)
Other accrued liabilities	(759)
Notes payable	(899)
Deferred Tax Liability	(614)

Total identifiable net assets	365
Goodwill	2,526

Total Purchase Price	$2,891

     The Company considered uncertainty about collections and future cash flow when determining the fair value of the accounts receivable. The fair value of accounts receivable of $1.0 million represents its gross contractual accounts receivable as all amounts were determined to be collectible.
     Preliminary Valuation of Intangible Assets Acquired
     The following table sets forth each component of intangible assets acquired in connection with the acquisition:
(in thousands)

		Estimated
	Preliminary	Useful
	Fair Value	Life
Customer relationships	$644	12 years
Developed Technology	524	7 years
Tradename	302	Indefinite
Favorable Lease	40	4 years

Total Intangible Assets	$1,510

     Customer relationships represent the fair value of the underlying customer support contracts and related relationships with Actek’s existing customers. The estimated useful life of 12 years was primarily based on projected customer retention rates. Developed technology represents the fair values of Actek’s products that have reached technological feasibility. The estimated useful life of 7 years was primarily based on projected product cycle and technology evolution. The tradename represents the fair value of brand and name recognition associated with the marketing of Actek’s products and services. The Company intends to use Actek’s tradename indefinitely. The favorable lease represents the fair value of a below market operating lease Callidus assumed related to an office facility located in Alabama. The estimated useful life was based on the remaining lease term. The Company utilized the income approach applying assumptions for future cash flow and discount rates using current market trends to determine the fair value.
     Of the liabilities assumed by the Company through the acquisition, $759,000 was related to sales tax payable and $899,000 was related to debt that was repaid in the first quarter of 2010.
     The excess of the purchase price over the preliminary assets acquired and liabilities assumed was recorded as goodwill. The goodwill arising from the acquisition mainly consists of the entity-specific synergies and economies of scale expected from combining the operations of the two companies.
     Acquisition Related Expenses
     Acquisition related expenses mainly consist of direct transaction costs such as professional service fees. For the three months ended March 31, 2010, the Company incurred $121,000 acquisition related expenses associated with the Actek acquisition. These direct transactions costs were recorded as expenses in the Company’s statements of operations.
3. Restructuring
     In February 2010, management approved a cost savings program to reduce the Company’s workforce. The Company incurred restructuring charges of $0.7 million in the first quarter of 2010 in connection with severance and termination-related costs, most of which are severance-related cash expenditures. The February 2010 cost savings program was substantially completed in the first quarter of 2010.
     Total costs of the Company’s restructuring programs incurred to date of $6.8 million include restructuring charges of $1.5 million in 2007, $1.6 million in 2008, $3.0 million in 2009 and $0.7 million in the first quarter of 2010.
     The following table sets forth a summary of accrued restructuring charges for the first quarter of 2010 (in thousands):

	December 31,	Cash			March 31,
	2009	Payments	Additions	Adjustments	2010
Severance and termination-related costs	$146	$(857)	$741	$(17)	$13

Total accrued restructuring charges	$146	$(857)	$741	$(17)	$13

4. Goodwill and Intangible Assets
     Goodwill as of March 31, 2010 and December 31, 2009 was $8.0 million and $5.5 million, respectively. The change is related to goodwill acquired associated with the Actek acquisition. (See Note 2 — Acquisition above for details).
     Intangible assets consisted of the following as of March 31, 2010 and December 31, 2009 (in thousands):

						Weighted Average
						Amortization
		December 31,			March 31,	Period
		2009		Amortization	2010	Remaining
	Cost	Net	Additions	Expense	Net	(Years)
Purchased technology	$5,422	$1,972	$549	$(728)	$1,793	3.25
Customer relationships	2,000	1,021	644	(138)	1,527	5.89
Tradename	—	—	302	—	302	N/A
Favorable Lease	—	—	40	(3)	37	3.75

Total intangible assets, net	$7,422	$2,993	$1,535	$(869)	$3,659

     Intangible assets include third-party software licenses used in our products, acquired assets related to the Compensation Technologies (“CT”) acquisition completed in 2008 and acquired assets related to the Actek acquisition completed in the first quarter of 2010 (see Note 2 - Acquisition above for details). Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred. Amortization expense related to intangible assets included in cost of revenues and operating expenses was $0.9 million for the three months ended March 31, 2010, as compared to amortization expense of $0.4 million for the three months ended March 31, 2009. The Company’s intangible assets are amortized over their estimated useful lives of one to twelve years, except for tradename, which has an indefinite life. Total future expected amortization is as follows (in thousands):

	Purchased	Customer	Favorable
	Technology	Relationships	Lease
Quarter Ending March 31:
Remainder of 2010	$600	$415	$11
2011	613	554	13
2012	281	75	13
2013	75	54	—
2014	75	54	—
2015 and beyond	150	376	—

Total expected future amortization	$1,794	$1,528	$37

5. Financial Instruments
     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Except for certain auction rate securities that are classified as trading, debt and marketable equity securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below. Those securities that are classified as trading are designated as short-term investments due to a contractual agreement that allows the Company to sell the securities at par value beginning on June 30, 2010. The total estimated fair value of such trading securities at March 31, 2010 was $3.6 million, which includes losses on investments of $0.1 million as compared to par value.
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
     Interest is included in interest and other income, net, in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities classified as available-for-sale securities were as follows at March 31, 2010 (in thousands):

				Total Other
				Than Temporary
				Impairment	Gain (Loss) on
			Total Unrealized	Recorded In	Investments
			Losses in Other	Other	Recorded in the
	Amortized	Unrealized	Comprehensive	Comprehensive	Statement of	Estimated
March 31, 2010	Cost	Gains	Income (Loss)	Income (Loss)	Operations	Fair Value
Short-term investments:
Certificate of deposits	$720	$—	$—	$—	$—	$720
Corporate notes and obligations	7,397	18	(4)	—	—	7,411
U.S. government and agency obligations	6,032	3	—	—	—	6,035
Long-term investments:
Auction rate securities classified as available for sale	900	—	(2)	—	—	898

Investments in debt and equity securities	$15,049	$21	$(6)	$—	$—	$15,064

     The Company had no realized gains or losses on sales of investments for the three months ended March 31, 2010. The Company had no sales of investments for the three months ended March 31, 2009. The Company had proceeds of $6.7 million from maturities and sales of investments for the three months ended March 31, 2010. All proceeds from sales and maturities of investments were equal to the par value of the securities.
     The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at March 31, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$7,019	$7,019	$—	$—
U.S. treasury bills (2)	5,032	5,032	—	—
Certificate of deposits (2)	720	—	720	—
Corporate notes and obligations (2)	7,411	—	7,411	—
U.S. government agency obligations (2)	1,003	—	1,003	—
Auction-rate securities(2),(3)	4,505	—	—	4,505
Asset associated with put option (4)	70	—	—	70
Warrants (5)	25	—	—	25
Publicly traded securities (5)	193	193	—	—

Total	$25,978	$12,244	$9,134	$4,600

(1)	Included in cash and cash equivalents on the consolidated balance sheet.

(2)	Except as indicated in (3), included in short-term investments on the consolidated balance sheet.

(3)	$898K included in long-term investments on the consolidated balance sheet.

(4)	Included in prepaid and other current assets on the consolidated balance sheet.

(5)	Included in long-term investments on the consolidated balance sheet.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2009	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$6,644	$6,644	$—	$—
U.S. treasury bills (2)	5,043	5,043	—	—
Certificate of deposits (2)	720	—	720	—
Corporate notes and obligations (2)	5,962	—	5,962	—
U.S. government agency obligations (2)	6,695	—	6,695	—
Auction-rate securities (2), (3)	4,458	—	—	4,458
Asset associated with put option (4)	102	—	—	102
Warrants (5)	25	—	—	25
Publicly traded securities (5)	225	225	—	—

Total	$29,874	$11,912	$13,377	$4,585

(1)	Included in cash and cash equivalents on the consolidated balance sheet.

(2)	Except as indicated in (3), included in short-term investments on the consolidated balance sheet.

(3)	$892K included in long-term investments on the consolidated balance sheet.

(4)	Included in prepaid and other current assets on the consolidated balance sheet.

(5)	Included in long-term investments on the consolidated balance sheet.
     The table below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

			Gain (Loss)
	Balance at		Recorded in		Balance at
	December 31,		Statement of	Unrealized	March 31,
	2009	Addition	Operations	Gain (Loss)	2010
Auction rate securities classified as trading	$3,566	$—	$41	$—	$3,607
Auction rate securities classified as available for sale	892	—	—	6	898
Asset associated with put option	102	—	(32)	—	70
Warrants	25	—	—	—	25

Total	$4,585	$—	$9	$6	$4,600

     Valuation of Investments and Put Option
     Level 1 and Level 2
     The Company’s available-for-sale securities include certificate of deposits, corporate notes and obligations, and U.S. government and agency obligations at March 31, 2010 and December 31, 2009. The Company values these securities using a pricing matrix from a reputable pricing service, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). However, the Company classifies all its available-for-sale securities, except for U.S. treasury and certain auction rated securities, as having Level 2 inputs. The Company validates the estimated fair value received from the reputable pricing service on a quarterly basis. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.
     In December 2009, the Company executed a “Subscription Agreement for Units” (“the Agreement”) with ForceLogix Technologies, Inc. (“ForceLogix”). ForceLogix is a Canada-based public company that delivers on-demand sales management process optimization solutions for sales organizations. Pursuant to the Agreement, the Company purchased 2,639,000 units of ForceLogix for an aggregate of $250,000. Each unit consists of one common share and three quarters (3/4) of one common share purchase warrant of ForceLogix. The Company owns approximately 5% of the outstanding common shares of ForceLogix as of March 31, 2010 and does not have the ability to exercise significant influence. The Company valued the investment in the common stock using observable inputs (Level 1 inputs) and the related warrants using unobservable inputs (Level 3 inputs).
     There were no transfers between Level 1 and 2 fair value hierarchy during the three months ended March 31, 2010.
     Level 3
     The Company valued its auction rate securities using unobservable inputs (Level 3). The Company utilized the income approach applying assumptions for interest rates using current market trends and an estimated term based on expectations from brokers for liquidity in the market and redemption periods agreed to by other broker-dealers. The Company also applied an adjustment for the lack of liquidity to the value determined by the income approach utilizing a put option model. As a result of the valuation assessment, the Company recorded a gain on auction rate securities classified as trading securities of $41,000 and $123,000 for the three months ended March 31, 2010 and March 31, 2009, respectively, and an unrealized gain on auction rate securities classified as available-for-sale of $6,000 and $93,000 for the three months ended March 31, 2010 and March 31, 2009, respectively.
     In connection with certain of the auction rate securities, in October 2008, one financial institution where the Company holds auction rate securities issued certain put option rights to the Company, which entitles the Company to sell its auction rate securities to the financial institution for a price equal to the par value plus any accrued and unpaid interest. These rights to sell the securities are exercisable at any time during the period from June 30, 2010 to July 2, 2012, after which the rights will expire. The Company valued its put option rights using the income approach similar to the valuation of the auction rate securities as noted above. As a result of the valuation assessment, the Company recorded a loss on the put option of $32,000 and $93,000 for the three months ended March 31, 2010 and March 31, 2009, respectively. The auction rate securities to which the put option applies were recorded as short-term investments and the asset associated with the put option was recorded as prepaid and other current assets as of March 31, 2010, as the put may be exercised beginning June 30, 2010.

     The Company valued the ForceLogix warrants using the Black-Scholes-Merton option pricing model. At March 31, 2010, the fair value of the warrants is insignificant.
6. Commitments and Contingencies
     The Company is from time to time a party to various litigation matters and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters is likely to have a material adverse effect on the Company’s future financial results.
     The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At March 31, 2010, the Company has not recorded any such liabilities. The Company believes that it has valid defenses with respect to the legal matters pending against the Company, if any, and that the probability of a loss under such matters is not probable.
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
     The following table summarizes revenues for the three months ended March 31, 2010 and 2009 by geographic areas (in thousands):

	Three Months Ended March 31,
	2010	2009
Americas	$14,538	$21,121
EMEA	1,463	4,315
Asia Pacific	160	464

	$16,161	$25,900

     Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.
     In the three months ended March 31, 2010 and 2009, no customer accounted for more than 10% of our total revenues.
8. Comprehensive Loss
     Comprehensive loss is the total of net loss, unrealized gains and losses on investments and foreign currency translation adjustments. Unrealized gains and losses on investments and foreign currency translation adjustment amounts are excluded from net loss and are reported in other comprehensive loss in the accompanying condensed consolidated financial statements.
     The following table sets forth the components of comprehensive loss for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(5,951)	$(2,810)
Other comprehensive loss:
Change in unrealized loss on investments, net	(5)	(71)
Change in cumulative translation adjustments	(85)	(2)

Comprehensive loss	$(6,041)	$(2,883)

9. Stock-based Compensation
     Expense Summary
     Under the provisions of the accounting for share-based payment, $1.4 million of stock-based compensation expense was recorded for the three months ended March 31, 2010, in the condensed consolidated statements of operations. Of the total stock-based compensation expense for the three months ended March 31, 2010, approximately $0.4 million was related to stock options, $0.1 million was related to purchases of common stock under the ESPP, $0.8 million was related to restricted stock units, and $0.1 million was related to the Actek acquisition contingent consideration considered compensatory (see Note 2 — Acquisition above for details). For the three months ended March 31, 2009, $1.0 million of stock-based compensation expense was recorded. Of the total stock-based compensation expense for the three months ended March 31, 2009, approximately $0.5 million was related to stock options, $0.1 million was related to purchases of common stock under the ESPP and $0.4 million was related to restricted stock units.
     As of March 31, 2010, there was $3.8 million, $8.1 million and $0.5 million of total unrecognized compensation expense related to stock options, restricted stock units and the ESPP, respectively. This expense related to stock options, restricted stock units and the ESPP is expected to be recognized over a weighted average period of 2.54 years, 2.31 years and 0.83 years, respectively.

     The table below sets forth the functional classification of stock-based compensation expense for the three months ended March 31, 2010 and 2009 (in thousands, except percentage data):

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Stock-based compensation:
Cost of recurring revenues	$124	$163
Cost of services revenues	241	13
Sales and marketing	271	232
Research and development	215	142
General and administrative	503	427

Total stock-based compensation	$1,354	$977

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

	Three Months Ended March 31,
	2010	2009
Stock Option Plans
Expected life (in years)	3.50	3.50
Risk-free interest rate	1.49% to 1.52%	1.20%
Volatility	67%	63%
Dividend Yield	—	—

Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.50 to 1.00
Risk-free interest rate	0.18% to 0.34%	0.46% to 0.62%
Volatility	49% to 60%	97% to 126%
Dividend Yield	—	—
10. Related-Party Transactions
     In January 2010, Callidus entered into an operating lease agreement with K.L. Properties LLC for its office space. Farley Lavett, who was appointed as Vice President of Insurance, in January 2010 in connection with the Actek acquisition, is also President of K.L. Properties LLC. The Company incurred rent expense for the office space owned by K.L. Properties of approximately $39,000 for the three months ended March 31, 2010. This lease was assumed as part of the Actek acquisition and was determined to be a below market or favorable lease as of the acquisition date (see Note 2 — Acquisition above for details).

     Subsequent to the acquisition of CT in 2008, the Company continued to purchase hosting services from Level 3 Communications, Inc. Michele Vion, who was appointed to the Company’s Board of Directors in September 2005, was the Senior Vice President, Human Resources, at Level 3 Communications through January 2010. The Company incurred no expenses for hosting services rendered by Level 3 Communications for the three months ended March 31, 2010, and expenses of approximately $27,000 for hosting services rendered by Level 3 Communications for the three months ended March 31, 2009. The Company believes this agreement represents an arm’s length transaction.
11. Subsequent Events
     In April 2010, the Company entered into a new lease agreement to relocate its headquarters to Pleasanton, California. The new location consists of 32,000 square feet of office space. This new lease replaces the existing office lease in San Jose, which will expire in the third quarter of 2010. The annual rental expense is approximately $0.7 million. The new lease expires in July 2017.
     In April 2010, the Company invested an additional $150,000 in ForceLogix in return for an additional 2,003,800 common shares. Following this purchase, the Company’s total investment in ForceLogix represents less than 10% of ForceLogix’s voting stock and Callidus cannot exercise significant influence.
     In April 2010, management approved a cost savings program to reduce the Company’s workforce. The Company expects to incur restructuring charges of $0.7 million in the second quarter of 2010 in connection with severance and termination-related costs, most of which are severance-related cash expenditures. The April 2010 cost savings program will be fully completed in the second quarter of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for 2009 and with the unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q . This section of the Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, prospects, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature. These forward-looking statements include, but are not limited to, statements concerning the following: our ability to achieve profitability, changes in and expectations with respect to our business strategy and products revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, levels of annual contract value bookings and recurring revenues, staffing and expense levels, the impact of foreign exchange rate fluctuations and the adequacy of our capital resources to fund operations and growth. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. Many of these trends and uncertainties are described in “Risk Factors” set forth in our Annual Report on Form 10-K for 2009 and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Overview of the Results for the Three Months Ended March 31, 2010
     We are the market and technology leader in Sales Performance Management (“SPM”) software solutions designed to align internal sales resources and distribution channels with corporate strategy. Our software enhances core processes in sales management, such as the structuring of sales territories, the management of sales force talent, the establishment of sales targets and the creation and execution of sales incentive plans. Using our SPM software solutions, companies can tailor these core processes to further their strategic objectives, including coordinating sales efforts with long-range strategies regarding sales and margin targets, growth initiatives, sales force talent development, territory expansion and market penetration. Our customers can also use our SPM solutions to address more tactical objectives, such as successful new product launches and effective cross-selling strategies. Leading companies worldwide in the financial services, insurance, communications, high-technology, life sciences and retail industries rely on our solutions for their sales performance management and incentive compensation needs. Our SPM solutions can be purchased and delivered as either an on-demand service or an on-premise software solution. Our on-demand service allows customers to use our software products through a web interface rather than purchase computer equipment and install our software at their locations, and we believe the benefits of this deployment method will make our on-demand offering our most popular product choice.
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

Recurring Revenue Growth and Cost Control
     During the first quarter of 2010, the impact of prior quarter Software-as-a-Service (“SaaS”) bookings continue to drive increasing recurring revenues as our recurring revenues showed growth on a year on year basis. Our recurring revenues increased in the first quarter of 2010 by 5% to $12.3 million compared to $11.7 million in the first quarter of 2009. At the same time, existing customer attrition remains low. Our retention rates for our core SaaS offering as well as our legacy on-premise customers continue to be above 90%. Recurring revenue accounted for 76% of total revenues in the first quarter of 2010 as compared to 45% in the first quarter of 2009, continuing to reflect the diminished significance of perpetual license and services in our SaaS business model. We expect recurring revenues to continue to run at approximately 70% of revenues through 2010.
     During the quarter we continued to make progress on reducing our operating expenses to better align our cost base with our new business model. Excluding stock-based compensation, amortization of acquired intangible assets and restructuring expenses, we have reduced our operating expenses by $2.4 million, or 20%, to $9.9 million for the first quarter of 2010 from $12.3 million for the first quarter of 2009. Stock-based compensation expenses increased by $0.2 million, amortization of acquired intangible assets increased by $32,000 and restructuring expenses increased by $0.6 million in the first quarter of 2010 compared to the same period in prior year.
     During the transition of our business to a recurring revenue business model, we reported changes to our Net Annual Contract Value generated from the sales of our on-demand and time-based term license offerings. As our business model was transforming, we felt this was a useful metric for understanding the progress we were making in the transition of our business. While this metric was helpful in understanding the growth of our contracted recurring revenue business, it was not a good predictor of short term results given the variability in revenue recognition dictated by the terms of our customer agreements. Now that we have completed the transition and recurring revenues account for 70% or more of total revenues, we will no longer disclose this metric, as we believe the GAAP measured recurring revenue is a more reliable indicator of the operating results of the business.
Perpetual License and Service Business
     As a result of our transition toward a recurring revenue business, our services and perpetual license revenues declined as expected. This shift in revenue mix from license revenue to recurring revenue has reduced our services revenues, as the average implementation time for an on-demand arrangement is significantly less than for an on-premise arrangement. The decrease in service revenues was also driven by the fact that a number of customers who signed agreements in prior quarters delayed the start of their implementation projects to future quarters, which negatively impacted both service revenues and gross margin. Services revenue decreased by $7.6 million, or 67%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. License revenue decreased by $2.8 million, or 92%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. We do not expect services and license to materially increase as percentage of our total revenues in future periods.
Acquisition of Actek
     On January 1, 2010, we completed the 100% acquisition of Actek, Inc. Actek delivers commission and incentive compensation software solutions to automate the process of calculating and managing complex commission, incentive and bonus payment arrangements. The acquisition expanded our product offering to commissions and compliance software for complex selling environments for the insurance and financial services industries. Under the terms of the agreement, the Company paid Actek’s sole stockholder $2.1 million in a combination of cash and stock and assumed debt of $0.9 million. In addition, the Company may pay up to approximately $1.2 million in the future in the form of cash, restricted stock units and stock options, depending on the achievement of specified operational milestones on January 1, 2011. In connection with the acquisition, we recorded intangible assets of $1.5 million, which will be amortized to cost and operating expenses over their useful lives of four to twelve years, except for the tradename which has an indefinite life, and $2.5 million of goodwill, which will not be amortized. Goodwill and the tradename will be tested for impairment at least annually.

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
     Historically, a substantial portion of our revenues has been derived from sales of our products and services to customers in the financial and insurance industries. Consolidations and business failures in these industries could result in substantially reduced demand for our products and services. In addition, future disruptions in these industries and international financial crisis may cause potential customers to defer or cancel future purchases of our products and services as they seek to conserve resources in the face of economic turmoil and the drastically reduced availability of capital in the equity and debt markets. Any of these developments, or the combination of these developments, may materially and adversely affect our revenues, operating results and financial condition in future periods.
     We remain committed to achieving our Non-GAAP profitability goal in the second half of this year. Non-GAAP operating results exclude stock-based compensation, amortization of acquired intangible assets and restructuring expenses. We have already begun executing on a number of our key operating objectives that are critical to this effort. Firstly, we must continue to drive recurring revenue growth by adding new customers and retaining existing customers. Secondly, in February 2010 in an effort to streamline our cost base to better align with our recurring revenue model, we reorganized our engineering department to expand our use of offshore third-party technical services and support and at the same time took other significant actions to reduce costs. Thirdly, in April 2010 we executed the lease for our new Pleasanton headquarters which will yield substantial savings starting Q3 2010. Finally, we have a plan in place to address the health of our services business which includes new executive leadership, a reduction in capacity that is commensurate with our current revenue expectations and additional sales incentives to drive additional service engagements. While we have continued to make progress towards these objectives, many of these factors are wholly or partially beyond our control. If these steps prove insufficient or ineffective or result in unanticipated disruption to our business, our ability to achieve or sustain profitability may be materially impaired.
     In addition to these risks, our future operating performance is subject to the risks and uncertainties described in Item 1A — “Risk Factors” of Part II of this quarterly report on Form 10-Q and Item 1A — “Risk Factors” of Part I, in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.
Application of Critical Accounting Policies and Use of Estimates
     The discussion and analysis of our financial condition and results of operations which follows is based upon our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires our management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosure regarding these items. We base our assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with our Audit Committee of the Board of Directors.

     We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts and service remediation reserve, stock-based compensation, goodwill impairment, long-lived asset impairment and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. It is also noted that we noted no indications of impairment of goodwill in our reporting unit as of March 31, 2010.
     There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2010 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Recent Accounting Pronouncements
     In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have VSOE of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods beginning after June 15, 2010, however early adoption is permitted. The Company is currently evaluating the impact of adopting these new standards on our consolidated financial position, results of operations and cash flows, including possible early adoption.
     In March 2010, the FASB’s Emerging Issues Task Force (“EITF”) reached the final consensus to apply the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. The scope of this final consensus is limited to transactions involving research or development if the milestone payment is to be recognized in its entirety in the period the milestone is achieved. Entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. Pending ratification by the FASB, the final consensus would be effective for interim and annual periods beginning on or after June 15, 2010 with early adoption permitted. The Company is currently evaluating the impact of adopting this new standard on our consolidated financial position, results of operations and cash flows, including possible early adoption.
     See Note 1 of our Notes to Condensed Consolidated Financial Statements for information regarding the effect of newly adopted accounting pronouncements on our financial statements.

Results of Operations
Comparison of the Three Months Ended March 31, 2010 and 2009
Revenues, cost of revenues and gross profit
     The table below sets forth the changes in revenues, cost of revenues and gross profit for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 (in thousands, except for percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Total	March 31,	of Total	Increase	Year over
	2010	Revenues	2009	Revenues	(Decrease)	Year
Revenues:
Recurring	$12,287	76%	$11,697	45%	$590	5%
Services	3,645	23%	11,202	43%	(7,557)	(67)%
License	229	1%	3,001	12%	(2,772)	(92)%

Total revenues	$16,161	100%	$25,900	100%	$(9,739)	(38)%

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Related	March 31,	of Related	Increase	Year over
	2010	Revenues	2009	Revenues	(Decrease)	Year
Cost of revenues:
Recurring	$6,414	52%	$5,785	49%	$629	11%
Services	4,412	121%	9,309	83%	(4,897)	(53)%
License	110	48%	191	6%	(81)	(42)%

Total cost of revenues	$10,936		$15,285		$(4,349)

Gross profit:
Recurring	$5,873	48%	$5,912	51%	$(39)	(1)%
Services	(767)	(21)%	1,893	17%	(2,660)	(141)%
License	119	52%	2,810	94%	(2,691)	(96)%

Total gross profit	$5,225	32%	$10,615	41%	$(5,390)	(51)%

Revenues
     Recurring Revenues. Recurring revenues, consisting of on-demand arrangements and maintenance revenues for both perpetual license and time-based on-premise arrangements, increased by $0.6 million, or 5%, in the three months ended March 31, 2010 compared to the same period last year. The increases were primarily due to the growth in our on-demand subscription revenues and our maintenance revenues for the time-based on-premise arrangements, which together were up 13% compared to the three months ended March 31, 2009. Support revenues for maintenance services associated with our perpetual license decreased by $0.5 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was partially offset by $0.2 million maintenance revenues generated by Actek acquired in January 2010. The overall decrease in support revenues associated with perpetual license of $0.3 million was primarily a result of a number of on-premise customers converting to our on-demand service and decreased perpetual license sales to new customers.

     Services Revenues. Services revenues decreased by $7.6 million, or 67%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease in services revenues was primarily driven by the fact that a number of customers who signed agreements in prior quarters delayed the start of their implementation projects to future quarters, which negatively impacted both service revenues and gross margin. The decrease from prior year was also expected as we transition to shorter and less expensive on-demand implementations. In the near term, we expect service revenues to remain stable.
     License Revenues. Perpetual license revenues decreased as expected by $2.8 million, or 92%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was primarily attributable to our transition from a perpetual license business to a recurring revenue SaaS-oriented company. As a result, our perpetual license business continues to diminish in importance and we do not expect perpetual license revenue to return to historical levels.
Cost of Revenues and Gross Margin
     Cost of Recurring Revenues. Cost of recurring revenues increased by $0.6 million, or 11%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase was primarily due to a combination of increased amortization of intangible assets resulting from higher cost of third-party technology used in our products and the allocation of a relatively greater portion of such amortization expense to the cost of recurring revenues as such revenues comprise a greater portion of total revenues of $0.7 million. The increase also reflected increased infrastructure cost of fulfilling a higher level of customer orders resulting from the increase in on-demand subscription revenue of $0.3 million. The increase was partially offset by a decrease in personnel cost of $0.3 million as a result of headcount reduction. The costs associated with supporting our on-demand offering are generally higher than the cost of maintenance related to our on-premise customers, as we are responsible for the full operation of the software that the customer has contracted for in our hosting facility.
     Cost of Services Revenues. Cost of services revenues decreased by $4.9 million, or 53%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was attributable to the decrease in related services revenues as discussed above.
     Cost of License Revenues. Cost of license revenues decreased by $0.1 million, or 42% in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was primarily the result of our transition to a recurring revenue business. As a result of the transition, we have allocated to the cost of license revenues a lower portion of the amortization expense for intangible assets comprised of third-party technology used in our products.
     Gross Margin. Our overall gross margin decreased to 32% in the three months ended March 31, 2010 from 41% in the three months ended March 31, 2009. This was primarily due to the decrease in service gross margin as a result of lower than planned utilization and a decrease in our average billing rate. The decrease was also a result of our business model shifting to on-demand from perpetual license sales, which historically has had a higher margin.
     Our recurring revenue gross margin declined from 51% in the first quarter of 2009 to 48% in the first quarter of 2010. The decreases were primarily due to the additional costs, including the amortization expense for intangible assets comprised of third party technology used in our products and infrastructure costs, as discussed above. Due to the revenue recognition rules that require us to defer revenue on certain on-demand contracts until the customer “goes live”, we often experience an increase in on-demand infrastructure costs associated with new customers that is not immediately offset by corresponding revenues, resulting in negative impact on recurring revenue margin. We expect our overall recurring revenue margin to fluctuate, but trend upwards in future periods as we realize the benefit of our recent cost cutting actions as well as anticipated efficiencies over the longer term.
     Services gross margin decreased from 17% in the first quarter of 2009 to negative 21% in the first quarter of 2010. The decrease reflects lower than planned utilization resulting from the delayed projects and a decrease in our average billing rate. We have seen more competition in recent quarters from other system implementers utilizing more offshore consulting resources driving down the average billing rate. Over the longer term, we expect to see margin improvement as we drive higher revenues and leverage cheaper third party consulting resources. While we expect improvement in our services margin we do not expect it to return to the level it was under our old perpetual license business model.

     License gross margin decreased from 94% in the first quarter of 2009 to 52% in the first quarter of 2010. The decrease in license gross margin reflects the lower license revenue offset against the fixed cost of license including the amortization expense for intangible assets allocated to license sales.
Operating Expenses
     The table below sets forth the changes in operating expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 (in thousands, except percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Total	March 31,	of Total	Increase	Year over
	2010	Revenues	2009	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$4,645	29%	$5,862	23%	$(1,217)	(21)%
Research and development	3,138	19%	3,801	15%	(663)	(17)%
General and administrative	3,232	20%	3,567	14%	(335)	(9)%
Restructuring	719	4%	166	1%	553	333%

Total operating expenses	$11,734	73%	$13,396	52%	$(1,662)	(12)%

     Sales and Marketing. Sales and marketing expenses decreased $1.2 million, or 21%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was primarily due to a $0.6 million decrease in payroll expenses as a result of reductions in headcount and a $0.5 million decrease in sales commissions as a result of reductions in revenues, partially offset by a $0.1 million increase in sales and marketing expenses related to the newly acquired Actek entity.
     Research and Development. Research and development expenses decreased $0.7 million, or 17%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was primarily due to a $0.9 million decrease in personnel costs as a result of reductions in headcount, partially offset by a $0.3 million increase in research and development expenses related to the newly acquired Actek entity.
     General and Administrative. General and administrative expenses decreased $0.3 million, or 9%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was primarily due to a $0.3 million decrease in personnel costs and a $0.1 million decrease in professional fees, partially offset by a $0.2 million increase in general and administrative expenses related to the newly acquired Actek entity. The decrease of personnel costs of $0.3 million was primarily due to no bonus payout during the three months ended March 31, 2010.
     Restructuring. Restructuring charges were $0.7 million in the first quarter of 2010, compared to $0.2 million in the first quarter of 2009. These charges are mainly related to severance and termination-related costs, most of which were severance-related cash expenditures. The headcount reduction of approximately 35 employees during the first quarter of 2010 mainly affected the engineering department, the cost of which is recorded in the research and development expenses. The cost savings program in the first quarter of 2010 was substantially completed as of March 31, 2010.
Stock-Based Compensation
     The following table sets forth a summary of our stock-based compensation expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	March 31,	March 31,	Increase	Year over
	2010	2009	(Decrease)	Year
Stock-based compensation:
Cost of recurring revenues	$124	$163	$(39)	(24)%
Cost of services revenues	241	13	228	1,754%
Sales and marketing	271	232	39	17%
Research and development	215	142	73	51%
General and administrative	503	427	76	18%

Total stock-based compensation	$1,354	$977	$377	39%

     Total stock-based compensation expenses increased $0.4 million, or 39%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The overall increases were primarily attributable to the allocated expense associated with a greater number of restricted stock units granted and vested in the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009. The increase is also attributable to the amortized expense of Actek acquisition contingent consideration that is considered compensatory (see Note 2 — Acquisition above for details).
Other Items
     The table below sets forth the changes in other items for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	March 31,	March 31,	Increase	Year over
	2010	2009	(Decrease)	Year
Interest and other income	$7	$29	$(22)	(76)%

Provision (benefit) for income taxes	$(551)	$58	$(609)	(1,050)%

     Interest and Other Income
     Interest and other income decreased $22,000, or 76%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was primarily attributable to the loss on foreign currency transactions as a result of a weaker US dollar.
     Provision (benefit) for Income Taxes
     Benefit from income taxes was $551,000 in the three months ended March 31, 2010 compared to provision for income taxes of $58,000 in the three months ended March 31, 2009. The tax benefit was mainly due to the recognition of deferred tax liabilities related to the intangible assets acquired from Actek and the associated release of a valuation allowance on the Company’s deferred tax assets of $614,000 in the first quarter of 2010, partially offset by $63,000 provision for income taxes in the three months ended March 31, 2010. The provisions for the three months ended March 31, 2010 and 2009 were primarily due to foreign withholding taxes and income taxes related to our foreign operations.

Liquidity and Capital Resources
     As of March 31, 2010, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $29.1 million and accounts receivable of $15.6 million.
     The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$(1,915)	$(2,190)
Investing activities	1,981	(11,498)
Financing activities	(212)	(11)
     Net Cash Used In Operating Activities. Net cash used in operating activities decreased $0.3 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease in use of cash was primarily attributable to a $6.4 million decrease in payroll-related costs as a result of decrease in headcount, a 1.2 million decrease in professional service costs and a $0.6 million decrease in employee reimbursable expenses. These decreases were partially offset by a decrease of $7.9 million in cash collections resulting from the decrease in revenues.
     Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $2.0 million for the three months ended March 31, 2010 compared to net cash used in investing activities of $11.5 million for the three months ended March 31, 2009. Net cash provided by investing activities during the three months ended March 31, 2010 was attributable to proceeds from maturities and sales of investments of $6.7 million, partially offset by purchases of marketable investments of $2.5 million, payment made for the Actek acquisition of $1.6 million, purchases of property and equipment of $0.4 million, and payments made to acquire certain intangible assets of $0.2 million. Net cash used in investing activities during the three months ended March 31, 2009 was due to purchases of investments of $10.8 million, purchases of property and equipment of $0.6 million and purchases of intangible assets of $0.1 million.
     Net Cash Used in Financing Activities. Net cash used in financing activities was $0.2 million for the three months ended March 31, 2010 compared to net cash used in financing activities of $11,000 for the three months ended March 31, 2009. Net cash used in financing activities during the three months ended March 31, 2010 was due to repayment of $0.9 million debt assumed through the Actek acquisition, and cash used to repurchase common stock from employees for payment of taxes on vesting of restricted stock units of $0.1 million, partially offset by cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $0.8 million. Net cash used in financing activities during the three months ended March 31, 2009 was due to cash paid for repurchases of stock of $0.7 million and cash used to repurchase common stock from employees for payment of taxes on vesting of restricted stock units of $0.3 million, partially offset by cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $1.0 million.
Auction Rate Securities
     See Note 5 — Financial Instruments of our notes to condensed consolidated financial statements for information regarding our auction rate securities.

Contractual Obligations and Commitments
     The following table summarizes our contractual cash obligations (in thousands) at March 31, 2010. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the table. In addition, to the extent that payments for unconditional purchase commitments for goods and services are based, in part, on volume or type of services required by us, we included only the minimum volume or purchase commitment in the table below.

	Payments due by Period
		Remaining					2015
Contractual Obligations	Total	2010	2011	2012	2013	2014	and beyond
Operating lease commitments	$3,822	$1,549	$1,141	$472	$279	$166	$215

Unconditional purchase commitments	$942	$510	$330	$102	$—	$—	$—

     For our New York, New York and San Jose, California offices, we had two certificates of deposit totaling approximately $232,000 as of March 31, 2010 and December 31, 2009, pledged as collateral to secure letters of credit required by our landlords for security deposits.
     In April 2010, we entered into a new lease agreement to relocate its headquarters to Pleasanton, California. The new location consists of 32,000 square feet of office space. This new lease replaces the existing office lease in San Jose, which will expire in the third quarter of 2010. The annual rental expense is approximately $0.7 million, which is not included in the table above. Compared with the existing annual rental expense of $1.8 million related to the San Jose lease, the new Pleasanton lease will decrease our annual rental expense by $1.1 million. The new lease expires in July 2017.
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
     Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is also a result of fluctuations in interest rates and foreign exchange rates. See Note 5 — Financial Instruments of our notes to condensed consolidated financial statements for information regarding our auction rate securities.
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

     Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At March 31, 2010, the average maturity of our investments was approximately 8 months, and all investment securities other than auction rate securities had maturities of less than 24 months. The following table presents certain information about our financial instruments except for auction rate securities at March 31, 2010 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity		Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sale securities	$10,680	$3,469	$14,149	$14,166
Weighted average interest rate	0.52%	1.36%
     Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of March 31, 2010, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to interest rate risk related to debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest rate risk.
     Foreign Currency Exchange Risk. Our revenues and our expenses, except those related to our non-United States operations, are generally denominated in United States dollars. For the three months ended March 31, 2010 approximately 7.7% of our total revenues were denominated in foreign currency. At March 31, 2010, approximately 12.6% of our total accounts receivable was denominated in foreign currency. Our exchange risks and foreign exchange losses have been minimal to date. The overall decrease in revenue for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was partially offset by a $0.1 million favorable effect due to currency exchange rate fluctuations. We expect to continue to transact a majority of our business in U.S. dollars.
     Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency transactions. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.
     As of March 31, 2010, we had an aggregate of $0.6 million (notional amount) of outstanding short-term foreign currency forward exchange contracts related to customer payments denominated in Mexican Pesos (MXN).
     We had $25,000 of loss related to the forward exchange contract in the three months ended March 31, 2010. This contract will be settled on June 30, 2010. We do not anticipate any material adverse effect on our financial condition, results of operations or cash flows resulting from the use of this instrument in the immediate future. However, we cannot provide any assurance that our foreign exchange rate contract investment strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally, we hedge only a portion of our foreign currency exchange exposure. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, results of operations or cash flows.

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

     In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     We are from time to time a party to various litigation matters incidental to the conduct of our business, none of which, at the present time, is likely to have a material adverse effect on our future financial results.

Item 1A.	Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Factors That Could Affect Future Results
     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the factors discussed below and in our Annual Report on Form 10-K for 2009, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
RISKS RELATED TO OUR BUSINESS
We cannot accurately predict customer subscription and maintenance renewal rates and the impact these renewal rates will have on our future revenues or operating results.
     Our customers have no obligation to renew their subscriptions for our on-demand service, term licenses or maintenance support for term or perpetual license transactions after the expiration of their initial subscription or maintenance period, which is typically 12 to 24 months, and some customers have elected not to renew. In addition, our customers may renew for fewer payees or renew for shorter contract lengths. In addition, we recently began to offer a pay-as-you-go model, whereby customers can pay for our on-demand service on a monthly basis without a long-term commitment. To the extent this new model gains acceptance, the rate of customer non-renewals may increase and thereby increase the potential risk to our recurring revenue from greater than anticipated customer cancellations during any reporting period. Accordingly, we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their reduced spending levels, their decision to do more of the work themselves internally, or dissatisfaction with our service. If our customers do not renew their subscriptions for our on-demand services or maintenance support, our revenue will decline and our business will suffer.

Item 6.	Exhibits
(a) Exhibits

Exhibit
Number	Description

10.25	Office Lease Agreement between 6200 Stoneridge Mall Road Investors LLC and Callidus Software Inc. dated March 30, 2010

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2010.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer, Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

Exhibit
Number	Description

10.25	Office Lease Agreement between 6200 Stoneridge Mall Road Investors LLC and Callidus Software Inc. dated March 30, 2010

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act