Form 10-Q
period 2010-06-30
CALLIDUS SOFTWARE INC
filed 2010-08-09
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Callidus Software Inc.
6200 Stoneridge Mall Road, Suite 500
Pleasanton, California 94588
(Address of principal executive offices, including zip code)
(925) 251-2200
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 31,363,044 shares of the registrant’s common stock, par value $0.001, outstanding on July 30, 2010, the latest practicable date prior to the filing of this report.

© 1998-2010 Callidus Software Inc. All rights reserved. Callidus Software, the Callidus Software logo and TrueComp Manager are trademarks, servicemarks or registered trademarks of Callidus Software Inc. in the United States and other countries. All other brand, service or product names are trademarks or registered trademarks of their respective companies or owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	June 30,	December 31,
	2010	2009
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,456	$11,565
Short-term investments	16,181	21,985
Accounts receivable, net of allowances of $337 in 2010 and $563 in 2009	14,319	12,715
Deferred income taxes	170	170
Prepaid and other current assets	4,560	3,872

Total current assets	47,686	50,307
Long-term investments	1,102	1,142
Property and equipment, net	5,623	4,355
Goodwill	8,054	5,528
Intangible assets, net	5,256	2,993
Deferred income taxes, noncurrent	1,255	1,255
Deposits and other assets	1,975	679

Total assets	$70,951	$66,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,430	$3,407
Accrued payroll and related expenses	3,468	3,929
Accrued expenses	7,578	3,219
Deferred income taxes	1,229	1,229
Deferred revenue	24,841	21,440
Capital lease obligations, short-term	130	—

Total current liabilities	39,676	33,224
Long-term deferred revenue	4,406	668
Other liabilities	761	1,136
Capital lease obligations, long-term	386	—

Total liabilities	45,229	35,028

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 31,363 and 30,561 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	31	30
Additional paid-in capital	216,578	212,435
Deferred Compensation	203	—
Accumulated other comprehensive income	87	244
Accumulated deficit	(191,177)	(181,478)

Total stockholders’ equity	25,722	31,231

Total liabilities and stockholders’ equity	$70,951	$66,259

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Unaudited)
Revenues:
Recurring	$13,265	$11,802	$25,551	$23,499
Services	3,488	9,407	7,134	20,609
License	387	1,161	616	4,162

Total revenues	17,140	22,370	33,301	48,270
Cost of revenues:
Recurring	6,120	5,416	12,535	11,201
Services	4,045	7,671	8,457	16,980
License	87	251	197	442

Total cost of revenues	10,252	13,338	21,189	28,623

Gross profit	6,888	9,032	12,112	19,647

Operating expenses:
Sales and marketing	3,993	5,444	8,638	11,306
Research and development	2,427	3,673	5,564	7,474
General and administrative	3,627	2,683	6,859	6,250
Restructuring	451	639	1,170	805

Total operating expenses	10,498	12,439	22,231	25,835

Operating loss	(3,610)	(3,407)	(10,119)	(6,188)
Interest and other income (expense), net	(100)	161	(94)	190

Loss before provision (benefit) for income taxes	(3,710)	(3,246)	(10,213)	(5,998)
Provision (benefit) for income taxes	38	88	(514)	146

Net loss	$(3,748)	$(3,334)	$(9,699)	$(6,144)

Net loss per share — basic and diluted
Net loss per share	$(0.12)	$(0.11)	$(0.31)	$(0.21)

Shares used in basic and diluted per share computation	31,284	29,942	31,125	29,747

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(9,699)	$(6,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	1,095	1,436
Amortization of intangible assets	1,271	848
Provision for doubtful accounts and service remediation reserves	(167)	(46)
Stock-based compensation	3,051	2,212
Stock-based compensation related to acquisition contingent consideration	203	—
Revaluation of acquisition contingent consideration	41	—
Release of valuation allowance	(614)	—
Net amortization on investments	104	15
Put option loss	52	306
Gain on investments classified as trading securities	(118)	(373)
Changes in operating assets and liabilities:
Accounts receivable	(421)	7,704
Prepaid and other current assets	(748)	935
Other assets	(702)	189
Accounts payable	(945)	234
Accrued expenses	1,348	(2,270)
Accrued payroll and related expenses	(446)	(1,814)
Accrued restructuring	(117)	(488)
Deferred revenue	7,008	(2,442)
Deferred income taxes	89	72

Net cash provided by operating activities	285	374

Cash flows from investing activities:
Purchases of investments	(6,703)	(13,260)
Proceeds from maturities and sale of investments	12,504	3,450
Purchases of property and equipment	(760)	(1,147)
Purchases of intangible assets	(1,554)	(506)
Acquisition, net of cash acquired	(1,922)	(14)
Change in restricted cash	(600)	202

Net cash provided by (used in) investing activities	965	(11,275)

Cash flows from financing activities:
Net proceeds from issuance of common stock	854	990
Repurchases of stock	—	(742)
Repurchase of common stock from employees for payment of taxes on	(220)	(319)
vesting of restricted stock units
Repayment of debt assumed through acquisition	(899)	—

Net cash used in financing activities	(265)	(71)

Effect of exchange rates on cash and cash equivalents	(94)	83

Net increase (decrease) in cash and cash equivalents	891	(10,889)
Cash and cash equivalents at beginning of period	11,565	35,390

Cash and cash equivalents at end of period	$12,456	$24,501

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of June 30, 2010 and the three and six months ended June 30, 2010 and 2009 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Principles of Consolidation
     The condensed consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the “Company”), which include wholly owned subsidiaries in Australia, Canada, Germany, Hong Kong, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated upon consolidation.
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
     Historically, a substantial portion of the Company’s revenues have been derived from sales of its products and services to customers in the financial and insurance industries. The substantial disruptions in these industries under the current economy may result in these customers deferring or cancelling future planned expenditures on the Company’s products and services. The Company is also subject to fluctuations in sales for the TrueComp product. Continued macroeconomic weakness may keep potential customers from purchasing or renewing the Company’s products.
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
     Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and the dispersion of such customer base across different geographic locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of June 30, 2010 and December 31, 2009, the Company had no customers comprising greater than 10% of net accounts receivable.
     Restricted Cash
     Included in prepaid and other current assets and deposits and other assets in the consolidated balance sheets at June 30, 2010 and December 31, 2009 is restricted cash totaling $832,000 and $232,000, respectively, related to security deposits on leased facilities for the Company’s New York, New York, San Jose, California and Pleasanton, California offices. The restricted cash represents investments in certificates of deposit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in prepaid and other current assets and deposits and other assets based on the contractual term for the release of the restriction.
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
     Delivery. In on-demand arrangements, the Company considers delivery to have occurred as the service is provided to the customer, and they have access to the hosting environment. In both perpetual and time-based term licensing arrangements, the Company considers delivery to have occurred when the customer either (a) takes possession of the software via a download (i.e., when the customer takes possession of the electronic data on its hardware) or (b) has been provided with access codes that allow the customer to take immediate possession of the software on its hardware pursuant to an agreement or purchase order for the software. The Company’s typical end-user license agreement does not include customer acceptance provisions.

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
     Recurring Revenue
     Recurring revenues include on-demand revenues, time-based term license revenues and maintenance revenues. On-demand revenues are principally derived from technical operation fees earned through the Company’s services offering of the on-demand TrueComp suite, as well as revenues generated from business operations services. Time-based term license revenues are derived from fees earned through the licensing of the Company’s software bundled with maintenance for a specified period of time. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s licensed software. Customers that own perpetual licenses can receive the benefits of upgrades, updates and support from either subscribing to the Company’s on-demand services or purchasing maintenance services.
     On-Demand Revenue. In arrangements where the Company provides its software applications as a service, the Company has considered accounting guidance for arrangements that include the right to use software stored on another entity’s hardware and non-software deliverables in an arrangement containing more-than-incidental software, and has concluded that these transactions are considered service arrangements and fall outside of the scope of software revenue recognition guidance. Accordingly, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and accounting guidance for revenue arrangements with multiple deliverables. Customers will typically prepay for the Company’s on-demand services, which amounts the Company defers and recognizes ratably over the non-cancelable term of the customer contract. In addition to the on-demand services, these arrangements may also include implementation and configuration services, which are billed on a time-and-materials basis. In determining whether the consulting services can be accounted for separately from on-demand revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors; whether objective and reliable evidence of fair value exists for the undelivered elements; the nature of the consulting services; the timing of when the consulting contract is signed in comparison to the on-demand service contract; and the contractual dependence of the consulting work on the on-demand service.
     For all of the arrangements where the elements qualify for separate units of accounting, the on-demand revenues are recognized ratably over the non-cancelable contract term, which is typically 12 to 24 months, beginning on the date the on-demand services begin to be performed. Implementation and configuration services, when sold with the on-demand offering, are recognized as the services are rendered for time-and-materials contracts. The majority of the Company’s implementation and configuration services for on-demand arrangements are accounted for in this manner. If implementation and configuration services associated with an on-demand arrangement do not qualify as a separate unit of accounting, the Company will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the on-demand contract once the implementation is complete. For arrangements with multiple deliverables, the Company allocates the total contractual arrangement to the separate units of accounting based on their relative fair values, as determined by the fair value of the undelivered and delivered items.

     In addition, the Company will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. The deferred costs on the Company’s condensed consolidated balance sheets for these consulting arrangements totaled $2.4 million and $1.8 million at June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010 and December 31, 2009, $1.5 million and $1.4 million, respectively, of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the condensed consolidated balance sheets.
     Included in the deferred costs for on-demand arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand offering was $1.3 million and $1.0 million at June 30, 2010 and December 31, 2009, respectively.
     Time-Based Term License. The Company offers on-premise licenses of its software as a time-based term license arrangement. Such arrangements typically include an initial fee, which covers the time-based term license for a specified period and the maintenance and support for the first year of the arrangement. If a customer wishes to receive maintenance after the first year, then the customer must pay the maintenance fee for each year it wishes to receive maintenance.
     For a Single-Year Time-based Term License that is sold with multiple elements, the entire arrangement fee is recognized ratably. In these arrangements, both the time-based term licenses and the maintenance agreements have durations of one year; therefore, the fair value of the bundled maintenance services is not reliably measured by reference to a maintenance renewal rate. In these situations, the Company will defer all revenue until either the services or the maintenance is the only undelivered element. If the maintenance term expires before the services are completed, the entire arrangement fee would be recognized ratably over the remaining period during which the services are completed (beginning upon expiration of the maintenance term). If services are completed before the maintenance term expires, the entire fee will be recognized ratably over the remaining maintenance period. In these arrangements, the Company will defer all direct costs of the implementation and configuration services, and amortize those costs over the same time period as the related revenue is recognized. Sales commissions and partner fees attributable to the sale of Time-based Term Licenses are deferred and amortized over the same period as the related revenue is recognized.
     Multi-Year Time-based Term License arrangements often include multiple elements (e.g., software technology, maintenance, training, consulting and other services). The Company allocates revenue to each element of the arrangement based on vendor-specific objective evidence (“VSOE”) of each element’s fair value when the Company can demonstrate that sufficient evidence exists of the fair value for the undelivered elements. The fair value of each element in multiple element arrangements is determined based on either (i) in the case of maintenance, providing the customer with the ability during the term of the arrangement to renew maintenance at a substantive renewal rate, or (ii) selling the element on a stand-alone basis.
     In Multi-Year Time-based Term License arrangements that include multiple elements and for which fair value of VSOE cannot be established for the undelivered elements, the entire arrangement fee is recognized ratably upon completion of professional services, if any.
     Similar to certain on-demand arrangements as described above, the Company will defer the direct costs, and amortize those costs over the same time period as the related revenue is recognized. The deferred costs on the Company’s condensed consolidated balance sheets for these arrangements totaled $0.4 million and $0.1 million at June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, $0.1 million of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the condensed consolidated balance sheets. As of December 31, 2009, no amounts of the deferred costs are included in deposits and other assets in the condensed consolidated balance sheets. The deferred costs mainly represent commission payments to the Company’s direct sales force for time-based term license arrangements, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements.

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
     Services Revenue
     Professional Service Revenue. Professional service revenues primarily consist of integration services related to the installation and configuration of the Company’s products as well as training. The Company’s installation and configuration services do not involve customization to, or development of, the underlying software code. Generally, the Company’s professional services arrangements are on a time-and-materials basis. Reimbursements, including those related to travel and out-of-pocket expenses, are included in services revenues, and an equivalent amount of reimbursable expenses is included in cost of services revenues. For professional service arrangements with a fixed fee, the Company recognizes revenue utilizing the proportional performance method of accounting. The Company estimates the proportional performance on fixed-fee services contracts on a monthly basis, if possible, utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. To the extent the Company enters into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.
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

     Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, the release of restricted stock and purchases of employee stock purchase plan (“ESPP”) shares to the extent these shares are dilutive. For the three and six months ended June 30, 2010 and 2009, the diluted net loss per share calculation was the same as the basic net loss per share calculation, as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Restricted stock	2,115	1,066	1,765	1,096
Stock options	6,507	6,646	6,543	6,660
ESPP	142	302	123	265

Totals	8,764	8,014	8,431	8,021

     The weighted-average exercise price of stock options excluded from weighted average common shares during the three and six months ended June 30, 2010 was $4.47 and $4.54 per share, respectively, as compared to the weighted average exercise price of stock options excluded from weighted average common shares during the three and six months ended June 30, 2009 of $4.83 and $4.84 per share, respectively.
     Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on improving disclosures about fair value measurements to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2 and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 5 below. We adopted the new disclosure requirements and clarifications of existing disclosures in the first quarter of 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption has no impact on the Company’s condensed consolidated financial statements for the three or six months ended June 30, 2010.
2. Acquisition
     On January 1, 2010, the Company entered into a Stock Purchase Agreement for the purchase of all of the issued and outstanding shares of common stock of Actek, Inc. Actek delivers commission and incentive compensation software solutions to automate the process of calculating and managing complex commission, incentive and bonus pay arrangements. The acquisition expanded the Company’s product offerings to include commissions and compliance software for complex selling environments for the insurance and financial services industries.
     The acquisition has been accounted for under the FASB’s accounting standard for business combinations, which the Company adopted as of the beginning of fiscal 2009. Assets acquired and liabilities assumed were recorded at their estimated fair values as of January 1, 2010. The Company has included the financial results of Actek in its condensed consolidated financial statements from the date of acquisition. For the three and six months ended June 30, 2010, Actek contributed $0.6 million and $1.4 million, respectively, to the Company’s total revenues. During the three and six months ended June 30, 2010, the net loss produced by Actek was insignificant to the Company’s net operating results. The acquisition was not material to the Company’s condensed consolidated financial statements.
     The following table summarizes the aggregate purchase price consideration paid for Actek as of the date of acquisition (in thousands):

Closing Cash Payment	$1,651
Closing Stock Issuance — Common Stock and Additional Paid-in Capital	453
Fair value of liability-classified contingent consideration	517
Additional purchase price for net working capital adjustment	270

Fair value of total consideration transferred	$2,891

     On January 1, 2010, upon the closing of the acquisition, the Company paid Actek’s sole stockholder $2.1 million in a combination of cash and common stock. The fair value of the common stock issued as part of the consideration paid for Actek was determined on the basis of the closing market price of the Company’s common stock on the acquisition date.
     As part of the acquisition, the Company also agreed to pay additional consideration contingent on Actek retaining 90% of its recurring revenue during the one-year period following the acquisition (the “Milestone”). The Milestone payment consists of three components: (i) $600,000 in cash (the “Cash”); (ii) 100,000 shares of the Company’s common stock in the form of a restricted stock unit (the “RSU”); and (iii) 200,000 shares of the Company’s common stock in the form of a non-qualified stock option (the “Option”). The RSU and the Option were awarded and granted, respectively, after the acquisition on the last trading day of January 2010. The Cash will be paid if Actek has retained 90% of its recurring revenue in the first year subsequent to the acquisition date, and the RSU and Option shall each vest in full, if the Company’s board of directors determines after the one-year anniversary of the acquisition that: i) the former sole stockholder of Actek is still employed with the Company on the first anniversary of the acquisition or was earlier terminated by the Company other than for cause and has signed an acceptable full release of claims and ii) Actek has retained 90% of its recurring revenue.
     The fair value of the contingent consideration arrangement was probability-weighted to reflect the likelihood that the Milestone will be achieved at the valuation date. Because the vesting of the RSU and Option are subject to the continued employment of Actek’s sole stockholder, these contingent payments are considered compensatory and thus not part of the purchase price. The fair value of the contingent consideration associated with the RSU and Option of $0.5 million is recorded as stock-based compensation in general and administrative expenses over the service period of one year, while the cash contingent consideration is included in the total purchase price, and will be paid upon the achievement of the related contingencies. The RSU and Option compensation is classified as equity, and will not be remeasured after the acquisition date. The cash contingent consideration is classified as a liability. Subsequent changes in fair value for liability-classified contingent consideration are recognized in earnings and not as an adjustment to the purchase price.
     As of June 30, 2010, the amount recognized for the contingent consideration arrangement, the range of outcomes and the assumptions used to develop the estimates have not materially changed. The possibility of achieving the Milestone slightly increased, resulting in an increase in the fair value of cash contingent consideration of $41,000 from January 1, 2010, which we recorded as operating expense in the condensed consolidated statements of operations for the six months ended June 30, 2010. We also paid $270,000 in June 2010 for the additional purchase price for net working capital adjustment.

     Purchase Price Allocation
     The total purchase price for Actek was allocated to the assets acquired and liabilities assumed based upon their preliminary fair value at the acquisition date as set forth below. The Company finalized the purchase price allocations during the second quarter of 2010 with no adjustments to the preliminary amounts.

(in thousands)
Cash and cash equivalents	$3
Accounts receivable	1,045
Other current assets	13
Fixed assets	341
Intangible assets	1,510
Accounts payable	(11)
Accrued payroll and related expenses	(117)
Deferred revenue	(147)
Other accrued liabilities	(759)
Notes payable	(899)
Deferred tax liability	(614)

Total identifiable net assets	365
Goodwill	2,526

Total Purchase Price	$2,891

     The Company considered uncertainty about collections and future cash flow when determining the fair value of the accounts receivable. The fair value of accounts receivable of $1.0 million represents gross contractual accounts receivable as all amounts were determined to be collectible.
     Valuation of Intangible Assets Acquired
     The following table sets forth each component of intangible assets acquired in connection with the acquisition:

		Estimated
	Preliminary	Useful
(in thousands)	Fair Value	Life
Customer relationships	$644	12 years
Developed Technology	524	7 years
Tradename	302	Indefinite
Favorable Lease	40	4 years

Total Intangible Assets	$1,510

     Customer relationships represent the fair value of the underlying customer support contracts and related relationships with Actek’s existing customers. The estimated useful life of 12 years was primarily based on projected customer retention rates. Developed technology represents the fair values of Actek’s products that have reached technological feasibility. The estimated useful life of 7 years was primarily based on projected product cycle and technology evolution. The tradename represents the fair value of brand and name recognition associated with the marketing of Actek’s products and services. The Company intends to use Actek’s tradename indefinitely. The favorable lease represents the fair value of a below market operating lease assumed by the Company related to an office facility located in Alabama. The estimated useful life was based on the remaining lease term. The Company utilized the income approach applying assumptions for future cash flow and discount rates using current market trends to determine the fair value.
     Of the liabilities assumed by the Company through the acquisition, $759,000 was related to sales tax payable and $899,000 was related to debt that was repaid in the first quarter of 2010.
     The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The goodwill arising from the acquisition mainly consists of the entity-specific synergies and economies of scale expected from combining the operations of the two companies.

     Acquisition Related Expenses
     Acquisition related expenses mainly consist of direct transaction costs such as professional service fees. For the six months ended June 30, 2010, the Company incurred a total of $121,000 acquisition-related expenses associated with the Actek acquisition. These direct transactions costs were recorded as expenses in the Company’s condensed consolidated statements of operations.
3. Restructuring
     In February and April 2010, management approved cost savings programs to reduce the Company’s workforce. The Company incurred restructuring charges of $0.5 million and $1.2 million in the three and six months ended June 30, 2010, respectively, in connection with severance and termination-related costs, most of which are severance-related cash expenditures. These cost savings programs were substantially completed as of the end of the second quarter of 2010.
     Total costs of the Company’s restructuring programs incurred to date of $7.3 million include restructuring charges of $1.5 million in 2007, $1.6 million in 2008, $3.0 million in 2009 and $1.2 million in the first half of 2010.
     The following table sets forth a summary of accrued restructuring charges for the first six months of 2010 (in thousands):

	December 31,	Cash			June 30,
	2009	Payments	Additions	Adjustments	2010
Severance and termination-related costs	$146	$(1,309)	$1,208	$(17)	$28

Total accrued restructuring charges	$146	$(1,309)	$1,208	$(17)	$28
4. Goodwill and Intangible Assets
     Goodwill as of June 30, 2010 and December 31, 2009 was $8.0 million and $5.5 million, respectively. The change is related to goodwill acquired associated with the Actek acquisition. (See Note 2 — Acquisition above for details).
     Intangible assets consisted of the following as of June 30, 2010 and December 31, 2009 (in thousands):

						Weighted
						Average
		December 31,			June 30,	Amortization
		2009		Amortization	2010	Period
	Cost	Net	Additions	Expense	Net	(Years)
Purchased technology	$5,422	$1,972	$2,548	$(987)	$3,533	3.33
Customer relationships	2,000	1,021	644	(277)	1,388	7.56
Tradename	—	—	302	—	302	N/A
Favorable Lease	—	—	40	(7)	33	4.00

Total intangible assets, net	$7,422	$2,993	$3,534	$(1,271)	$5,256

     Intangible assets include third-party software licenses used in the Company’s products, acquired assets related to the Compensation Technologies (“CT”) acquisition completed in 2008 and acquired assets related to the Actek acquisition completed in the first quarter of 2010 (see Note 2 — Acquisition above for details). Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred. Amortization expense related to intangible assets was $0.4 million and $1.3 million for the three and six months ended June 30, 2010, as compared to amortization expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2009. Of these amounts, $0.2 million and $0.9 million were included in cost of sales for the three and six months ended June 30, 2010, respectively; and $0.3 million and $0.5 million were included in cost of sales for the three and six months ended June 30, 2009, respectively.

     The Company’s intangible assets are amortized over their estimated useful lives of one to twelve years, except for tradename, which has an indefinite life. As of June 30, 2010, total future expected amortization is as follows (in thousands):

	Purchased	Customer	Favorable
	Technology	Relationships	Lease
Quarter Ending June 30:
Remainder of 2010	$839	$275	$7
2011	1,613	554	13
2012	781	75	13
2013	75	54	—
2014	75	54	—
2015 and beyond	150	376	—

Total expected future amortization	$3,533	$1,388	$33

5. Financial Instruments
     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. Except for certain auction rate securities that are classified as trading, debt and marketable equity securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below. Those auction rate securities that are classified as trading are designated as short-term investments due to a contractual agreement that allows the Company to sell the securities at par value beginning on June 30, 2010. The Company exercised such right as of June 30, 2010 (see below for more details).
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
     Interest is included in interest and other income, net in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities classified as available-for-sale securities were as follows at June 30, 2010 (in thousands):

				Total Other
				Than Temporary
				Impairment	Gain (Loss) on
			Total Unrealized	Recorded In	Investments
			Losses in Other	Other	Recorded in the
	Amortized	Unrealized	Comprehensive	Comprehensive	Statement of	Estimated
June 30, 2010	Cost	Gains	Income (Loss)	Income (Loss)	Operations	Fair Value
Short-term investments:
Certificate of deposits	$480	$—	$—	$—	$—	$480
Corporate notes and obligations	6,976	12	(6)	—	—	6,982
U.S. government and agency obligations	7,519	2	(2)	—	—	7,519
Long-term investments:
Auction rate securities classified as available for sale	800	—	(13)	—	—	787

Investments in debt and equity securities	$15,775	$14	$(21)	$—	$—	$15,768

     The Company had no realized gains or losses on sales of its available-for-sale investments for the three and six months ended June 30, 2010 and 2009, respectively. The Company had proceeds of $5.7 million and $12.4 million from maturities and sales of investments for the three and six months ended June 30, 2010, respectively. All proceeds from sales and maturities of investments were equal to the par value of the securities.
     The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at June 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$7,101	$7,101	$—	$—
U.S. treasury bills (2)	4,518	4,518	—	—
Certificate of deposits (2)	480	—	480	—
Corporate notes and obligations (2)	6,982	—	6,982	—
U.S. government agency obligations (2)	3,001	—	3,001	—
Auction-rate securities(2) (3)	1,987	1,200	—	787
Warrants (4)	3	—	—	3
Publicly traded securities (4)	312	312	—	—

Total	$24,384	$13,131	$10,463	$790

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet.

(2)	Except as indicated in (3), included in short-term investments on the condensed consolidated balance sheet.

(3)	$787 included in long-term investments on the condensed consolidated balance sheet.

(4)	Included in long-term investments on the condensed consolidated balance sheet.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2009	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$6,644	$6,644	$—	$—
U.S. treasury bills (2)	5,043	5,043	—	—
Certificate of deposits (2)	720	—	720	—
Corporate notes and obligations (2)	5,962	—	5,962	—
U.S. government agency obligations (2)	6,695	—	6,695	—
Auction-rate securities (2), (3)	4,458	—	—	4,458
Asset associated with put option (4)	102	—	—	102
Warrants (5)	25	—	—	25
Publicly traded securities (5)	225	225	—	—

Total	$29,874	$11,912	$13,377	$4,585

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet.

(2)	Except as indicated in (3), included in short-term investments on the condensed consolidated balance sheet.

(3)	$892 included in long-term investments on the condensed consolidated balance sheet.

(4)	Included in prepaid and other current assets on the condensed consolidated balance sheet.

(5)	Included in long-term investments on the condensed consolidated balance sheet.

     The table below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

					Gain (Loss)
	Balance at				Recorded in		Balance at
	December 31,			Transfers out of	Statement of	Unrealized	June 30,
	2009	Addition	Disposition	Level 3	Operations	Gain (Loss)	2010
Auction rate securities classified as trading	$3,566	$—	$(2,500)	$(1,200)	$134	$—	$—
Auction rate securities classified as available for sale	892	—	(100)	—	—	(5)	787
Asset associated with put option	102	—	—	—	(102)	—	—
Warrants	25	—	—	—	(22)	—	3

Total	$4,585	$—	$(2,600)	(1,200)	$10	$(5)	$790

Valuation of Investments and Put Option
     Level 1 and Level 2
     The Company’s available-for-sale securities include certificate of deposits, corporate notes and obligations and U.S. government and agency obligations at June 30, 2010 and December 31, 2009. The Company values these securities using a pricing matrix from a reputable pricing service, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). However, the Company classifies all of its available-for-sale securities, except for U.S. treasury and certain auction rated securities, as having Level 2 inputs. The Company validates the estimated fair value received from the reputable pricing service on a quarterly basis. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.
     In December 2009, the Company executed a “Subscription Agreement for Units” (the “Agreement”) with ForceLogix Technologies, Inc. (“ForceLogix”). ForceLogix is a Canada-based public company that delivers on-demand sales management process optimization solutions for sales organizations. Pursuant to the Agreement, the Company purchased 2,639,000 units of ForceLogix for an aggregate of $250,000. Each unit consists of one common share and three quarters (3/4) of one common share purchase warrant of ForceLogix. In April 2010, the Company executed another “Subscription Agreement for Common Shares” with ForceLogix to purchase an additional 2,003,800 common shares of ForceLogix for a total of $150,000. The Company owns approximately 8% of the outstanding common shares of ForceLogix as of June 30, 2010 and does not have the ability to exercise significant influence. The Company valued the investment in the common stock using observable inputs (Level 1 inputs) and the related warrants using unobservable inputs (Level 3 inputs).
     There were no transfers between Level 1 and 2 fair value hierarchy during the three or six months ended June 30, 2010.
     Level 3
     The Company valued its auction rate securities classified as available-for-sale securities using unobservable inputs (Level 3). The Company utilized the income approach applying assumptions for interest rates using current market trends and an estimated term based on expectations from brokers for liquidity in the market and redemption periods agreed to by other broker-dealers. The Company also applied an adjustment for the lack of liquidity to the value determined by the income approach utilizing a put option model. As a result of the valuation assessment, the Company recorded an unrealized loss on auction rate securities classified as available-for-sale of $11,000 and $5,000 for the three and six months ended June 30, 2010, respectively.
     In connection with certain auction rate securities, in October 2008, one financial institution with whom the Company holds auction rate securities issued certain put option rights to the Company, which entitled the Company to sell its auction rate securities to the financial institution for a price equal to the par value plus any accrued and unpaid interest. These rights to sell the securities are exercisable at any time during the period from June 30, 2010 to July 2, 2012, after which the rights will expire. Two such auction rate securities were redeemed at par by the financial institution during the quarter. The Company exercised its option to sell the remaining one auction rate security on June 30, 2010. The transaction was settled immediately after quarter end at par, or $1.2 million. As the put option was exercised on June 30, 2010, the Company has valued the assets at nil as of June 30, 2010. As a result of the redemption, the Company recorded a realized gain on sales of its auction rate securities classified as trading of $93,000 and $134,000, partially offset by a realized loss on the put option of $70,000 and $102,000, for the three and six months ended June 30, 2010, respectively. The Company recorded a gain of $0.3 million and $0.4 million on auction rate securities classified as trading, partially offset by a loss on the put option of $0.2 million and $0.3 million, during the three and six months ended June 30, 2009, respectively.

     As of June 30, 2010, since the remaining aforementioned auction rate security was sold at its par value of $1.2 million on July 1, 2010, the Company valued it at par using Level 1 inputs.
     The Company valued the ForceLogix warrants using the Black-Scholes-Merton option pricing model. At June 30, 2010, the fair value of the warrants is insignificant.
6. Commitments and Contingencies
     The Company is from time to time a party to various litigation matters and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters is likely to have a material adverse effect on the Company’s future financial results.
     The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case in the period they become known. At June 30, 2010, such liabilities recorded were insignificant. The Company believes that it has valid defenses with respect to the legal matters pending against the Company, and that a material loss under such matters is not probable or estimable, nor are any losses considered to be reasonably possible.
     Other Contingencies
     The Company generally warrants that its products shall perform to its standard documentation. Under the Company’s standard warranty, should a product not perform as specified in the documentation within the warranty period, the Company will repair or replace the product or refund the license fee paid. Such warranties are accounted for in accordance with accounting for contingencies. To date, the Company has not incurred any costs related to warranty obligations for its software products.
     The Company’s product license and on-demand agreements typically include a limited indemnification provision for claims by third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. To date, the Company has not incurred, and therefore has not accrued for, any costs related to such indemnification provisions.
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
     The following table summarizes revenues for the three and six months ended June 30, 2010 and 2009 by geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Americas	$15,561	$19,744	$30,100	$40,865
EMEA	1,100	2,452	2,563	6,767
Asia Pacific	479	174	638	638

	$17,140	$22,370	$33,301	$48,270

     Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.
     In the three and six months ended June 30, 2010 and 2009, no customer accounted for more than 10% of the Company’s total revenues.
8. Comprehensive Loss
     Comprehensive loss is the total of net loss, unrealized gains and losses on investments and foreign currency translation adjustments. Unrealized gains and losses on investments and foreign currency translation adjustment amounts are excluded from net loss and are reported in other comprehensive loss in the accompanying condensed consolidated financial statements.
     The following table sets forth the components of comprehensive loss for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(3,748)	$(3,334)	$(9,699)	$(6,144)
Other comprehensive loss:
Change in unrealized loss on investments, net	(52)	68	(57)	139
Change in cumulative translation adjustments	(15)	135	(100)	133

Comprehensive loss	$(3,815)	$(3,131)	$(9,856)	$(5,872)

9. Stock-based Compensation
     Expense Summary
     The table below sets forth a summary of stock-based compensation expenses for the three and six months ended June 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based Compensation Expenses:
Options	$539	$377	$954	$853
Restricted Stock Units	1,087	589	1,885	1,014
ESPP	149	269	212	345
Actek Acquisition Compensation	126	—	203	—

	$1,901	$1,235	$3,254	$2,212

     As of June 30, 2010, there was $3.4 million, $7.3 million and $0.3 million of total unrecognized compensation expense related to stock options, restricted stock units and the ESPP, respectively. This expense related to stock options, restricted stock units and the ESPP is expected to be recognized over a weighted average period of 2.5 years, 2.16 years and 0.6 years, respectively.

     The table below sets forth the functional classification of stock-based compensation expense for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation:
Cost of recurring revenues	$113	$131	$237	$294
Cost of services revenues	201	243	442	256
Sales and marketing	307	342	579	574
Research and development	249	267	468	409
General and administrative	1,031	252	1,528	679

Total stock-based compensation	$1,901	$1,235	$3,254	$2,212

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock Option Plans
Expected life (in years)	2.50 to 3.50	0.50 to 3.50	2.50 to 3.50	0.50 to 3.50
Risk-free interest rate	0.88% to 1.38%	0.30% to 1.50%	0.88% to 1.52%	0.30% to 1.50%
Volatility	68% to 76%	67% to 106%	67% to 76%	63% to 106%
Dividend Yield	—	—	—	—

Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.49 to 1.00	0.50 to 1.00	0.49 to 1.00
Risk-free interest rate	0.18% to 0.34%	0.46% to 0.62%	0.18% to 0.34%	0.46% to 0.62%
Volatility	49% to 60%	97% to 126%	49% to 60%	97% to 126%
Dividend Yield	—	—	—	—
10. Related-Party Transactions
     The Company did not have any significant transactions with its related parties in the three and six months ended June 30, 2010 and 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for 2009 and with the unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q . This section of the Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, prospects, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature. These forward-looking statements include, but are not limited to, statements concerning the following: our ability to achieve profitability, changes in and expectations with respect to our business strategy and products revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, levels of recurring revenues, staffing and expense levels, the impact of foreign exchange rate fluctuations and the adequacy of our capital resources to fund operations and growth. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. Many of these trends and uncertainties are described in “Risk Factors” set forth in our Annual Report on Form 10-K for 2009 and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Overview of the Results for the Three and Six Months Ended June 30, 2010
     We are the market and technology leader in Sales Performance Management (“SPM”) software solutions designed to align internal sales resources and distribution channels with corporate strategy. Our software enhances core processes in sales management, such as the structuring of sales territories, the management of sales force talent, the establishment of sales targets and the creation and execution of sales incentive plans. Using our SPM software solutions, companies can tailor these core processes to further their strategic objectives, including coordinating sales efforts with long-range strategies regarding sales and margin targets, growth initiatives, sales force talent development, territory expansion and market penetration. Our customers can also use our SPM solutions to address more tactical objectives, such as successful new product launches and effective cross-selling strategies. Leading companies worldwide in the financial services, insurance, communications, high-technology, life sciences and retail industries rely on our solutions for their sales performance management and incentive compensation needs. Our SPM solutions can be purchased and delivered as either an on-demand service or an on-premise software solution. Our on-demand service allows customers to use our software products through a web interface rather than purchase computer equipment and install our software at their locations, and we believe the benefits of this deployment method will make our on-demand offering our most popular product choice.
     We sell our products both directly through our sales force and in conjunction with our strategic partners. We also offer professional services, including configuration, integration and training, generally on a time-and-materials basis. We generate recurring subscription and support revenues from our on-demand service, support and maintenance agreements associated with our product licenses, all of which is recognized ratably over the term of the related agreement.

Recurring Revenue Growth and Momentum
     During the second quarter of 2010, our user base (e.g., payees) continued to grow. Our recurring revenues increased in the second quarter of 2010 by 8% to $13.3 million compared to $12.3 million in the first quarter of 2010; and by 12% from $11.8 million in the second quarter of 2009. Recurring revenue accounted for 77% of total revenues in the second quarter of 2010, as compared to 76% in the first quarter of 2010 and 53% in the same period of 2009, continuing to reflect the diminished significance of perpetual license and services in our Software-as-a-Service (“SaaS”) business model. We expect recurring revenues to continue to run at approximately 75% of revenues through 2010. Recurring revenue gross margin for the second quarter was 54%, equal to the same period last year and up from 48% in the prior quarter. The increase in margin from the prior quarter reflects the increase in recurring revenues while third-party royalty costs were down from the prior quarter. Customer attrition remains low as our retention rates for our core SaaS offering and our legacy on-premise customers continue to be above 90%.
     We generally recognize revenue ratably over the non-cancelable term of the customer contract for our subscription and support revenues. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Primarily due to growth in our installed base for recurring subscriptions to our on-demand services and maintenance, total deferred revenue (including both short-term and long-term) increased by $1.9 million and $7.1 million to $29.2 million as of June 30, 2010 compared to $27.3 million as of March 31, 2010 and $22.1 million as of December 31, 2009, respectively. This represents an increase of 7% quarter over quarter and a 32% increase from the end of 2009.
Cost Control and Cash Flows
     During the quarter, we continued to make progress on reducing our operating expenses as we realized the benefits of our recent cost cutting actions to better align our cost base with our new business model. Excluding stock-based compensation, amortization of acquired intangible assets and restructuring expenses, our second quarter 2010 operating expenses of $8.3 million have been reduced by $1.6 million from the 2010 first quarter’s $9.9 million and by $2.5 million from the 2009 second quarter’s $10.8 million. This represents a decrease of 16% quarter over quarter and 23% year over year.
     As a result of our recurring revenue growth and reductions in cost, we generated $0.3 million of cash from operating activities during the six months ended June 30, 2010, which was driven by $2.2 million cash generated from operating activities during the second quarter partially offset by $1.9 million cash used for operating activities during the first quarter of 2010. We finished the second quarter with $29.7 million in cash and investments. This is a decrease of $0.5 million from the prior quarter. The decrease was the result of generating $2.2 million in cash from operations, offset by a combination of deposits for our new premises, acquisition of intangible assets and capital expenditures.
Service Business
     Services revenues for the quarter were $3.5 million, down 4% sequentially and 63% from the same period last year. The decrease from the prior quarter was driven by the fact that a number of customers signed in prior quarters delayed the start of their implementation projects negatively impacting both revenues and gross margin. The decrease in services revenues from the prior year was mostly as expected as we transition to shorter and less expensive on-demand implementations.
     Services gross margin for the second quarter was negative 16%, up from negative 21% in the prior quarter and down from 18% in the prior year. The negative services margin reflects lower than planned utilization resulting from the delay in projects and a decrease in our average billing rate. With all the major deals we signed in prior quarters now underway and the improved utilization, we expect improvement in the margin for the next quarter. In the quarter, we saw some signs of recovery as we booked more dollars from services-related statements of work (“SOW”) in the quarter than we have had in any quarter in the last two years. These SOWs will generate revenues over the remainder of 2010 and into 2011. We expect to see the benefit of our second quarter Services Executive leadership change start to have a measureable impact in driving services revenues while improving our services margin in the coming quarters. Over the longer term, we expect to see margin improvement as we drive higher revenues and leverage less expensive third-party consulting resources. While we expect improvement in our services margin, we do expect services revenue to remain substantially below the level it was under our old perpetual license business model.

Challenges and Risks
     In response to market demand, we shifted our primary business focus from the sale of perpetual licenses for our products to the provision of our software as a service through our on-demand offering. Our on-demand model also provides more predictable quarterly revenues for us. During 2008, we were able to sustain positive margins on this service offering for the first time since its launch in 2006. As a further step in our transition to a recurring revenue business model, in the third quarter of 2009, we began offering our on-premise products as a time-based term license arrangement. We believe this offering will better address the needs of our customers that prefer our on-premise solution, and at the same time, will provide us with more predictable revenue streams. If we are unable to significantly grow our on-demand business or continue to provide our on-demand services on a consistently profitable basis in the future, or if our new on-premise time-based term license offering fails to achieve market acceptance, our business and operating results may be materially and adversely affected.
     From a business perspective, we have a number of sales opportunities in process and additional opportunities coming from our sales pipeline; however, we continue to experience wide variances in the timing and size of our transactions and the timing of revenue recognition resulting from greater flexibility in contract terms. We believe one of our major remaining challenges is increasing prospective customers’ prioritization of purchasing our products and services over competing IT projects. To address this challenge, we have set goals that include expanding our sales efforts, promoting our on-demand services and continuing to develop new products and enhancements to our suite of products.
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
     We remain committed to achieving non-GAAP profitability in the second half of this year. Non-GAAP operating results exclude stock-based compensation, amortization of acquired intangible assets and restructuring expenses. Non-GAAP net losses during the first quarter and the second quarter of 2010 were $3.7 million and $1.2 million, respectively. We continue to execute on a number of our key operating objectives that are critical to this endeavor. Although our efforts in adding new customers and retaining existing customers, reorganizing our business structure, reducing our operating expenses and excess capacity in the prior quarters have resulted in significant cost savings and improved profitability, we must continue to make progress towards these objectives. Many of the factors affecting our ability to achieve these objectives are wholly or partially beyond our control. If our efforts prove insufficient or ineffective or result in unanticipated disruption to our business, our ability to achieve or sustain profitability may be materially impaired.
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

     We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts and service remediation reserve, stock-based compensation, goodwill impairment, long-lived asset impairment and income taxes have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. It is also noted that we noted no indications of impairment of goodwill in our reporting unit as of June 30, 2010.
     There were no significant changes in our critical accounting policies and estimates during the three or six months ended June 30, 2010 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Recent Accounting Pronouncements
     In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor-specific objective evidence of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods beginning after June 15, 2010; however early adoption is permitted. The Company is currently evaluating the impact of adopting these new standards on our consolidated financial position, results of operations and cash flows.
     See Note 1 of our Notes to Condensed Consolidated Financial Statements for information regarding the effect of newly adopted accounting pronouncements on our financial statements.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2010 and 2009, and the Three Months Ended March 31, 2010
Revenues, cost of revenues and gross profit
     The table below sets forth the changes in revenues, cost of revenues and gross profit for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 (in thousands, except for percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2010	Revenues	2009	Revenues	(Decrease)	Year
Revenues:
Recurring	$13,265	77%	$11,802	53%	$1,463	12%
Services	3,488	20%	9,407	42%	(5,919)	(63)%
License	387	2%	1,161	5%	(774)	(67)%

Total revenues	$17,140	100%	$22,370	100%	$(5,230)	(23)%

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Related	June 30,	of Related	Increase	Year over
	2010	Revenues	2009	Revenues	(Decrease)	Year
Cost of revenues:
Recurring	$6,120	46%	$5,416	46%	$704	13%
Services	4,045	116%	7,671	82%	(3,626)	(47)%
License	87	22%	251	22%	(164)	(65)%

Total cost of revenues	$10,252		$13,338		$(3,086)

Gross profit:
Recurring	$7,145	54%	$6,386	54%	$759	12%
Services	(557)	(16)%	1,736	18%	(2,293)	(132)%
License	300	78%	910	78%	(610)	(67)%

Total gross profit	$6,888	40%	$9,032	40%	$(2,144)	(24)%

	Six		Six
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2010	Revenues	2009	Revenues	(Decrease)	Year
Revenues:
Recurring	$25,551	77%	$23,499	49%	$2,052	9%
Services	7,134	21%	20,609	43%	(13,475)	(65)%
License	616	2%	4,162	9%	(3,546)	(85)%

Total revenues	$33,301	100%	$48,270	100%	$(14,969)	(31)%

	Six		Six
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Related	June 30,	of Related	Increase	Year over
	2010	Revenues	2009	Revenues	(Decrease)	Year
Cost of revenues:
Recurring	$12,535	49%	$11,201	48%	$1,334	12%
Services	8,457	119%	16,980	82%	(8,523)	(50)%
License	197	32%	442	11%	(245)	(55)%

Total cost of revenues	$21,189		$28,623		$(7,434)

Gross profit:
Recurring	$13,016	51%	$12,298	52%	$718	6%
Services	(1,323)	(19)%	3,629	18%	(4,952)	(136)%
License	419	68%	3,720	89%	(3,301)	(89)%

Total gross profit	$12,112	36%	$19,647	41%	$(7,535)	(38)%

     The table below sets forth the changes in revenues, cost of revenues and gross profit for the three months ended June 30, 2010 compared to the three months ended March 31, 2010 (in thousands, except for percentage data):

	Three		Three
	Months		Months		Quarter to	Percentage
	Ended	Percentage	Ended	Percentage	Quarter	Change
	June 30,	of Total	March 31,	of Total	Increase	Quarter over
	2010	Revenues	2010	Revenues	(Decrease)	Quarter
Revenues:
Recurring	$13,265	77%	$12,287	76%	$978	8%
Services	3,488	20%	3,645	23%	(157)	(4)%
License	387	2%	229	1%	158	69%

Total revenues	$17,140	100%	$16,161	100%	$979	6%

	Three		Three
	Months		Months		Quarter to	Percentage
	Ended	Percentage	Ended	Percentage	Quarter	Change
	June 30,	of Related	March 31,	of Related	Increase	Quarter over
	2010	Revenues	2010	Revenues	(Decrease)	Quarter
Cost of revenues:
Recurring	$6,120	46%	$6,414	52%	$(294)	(5)%
Services	4,045	116%	4,412	121%	(367)	(8)%
License	87	22%	110	48%	(23)	(21)%

Total cost of revenues	$10,252		$10,936		$(684)

Gross profit:
Recurring	$7,145	54%	$5,873	48%	$1,272	22%
Services	(557)	(16)%	(767)	(21)%	210	(27)%
License	300	78%	119	52%	181	152%

Total gross profit	$6,888	40%	$5,225	32%	$1,663	32%

Revenues
     Total Revenues. Total second quarter revenues were $17.1 million, down 23% from the same period last year. Total revenues for the six months ended June 30, 2010 were $33.3 million, down 31% from prior year. The decrease in total revenues was primarily due to the change in our business model. The second quarter decline in license and services revenues as compared to the prior year was mostly as expected and is reflective of our new business model. The decrease year over year was partially offset by the revenues generated from the January Actek acquisition. Sequentially, total revenues increased by $1.0 million. The increase was primarily attributable to the increase in recurring revenues.
     Recurring Revenues. Recurring revenues, consisting of on-demand revenues, time-based term licenses and maintenance revenues, increased by $1.5 million, or 12%, in the three months ended June 30, 2010 compared to the same period last year. Recurring revenues increased by $2.1 million, or 9%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increases were primarily due to the growth in our on-demand subscription revenues and our time-based term licenses, which together were up 24% and 19% compared to the three and six months ended June 30, 2009, respectively. Maintenance revenues associated with perpetual licenses decreased by $0.2 million and $0.4 million in the three and six months ended June 30, 2010, respectively, primarily due to a number of on-premise customers converting to our on-demand service as well as decreased perpetual license sales to new customers partially offset by a small benefit from the January Actek acquisition.

     On a sequential basis, compared to the first quarter of 2010, recurring revenues were up 8%, reflecting a 13% increase in on-demand and time-based term licenses. The increase resulted from new bookings in the last few quarters, as well as the accelerated recognition of approximately $0.3 million of deferred revenues related to a customer conversion from on-demand to on-premise. Support revenues for maintenance services associated with our perpetual licenses are flat sequentially.
     Services Revenues. Services revenues decreased by $5.9 million, or 63%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Services revenues decreased by $13.5 million, or 65%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease from prior year was expected as we transition to shorter and less expensive on-demand implementations. On a sequential basis from the first quarter of 2010, services revenue decreased 4%. The decrease from the prior quarter was driven by the fact that a number of customers signed in prior quarters delayed the start of their implementation projects, negatively impacting both revenues and gross margin. The decrease in services revenues in the second quarter was also offset by a one-time benefit of approximately $0.3 million related to the previously mentioned customer conversion from on-demand to on-premise.
     License Revenues. In the three and six months ended June 30, 2010, perpetual license revenues decreased as expected by $0.8 million, or 67%, and by $3.5 million, or 85%, respectively, compared to the same periods in 2009. The decrease was primarily attributable to our transition from a perpetual license business to a recurring revenue SaaS-oriented company. As a result, our perpetual license business continues to diminish in importance. We do not expect perpetual license revenue to return to its historical levels.
Cost of Revenues and Gross Margin
     Cost of Recurring Revenues. Cost of recurring revenues increased by $0.7 million, or 13%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Cost of recurring revenues increased by $1.3 million, or 12%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The cost as a percentage of revenue stayed flat on a year-over-year basis. The increase was primarily due to increased amortization of intangible assets resulting from increased costs of third-party technology used in our products. The impacts of these costs was $0.2 million and $0.9 million, for the three and six months ended June 30, 2010, respectively. The increase also reflected increased infrastructure cost of $0.4 million and $0.8 million for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively, offset slightly by headcount efficiencies. The increase in infrastructure cost was primarily due to fulfilling a higher level of customer orders resulting from the increase in on-demand subscriptions, for which revenue may or may not have been recognized. The costs associated with supporting our on-demand offering are generally higher than the cost of maintenance related to our on-premise customers, as we are responsible for the full operation of the software that the customer has contracted for in our hosting facility.
     On a sequential basis from the first quarter of 2010, cost of recurring revenues decreased by $0.3 million, or 5%, mainly due to decreased amortization of intangible assets associated with the reduction in the use of a particular third-party technology. We expect the amortization expense to stay relatively flat throughout the remainder of 2010.
     Cost of Services Revenues. Cost of services revenues decreased by $3.6 million, or 47%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Cost of services revenues decreased by $8.5 million, or 50%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Sequentially, cost of services revenue decreased by $0.4 million, or 8%. The decrease year over year and from prior quarter was primarily attributable to the decrease in headcount related to the reduction in services revenues as discussed above.
     Cost of License Revenues. Cost of license revenues decreased by $0.2 million, or 65%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Cost of license revenues decreased by $0.2 million, or 55%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Sequentially, cost of license revenues decreased by $23,000, or 21%. The decrease year over year was primarily the result of our transition to a recurring revenue business. As a result of the transition, we have allocated to the cost of license revenues a lower portion of the amortization expense for intangible assets comprised of third-party technology used in our products. The decrease from the prior quarter was mainly due to the lower amortization expenses for intangible assets in the second quarter of 2010.

     Gross Margin. Overall gross margin decreased to 36% in the six months ended June 30, 2010 from 41% in the six months ended June 30, 2009. This was primarily due to the decrease in services gross margin as a result of lower than planned utilization and a decrease in our average billing rate. The decrease was also a result of our business model shifting to on-demand from perpetual license sales, which historically has had a higher margin. Our overall gross margin was 40% in the three months ended June 30, 2010, consistent with the same period last year. On a sequential basis, we saw a recovery of 8% in the overall margin primarily due to the improvement in our recurring revenue margin.
     Our recurring revenue gross margin of 54% in the three months ended June 30, 2010, while consistent with the three months ended June 30, 2009, reflected an improvement over the gross margin of 48% in the three months ended March 31, 2010. Recurring revenue gross margin in the first half of 2010 was 51% compared to 52% in the same period of 2009. Sequentially, recurring revenue gross margin increased from 48% in the prior quarter. The increase reflects the increase in recurring revenues, while third-party technology costs were down from the prior quarter.
     Services gross margin decreased from 18% in the second quarter of 2009 to negative 16% in the second quarter of 2010. Services gross margin decreased from 18% in the first half of 2009 to negative 19% in the first half of 2010. Sequentially, services gross margin was up from negative 21% in the prior quarter. The negative services margin reflects lower than planned utilization resulting from the delay in projects and a decrease in our average billing rate. With all the major deals we signed in prior quarters now underway and the improved utilization, we expect improvement in the margin for the next quarter. Over the longer term, we expect to see margin improvement as we drive higher revenues and leverage cheaper third party consulting resources. While we expect improvement in our services margin, we do not expect it to return to the level it was under our traditional perpetual license business model.
     License gross margin remained at 78% in the second quarter of 2010 compared to the second quarter of 2009. License gross margin decreased from 89% in the first half of 2009 to 68% in the first half of 2010. The decrease in license gross margin reflects the lower license revenue offset against the fixed cost of license, including the amortization expense for intangible assets allocated to license sales. Sequentially, license gross margin increased from 52% in the prior quarter. The increase reflects the increase in license revenues, while third-party technology costs were down from the prior quarter.

Operating Expenses
     The table below sets forth the changes in operating expenses for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, and the three months ended March 31, 2010 (in thousands, except percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2010	Revenues	2009	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$3,993	23%	$5,444	24%	$(1,451)	(27)%
Research and development	2,427	14%	3,673	16%	(1,246)	(34)%
General and administrative	3,627	21%	2,683	12%	944	35%
Restructuring	451	3%	639	3%	(188)	(29)%

Total operating expenses	$10,498	61%	$12,439	56%	$(1,941)	(16)%

	Six		Six
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2010	Revenues	2009	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$8,638	26%	$11,306	23%	$(2,668)	(24)%
Research and development	5,564	17%	7,474	15%	(1,910)	(26)%
General and administrative	6,859	21%	6,250	13%	609	10%
Restructuring	1,170	4%	805	2%	365	45%

Total operating expenses	$22,231	67%	$25,835	54%	$(3,604)	(14)%

	Three		Three
	Months		Months		Quarter to	Percentage
	Ended	Percentage	Ended	Percentage	Quarter	Change
	June 30,	of Total	March 31,	of Total	Increase	Quarter over
	2010	Revenues	2010	Revenues	(Decrease)	Quarter
Operating expenses:
Sales and marketing	$3,993	23%	$4,645	29%	$(652)	(14)%
Research and development	2,427	14%	3,138	19%	(711)	(23)%
General and administrative	3,627	21%	3,232	20%	395	12%
Restructuring	451	3%	719	4%	(268)	(37)%

Total operating expenses	$10,498	61%	$11,734	73%	$(1,236)	(11)%

     Sales and Marketing. Sales and marketing expenses decreased $1.5 million, or 27%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease was primarily due to a $0.7 million decrease in payroll expenses as a result of reductions in headcount, a $0.2 million decrease in marketing expenses as part of the cost reduction initiative and a $0.2 million decrease in commission expense reflecting the decrease in total revenues.
     Sales and marketing expenses decreased $2.7 million, or 24%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease was primarily due to a $1.3 million decrease in payroll expenses as a result of reductions in headcount, a $0.7 million decrease in sales commissions as a result of decrease in total revenues and a $0.3 million decrease in marketing expenses and less overhead allocations as a result of reductions in headcount.

     On a sequential basis, sales and marketing expense decreased $0.7 million, or 14%, from the prior quarter. The decrease was primarily due to a $0.2 million decrease in personnel related costs as a result of reductions in headcount and a $0.2 million decrease in travel expenses.
     Research and Development. Research and development expenses decreased $1.2 million, or 34%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Research and development expenses decreased $1.9 million, or 26%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease was primarily due to a $1.2 million and $1.8 million decrease in payroll expenses as a result of reductions in headcount in the three and six months ended June 30, 2010, respectively.
     On a sequential basis, research and development expense decreased $0.7 million, or 23%, as compared to the prior quarter. The decrease was primarily due to a $0.5 million decrease in payroll expenses as a result of reductions in headcount.
     General and Administrative. General and administrative expenses increased $0.9 million, or 35%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase was primarily due to a $0.8 million increase in stock-based compensation expenses related to a large grant of restricted stock units at the beginning of 2010 resulting in higher period expense allocation. The large restricted stock units grant is for retention purposes in lieu of the salary freeze in the current year.
     General and administrative expenses increased $0.6 million, or 10%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase was primarily due to a $0.9 million increase in stock-based compensation expenses, partially offset by a $0.3 million decrease in personnel cost due to no bonus payout during the six months ended June 30, 2010.
     On a sequential basis, general and administrative expenses increased $0.4 million, or 12%, compared to the prior quarter. The increase was due to a $0.4 million increase in stock-based compensation expenses primarily as a result of annual option and restricted stock unit grants to the board members during the quarter.
     Restructuring. Restructuring charges were $0.5 million and $1.2 million, respectively, in the second quarter and first half of 2010 compared to $0.6 million and $0.8 million, respectively, in the second quarter and first half of 2009. Sequentially, restructuring charges decreased $0.3 million from the prior quarter. These charges are mainly related to severance and termination-related costs, most of which were severance-related cash expenditures. The cost savings program in the first half of 2010 was substantially completed as of June 30, 2010.

Stock-Based Compensation
     The following table sets forth a summary of our stock-based compensation expenses for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year over
	2010	2009	(Decrease)	Year
Stock-based compensation:
Cost of recurring revenues	$113	$131	$(18)	(14)%
Cost of services revenues	201	243	(42)	(17)%
Sales and marketing	307	342	(35)	(10)%
Research and development	249	267	(18)	(7)%
General and administrative	1,031	252	779	309%

Total stock-based compensation	$1,901	$1,235	$666	54%

	Six	Six
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year over
	2010	2009	(Decrease)	Year
Stock-based compensation:
Cost of recurring revenues	$237	$294	$(57)	(19)%
Cost of services revenues	442	256	186	73%
Sales and marketing	579	574	5	1%
Research and development	468	409	59	14%
General and administrative	1,528	679	849	125%

Total stock-based compensation	$3,254	$2,212	$1,042	47%

     Total stock-based compensation expenses increased $0.7 million, or 54%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Total stock-based compensation expenses increased $1.0 million, or 47%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase was primarily due to a large grant of restricted stock units at the beginning of 2010 resulting in higher period expense allocation. The large restricted stock units grant is for retention purposes in lieu of the salary freeze in the current year. The increase is also attributable to the amortized expense of the Actek acquisition contingent consideration that is considered compensatory (see Note 2 — Acquisition above for details).

Other Items
     The table below sets forth the changes in other items for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended		Change
	June 30,	June 30,	Year to Year	Year over
	2010	2009	Decrease	Year
Interest and other income (expense)	$(100)	$161	$(261)	(162)%

Provision for income taxes	$38	$88	$(50)	(57)%

	Six	Six
	Months	Months		Percentage
	Ended	Ended		Change
	June 30,	June 30,	Year to Year	Year over
	2010	2009	Decrease	Year
Interest and other income (expense)	$(94)	$190	$(284)	(149)%

Provision for (benefit from) income taxes	$(514)	$146	$(660)	(452)%

     Interest and Other Income
     Interest and other income decreased $0.3 million, or 162%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Interest and other income decreased $0.3 million, or 149%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease was primarily attributable to a loss on our forward exchange contract and a loss due to remeasurement of our receivables denominated in foreign currencies, as a result of a weaker US dollar.
     Provision (benefit) for Income Taxes
     Provision for income taxes was $38,000 in the three months ended June 30, 2010 compared to $88,000 in the three months ended June 30, 2009. Benefit from income taxes was $514,000 in the six months ended June 30, 2010 compared to provision for income taxes of $146,000 in the six months ended June 30, 2009.
     The provision for the three months ended June 30, 2010 was primarily due to income taxes related to our foreign operations. The provision for the three months ended June 30, 2009 was primarily due to foreign withholding taxes and income taxes related to our foreign operations. The tax benefit in the six months ended June 30, 2010 was mainly due to the recognition of deferred tax liabilities related to the intangible assets acquired from Actek and the associated release of a valuation allowance on the Company’s deferred tax assets of $0.6 million, partially offset by a $0.1 million provision for income taxes in the six months ended June 30, 2010.

Liquidity and Capital Resources
     As of June 30, 2010, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $28.6 million and accounts receivable of $14.3 million.
     The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$285	$374
Investing activities	965	(11,275)
Financing activities	(265)	(71)
     Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $89,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease was primarily attributable to a decrease of $16.5 million in cash collections resulting from the decrease in revenues, offset by a $11.3 million decrease in payroll-related costs as a result of decrease in headcount, a $5.0 million decrease in professional service costs and a $0.2 million decrease in employee expense reimbursements and other expenses as a result of our cost reduction initiatives.
     Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $1.0 million for the six months ended June 30, 2010 compared to net cash used in investing activities of $11.3 million for the six months ended June 30, 2009. Net cash provided by investing activities during the six months ended June 30, 2010 was attributable to proceeds from maturities and sales of investments of $12.5 million, partially offset by purchases of marketable investments of $6.7 million, payment made for the Actek acquisition of $1.9 million, payments made to acquire certain intangible assets of $1.6 million, purchases of property and equipment of $0.8 million and an increase in restricted cash of $0.6 million related to our new Pleasanton office lease. Net cash used in investing activities during the six months ended June 30, 2009 was due to purchases of investments of $13.3 million, purchases of property and equipment of $1.1 million and purchases of intangible assets of $0.5 million, partially offset by proceeds from maturities and sale of investments of $3.4 million and change in restricted cash of $0.2 million.
     Net Cash Used in Financing Activities. Net cash used in financing activities was $265,000 for the six months ended June 30, 2010 compared to net cash used in financing activities of $71,000 for the six months ended June 30, 2009. Net cash used in financing activities during the six months ended June 30, 2010 was due to repayment of $0.9 million of debt assumed through the Actek acquisition, and cash used to repurchase common stock from employees for payment of taxes on vesting of restricted stock units of $0.2 million, partially offset by cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $0.9 million. Net cash used in financing activities during the six months ended June 30, 2009 was due to cash paid for repurchases of stock of $0.7 million and cash used to net share settle equity awards of $0.3 million, partially offset by cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $1.0 million.
Auction Rate Securities
     See Note 5 — Financial Instruments of our notes to condensed consolidated financial statements for information regarding our auction rate securities.

Contractual Obligations and Commitments
     The following table summarizes our contractual cash obligations (in thousands) at June 30, 2010. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the table. In addition, to the extent that payments for unconditional purchase commitments for goods and services are based, in part, on volume or type of services required by us, we included only the minimum volume or purchase commitment in the table below.

	Payments due by Period
		Remaining					2015
Contractual Obligations	Total	2010	2011	2012	2013	2014	and beyond
Operating lease commitments	$7,873	$825	$1,765	$1,172	$998	$904	$2,209

Unconditional purchase commitments	$734	$302	$330	$102	$—	$—	$—

     In April 2010, we entered into a new lease agreement to relocate our headquarters to Pleasanton, California. The new location consists of 32,000 square feet of office space. This new lease replaces the existing office lease in San Jose, which will expire in the third quarter of 2010. The annual rental expense is approximately $0.7 million. Compared with the existing annual rental expense of $1.8 million related to the San Jose lease, the new Pleasanton lease will decrease our annual rental expense by $1.1 million. The new lease expires in July 2017.
     For our New York, New York, San Jose, California and Pleasanton, California offices, we had three certificates of deposit totaling approximately $832,000 as of June 30, 2010. For our New York, New York and San Jose, California offices, we had two certificates of deposit totaling approximately $232,000 as of December 31, 2009. These certificates of deposit were pledged as collateral to secure letters of credit required by our landlords for security deposits.
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
     Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At June 30, 2010, the average maturity of our investments was approximately 7 months, and all investment securities other than auction rate securities had maturities of less than 24 months. The following table presents certain information about our financial instruments except for auction rate securities at June 30, 2010 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity		Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sale securities	$10,972	$4,004	$14,976	$14,981
Weighted average interest rate	0.54%	0.94%
     Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of June 30, 2010, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to interest rate risk related to debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest rate risk.
     Foreign Currency Exchange Risk. Our revenues and expenses, except those related to our non-United States operations, are generally denominated in United States dollars. For the three and six months ended June 30, 2010 approximately 5.4% and 6.5%, respectively, of our total revenues were denominated in foreign currency. At June 30, 2010, approximately 12.8% of our total accounts receivable was denominated in foreign currency. Our exchange risks and foreign exchange losses have been minimal to date. The overall decrease in revenue for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, was partially offset by a $42,000 favorable effect due to currency exchange rate fluctuations. We expect to continue to transact a majority of our business in U.S. dollars.
     Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency transactions. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.
     We had $0.1 million of loss related to the forward exchange contracts in the three and six months ended June 30, 2010. As of June 30, 2010, we had no outstanding foreign currency forward exchange contracts.

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
     In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three or six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Factors That Could Affect Future Results
     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the factors discussed below and in our Annual Report on Form 10-K for 2009 and those factors included in our quarterly reports on Form 10-Q filed subsequently thereto, if any, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
RISKS RELATED TO OUR BUSINESS
We cannot accurately predict customer subscription or maintenance renewal rates or the impact these renewal rates will have on our future revenues or operating results.
     Our customers have no obligation to renew their subscriptions for our on-demand services, term licenses or maintenance support for term or perpetual license transactions after the expiration of their initial subscription or maintenance period, which is typically 12 to 24 months, and some customers have elected not to renew. Our customers may also renew for fewer payees or renew for shorter contract lengths. In addition, we recently began to offer a pay-as-you-go model, whereby customers can pay for our on-demand service on a monthly basis without a long-term commitment. To the extent this new model gains acceptance, the rate of customer non-renewals may be greater than what we anticipated and thus negatively affect our recurring revenue during any reporting period. Accordingly, we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their reduced spending levels, their decision to do more of the work themselves internally or dissatisfaction with our service. If our customers do not renew their subscriptions for our on-demand services or maintenance support, our revenue will decline and our business will suffer.

Item 6.	Exhibits
(a) Exhibits

Exhibit
Number	Description
10.3.1	Amended and Restated 2003 Stock Incentive Plan

10.8.1	Form of Director Change of Control Agreement — Full Single-Trigger

10.26	Offer Letter with Saied Karamooz dated April 27, 2010

10.27	Offer Letter with Meredith Calvert dated June 16, 2010

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2010.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer, Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

Exhibit
Number	Description
10.3.1	Amended and Restated 2003 Stock Incentive Plan

10.8.1	Form of Director Change of Control Agreement — Full Single-Trigger

10.26	Offer Letter with Saied Karamooz dated April 27, 2010

10.27	Offer Letter with Meredith Calvert dated June 16, 2010

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act