Form 10-Q
period 2010-09-30
CALLIDUS SOFTWARE INC
filed 2010-11-05
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 32,249,878 shares of the registrant’s common stock, par value $0.001, outstanding on November 01, 2010, the latest practicable date prior to the filing of this report.

© 1998-2010 Callidus Software Inc. All rights reserved. Callidus Software, the Callidus Software logo and TrueComp Manager are trademarks, servicemarks or registered trademarks of Callidus Software Inc. in the United States and other countries. All other brand, service or product names are trademarks or registered trademarks of their respective companies or owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,729	$11,565
Short-term investments	16,168	21,985
Accounts receivable, net of allowances of $357 in 2010 and $563 in 2009	16,748	12,715
Deferred income taxes	170	170
Prepaid and other current assets	5,044	3,872

Total current assets	48,859	50,307
Long-term investments	945	1,142
Property and equipment, net	6,566	4,355
Goodwill	8,054	5,528
Intangible assets, net	5,067	2,993
Deferred income taxes, noncurrent	1,255	1,255
Deposits and other assets	1,947	679

Total assets	$72,693	$66,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,405	$3,407
Accrued payroll and related expenses	3,380	3,929
Accrued expenses	6,946	3,219
Deferred income taxes	1,229	1,229
Deferred revenue	24,482	21,440
Capital lease obligations, short-term	526	—

Total current liabilities	39,968	33,224
Long-term deferred revenue	4,305	668
Other liabilities	1,634	1,136
Capital lease obligations, long-term	944	—

Total liabilities	46,851	35,028

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 31,716 and 30,561 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	31	30
Additional paid-in capital	218,256	212,435
Deferred compensation	333	—
Accumulated other comprehensive income (loss)	(15)	244
Accumulated deficit	(192,763)	(181,478)

Total stockholders’ equity	25,842	31,231

Total liabilities and stockholders’ equity	$72,693	$66,259

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Unaudited)
Revenues:
Recurring	$13,231	$11,170	$38,783	$34,669
Services	3,600	5,349	10,734	25,958
License	1,638	872	2,254	5,034

Total revenues	18,469	17,391	51,771	65,661
Cost of revenues:
Recurring	6,664	5,711	19,198	16,912
Services	3,306	5,054	11,763	22,034
License	92	214	290	656

Total cost of revenues	10,062	10,979	31,251	39,602

Gross profit	8,407	6,412	20,520	26,059

Operating expenses:
Sales and marketing	3,537	4,586	12,174	15,892
Research and development	2,524	3,397	8,088	10,871
General and administrative	3,511	3,072	10,371	9,322
Restructuring	450	1,973	1,620	2,778

Total operating expenses	10,022	13,028	32,253	38,863

Operating loss	(1,615)	(6,616)	(11,733)	(12,804)
Interest and other income (expense), net	79	49	(14)	239

Loss before provision (benefit) for income taxes	(1,536)	(6,567)	(11,747)	(12,565)
Provision (benefit) for income taxes	51	173	(462)	319

Net loss	$(1,587)	$(6,740)	$(11,285)	$(12,884)

Net loss per share — basic and diluted
Net loss per share	$(0.05)	$(0.22)	$(0.36)	$(0.43)

Shares used in basic and diluted per share computation	31,546	30,205	31,267	29,901

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(11,285)	$(12,884)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	1,731	2,184
Amortization of intangible assets	1,916	1,450
Provision for doubtful accounts and service remediation reserves	137	(128)
Stock-based compensation	4,322	3,217
Stock-based compensation related to acquisition contingent consideration	333	—
Revaluation of acquisition contingent consideration	63	—
Release of valuation allowance	(614)	—
Leasehold improvement allowance	961	—
Net amortization on investments	166	32
Put option loss	52	387
Gain on investments classified as trading securities	(118)	(472)
Changes in operating assets and liabilities:
Accounts receivable	(3,155)	10,921
Prepaid and other current assets	(1,235)	610
Other assets	(674)	232
Accounts payable	46	(57)
Accrued expenses	1,076	(2,252)
Accrued payroll and related expenses	(540)	(1,640)
Accrued restructuring	251	(417)
Deferred revenue	6,547	(3,542)
Deferred income taxes	128	111

Net cash provided by (used in) operating activities	108	(2,248)

Cash flows from investing activities:
Purchases of investments	(13,432)	(18,311)
Proceeds from maturities and sale of investments	19,184	9,670
Purchases of property and equipment	(2,632)	(1,554)
Proceeds from disposal of property and equipment	19	—
Purchases of intangible assets	(1,668)	(1,487)
Acquisition, net of cash acquired	(1,922)	(14)
Change in restricted cash	(600)	202

Net cash used in investing activities	(1,051)	(11,494)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,407	1,719
Repurchases of stock	—	(742)
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(363)	(372)
Repayment of debt assumed through acquisition	(899)	—

Net cash provided by financing activities	145	605

Effect of exchange rates on cash and cash equivalents	(38)	55

Net decrease in cash and cash equivalents	(836)	(13,082)
Cash and cash equivalents at beginning of period	11,565	35,390

Cash and cash equivalents at end of period	$10,729	$22,308

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of September 30, 2010 and the three and nine months ended September 30, 2010 and 2009 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and the dispersion of such customer base across different geographic locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of September 30, 2010, the Company had one customer comprising greater than 10% of net accounts receivable. The Company had no customers comprising greater than 10% of net accounts receivable as of December 31, 2009.
     Restricted Cash
     Included in prepaid and other current assets and deposits and other assets in the consolidated balance sheets at September 30, 2010 and December 31, 2009 is restricted cash totaling $832,000 and $232,000, respectively, related to security deposits on leased facilities for the Company’s New York, New York, San Jose, California and Pleasanton, California offices. The restricted cash represents investments in certificates of deposit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in prepaid and other current assets and deposits and other assets based on the contractual term for the release of the restriction.
     Revenue Recognition
     The Company generates revenues by providing its software applications as a service through its on-demand subscription and providing related professional services to its customers, as well as by licensing software on a perpetual basis or on a time-based term basis and providing related software support. The Company presents revenue net of sales taxes and any similar assessments.
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

     In addition, the Company will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. The deferred costs on the Company’s condensed consolidated balance sheets for these consulting arrangements totaled $2.9 million and $1.8 million at September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, $2.2 million and $1.4 million, respectively, of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the condensed consolidated balance sheets.
     Included in the deferred costs for on-demand arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand offering was $1.3 million and $1.0 million at September 30, 2010 and December 31, 2009, respectively.
     Time-Based Term License. The Company offers on-premise licenses of its software as a time-based term license arrangement. Such arrangements typically include an initial fee, which covers the time-based term license for a specified period and the maintenance and support for the first year of the arrangement. If a customer wishes to receive maintenance after the first year, then the customer must pay the maintenance fee for each year it wishes to receive maintenance. Revenue for these arrangements is generally recognized ratably over the term of the agreement.
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
     Multi-Year Time-based Term License arrangements often include multiple elements (e.g., software technology, maintenance, training, consulting and other services). The Company allocates revenue to each element of the arrangement based on vendor-specific objective evidence (“VSOE”) of each element’s fair value when the Company can demonstrate that sufficient evidence exists of the fair value for the undelivered elements. The fair value of each element in multiple element arrangements is determined based on either (i) in the case of maintenance, providing the customer with the ability during the term of the arrangement to renew maintenance at a substantive renewal rate, or (ii) in the case of professional services, selling the element on a stand-alone basis.
     In Multi-Year Time-based Term License arrangements that include multiple elements and for which fair value of VSOE cannot be established for the undelivered elements, the entire arrangement fee is recognized ratably over the remaining non-cancellable term of the arrangement after completion of professional services, if any.
     Similar to certain on-demand arrangements as described above, the Company will defer the direct costs, and amortize those costs over the same time period as the related revenue is recognized. The deferred costs on the Company’s condensed consolidated balance sheets for these arrangements totaled $0.6 million and $0.1 million at September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, $0.1 million of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the condensed consolidated balance sheets. As of December 31, 2009, no amounts of the deferred costs are included in deposits and other assets in the condensed consolidated balance sheets. The deferred costs mainly represent commission payments to the Company’s direct sales force for time-based term license arrangements, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements.

     Maintenance Revenue. Under perpetual software license arrangements, a customer typically pre-pays maintenance for the first twelve months, and the related maintenance revenues are deferred and recognized ratably over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.
     Services Revenue
     Professional Service Revenue. Professional service revenues primarily consist of integration services related to the integration and configuration of the Company’s products as well as training. The Company’s integration and configuration services do not involve customization to, or development of, the underlying software code. Generally, the Company’s professional services arrangements are on a time-and-materials basis. Reimbursements, including those related to travel and out-of-pocket expenses, are included in services revenues, and an equivalent amount of reimbursable expenses is included in cost of services revenues. For professional service arrangements with a fixed fee, the Company recognizes revenue utilizing the proportional performance method of accounting. The Company estimates the proportional performance on fixed-fee services contracts on a monthly basis, if possible, utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. To the extent the Company enters into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.
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
     The Company recognizes license revenues using the residual method pursuant to the requirements of accounting guidance for software revenue recognition. Under the residual method, revenues are recognized when vendor-specific objective evidence for fair value exists for all of the undelivered elements in the arrangement (i.e. professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e. the software product). The Company allocates revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately. For a certain class of transactions, the fair value of the maintenance portion of the Company’s arrangements is based on substantive stated renewal rates rather than stand-alone sales. The fair value of the professional services portion of the arrangement is based on the hourly rates that the Company charges for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.

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
     Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, the release of restricted stock and purchases of employee stock purchase plan (“ESPP”) shares to the extent these shares are dilutive. For the three and nine months ended September 30, 2010 and 2009, the diluted net loss per share calculation was the same as the basic net loss per share calculation, as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Restricted stock	2,277	932	1,938	1,041
Stock options	6,317	6,643	6,467	6,654
ESPP	49	96	140	297

Totals	8,643	7,671	8,545	7,992

     The weighted-average exercise price of stock options excluded from weighted average common shares during the three and nine months ended September 30, 2010 was $4.44 and $4.52 per share, respectively, as compared to the weighted average exercise price of stock options excluded from weighted average common shares during the three and nine months ended September 30, 2009 of $4.71 and $4.11 per share, respectively.
     Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on improving disclosures about fair value measurements to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2 and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 5 below. We adopted the new disclosure requirements and clarifications of existing disclosures in the first quarter of 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption has no impact on the Company’s condensed consolidated financial statements for the three or nine months ended September 30, 2010.
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

     The acquisition has been accounted for under the FASB’s accounting standard for business combinations, which the Company adopted as of the beginning of fiscal 2009. Assets acquired and liabilities assumed were recorded at their estimated fair values as of January 1, 2010. The Company has included the financial results of Actek in its condensed consolidated financial statements from the date of acquisition. For the three and nine months ended September 30, 2010, Actek contributed $0.9 million and $2.4 million, respectively, to the Company’s total revenues. The acquisition was not material to the Company’s condensed consolidated financial statements.
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
     As of September 30, 2010, the amount recognized for the contingent consideration arrangement, the range of outcomes and the assumptions used to develop the estimates have not materially changed. The possibility of achieving the Milestone slightly increased, resulting in an increase in the fair value of cash contingent consideration of $63,000 from January 1, 2010, which we recorded as operating expense in the condensed consolidated statements of operations for the nine months ended September 30, 2010. We also paid $270,000 in the second quarter of 2010 for the additional purchase price for the net working capital adjustment.

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

     Acquisition Related Expenses
     Acquisition related expenses mainly consist of direct transaction costs such as professional service fees. For the nine months ended September 30, 2010, the Company incurred a total of $121,000 acquisition-related expenses associated with the Actek acquisition. These direct transactions costs were recorded as expenses in the Company’s condensed consolidated statements of operations.
3. Restructuring
     During the first nine months of 2010, the Company approved cost savings programs to reduce the workforce and certain facilities. The Company incurred restructuring charges of $0.5 million and $1.7 million in the three and nine months ended September 30, 2010, respectively, associated with these programs. These cost savings programs were substantially completed as of the end of the third quarter of 2010. Total costs of the Company’s restructuring programs incurred to date were $7.8 million.
     The following table sets forth a summary of accrued restructuring charges for the nine months ended September 30, 2010 (in thousands):

	December 31,	Cash			September 30,
	2009	Payments	Additions	Adjustments	2010
Severance and termination-related costs	$146	$(1,431)	$1,336	$(17)	$34
Facilities restructuring costs	—	(36)	399	—	363

Total accrued restructuring charges	$146	$(1,467)	$1,735	$(17)	$397

4. Goodwill and Intangible Assets
     Goodwill as of September 30, 2010 and December 31, 2009 was $8.0 million and $5.5 million, respectively. The change is related to goodwill acquired associated with the Actek acquisition. (See Note 2 — Acquisition above for details).
     Intangible assets consisted of the following as of September 30, 2010 and December 31, 2009 (in thousands):

						Weighted
						Average
		December 31,			September 30,	Amortization
		2009		Amortization	2010	Period
	Cost	Net	Additions	Expense	Net	(Years)
Purchased technology	$5,422	$1,972	$3,004	$(1,490)	$3,486	3.37
Customer relationships	2,000	1,021	644	(416)	1,249	7.87
Tradename	—	—	302	—	302	N/A
Favorable Lease	—	—	40	(10)	30	4.00

Total intangible assets, net	$7,422	$2,993	$3,990	$(1,916)	$5,067

     Intangible assets include third-party software licenses used in the Company’s products, acquired assets related to the Compensation Technologies (“CT”) acquisition completed in 2008 and acquired assets related to the Actek acquisition completed in the first quarter of 2010 (see Note 2 — Acquisition above for details). Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred. Amortization expense related to intangible assets was $0.6 million and $1.9 million for the three and nine months ended September 30, 2010, as compared to amortization expense of $0.6 million and $1.4 million for the three and nine months ended September 30, 2009. Of these amounts, $0.5 million and $1.4 million were included in cost of sales for the three and nine months ended September 30, 2010, respectively; and $0.5 million and $1.0 million were included in cost of sales for the three and nine months ended September 30, 2009, respectively.

     The Company’s intangible assets are amortized over their estimated useful lives of one to twelve years, except for the tradename, which has an indefinite life. As of September 30, 2010, total future expected amortization is as follows (in thousands):

	Purchased	Customer	Favorable
	Technology	Relationships	Lease
Quarter Ending September 30:
Remainder of 2010	$489	$136	$4
2011	1,916	554	13
2012	781	75	13
2013	75	54	—
2014	75	54	—
2015 and beyond	150	376	—

Total expected future amortization	$3,486	$1,249	$30

5. Financial Instruments
     The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase and re-evaluates such designation as of each balance sheet date. As of September 30, 2010, all debt and marketable equity securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.
     The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Except for the auction rate security and the ForceLogix investment (see below), the Company considers all investments that are available for sale that have a maturity date of longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. The auction rate security classified as available for sale is designated as a long-term investment due to the maturity date being longer than one year and the security not being highly liquid in the current market. The ForceLogix investment is also classified as a long-term investment, as the Company intends to hold it for more than one year.
     Interest is included in interest and other income, net in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities classified as available-for-sale securities were as follows at September 30, 2010 (in thousands):

				Total Other
				Than Temporary
				Impairment	Gain (Loss) on
			Total Unrealized	Recorded In	Investments
			Losses in Other	Other	Recorded in the
	Amortized	Unrealized	Comprehensive	Comprehensive	Statement of	Estimated
September 30, 2010	Cost	Gains	Income (Loss)	Income (Loss)	Operations	Fair Value
Short-term investments:
Corporate notes and obligations	9,159	17	(12)	—	—	9,164
U.S. government and agency obligations	7,003	1	—	—	—	7,004
Long-term investments:
Auction rate securities	800	—	(17)	—	—	783
Publicly traded securities	375		(213)			162

Investments in debt and equity securities	$17,337	$18	$(242)	$—	$—	$17,113

     The Company had no realized gains or losses on sales of its available-for-sale investments for the three and nine months ended September 30, 2010 and 2009. The Company had proceeds of $6.7 million and $19.1 million from maturities and sales of investments for the three and nine months ended September 30, 2010, respectively. All proceeds from sales and maturities of investments were equal to the par value of the securities.

The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at September 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$5,961	$5,961	$—	$—
U.S. treasury bills (2)	5,003	5,003	—	—
Corporate notes and obligations (2)	9,164	—	9,164	—
U.S. government agency obligations (2)	2,001	—	2,001	—
Auction-rate securities (3)	783	—	—	783
Publicly traded securities (3)	162	—	162	—

Total	$23,074	$10,964	$11,327	$783

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet.

(2)	Included in short-term investments on the condensed consolidated balance sheet.

(3)	Included in long-term investments on the condensed consolidated balance sheet.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2009	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$6,644	$6,644	$—	$—
U.S. treasury bills (2)	5,043	5,043	—	—
Certificate of deposits (2)	720	—	720	—
Corporate notes and obligations (2)	5,962	—	5,962	—
U.S. government agency obligations (2)	6,695	—	6,695	—
Auction-rate securities (2) (3)	4,458	—	—	4,458
Asset associated with put option (4)	102	—	—	102
Warrants (5)	25	—	—	25
Publicly traded securities (5)	225	225	—	—

Total	$29,874	$11,912	$13,377	$4,585

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet.

(2)	Except as indicated in (3), included in short-term investments on the condensed consolidated balance sheet.

(3)	$892 included in long-term investments on the condensed consolidated balance sheet.

(4)	Included in prepaid and other current assets on the condensed consolidated balance sheet.

(5)	Included in long-term investments on the condensed consolidated balance sheet.
     The table below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

				Gain (Loss)
	Balance at			Recorded in		Balance at
	December 31,			Statement of	Unrealized	September 30,
	2009	Addition	Disposition	Operations	Gain (Loss)	2010
Auction rate securities classified as trading	$3,566	$—	$(3,700)	$134	$—	$—
Auction rate securities classified as available for sale	892	—	(100)	—	(9)	783
Asset associated with put option	102	—	—	(102)	—	—
Warrants	25	—	—	(25)	—	—

Total	$4,585	$—	$(3,800)	$7	$(9)	$783

Valuation of Investments and Put Option
     Level 1 and Level 2
     The Company’s available-for-sale securities include corporate notes and obligations, U.S. government and agency obligations, or certificate of deposits at September 30, 2010 and December 31, 2009. The Company values these securities using a pricing matrix from a reputable pricing service, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). However, the Company classifies all of its available-for-sale securities, except for U.S. treasury and certain auction rated securities, as having Level 2 inputs. The Company validates the estimated fair value received from the reputable pricing service on a quarterly basis. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.
     In December 2009, the Company executed a “Subscription Agreement for Units” (the “Agreement”) with ForceLogix Technologies, Inc. (“ForceLogix”). ForceLogix is a Canada-based public company that delivers on-demand sales management process optimization solutions for sales organizations. Pursuant to the Agreement, the Company purchased 2,639,000 units of ForceLogix for an aggregate of $250,000. Each unit consists of one common share and three quarters (3/4) of one common share purchase warrant of ForceLogix. In April 2010, the Company executed another “Subscription Agreement for Common Shares” with ForceLogix to purchase an additional 2,003,800 common shares of ForceLogix for a total of $150,000. The Company owns approximately 8% of the outstanding common shares of ForceLogix as of September 30, 2010 and does not have the ability to exercise significant influence.
     Prior to the third quarter of 2010, the Company valued the investment in the ForceLogix common stock using observable inputs (Level 1 inputs) and the related warrants using unobservable inputs (Level 3 inputs). Due to the reduced trading volume of ForceLogix’s common shares on the Canadian Stock Exchange in the third quarter of 2010, the Company considered that the share price was no longer qualified for Level 1 inputs which are defined as quoted prices in active markets. The share price was thus considered significant other observable inputs (Level 2 inputs) and the Company transferred the ForceLogix common stock investment of $162,000 from Level 1 to Level 2 in the fair value hierarchy as of September 30, 2010. There were no other transfers between Level 1 and Level 2 fair value hierarchies during the three and nine months ended September 30, 2010.
     Level 3
     The Company valued its auction rate securities classified as available-for-sale securities using unobservable inputs (Level 3). The Company utilized the income approach applying assumptions for interest rates using current market trends and an estimated term based on expectations from brokers for liquidity in the market and redemption periods agreed to by other broker-dealers. The Company also applied an adjustment for the lack of liquidity to the value determined by the income approach utilizing a put option model. As a result of the valuation assessment, the Company recorded an unrealized loss on auction rate securities classified as available-for-sale of $4,000 and $9,000 for the three and nine months ended September 30, 2010, respectively.
     In connection with certain auction rate securities, in October 2008, one financial institution with whom the Company held auction rate securities issued certain put option rights to the Company, which entitled the Company to sell its auction rate securities to the financial institution for a price equal to the par value plus any accrued and unpaid interest. These rights to sell the securities were exercisable at any time during the period from June 30, 2010 to July 2, 2012, after which the rights will expire. During the second quarter of 2010, two such auction rate securities were redeemed at par by the financial institution. The Company exercised its option to sell the remaining one auction rate security on June 30, 2010. The transaction was settled on July 1 at par. As a result of the disposal, the Company recorded a realized gain on sales of its auction rate securities classified as trading of $93,000 and $134,000, partially offset by a realized loss on the put option of $70,000 and $102,000, for the three and nine months ended September 30, 2010, respectively. The Company recorded a gain of $0.1 million and $0.5 million on auction rate securities classified as trading, partially offset by a loss on the put option of $0.1 million and $0.4 million, during the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, the Company does not have any auction rate securities classified as trading.

     The Company valued the ForceLogix warrants using the Black-Scholes-Merton option pricing model. At September 30, 2010, the fair value of the warrants is zero.
6. Commitments and Contingencies
     The Company is from time to time a party to various litigation matters and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters is likely to have a material adverse effect on the Company’s future financial results.
     The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case in the period they become known. At September 30, 2010, such liabilities recorded were insignificant. The Company believes that it has valid defenses with respect to the legal matters pending against the Company, and that a material loss under such matters is not probable or estimable, nor are any losses considered to be reasonably possible.
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

     The following table summarizes revenues for the three and nine months ended September 30, 2010 and 2009 by geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Americas	$16,088	$15,626	$46,189	$56,491
EMEA	1,338	1,571	3,901	8,338
Asia Pacific	1,043	194	1,681	832

	$18,469	$17,391	$51,771	$65,661

     Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.
     In the three and nine months ended September 30, 2010 and 2009, no customer accounted for more than 10% of the Company’s total revenues.
8. Comprehensive Loss
     Comprehensive loss is the total of net loss, unrealized gains and losses on investments and foreign currency translation adjustments. Unrealized gains and losses on investments and foreign currency translation adjustment amounts are excluded from net loss and are reported in other comprehensive loss in the accompanying condensed consolidated financial statements.
     The following table sets forth the components of comprehensive loss for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(1,587)	$(6,740)	$(11,285)	$(12,884)
Other comprehensive loss:
Change in unrealized loss on investments, net	(163)	30	(220)	169
Change in cumulative translation adjustments	61	(40)	(39)	93

Comprehensive loss	$(1,689)	$(6,750)	$(11,544)	$(12,622)

9. Stock-based Compensation
     Expense Summary
     The table below sets forth a summary of stock-based compensation expenses for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based Compensation Expenses:
Options	$376	$350	$1,331	$1,207
Restricted Stock Units	791	470	2,676	1,484
ESPP	103	185	315	526
Actek Acquisition Compensation	130	—	333	—

	$1,400	$1,005	$4,655	$3,217

     As of September 30, 2010, there was $2.8 million, $8.8 million and $0.5 million of total unrecognized compensation expense related to stock options, restricted stock units and the ESPP, respectively. This expense related to stock options, restricted stock units and the ESPP is expected to be recognized over a weighted average period of 2.39 years, 2.2 years and 0.7 years, respectively.

     The table below sets forth the functional classification of stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation:
Cost of recurring revenues	$157	$108	$394	$402
Cost of services revenues	157	185	599	441
Sales and marketing	180	221	760	795
Research and development	245	181	712	590
General and administrative	661	310	2,190	989

Total stock-based compensation	$1,400	$1,005	$4,655	$3,217

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock Option Plans
Expected life (in years)	3.50	3.50	2.50 to 3.50	0.50 to 3.50
Risk-free interest rate	0.81%	1.78%	0.81% to 1.52%	0.30% to 1.78%
Volatility	68%	67%	67% to 76%	63% to 106%
Dividend Yield	—	—	—	—

Employee Stock Purchase Plan

Expected life (in years)	0.50 to 1.00	0.50 to 1.00	0.50 to 1.00	0.50 to 1.00
Risk-free interest rate	0.19% to 0.26%	0.27% to 0.46%	0.18% to 0.34%	0.27% to 0.62%
Volatility	39% to 44%	68% to 101%	39% to 60%	68% to 126%
Dividend Yield	—	—	—	—

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
Overview of the Results for the Three and Nine months Ended September 30, 2010
     We are the market and technology leader in Sales Performance Management (“SPM”) software solutions designed to align internal sales resources and distribution channels with corporate strategy. Our software enhances core processes in sales management, such as the structuring of sales territories, the management of sales force talent, the establishment of sales targets and the creation and execution of sales incentive plans. Using our SPM software solutions, companies can tailor these core processes to further their strategic objectives, including coordinating sales efforts with long-range strategies regarding sales and margin targets, growth initiatives, sales force talent development, territory expansion and market penetration. Our customers can also use our SPM solutions to address more tactical objectives, such as successful new product launches and effective cross-selling strategies. Leading companies worldwide in the financial services, insurance, communications, high-technology, life sciences and retail industries rely on our solutions for their sales performance management and incentive compensation needs. Our SPM solutions can be purchased and delivered as either an on-demand service or an on-premise software solution. Our on-demand service allows customers to use our software products through a web interface rather than purchase computer equipment and install our software at their locations.
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

Revenue Growth
     During the third quarter of 2010, we grew total revenues sequentially for the third quarter in a row and we also grew total revenues year over year. Our revenues increased in the third quarter of 2010 by 8% to $18.5 million compared with $17.1 million in the second quarter of 2010; and by 6% from $17.4 million in the third quarter of 2009. Our sales force in North America, Europe, the Middle East and Africa (“EMEA”) stayed focused on driving recurring revenues streams. Recurring revenues accounted for 72% of total revenues in the third quarter of 2010, as compared to 77% in the second quarter of 2010 and 64% in the same period of 2009. The slight decrease of recurring revenues as a percentage of total revenues was a result of higher perpetual license revenues generated by sales to distributors in Asia Pacific and Latin America markets. We expect recurring revenues to run at approximately 75% of revenues through the remainder of 2010. Customer attrition remains low as our retention rates for our Software-as-a-Service (“SaaS”) offering and our legacy on-premise customers continue to be around 90%.
Cost Control and Non-GAAP Profitability
     During the quarter, we continued to benefit from our prior quarter cost-cutting actions to better align our cost base with our new business model. Operating expenses in the third quarter of 2010 were $10.0 million, compared to $10.5 million in the second quarter of 2010 and $13.0 million in the third quarter of 2009. To supplement our operating results presented on a GAAP basis, we use non-GAAP measures of operating results to analyze our cost-cutting actions. We believe non-GAAP operating result is also useful as one of the bases for comparing the impact of our cost control measures between periods. The presentation of non-GAAP operating results is not meant to be considered in isolation or as an alternative to operating expenses as an indicator of our performance. Non-GAAP operating results exclude stock-based compensation, restructuring expenses and amortization of acquired intangible assets. For the three months ended September 30, 2010, June 30, 2010 and September 30, 2009, stock-based compensation expenses were $1.4 million, $1.9 million and $1.0 million (including operating related stock-based compensation expenses of $1.1 million, $1.6 million and $0.7 million for each period, respectively); restructuring expenses were $0.5 million, $0.5 million and $2.0 million, respectively; amortization of acquired intangible assets was $0.1 million in each of these periods. Our third quarter 2010 non-GAAP operating expenses were $8.3 million, consistent with the level of the second quarter of 2010 and down 18% from $10.2 million in the third quarter of 2009, respectively. The decrease from the same period last year reflected our discipline in managing costs and our drive to achieve value from all of our resources. Our cost control combined with higher gross margin helped us realize a non-GAAP operating profit of $0.4 million during the third quarter of 2010. This is in contrast to the non-GAAP net loss of $1.2 million in the prior quarter and non-GAAP net loss of $3.5 million in the same period of 2009. We expect to incur some additional operating costs in the fourth quarter of 2010 related to increased legal, audit and SOX compliance fees. The increase in legal fees is related to a certain pending patent suit, which we believe is without merit and intend to vigorously defend.
Service Business
     Services revenues for the quarter were $3.6 million, up 3% from the second quarter of 2010 and down 33% from the third quarter of 2009. The decrease in services revenues from the prior year was mostly as expected as we transition to shorter and less expensive on-demand implementations.
     Services gross margin for the third quarter was 8%, up from negative 16% in the prior quarter; representing a positive swing of 24%. Utilization and average billing rate improved, as our broad based services offerings enjoyed strong demand throughout the quarter. With all the major projects we signed in prior quarters now underway and the higher utilization, we also expect slight improvement in the margin for the next quarter. Over the longer term, we expect to see further margin improvement as we drive moderately higher revenues and leverage less expensive third-party consulting resources. While we expect long-term improvement in our services margin, it is likely to fluctuate from period to period and we do expect services revenue to remain substantially below the level it was under our old perpetual license business model.
Challenges and Risks
     In response to market demand, we shifted our primary business focus from the sale of perpetual licenses for our products to the provision of our software as a service through our on-demand offering. Our on-demand model also provides more predictable quarterly revenues for us. During 2008, we were able to sustain positive gross margins on this on-demand offering for the first time since its launch in 2006. In the third quarter of 2009, as a further step in our transition to a recurring revenue business model, we began offering our on-premise products as a time-based term license arrangement. We believe this offering better addresses the needs of our customers that prefer our on-premise solution, and at the same time, will provide us with more predictable revenue streams. If we are unable to significantly grow our on-demand business or continue to provide our on-demand services on a consistently profitable basis in the future, or if our new on-premise time-based term license offering fails to achieve market acceptance, our business and operating results may be materially and adversely affected.

     From a business perspective, while we have a number of sales opportunities in process and additional opportunities coming from our sales pipeline, we continue to experience wide variances in the timing and size of our transactions and the timing of revenue recognition resulting from flexibility in contract terms. We believe one of our major challenges continues to be increasing prospective customers’ prioritization of purchasing our products and services over competing IT projects. To address this challenge, we have set goals that include expanding our sales efforts, promoting our on-demand services and continuing to develop new products and enhancements to our suite of products.
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
     We remain committed to achieving and sustaining profitability going forward. However, we will need to continue to execute on a number of our key operating initiatives to ensure attainment of this goal, including adding new customers and retaining existing customers, improving recurring revenues and services revenues margins and managing operating expenses. Many of the factors affecting our ability to succeed in these initiatives are wholly or partially beyond our control. If our efforts prove insufficient or ineffective or result in unanticipated disruption to our business, our ability to sustain profitability may be materially impaired.
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
     We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts and service remediation reserve, stock-based compensation, goodwill impairment, long-lived asset impairment and income taxes have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. It is also noted that we noted no indications of impairment of goodwill in our reporting unit as of September 30, 2010.

     There were no significant changes in our critical accounting policies and estimates during the three or nine months ended September 30, 2010 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Recent Accounting Pronouncements
     In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor-specific objective evidence of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods beginning after September 15, 2010; however early adoption is permitted. The Company is currently evaluating the impact of adopting these new standards on our consolidated financial position, results of operations and cash flows.
     See Note 1 of our Notes to Condensed Consolidated Financial Statements for information regarding the effect of newly adopted accounting pronouncements on our financial statements.

Results of Operations
Comparison of the Three and Nine months Ended September 30, 2010 and 2009, and the Three Months Ended June 30, 2010
Revenues, cost of revenues and gross profit
     The table below sets forth the changes in revenues, cost of revenues and gross profit for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 (in thousands, except for percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2010	Revenues	2009	Revenues	(Decrease)	Year
Revenues:
Recurring	$13,231	72%	$11,170	64%	$2,061	18%
Services	3,600	19%	5,349	31%	(1,749)	(33)%
License	1,638	9%	872	5%	766	88%

Total revenues	$18,469	100%	$17,391	100%	$1,078	6%

Cost of revenues:
Recurring	$6,664	50%	$5,711	51%	$953	17%
Services	3,306	92%	5,054	94%	(1,748)	(35)%
License	92	6%	214	25%	(122)	(57)%

Total cost of revenues	$10,062		$10,979		$(917)

Gross profit:
Recurring	$6,567	50%	$5,459	49%	$1,108	20%
Services	294	8%	295	6%	(1)	(0)%
License	1,546	94%	658	75%	888	135%

Total gross profit	$8,407	46%	$6,412	37%	$1,995	31%

	Nine		Nine
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2010	Revenues	2009	Revenues	(Decrease)	Year
Revenues:
Recurring	$38,783	75%	$34,669	53%	$4,114	12%
Services	10,734	21%	25,958	40%	(15,224)	(59)%
License	2,254	4%	5,034	8%	(2,780)	(55)%

Total revenues	$51,771	100%	$65,661	100%	$(13,890)	(21)%

Cost of revenues:
Recurring	$19,198	50%	$16,912	49%	$2,286	14%
Services	11,763	110%	22,034	85%	(10,271)	(47)%
License	290	13%	656	13%	(366)	(56)%

Total cost of revenues	$31,251		$39,602		$(8,351)

Gross profit:
Recurring	$19,585	50%	$17,757	51%	$1,828	10%
Services	(1,029)	(10)%	3,924	15%	(4,953)	(126)%
License	1,964	87%	4,378	87%	(2,414)	(55)%

Total gross profit	$20,520	40%	$26,059	40%	$(5,539)	(21)%

     The table below sets forth the changes in revenues, cost of revenues and gross profit for the three months ended September 30, 2010 compared to the three months ended June 30, 2010 (in thousands, except for percentage data):

	Three		Three
	Months		Months		Quarter to	Percentage
	Ended	Percentage	Ended	Percentage	Quarter	Change
	September 30,	of Total	June 30,	of Total	Increase	Quarter over
	2010	Revenues	2010	Revenues	(Decrease)	Quarter
Revenues:
Recurring	$13,231	72%	$13,265	77%	$(34)	(0)%
Services	3,600	19%	3,488	20%	112	3%
License	1,638	9%	387	2%	1,251	323%

Total revenues	$18,469	100%	$17,140	100%	$1,329	8%

Cost of revenues:
Recurring	$6,664	50%	$6,120	46%	$544	9%
Services	3,306	92%	4,045	116%	(739)	(18)%
License	92	6%	87	22%	5	6%

Total cost of revenues	$10,062		$10,252		$(190)

Gross profit:
Recurring	$6,567	50%	$7,145	54%	$(578)	(8)%
Services	294	8%	(557)	(16)%	851	(153)%
License	1,546	94%	300	78%	1,246	415%

Total gross profit	$8,407	46%	$6,888	40%	$1,519	22%

Revenues
     Total Revenues. Total third quarter revenues were $18.5 million, up 6% from the same period last year. Compared to the third quarter of 2009, the increase in the third quarter of 2010 was due to higher volume of revenue generated by on-demand, time-based term licenses, and perpetual licenses, partially offset by lower services revenues due to the transition of our business model. Total revenues for the nine months ended September 30, 2010 were $51.8 million, down 21% from prior year. The decrease in total revenues was primarily due to declines in license and services revenues as compared to the prior year. This decrease was mostly as expected and was reflective of the transition of our business model. The decrease year over year was partially offset by the revenues generated from the January Actek acquisition. Sequentially, total revenues increased by $1.3 million. This increase was primarily attributable to the increase in license revenues due to perpetual licenses sold in the emerging markets.
     Recurring Revenues. Recurring revenues, consisting of on-demand revenues, time-based term licenses and maintenance revenues, increased by $2.1 million, or 18%, in the three months ended September 30, 2010 compared to the same period last year. Recurring revenues increased by $4.1 million, or 12%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increases were primarily due to the growth in our on-demand subscription revenues and our time-based term licenses, which together were up 37% and 25% compared to the three and nine months ended September 30, 2009, respectively. Maintenance revenues associated with perpetual licenses decreased by $0.2 million and $0.6 million in the three and nine months ended September 30, 2010, respectively, primarily due to a number of on-premise customers converting to our on-demand service as well as decreased perpetual license sales to new customers partially offset by a small benefit from the January Actek acquisition.
     On a sequential basis, recurring revenues remained flat compared to the second quarter of 2010. The recurring revenue in the second quarter of 2010 benefited from an accelerated recognition of approximately $0.3 million of deferred revenues related to a customer conversion from on-demand to on-premise. Excluding this benefit, recurring revenue would have increased $0.3 million or 2% sequentially, mainly due to increase in on-demand and time-based term licenses revenues.

     Services Revenues. Services revenues decreased by $1.7 million, or 33%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Services revenues decreased by $15.2 million, or 59%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease from the prior year was expected as we completed our transition to our on-demand model, which involves shorter and less expensive implementations. On a sequential basis from the second quarter of 2010, services revenue increased $0.1 million, or 3%. The increase from the prior quarter was mainly due to improved utilization, higher average billing rate and recognition of revenue upon customer acceptance.
     License Revenues. In the three months ended September 30, 2010, perpetual license revenues increased $0.8 million or 88% and $1.3 million or 323%, respectively, compared to the three months ended September 30, 2009 and the three months ended June 30, 2010. These increases were primarily due to perpetual license contracts signed in the emerging markets of Asia Pacific and Latin America. In the nine months ended September 30, 2010, perpetual license revenues decreased by $2.8 million, or 55% compared to the same periods in 2009. The decrease was primarily attributable to our transition from a perpetual license business to a recurring revenue SaaS-oriented company in North America and EMEA. As a result, our perpetual license business in North America and EMEA continues to diminish in importance. We expect to continue to execute perpetual license transactions in markets that are less receptive to recurring revenue models, such as Asia Pacific and Latin America; however, we expect these revenues to fluctuate from period to period and in any case we do not expect perpetual license revenue to return to its historical levels.
Cost of Revenues and Gross Margin
     Cost of Recurring Revenues. Cost of recurring revenues increased by $1.0 million, or 17%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Cost of recurring revenues increased by $2.3 million, or 14%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was primarily due to increased amortization of intangible assets resulting from increased costs of third-party technology used in our products, as well as a higher portion of the amortization expense related to the aforementioned third-party technology being allocated to the on-demand business resulting from our transition to a SaaS model. The impact of these costs was $0.5 million and $1.4 million, for the three and nine months ended September 30, 2010, respectively. The increase also reflected increased infrastructure cost and contractor fees of $0.4 million and $1.1 million for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively. The increase in infrastructure cost was primarily due to fulfilling a higher level of customer orders resulting from the increase in on-demand subscriptions, for which revenues may or may not have been recognized. The cost of recurring revenues as a percentage of related revenues stayed flat on a year-over-year basis. The costs associated with supporting our on-demand offering are generally higher than the cost of maintenance related to our on-premise customers, as we are responsible for the full operation of the software that the customer has contracted for in our hosting facility.
     On a sequential basis from the second quarter of 2010, cost of recurring revenues increased by $0.5 million, or 9%, mainly due to increased use of third-party contractors for our business operations business in response to growing customer demand. Business operations provides plan administration services, which include, but are not limited to, compensation plan maintenance, customer service, issue resolution, production support and change management.
     Cost of Services Revenues. Cost of services revenues decreased by $1.8 million, or 35%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Cost of services revenues decreased by $10.3 million, or 47%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Sequentially, cost of services revenue decreased by $0.7 million, or 18%. The decrease year over year was primarily attributable to a 29% decrease in headcount from the third quarter of 2009 to the third quarter of 2010, related to the reduction in services revenues as discussed above. The decrease quarter over quarter was primarily due to an increase in deferred personnel costs related to a customer project that had yet to start recognition of revenue during the quarter. These deferred costs will be amortized along with the revenue when the project is completed.

     Cost of License Revenues. Cost of license revenues decreased by $0.1 million, or 57%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Cost of license revenues decreased by $0.4 million, or 56%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease year over year was primarily the result of our transition to a recurring revenue business. As a result of the transition, we have allocated to the cost of license revenues a lower portion of the amortization expense for intangible assets comprised of third-party technology used in our products. Sequentially, cost of license revenues remained flat, while license revenues increased. This was mainly due to the different mix of technology used in our product. As new perpetual license sales do not use certain third-party technology, a lower portion of the associated amortization expense for the intangible assets was allocated to the perpetual license business, resulting in flat cost.
     Gross Margin. Our overall gross margin was 46% and 40% for the three and nine months ended September 30, 2010, respectively, as compared with 37% and 40% for three and nine months ended September 30, 2009, respectively. The year over year increase during the third quarter was mainly due to higher perpetual license sales, which historically has had a higher margin. On a sequential basis, the overall gross margin increased from 40% primarily due to the higher services revenues margin.
     Our recurring revenue gross margin of 50% in the three months ended September 30, 2010, while consistent with the same period in prior year, reflected a slight decrease from 54% in the prior quarter. The decrease reflects the increased use of third-party services and contractors in response to the expansion of our business operations services during the quarter which generally has a lower margin. We also noted that the second quarter recurring revenue gross margin was benefited from an accelerated recognition of approximately $0.3 million of deferred revenues related to a customer conversion from on-demand to on-premise. This was equivalent to an approximately 1% margin contribution as the associated cost was recognized in prior periods. Recurring revenue gross margin in the first nine months of 2010 remained relatively flat at 50% compared to the same period of 2009.
     Services gross margin was 8% in the three months ended September 30, 2010, up from negative 16% in the prior quarter and 6% in the same period of 2009. The increase was primarily a result of improved utilization and average billing rate, as our broad based services offerings enjoyed strong demand throughout the quarter.
     Services gross margin was negative 10% for the nine months ended September 30, 2010, down from positive 15% in the same period of 2009. The negative services margin reflects lower than planned utilization resulting from the delay in projects and a decrease in our average billing rate for the first two quarters of 2010. With all the major projects we signed in prior quarters now underway and the improved utilization and average billing rate in the current quarter, we expect continued improvement in the margin for the next quarter. Over the longer term, we expect to see margin improvement as we drive higher revenues and leverage less expensive third party consulting resources. While we expect long-term improvement in our services margin, it is likely to fluctuate from period to period and we do not expect it to return to the level it was under our traditional perpetual license business model.
     License gross margin was 94% in the third quarter of 2010, up from 78% in the prior quarter and 75% in the third quarter of 2009. The increase was mainly due to the different mix of technology used in our product. As new perpetual license sales do not use certain third-party technology, a lower portion of the associated amortization expense for the intangible assets was allocated to the perpetual license business, resulting in higher margin. The license gross margin was flat at 87% for the nine months ended September 30, 2010 and September 30, 2009.

Operating Expenses
     The table below sets forth the changes in operating expenses for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, and the three months ended June 30, 2010 (in thousands, except percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2010	Revenues	2009	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$3,537	19%	$4,586	26%	$(1,049)	(23)%
Research and development	2,524	14%	3,397	20%	(873)	(26)%
General and administrative	3,511	19%	3,072	18%	439	14%
Restructuring	450	2%	1,973	11%	(1,523)	(77)%

Total operating expenses	$10,022	54%	$13,028	75%	$(3,006)	(23)%

	Nine		Nine
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2010	Revenues	2009	Revenues	(Decrease)	Year
Operating expenses:
Sales and marketing	$12,174	24%	$15,892	24%	$(3,718)	(23)%
Research and development	8,088	16%	10,871	17%	(2,783)	(26)%
General and administrative	10,371	20%	9,322	14%	1,049	11%
Restructuring	1,620	3%	2,778	4%	(1,158)	(42)%

Total operating expenses	$32,253	62%	$38,863	59%	$(6,610)	(17)%

	Three		Three
	Months		Months		Quarter to	Percentage
	Ended	Percentage	Ended	Percentage	Quarter	Change
	September 30,	of Total	June 30,	of Total	Increase	Quarter over
	2010	Revenues	2010	Revenues	(Decrease)	Quarter
Operating expenses:
Sales and marketing	$3,537	19%	$3,993	23%	$(456)	(11)%
Research and development	2,524	14%	2,427	14%	97	4%
General and administrative	3,511	19%	3,627	21%	(116)	(3)%
Restructuring	450	2%	451	3%	(1)	(0)%

Total operating expenses	$10,022	54%	$10,498	61%	$(476)	(5)%

     Sales and Marketing. Sales and marketing expenses decreased $1.0 million, or 23%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease was primarily due to a $0.5 million decrease in personnel related expenses as a result of reductions in headcount mainly in the third quarter of 2009 and the first quarter of 2010, and a weeklong companywide shutdown we implemented in July 2010, as well as a $0.2 million decrease in commission expense.
     Sales and marketing expenses decreased $3.7 million, or 23%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease was primarily due to a $1.7 million decrease in payroll expenses as a result of a 25% reduction in headcount, a $1.0 million decrease in sales commissions as a result of decrease in total revenues, a $0.4 million decrease in professional fees and a $0.3 million decrease in marketing expenses and lower overhead allocations as a result of reductions in headcount mainly in the third quarter of 2009 and the first quarter of 2010.

     On a sequential basis, sales and marketing expense decreased $0.5 million, or 11%, from the prior quarter. The decrease was due to a $0.2 million reduction in personnel related costs partly driven by the weeklong companywide shutdown we implemented during the quarter, a $0.1 million decline in stock-based compensation expenses, and a $0.1 million decrease in marketing expenses as part of the cost saving initiatives.
     Research and Development. Research and development expenses decreased $0.9 million, or 26%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Research and development expenses decreased $2.8 million, or 26%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease was primarily due to decrease in personnel related costs as a result of a 42% reduction in headcount. The decrease was partially offset by the increase in professional fees as we expand our use of offshore third-party technical services and support.
     On a sequential basis, research and development expense increased $0.1 million, or 4%, as compared to the prior quarter. The increase was primarily due to increased third-party contractor costs and bonus expenses.
     General and Administrative. General and administrative expenses increased $0.4 million, or 14%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. General and administrative expenses increased $1.0 million, or 11%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase year over year was primarily due to a $0.4 million and $1.2 million increase in stock-based compensation expenses related to large grant of restricted stock units in the first and third quarters of 2010 resulting in higher period expense allocation for the three and nine months ended September 30, 2010, respectively. The restricted stock units granted to executives in the first quarter were for retention purposes in lieu of a salary freeze. The restricted stock units granted to non-executive staff in the third quarter were for retention purposes in response to the relocation of our corporate headquarters in the third quarter. The increase in stock-based compensation expenses was partially offset by a recovery of bad debt expenses of $0.2 million.
     On a sequential basis, general and administrative expenses decreased $0.1 million, or 3%, compared to the prior quarter. The decrease was primarily due to lower stock-based compensation expenses of $0.4 million as compared with the second quarter of 2010 as a result of annual options and restricted stock units granted to our board members during the prior quarter. The decrease was partially offset by the bonus expenses of $0.2 million.
     Restructuring. Restructuring charges were $0.5 million and $1.6 million in the three and nine months ended September 30, 2010 compared to $2.0 million and $2.8 million, respectively, in same periods of 2009. Sequentially, restructuring charges remained flat compared to the prior quarter. The restructuring charges in the current quarter were mainly related to facilities restructuring costs as a result of consolidating office space, while restructuring charges in the second quarter of 2010 were mainly due to severance related payments. The cost savings programs in the first nine months of 2010 were substantially completed as of September 30, 2010.

Stock-Based Compensation
     The following table sets forth a summary of our stock-based compensation expenses for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2010	2009	(Decrease)	Year
Stock-based compensation:
Cost of recurring revenues	$157	$108	$49	45%
Cost of services revenues	157	185	(28)	(15)%
Sales and marketing	180	221	(41)	(19)%
Research and development	245	181	64	35%
General and administrative	661	310	351	113%

Total stock-based compensation	$1,400	$1,005	$395	39%

	Nine	Nine
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2010	2009	(Decrease)	Year
Stock-based compensation:
Cost of recurring revenues	$394	$402	$(8)	(2)%
Cost of services revenues	599	441	158	36%
Sales and marketing	760	795	(35)	(4)%
Research and development	712	590	122	21%
General and administrative	2,190	989	1,201	121%

Total stock-based compensation	$4,655	$3,217	$1,438	45%

     Total stock-based compensation expenses increased $0.4 million, or 39%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Total stock-based compensation expenses increased $1.4 million, or 45%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was primarily due to large grants of restricted stock units during the first and third quarter of 2010. These grants have resulted in higher period expense allocation. The restricted stock units granted to executives in the first quarter were for retention purposes in lieu of a salary freeze. The restricted stock units granted to non-executive staff in the third quarter were for retention purposes in response to the relocation of our corporate headquarters. The increase is also attributable to a $0.3 million amortized expense of the Actek acquisition contingent consideration that is considered compensatory (see Note 2 — Acquisition above for details).

Other Items
     The table below sets forth the changes in other items for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2010	2009	(Decrease)	Year
Interest and other income	$79	$49	$30	61%

Provision for income taxes	$51	$173	$(122)	(71)%

	Nine	Nine
	Months	Months		Percentage
	Ended	Ended		Change
	September 30,	September 30,	Year to Year	Year over
	2010	2009	Decrease	Year
Interest and other income (expense)	$(14)	$239	$(253)	(106)%

Provision for (benefit from) income taxes	$(462)	$319	$(781)	(245)%

     Interest and Other Income
     Interest and other income increased $30,000 in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Interest and other income decreased $0.3 million, or 106%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease was primarily attributable to a loss on a forward exchange contract of approximately $0.1 million and a loss due to remeasurement of our receivables denominated in foreign currencies, as a result of a weaker US dollar.
     Provision (benefit) for Income Taxes
     Provision for income taxes was $51,000 in the three months ended September 30, 2010 compared to $173,000 in the three months ended September 30, 2009. Benefit from income taxes was $462,000 in the nine months ended September 30, 2010 compared to provision for income taxes of $319,000 in the nine months ended September 30, 2009.
     The provision for the three months ended September 30, 2010 was primarily due to income taxes related to our foreign operations. The provision for the three months ended September 30, 2009 was primarily due to foreign withholding taxes and income taxes related to our foreign operations. The tax benefit in the nine months ended September 30, 2010 was mainly due to the recognition of deferred tax liabilities related to the intangible assets acquired from Actek and the associated release of a valuation allowance on the Company’s deferred tax assets of $0.6 million, partially offset by a $0.2 million provision for income taxes in the nine months ended September 30, 2010.

Liquidity and Capital Resources
     As of September 30, 2010, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $26.9 million and accounts receivable of $17.0 million.
     The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$108	$(2,248)
Investing activities	(1,051)	(11,494)
Financing activities	145	605
     Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $0.1 million for the nine months ended September 30, 2010 compared to net cash used in operating activities of $2.2 million in the nine months ended September 30, 2009. The increase was primarily attributable to cost reductions which resulted in a $14.4 million decrease in payroll-related costs due to lower headcount, a $5.7 million decrease in professional service costs and a $2.8 million decrease in employee expense reimbursements and other expenses. These cost reductions were partially offset by a $20.5 million decrease in cash collections resulting from the decrease in revenues.
     Net Cash Used in Investing Activities. Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2010 compared to net cash used in investing activities of $11.5 million for the nine months ended September 30, 2009. Net cash used in investing activities during the nine months ended September 30, 2010 was attributable to purchases of marketable investments of $13.4 million, purchases of property and equipment of $2.6 million (including a $1.0 million leasehold improvement funded by the landlord of our Pleasanton office), payment made for the Actek acquisition of $1.9 million, payments made to acquire certain intangible assets of $1.7 million, and an increase in restricted cash of $0.6 million related to our new Pleasanton office lease. These payments were partially offset by proceeds from maturities and sales of investments of $19.2 million. Net cash used in investing activities during the nine months ended September 30, 2009 was due to purchases of investments of $18.3 million, purchases of property and equipment of $1.6 million and payments made to acquire certain intangible assets of $1.5 million, partially offset by proceeds from maturities and sale of investments of $9.7 million and change in restricted cash of $0.2 million.
     Net Cash Provided by Financing Activities. Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2010 compared to net cash provided by financing activities of $0.6 million for the nine months ended September 30, 2009. Net cash provided by financing activities during the nine months ended September 30, 2010 was due to cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $1.4 million, partially offset by repayment of $0.9 million of debt assumed through the Actek acquisition, and cash used to repurchase common stock from employees for payment of taxes on vesting of restricted stock units of $0.4 million. Net cash provided by financing activities during the nine months ended September 30, 2009 was due to cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $1.7 million, partially offset by cash paid for repurchases of stock of $0.7 million and cash used to net share settle equity awards of $0.4 million.
Auction Rate Securities
     See Note 5 — Financial Instruments of our notes to condensed consolidated financial statements for information regarding our auction rate securities.

Contractual Obligations and Commitments
     The following table summarizes our contractual cash obligations (in thousands) at September 30, 2010. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the table. In addition, to the extent that payments for unconditional purchase commitments for goods and services are based, in part, on volume or type of services required by us, we included only the minimum volume or purchase commitment in the table below.

	Payments due by Period
		Remaining					2015
Contractual Obligations	Total	2010	2011	2012	2013	2014	and beyond
Operating lease commitments	$7,315	$267	$1,765	$1,172	$998	$904	$2,209

Unconditional purchase commitments	$664	$232	$330	$102	$-	$-	$-

     We relocated our headquarters to Pleasanton, California in August 2010. The annual rental expense is approximately $0.7 million under our Pleasanton lease, which expires in July 2017.
     For our New York, New York, San Jose, California and Pleasanton, California offices, we had three certificates of deposit totaling approximately $832,000 as of September 30, 2010. These certificates of deposit were pledged as collateral to secure letters of credit required by our landlords for security deposits. The certificate of deposits for our San Jose office of $153,000 will be released at the end of November 2010 as a result of the expiration of the lease.
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
     Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At September 30, 2010, the average maturity of our investments was approximately 8 months, and all investment securities other than auction rate securities had maturities of less than 24 months. The following table presents certain information about our financial instruments except for auction rate securities at September 30, 2010 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
			Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sale securities	$9,949	$6,214	$16,163	$16,168
Weighted average interest rate	0.51%	0.68%
     Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of September 30, 2010, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to interest rate risk related to debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest rate risk.
     Foreign Currency Exchange Risk. Our revenues and expenses, except those related to our non-United States operations, are generally denominated in United States dollars. For the three and nine months ended September 30, 2010 approximately 6.7% and 6.6%, respectively, of our total revenues were denominated in foreign currency. At September 30, 2010, approximately 15.7% of our total accounts receivable was denominated in foreign currency. Our exchange risks and foreign exchange losses have been minimal to date. We expect to continue to transact a majority of our business in U.S. dollars.
     Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency transactions. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.
     We had nil and $0.1 million of loss related to the forward exchange contracts in the three and nine months ended September 30, 2010. As of September 30, 2010, we had no outstanding foreign currency forward exchange contracts.

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
     In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three or nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
3.2	Second Amended and Restated Bylaws

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2010.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer, Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

Exhibit
Number	Description
3.2	Second Amended and Restated Bylaws

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act