Form 10-K
period 2010-12-31
CALLIDUS SOFTWARE INC
filed 2011-03-21
CIK 1035748

Use these links to rapidly review the document

CALLIDUS SOFTWARE INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Registrant's Telephone Number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant's common stock on June 30, 2010, as reported on the NASDAQ Global Market, was approximately $102.2 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of March 1, 2011, the Registrant had 33,451,308 shares of its common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant is incorporating by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2010 Annual Meeting of Stockholders to be held on June 1, 2011.

CALLIDUS SOFTWARE INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2010

© 1998-2011 Callidus Software Inc. All rights reserved. Callidus Software, the Callidus Software logo, and TrueComp Manager are trademarks, servicemarks, or registered trademarks of Callidus Software Inc. in the United States and other countries. All other brand, service or product names are trademarks or registered trademarks of their respective companies or owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will," and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature. These forward-looking statements include, but are not limited to, statements concerning the following: levels of recurring revenues, changes in and expectations with respect to license revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, staffing and expense levels and the impact of foreign exchange rate fluctuations. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, occurring after the date of this Annual Report on Form 10-K. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. For a detailed discussion of these risks and uncertainties, see the "Business" and "Risk Factors" sections in Items 1 and 1A, respectively, of this Annual Report on Form 10-K.

 PART I

Item 1.    Business

Callidus Software Inc.

        Incorporated in Delaware in 1996, Callidus Software Inc. is the market and technology leader in Sales Performance Management (SPM) software applications and services, sold to companies of every size throughout the world. Companies use SPM solutions to optimize investments in sales planning and performance, specifically in the areas of sales and channel quota, coverage, and incentive management. SPM solutions enable businesses to achieve new insights into the principal levers that drive sales force performance and specific business objectives so they can repeat sales successes for more sustainable, predictable sales growth. Sales performance programs are key vehicles in aligning sales and channel partner goals with top business objectives.

        The Callidus SPM suite has recently expanded to deliver a more comprehensive sales lifecycle management solution with the launch and successful deployment of On Demand Onboarding for the extended enterprise, and our acquisition of partner ForceLogix Inc. in 2011 for sales coaching and optimization. By facilitating effective management of sales selection and onboarding, sales goals, sales incentives and rewards, and performance optimization, our products allow our customers to optimize cost efficiencies and drive sales effectiveness across the lifecycle of the sales professional.

        While we offer our customers a range of purchasing and deployment options, from on demand subscription to on premise time-based licensing, our business and revenue model is focused on recurring revenue.

        Our software suite is based on our proprietary technology and extensive expertise in sales performance management, and provides the flexibility and scalability required to meet the dynamic SPM requirements of global companies of every size across multiple verticals.

        Our software consulting services offer customers a full range of SPM solution implementations, system upgrades, compensation plan enhancements, migration assistance, reporting and integration consulting and solution architecture services.

        As of December 31, 2010, over 2.0 million salespeople, brokers and channel representatives have their sales performance managed by our products.

Products

        The Callidus product suite provides an end-to-end solution for all aspects of sales and channel performance management, including sales capacity planning, agent recruiting and onboarding, sales goal planning, incentive and reward design and payment, sales coaching and optimization, and sales and channel effectiveness monitoring. Our products combine a complete web-based solution with flexible rules-based architecture, grid-based computing, reporting and analytics framework, and workflow functionality. While our horizontal solution is applicable to every industry, Callidus additionally provides value-added industry-specific solutions, particularly in financial services and insurance, telecommunications, life sciences and pharmaceuticals, and technology. Callidus solutions are cross-platform and standards-based, enabling them to be integrated with a wide range of IT systems and processes. Callidus also provides packaged integration with salesforce.com, enabling an organization's sales team to seamlessly access Callidus applications from its Sales Force Automation/Customer Relationship Management system.

        We offer our customers various options to purchase and deploy our products, primarily through on demand software-as-a-service (SaaS) subscription. Leveraging the Callidus On Demand service, organizations gain the benefit of SPM with a rapid deployment that provides flexibility, efficiency, cost savings, security, and reliability. Callidus On Demand can be configured with a selection of business process outsourcing levels and options that suit an organization's business objectives, requirements, and resources. Callidus On Demand customers rely on our Technical Operations services to provide the infrastructure, including operations, and software application operations layers required for SPM.

        Customers that prefer to run our products on their own premises can purchase time-based term, or in certain cases, perpetual licenses. Our time-based term license offering gives our customers the right to use our products for a period of time, typically 12 to 36 months. Fees under the time-based term licenses are generally billed annually. Thus, the up-front cost to purchase a time-based term license is significantly lower than that of a perpetual license. We started offering time-based term licenses on several of our products in the third quarter of 2009.

        Our products currently offered are listed below.

TrueComp Manager Application

        Our TrueComp Manager application automates the modeling, design, administration, reporting, and analysis of pay-for-performance programs for organizations ranging from hundreds to hundreds of thousands of sales people. Our customers use the TrueComp Manager application to design, test, and implement sales compensation plans that reward sales professionals based on customer-defined key performance indicators (KPIs), including profitability of sales or customer value, team-selling, and new product introduction or geographic expansion, or other sales- and service-based activities. The TrueComp Manager application enables our customers to define flexible market- and organizational-based goals and coverage models for its sales force and channels, accurately collect sales performance and financial data, apply it to each position's goals, and process and pay their sales force for achievement on target. The TrueComp Manager application provides a flexible, user-maintainable system that can be easily modified throughout fiscal periods based on organizational or market changes. The solution also provides sophisticated modeling functionality to enable organizations to simulate different organizational, incentive, and/or market scenarios and project financial results and sales expenditures. This combined modeling functionality enables organizations to structure efficient incentive plans and assess their cost to the organization.

        The TrueComp Manager application serves as the business user-facing application to set up compensation plans and incentives, territories, and goals, and to manage day-to-day operations of sales collections and payments. The solution collects and integrates multiple data feeds used to measure and process sales performance. The TrueComp grid component provides high-performance processing of compensation data and results and, together with our parallel processing functionality, enables organizations to manage global compensation. The application's modular, date-effective approach to defining compensation plans avoids the maintenance and change problems associated with homegrown solutions. The TrueComp Manager application was initially shipped in the first quarter of 1999 and is being offered to our customers predominantly through an on demand SaaS solution or under a time-based term license.

Callidus Reporting & Analytics

        Callidus Reporting delivers real-time production reports for detailed and summarized sales goal information. It delivers goal updates, progress to goal, order to payment tracking, and summarized compensation statements, enabling transparency and confidence in the sales incentive process across stakeholders, including the sales force, dealer networks, brokers and channel partners. With integrated reporting capabilities as part of the Callidus Software suite, businesses can quickly and efficiently deploy sales incentives, knowing that sales and channel partners receive up-to-date, transparent details on their performance and payments. The reports deliver at-a-glance summary snapshots for sales and enable quick and easy navigation to the orders and events that drive their compensation. Callidus Reporting software was initially shipped in the first quarter of 2006 and is being offered to our customers predominantly through an on demand SaaS solution, or under a time-based term license.

        Callidus Analytics enables businesses to quickly deploy performance dashboards across the finance, sales executive, and sales force teams to monitor and identify trends affecting sales team, product, territory, and customer performance. The solution provides out-of-the-box dashboards for sales, finance, and sales operations roles to interactively assess and identify trends affecting selling performance, and provides ad-hoc query capabilities for deeper analysis of the drivers of performance trends.

        Callidus Analytics is integrated with the TrueComp Manager solution. Callidus Analytics also allows integration with salesforce.com via AppExchange and other external CRM and ERP systems. Callidus Analytics software was initially shipped in the first quarter of 2006 and is being offered to our customers predominantly through an on-demand SaaS solution, or under a time-based term license.

Callidus Objective Management

        Callidus Objective Management enables organizations to design and deploy strategic objective-based bonus plans and long term incentive programs to drive business critical to the company's longer term development. Callidus Objective Management enables businesses to incorporate strategic initiatives, such as new product growth, regional expansion, pivotal competitive wins, and key customer initiatives with a well-aligned commissions strategy to promote the company's long-term health. The self-service application empowers administrators and managers to set, review, and reward objectives, and analyze objective performance, to achieve maximum impact on their key initiatives. Callidus Objective Management was initially available in the fourth quarter of 2008 and is being offered to our customers through an on-demand SaaS solution.

Callidus Quota Management

        Callidus Quota Management is designed to provide sales and finance teams with a solution that ensures sales quotas are allocated fairly based on market performance and coverage, on time, and are aligned with corporate revenue goals. Quota Management helps allocate quotas effectively and quickly using sophisticated business rules, and manages the rollout and approval process across sales teams and regions in a coordinated and timely manner, enabling everyone to be brought into the process. Callidus Quota Management was initially available in the fourth quarter of 2008 and is being offered to our customers through an on-demand SaaS solution.

Callidus Communicator

        Callidus Communicator is designed to help accelerate and streamline communications with a business' sales force and sales channels to help drive higher impact and more consistent results with incentive deployments. The solution can dramatically accelerate the process of rolling out new and updated compensation plans, special incentives, and strategic objective plans to the field, and helps track these documents through the inquiry, sign-off, and approval processes. The software helps expedite go-to-market for new products and services and accelerates sales readiness for new fiscal periods. Callidus Communicator was initially available in the third quarter of 2009 and is being offered to our customers through an on-demand SaaS solution.

Callidus Channel Management

        Callidus Channel Management for Telecommunications is targeted at telecommunication companies with large independent channels that need one central location to view and update dealer information. The solution provides businesses with a comprehensive view of dealer information, essential for providing the maximum service level to dealers. It helps businesses not only realize significant savings with better control and flexibility of incentive plans and payments to dealers, but also to manage disputes and adjustments required for independent dealers. Callidus Channel Management was initially shipped in the second quarter of 2007 and is being offered to our customers predominantly through an on-demand SaaS solution, or under a time-based term license.

Callidus Producer Management

        Callidus Producer Management is designed for insurance carriers with large independent distribution channels or a large number of captive agents. Callidus Producer Management streamlines producer administration by helping onboard, deploy, and pay producers, while providing visibility into channel operations. Producer management helps businesses not only realize significant hard-dollar savings with better control and flexibility of incentive plans and payments to producers, but also to rapidly onboard new producers, grow producer revenue, and ensure long-term producer loyalty. Callidus Producer Management was initially shipped in the second quarter of 2007 and is being offered to our customers predominantly through an on-demand SaaS solution, or under a time-based term license.

Callidus Onboarding

        Callidus Onboarding provides a platform to enable businesses to build and optimize discrete, re-usable workflows for critical sales and partner recruiting, background checking, and onboarding processes. Using Callidus Onboarding, businesses can integrate and automate coordinated systems and people processes to improve their operational productivity of onboarding sales and channel partners as part of a comprehensive sales performance management solution. The solution helps accelerate sales hiring and producer recruiting and contracting, enabling companies to reduce the time to meet critical capacity requirements and revenue goals, and control the costs of doing business with large producer volumes. At the same time, through built-in background checking and accreditation processing and tracking, the solution manages the risk of new appointments, enabling companies to focus on driving revenue and long-term sales growth. The product was initially shipped in the fourth quarter of 2010 and is being offered to our customers predominantly through an on-demand SaaS solution.

Callidus Coaching

        Callidus Coaching enables organizations to optimize and increase the effectiveness of their sales force and call centers. The flexible and open platform enables businesses to rank sales professionals and agents based on different KPIs from multiple data stores across the enterprise. Using the rankings, managers can easily identify the core activities and behaviors that drive top performance on specific KPIs with built-in visualization technology. They can then use these profiles to implement the right onboarding and training processes throughout their sales channels—building a concrete roadmap for their new hires and existing sales professionals to replicate the performance of their stars. This product was initially offered through resale. However, with the completion of our acquisition of Forcelogix in 2011, it will be offered as part of our SaaS solution set.

Callidus Plan Communicator

        Callidus Plan Communicator is a 100% native solution on the Force.com platform (developed by Salesforce.com) that accelerates the process of rolling out and communicating incentive plans across the sales force and obtaining acknowledgement from each sales person. With this solution, organizations can transform the sales plan deployment and approval process, accelerating new go-to-markets and fiscal period rollouts, and rolling out changes to sales strategy throughout the year. Plan Communicator was initially available in the third quarter of 2008 and is being offered to our customers through an on demand SaaS solution.

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

ACom3™

        ACom3™ is an incentive compensation automation suite which provides automation in integration, plan configuration, producer management, payout calculation and communication. ACom3 is built for business users, with product development focused on continual expansion of core product functionality to ensure ACom3 delivers end to end automation. The result of this focus is a highly user configurable system supporting rapid deployment, ease of use and reduced operational complexity. ACom3 is being offered to our customers predominantly through an on-demand SaaS solution and time-based term license since our acquisition of Actek in January 2010.

Services

        We provide a full range of services to our customers, including professional services, maintenance and technical support services, and professional development services.

        Professional Services.    We provide integration and configuration services to our customers and partners. Our on demand customers benefit from a quicker time to value than our traditional on-premise customers because our software is already up and running in our hosting facility. For these customers, professional services typically include the identification and sourcing of legacy data, configuration of application rules to create compensation plans, set up of pre-defined reports and custom reports, and the ability to interface our hosted application with other applications used by our customers. For those customers who purchase our on-premise solution, our services include the installation of our software, identification and sourcing of legacy data, configuration of the TrueComp Manager application rules necessary to create compensation plans, creation of custom reports and integration of our software with other products, and other general testing and tuning services. Installation, configuration, and other professional services related to our software can be performed by our customers, or at their discretion, by us or third-party implementation providers. We also provide services to our implementation partners to aid them in certain projects and training programs. In addition, we provide Callidus Strategic and Expert Services to help customers optimize incentive compensation business processes and management capability. The professional services we perform are generally performed on a time and materials basis.

        Sales Operations Services.    We provide a suite of value-added business outsourcing solutions designed to drive specific customer outcomes. Each solution includes clearly defined engagement plans, rapid deployment methods, and a proven track record of delivering value to customers. Services include Sales Operations Management for managing day-to-day operations and maintenance of the SPM system; Sales Performance Management for designing and deploying the right territory, quota, incentive plan, and coaching strategy to drive specific financial targets; Sales Performance Intelligence for analysis of capacity, coverage, and incentive effectiveness; and Sales Performance Optimization for benchmarking and tuning of the SPM system.

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

Operations, Technology and Development

        We offer our customers various options to purchase and deploy our products, primarily through on-demand, SaaS subscription and on-premise time based term license. Callidus On-Demand delivers all the advantages of SPM. By using Callidus On-Demand, organizations gain the benefit of SPM with a rapid deployment that provides flexibility, efficiency, cost savings, security, and reliability. Callidus On-Demand can be configured with a selection of service levels and options that suit an organization's business objectives, requirements, and resources. Callidus On-Demand customers rely on our Technical Operations services to provide the infrastructure, infrastructure operations, and Callidus Software application operations layers required for SPM. In addition to Technical Operations, we make available to all customers Sales Operations services. Sales Operations provides plan and reporting administration services, which includes compensation plan maintenance, report design and maintenance, customer service, issue resolution, production support, and incentive change management. Companies selecting this service do not need to hire and train a compensation analyst or compensation administration team to design and run the system.

        We have developed our On-Demand infrastructure on a high-performance fault-tolerant network with the goal of maximizing the availability, performance, and security of our application. We serve our customers primarily through a third-party facility, Raging Wire, located in California and in the fourth quarter of 2010 have opened a second data center located in Virginia owned by Latisys Systems to better serve the European market. Our hosting operations incorporate state-of-the-art x86 hardware running Solaris and Linux operating systems with a highly scalable proprietary grid computing engine. This allows our operations to support small and medium sized business at a low cost with the flexibility to scale to large and complex customer environments. Our hosting infrastructure and application architecture enables us to offer a service level commitment to our customers of 99% uptime per period, excluding designated periods of maintenance. We have adopted information security policies modeled on the ISO 27001 guideline and have a Chief Information Security Officer (CISO) who oversees our On-Demand privacy procedures. Our operations are SAS 70 Type 2 certified and comply with the HIPPA security guidelines.

        Callidus Software products are written in Java. TrueComp Manager is based on our proprietary rules engine, which is implemented on our scalable TrueComp Grid computing architecture. This technology offers our customers high degrees of functionality and flexibility, coupled with the scalability and reliability that enables them to maximize the return on investment in their SPM systems.

        Our research and development organization consists of experienced software engineers, software quality engineers, and technical writers. We organize the development staff along product lines, with an engineering services group providing centralized support for quality assurance, technical documentation, and advanced support. In 2010, 2009 and 2008, we recorded research and development expenses of $10.4 million, $13.9 million and $14.6 million, respectively. These expenses include stock-based compensation.

Customers

        While our products and services can serve the Sales Performance Management needs of all companies, we have driven particular penetration with our solutions and expertise in the telecommunications, insurance, banking, technology, and life sciences/pharmaceuticals markets. In 2010, 2009 and 2008, no customer accounted for more than 10% of our total revenues. Americas' revenues represented 88%, 87% and 86% of our total revenues in 2010, 2009 and 2008, respectively. The remaining amounts of revenue in each of the past three years have been generated in Europe and the Asia Pacific region.

        Now at over 230 customers, with $50 billion of incentives and compensation paid, for over 2.0 million payees in over 140 countries, we believe that we are the leader in the sales performance management space.

Sales and Marketing

        We sell and market our software through a direct sales force and in conjunction with our partners. In the United States, we have sales and service offices in Austin, Birmingham (Alabama), New York, and Pleasanton (HQ). Outside the United States, we have sales and service offices in the United Kingdom, Singapore and Hong Kong and will open an office in Australia in early 2011.

        Sales.    Our direct sales force, consisting of account executives, technical pre-sales engineers and field management, is responsible for the sale of our products to global enterprises across multiple industries, and is organized into geographic and new business and account-based territories. Our new business team is responsible for generating new qualified opportunities and following up on marketing campaigns.

        Marketing.    Our marketing activities include product, service, field, customer, and industry marketing functions as well as marketing communications. Product marketing is responsible for defining new product requirements, managing product life cycles, and generating content for sales collateral and marketing programs. Marketing communications is focused on both primary demand generation efforts to help increase awareness of SPM, and secondary demand generation efforts to drive sales leads for our products and services. This is done through multiple channels, including advertising, webcasts, industry events, email marketing, web marketing, and telemarketing. In addition, our corporate website is optimized to drive prospects to our solutions and generate additional sales opportunities.

Alliances and Partnerships

        We actively promote and maintain strategic relationships with systems integrators, consulting organizations, independent software vendors, value-added resellers, and technology providers. These relationships provide both customer referrals and co-marketing opportunities, which have helped in expanding our customer base. On a national and global basis, we have established alliances with partners such as Accenture and OpenSymmetry. We signed 8 new partners in 2010.

Competition

        Our principal competition comes from Oracle Corporation and internally developed software solutions. We also compete with other software and consulting companies that generally focus on specific industries or sectors, including Xactly, Merced Systems, Synygy, and Varicent. We believe that the principal competitive factors affecting our market are:

  •
  industry-specific domain expertise;

  •
  scalability and flexibility of solutions;

  •
  excellent customer service;

  •
  functionality of solutions; and

  •
  total cost of ownership.

        We believe that we compete effectively with the established enterprise software companies due to our focus, established market leadership, domain expertise, comprehensive suite and roadmap of solutions outside of core commission management, and highly scalable architecture. We believe we have more fully developed the domain expertise necessary to meet the dynamic requirements of today's complex sales performance and incentive compensation programs.

        Our On Demand offering competes favorably in terms of speed of implementation, reliability, security, scalability, and portability to an on-premise solution. The addition of our lifecycle solutions enhanced our ability to provide a comprehensive sales management solution delivered from a single vendor. While our competitors offer viable market alternatives, we believe that we have developed superior breadth and depth of functionality demanded by specific vertical markets, while providing increased operational flexibility to support more rapid deployment capability. Additionally, we have created substantial product differentiation by adding features into our products that are specific to each of our target markets, and that scale to growing business needs.

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

Employees

        As of December 31, 2010, we had a total of 260 employees. Of those employees, 46 were in sales and marketing, 60 were in research and development and technical support, 66 were in professional services and training, 42 were in on-demand operations, and 46 were in general and administration. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Executive Officers of the Company

        The following table sets forth certain information with respect to our executive officers as of March 1, 2010:

Name	Age	Position	Executive Officer Since
Leslie J. Stretch	49	President; Chief Executive Officer	2005
Ronald J. Fior	53	Senior Vice President, Finance and Operations; Chief Financial Officer	2002
V. Holly Albert	52	Senior Vice President, General Counsel and Corporate Secretary	2006
Meredith Calvert	36	Senior Vice President, Customer Service and Support	2010
Jimmy C. Duan	48	Senior Vice President, Asia Pacific and Latin America	2008
Michael L. Graves	41	Senior Vice President, Engineering	2007
Lorna Heynike	40	Senior Vice President, Marketing	2009
Saied Karamooz	46	Senior Vice President, Client Services	2010

        Leslie J. Stretch has served as our President and CEO since December 2007 and has served as a director on our board of directors since July 2008. Previously, Mr. Stretch was our Senior Vice President, Global Sales, Marketing and On-Demand Business from July 2007 to November 2007, Senior Vice President, Worldwide Sales from April 2006 to July 2007, and Vice President, Worldwide Sales from November 2005 to April 2006. Prior to joining Callidus, Mr. Stretch served as interim CEO for The Hamsard Group, plc. in the United Kingdom from April 2005 to September 2005. Previously, Mr. Stretch served in a variety of roles at Sun Microsystems, most recently as Senior Vice President of Global Channel Sales from January 2005 to April 2005, UK Vice President and Managing Director from February 2003 to January 2005, and UK Sales Director from May 1996 to February 2003. Prior to joining Sun Microsystems, Mr. Stretch served in a variety of roles at Oracle Corporation, U.K. including Director of Retail and Commercial Business UK from June 1995 to June 1996, Branch Manager Western Canada from 1994 to 1995, and Branch Manager Scotland from 1989 to 1994. Mr. Stretch holds a B.A. in Economics and Economic History from the University of Strathclyde and a Postgraduate Diploma in Computer Systems Engineering from the University of Edinburgh.

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

        Meredith Calvert has served as our Senior Vice President, Customer Service and Support since June 2010. Ms. Calvert has also served as our Vice President, Technical Services and Business Operations, from March 2008 to May 2010, Director of Technical Support from May 2006 to February 2008, and Call Center Manager from January 2004 to April 2006. Prior to joining Callidus Ms. Calvert served in a variety of roles at Journee Software, an enterprise application software company focused on data integration solutions, and PCOrder, an enterprise application software company focused on hardware delivery solutions, including Support Manager and Program Manager from December 1998 to January 2004. Ms. Calvert holds a Bachelor of Science degree in Business Administration from Texas Tech University.

        Jimmy C. Duan has served as our Senior Vice President, Asia Pacific and Latin America since February 2010. Mr. Duan has also served as our Senior Vice President, Mid-Market Business from October 2008 to February 2010, Vice President, Strategic Services from October 2005 to April 2006, Managing Director, Expert Services from April 2004 to September 2005, and Managing Director, Western Area Consulting from March 2001 to March 2004. From February 2008 to October 2008, Mr. Duan was employed by Xactly Corporation, an on-demand sales compensation solution provider, serving as its Vice President, Products and Professional Services and as its Vice President, Client Services from May 2006 to January 2008. Mr. Duan also served as Director of Business Intelligence and Data Warehousing at Quovera, a business consulting and technology integration provider, from May 1999 March 2001 and as Solutions Manager at Talus Solutions, a pricing and revenue management software solution provider, from October 1996 to May 1999. Mr. Duan holds a B.S. in Engineering from Central-South University in China and a Ph.D. in Industrial and Systems Engineering from Virginia Tech.

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

        Saied Karamooz has served as our Senior Vice President, Client Services since May 2010. Prior to joining Callidus, from January 2009 to April 2010, Mr. Karamooz was on a personal sabbatical and from September 2003 to December 2008, he was a partner at Accenture, a global management consulting, technology services and outsourcing company. Mr. Karamooz holds a BS degree in Computer Science, an MBA, and an MS degree in Information Sciences from Pennsylvania State University.

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

 RISKS RELATED TO OUR BUSINESS

         We have a history of losses, and we cannot assure you that we will sustain our recent profitability.

        Our transition to a recurring revenue model resulted in non-GAAP quarterly operating profits in the third and fourth quarters of 2010. The profits were insufficient to offset losses in the first half of 2010. Consequently, we incurred net losses of $12.7 million in 2010, which follows net losses of $18.0 million and $13.8 million in 2009 and 2008, respectively. Additionally, as part of our transition, revenues from perpetual licenses and professional services have declined significantly, and we do not expect revenues from either to return to historical levels. Furthermore, as a result of the transition to a recurring revenue model and in the face of challenging macro-economic conditions, our revenue decreased by 13% from 2009 to 2010. To maintain our recent non-GAAP profitability, we must further increase our total revenues, principally by growing our recurring revenue offerings by entering into more or larger transactions and maintaining or reducing the rate of existing customer cancellations. As an example of ways to increase our recurring revenue, beginning in the second half of 2009 we began to offer time-based term licenses of our software applications to those customers that are only interested in solutions available for use on their premises. While we have closed a number of time-based term license transactions since its introduction, there is no assurance that this new licensing structure or others will be well received by the customers in our target markets or result in substantial growth of our recurring revenues. If we cannot increase our recurring revenue, our future results of operations and financial condition will be adversely affected and we may be unable to maintain profitability.

        To maintain non-GAAP profitability, we must also ensure that our cost structure is aligned with our new model. To reduce our expenses, we took a number of cost reduction steps in 2010. These cost reduction efforts included headcount reductions. In connection with restructurings in 2010, 2009 and 2008, we incurred expenses of $1.7 million, $3.0 million, and $1.6 million, respectively. We are continuing to monitor our expenses in an effort to further optimize our performance for the long-term. However, there is no assurance that these steps to manage our expenses will be adequate or that unforeseen expenses, or difficulties or delays may prevent us from realizing our goals. Consequently, we may be required to incur additional restructuring expenses or implement other cost reduction efforts in the future and, even with these or any future actions, we cannot be sure that we will sustain profitability on a quarterly or annual basis in the future. In addition, we cannot be certain that steps taken to control our costs in the near term will not adversely affect our prospects for long-term revenue growth. If we cannot increase our total and recurring revenues, continue to improve our gross margins, and control our costs, our future results of operations and financial condition will be negatively affected.

         If we are unable to increase the profitability of our recurring revenue products and services, experience significant customer attrition, or if we are required to defer recognition of revenue, our operating results could be adversely affected.

        We have invested, and expect to continue to invest, substantial resources to expand, market, and implement and refine our recurring revenue products and services offerings. Our business model shift to recurring revenues, and our on-demand services in particular, has generally generated much lower gross margins than our traditional perpetual license sales. If we are unable to increase the volume of our on-demand business to offset the lower margins, we may not be able to achieve sustained profitability.

        In order to sustain or increase our recent operating profitability, we must improve gross margins in our recurring revenue product and services offerings. Factors that could harm our ability to improve our gross margins include:

  •
  Increased costs to license and maintain third party software embedded in our software applications or the cost to create or substitute such third party software if it can no longer be licensed on commercially reasonable terms;

  •
  our inability to maintain or increase the prices customers pay for our products and services based on competitive pricing pressures and general economic conditions limiting customer demand;

  •
  increased cost of third party services providers, including hosting facilities for our on-demand operations and professional services contractors performing implementation and technical support services to on-demand customers;

  •
  customer contractual requirements that delay revenue recognition until customer implementations commence production operations or customer-specific requirements are met;

  •
  significant attrition as customers decide for their own economic or other reasons to not renew their on-demand contracts when they are up for renewal could negatively impact the efficiency of our data centers and lead to the costs being spread over fewer customers negatively impacting gross margin;

  •
  inefficiencies, delays and unacceptable quality from our third party vendors performing product development, technical support and professional implementation services;

  •
  the inability to implement, or delays in implementing, technology-based efficiencies and efforts to streamline and consolidate processes to reduce operating costs; and

  •
  higher wage and benefits costs for our existing personnel or the need to increase the number of our employees to support increasing customer demands for our professional services, technical support or general operations.

        If we are unable to increase our recurring revenue gross margins, our ability to sustain or increase our operating profits will be hindered and our operating results and financial condition will be adversely affected.

         Because we recognize revenue from subscriptions for our on-demand service and maintenance support over the terms of the subscription and maintenance support agreements, downturns or upturns in sales may not be immediately reflected in our operating results.

        We generally recognize on-demand and maintenance revenues from customers ratably over the terms of their subscription and maintenance support agreements, which are typically 12 to 24 months, although terms can range from one to 60 months. As a result, most of the recurring revenues we report in each quarter result from the recognition of deferred revenue relating to subscription and maintenance agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions and maintenance in any one quarter will not necessarily be fully reflected in the revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our on-demand service and time-based term licenses may not be fully reflected in our results of operations until future periods. Our on-demand subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

         Our success depends upon our ability to develop new products and services and enhance our existing products and services rapidly and cost-effectively. Failure to successfully introduce new or enhanced products and services may adversely affect our operating results.

        The sales performance management software market is characterized by:

  •
  Rapid technological advances in hardware and software development;

  •
  evolving standards in computer hardware, software technology and communications infrastructure;

  •
  changing customer needs; and

  •
  frequent new product introductions and enhancements.

        To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, achieve market acceptance and effectively respond to competitive product introductions, we must quickly identify emerging trends and requirements, accurately define and design enhancements and improvements for existing products and services and introduce new products and services. Accelerated introductions and short product life cycles for products and services require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products or services we develop may not be introduced in a timely manner or available in a distribution model acceptable to our target markets and may therefore not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to quickly and successfully develop and distribute new products and services cost-effectively or enhance existing products and services or if we fail to position and price our products and services to meet market demand, our business and operating results will be adversely affected.

         Our use of third-party international product development, support and professional services may prove difficult to manage or of inadequate quality to allow us to realize our cost reduction goals and produce new products and services and provide professional services in order to drive growth.

        We use an India-based firm to provide certain software engineering services for product development, customer technical support and professional consulting services and we expect to expand our use of this and other offshore third-parties to perform technical services in the future. Shifting more of our new product and services development, support and professional consulting efforts to offshore resources has required and will continue to require, detailed technical and logistical coordination to ensure that international resources are aware of and understand development specifications and customer support, implementation and configuration requirements and that they can meet applicable timelines or, if they are not met, that any delays are not significant. We may not be able to maintain acceptable standards of quality in support, product development and professional services. If we are unable to successfully maintain the quality of services provided by our international third-party service providers, our attempts to reduce costs and drive growth through new products and margin improvements in technical support and professional services may be negatively impacted, which would adversely affect our results of operations. Additionally, if we transition too much of our development, support or professional services offshore and we are not able to effectively manage these out-sourced providers, our ability to quickly respond to changing market demands and support our customers may be severely compromised which could adversely affect our business and results of operations. In addition, outsourcing services to offshore providers may expose us to misappropriation of our intellectual property or that of our customers, or make it more difficult to defend our rights in our technology.

         Our quarterly revenues and operating results are likely to continue to fluctuate, possibly substantially, which may harm our results of operations.

        Although our revenue is primarily focused on recurring revenues, we anticipate continuing perpetual license revenue business, particularly with international customers. Some perpetual license revenue is difficult to forecast and which is likely to fluctuate, sometimes significantly, from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. We expect that our ongoing focus on our on-demand business will result in lower revenues from perpetual licenses and decreased customer expenditures on professional services over historical levels. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as definitive indicators of future performance.

        Factors that may cause our quarterly revenue and operating results to fluctuate include:

  •
  the discretionary nature of our customers' purchase and budget cycles and changes in their budgets for software and related purchases;

  •
  the priority our customers place on the purchase of our products as compared to other information technology and capital acquisitions;

  •
  competitive conditions in our industry, including new product introductions, product announcements and discounted pricing or special payment terms offered by our competitors;

  •
  changes in the average selling prices of our products;

  •
  varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenues;

  •
  indeterminate and often lengthy sales cycles;

  •
  changes in the mix of revenues attributable to higher-margin product license or maintenance revenues as opposed to substantially lower-margin on-demand and professional services and other revenues;

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

  •
  the extent to which our customer's needs for professional services are reduced as a result of product improvements as well as implementation efficiencies in our on-demand offering over traditional on-premise implementations;

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

         Decreases in renewal rates for customer on-demand subscription or on premise maintenance arrangements could materially impact our future revenues or operating results.

        Our customers have no obligation to renew their subscriptions for our on-demand service or maintenance support for term or perpetual license transactions after the expiration of their initial subscription or maintenance period, which is typically 12 to 24 months, and some customers have elected not to renew. Our customers may renew for fewer payees or renew for shorter contract lengths. In addition, in 2009 we began to offer a pay-as-you-go model, whereby customers can pay for our on-demand service on a monthly basis without a long-term commitment, which may unexpectedly increase the rate of customer non-renewals and thus negatively affect our recurring revenue during any reporting period. Accordingly, although renewal rates have remained relatively consistent for our on-demand and license customers, there is no assurance that this will continue. If our customers' renewal rates decline or fluctuate as a result of a number of factors, including their reduced spending levels, their decision to do more of the work themselves internally, or dissatisfaction with our service, or if our customers do not renew their subscriptions for our on-demand services or maintenance support, our revenue will be adversely affected and our business will suffer.

         Our professional services revenues declined materially in recent periods as a result of changes to our business model, and we do not expect them to return to previous historical levels.

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

  •
  Historically, our on-premise enterprise software license transactions require post-implementation professional services, typically in the form of upgrade, updates and configuration support. Under our on-demand solution model, upgrades and updates are included in our on-demand technical operations thereby further reducing customers' professional services needs.

  •
  The number of third party professional services providers capable of implementing, configuring and performing other consulting services related to our on-demand solutions, including our partners and traditional subcontractors, continues to expand, increasing competition with our internal professional services organization.

For these and other reasons, our professional service revenues may decline further in the future.

         We might not be able to manage our operations efficiently or profitably.

        Since 2008, we have significantly reduced the size of our internal organization as we have transitioned to a recurring revenue model, expanded our offshore and third party professional services partnerships and in reaction to the challenging economic environment during this time. As we continue to optimize our operations in relation to our recurring revenue model, we expect additional adjustments or restructuring in our organizational structure will continue. The actions we have taken and may take in the future may cause disruptions in or add complexity to our operations. In addition, during periods of growth in our operations, we will likely need to expand the size of our staff, grow and manage our related operations and third party partnerships and strengthen our financial and accounting controls. Any expansion may increase our expenses, and there is no assurance that our infrastructure would be sufficiently scalable to efficiently manage any growth that we may experience. If we expand our operations, our systems, procedures or controls might not be adequate to support expansion. Further, to the extent we invest in additional resources and growth in our revenues does not ensue, our operating results would be adversely affected. If we are unable to further leverage our operating cost investments as a percentage of revenues our ability to generate or increase profits will be adversely impacted.

         Our service revenues produce substantially lower gross margins than our license and recurring revenues, and periodic variations in the proportional relationship between services revenues and higher margin recurring and license revenues have harmed, and may continue to harm, our overall gross margins.

        Our services revenues, which include fees for consulting, implementation and training, were 21%, 37%, and 46% of our revenues for 2010, 2009 and 2008, respectively. Our services revenues have substantially lower gross margins than our recurring and license revenues.

        Historically, services revenues as a percentage of total revenues have varied significantly from period to period due to a number of circumstances including fluctuations in licensing and, to a lesser extent, recurring revenues, changes in the average selling prices for our products and services and the effectiveness and appeal of competitive service providers. More recently, the extent of the fluctuations has diminished, primarily as a consequence of decreased need for consulting services and fewer perpetual license transactions under our recurring revenue model. However, while the fluctuation in the percentage of services revenues as compared to total revenues has moderated on a quarterly basis, we continue to expect wider variability in services revenue itself from quarter-to-quarter, principally as the number of new recurring revenue customer transactions varies from quarter to quarter.

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

  •
  the complexity of the customers' information technology environments;

  •
  the priority and resources customers place on their implementation projects; and

  •
  the extent to which outside consulting organizations provide services directly to customers.

        As an example of pressure on our services offerings, many of our potential customers are outsourcing technology projects offshore to take advantage of lower labor costs and we have also begun utilizing more offshore subcontracting resources to provide professional services at competitive market rates. Additionally, market rates for the types of professional services we offer may be greater or less than the rates we charge domestically depending on the geographic regions where the services are performed. Moreover, as we expand our international services operations, revenues may be impacted by fluctuations in currency exchange rates. Consequently, as we expand our customer base internationally, we expect greater variation in the proportion of services revenues compared to our other higher margin recurring and license revenues, which may increase or erode margins for our service revenues and our overall gross margins.

         The market for sales performance management software is still evolving and may not continue to develop as we expect.

        Our business is in the market for sales performance management software, which is an evolving market. We believe one of our key challenges is to convince prospective customers of their need for our products and services and to persuade them that they should make purchases of our products and services a higher priority relative to other projects. Our future financial performance will depend in large part on continued growth in the number of organizations adopting sales performance management software as a solution to address the problems related to managing the performance of their sales organizations. The market for sales performance management software may not develop as we expect, or at all. Moreover, our competitors may be more successful than we are in capturing the market. In either case, our business and operating results will be adversely affected.

         Disruptions in the financial and insurance industries or the global economic crisis may adversely affect our revenues, operating results and financial condition.

        A substantial portion of our revenues have been derived from sales of our products and services to customers in the insurance, high technology, manufacturing, and pharmaceuticals industries. The substantial disruptions in these industries and in the financial sector in 2009 and 2010 resulted in customers deferring or cancelling future planned expenditures on our products and services. Further, consolidations and business failures in these industries could reduce demand for our products and services even more. In addition, the disruptions in these industries and the concurrent global financial crisis may cause other potential customers to defer or cancel future purchases of our products and services as they seek to conserve resources in the face of economic turmoil and the drastically reduced availability of capital in the equity and debt markets. Any of these developments, or the combination of these developments, may adversely affect our revenues, operating results and financial condition in future periods.

         Acquisitions and investments present many risks, and we may not realize the anticipated financial and strategic goals for any such transactions.

        We continue to evaluate opportunities to expand our product and services offerings to meet our customers' needs and grow revenues, both through internal development efforts and external acquisitions and partnerships. Consequently, we may in the future acquire or make investments in other companies, products, services and technologies. For example, in February 2011, we acquired ForceLogix, Inc., an online sales processes and coaching solution provider and in January 2010, we completed the acquisition of Actek, a leading provider of commissions and compliance software for complex selling environments for the insurance and financial services industries. We may not realize the expected benefits of acquisitions or investments we made or may make in the future. For example, after acquiring Compensation Technologies in January 2008 to strengthen our professional service operation, demand for our professional services declined substantially, in the face of challenging macro-economic conditions. In addition, acquisitions and investments involve a number of risks, including the following:

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

  •
  we may become exposed to liabilities associated with the sale of the acquired business' products and services;

  •
  our ongoing business and management's attention may be disrupted or diverted by transition or integration issues or the complexity of managing geographically and culturally diverse locations;

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

        Our success depends to a significant extent on the abilities and effectiveness of our personnel, and in particular our president and chief executive officer and our other executive officers. All of our existing personnel, including our executive officers, are employed on an "at-will" basis. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Likewise, if a number of employees from specific departments were to depart, our short-term ability to maintain business operations and implement our business plan may be impaired. Additionally, if we are unable to quickly hire qualified replacements for our executives, other key positions or employees within specific departments, our ability to execute our business plan could be harmed. Even if we can quickly hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

         Our products have long sales cycles, which makes it difficult to plan our expenses and forecast our results.

        The sales cycles for our various recurring revenue solutions are still evolving, and as we continue to broaden our offerings it is difficult to determine with any certainty how long our sales cycles for our solutions will be in the future. Consequently, it remains difficult to predict the quarter in which a particular sale will close and to plan expenditures accordingly. Moreover, because sales are often completed in the final two weeks of a quarter, the impact of recurring revenue transactions is typically not reflected in our financial statements until subsequent quarters. Additionally, global economic uncertainty and corporate cost-cutting are likely to continue throughout 2011, thereby prolonging the difficulty of predicting sales into the foreseeable future. The period between our initial contact with a potential customer and its purchase of our products and services is relatively long due to several factors, which may include:

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

         Deployment of our products and services frequently requires substantial technical implementation and support by us or third-party service providers. Failure to meet these requirements could cause a decline or delay in recognition of our revenues and an increase in our expenses.

        Deployments of our products and services frequently require a substantial degree of technical and logistical expertise. Moreover, our customers can require large, enterprise-wide deployments of our products and services. It may be difficult for us to manage these deployments, including the timely allocation of personnel and resources by us and our customers. Failure to successfully manage the process could harm our reputation both generally and with specific customers and may cause us to lose existing customers, face potential customer disputes or limit the number of new customers that purchase our products, each of which could adversely affect our revenues and increase our technical support and litigation costs.

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

         Breaches of security or failure to safeguard customer data could create the perception that our products and services are not secure, causing customers to discontinue or reject the use of our products or services and potentially subject us to significant liability. Implementing, monitoring and maintaining adequate security safeguards may be costly.

        Our on-demand service allows our customers to access our software and transmit confidential data, including personally identifiable individual data of their employees, agents, and customers over the Internet. We also store data provided to us by our customers on servers in a third-party data warehouse. In addition, we may have access to confidential and private individual data as part of our professional services organization activities, including implementation, maintenance and support of our software for time-based term and perpetual license customers.

        Moreover, many of our customers are subject to heightened security obligations regarding the personally identifiable information of their customers. In the United States, these heightened obligations particularly affect the financial services, healthcare and insurance sectors, which are subject to stringent controls over personal information under the Gramm-Leach-Bliley Act, Health Insurance Portability and Accountability Act, Health Information Technology for Economic and Clinical Health Act and other similar state and federal laws and regulations. In addition, the European Union Directive on Data Protection as well as the laws and regulations of the Member States of the European Union implementing the directive create international obligations on the protection of personal data that typically exceed security requirements mandated in the United States. The security measures we have implemented and may need to implement, monitor and maintain in the future to satisfy the requirements of our customers may be substantial and involve significant time and effort, which are typically not chargeable to our customers.

        If we do not adequately safeguard the information imported into our software or otherwise provided to us by our customers, or if third parties penetrate our systems or security and misappropriate our customers' confidential information, our reputation may be damaged and we may be sued and incur substantial damages in connection with such disclosures or misappropriations. Even if it is determined that our security measures were adequate, the damage to our reputation may cause customers and potential customers to reconsider the use of our software and services, which may have a material adverse effect on our results of operations.

         If we are unable to hire and retain qualified employees and subcontractors, including sales, professional services, technical support and engineering personnel, our growth may be impaired.

        To expand our business successfully and maintain a high level of quality, we need to continually recruit, retain and motivate highly skilled employees and subcontractors in all areas of our business, including sales, professional services and engineering. In particular, if we are unable to hire or subcontract for and retain talented professional services and technical support personnel with the skills, and in the locations, we require, we might need to redeploy existing personnel or further increase our reliance on subcontractors to fill certain of our labor needs. As our customer base increases and as we continue to evaluate and modify our organizational structure to increase efficiency, we are likely to experience staffing constraints in connection with the deployment of trained and experienced professional services and support resources capable of implementing, configuring, maintaining and support our software and related services for existing customers. Moreover, as a company focused on the development of complex products and providing online services, we are often in need of additional software developers and engineers.

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

        Many of our enterprise resource planning competitors and other potential competitors have significantly greater financial, technical, marketing, service and other resources. Many also have a larger installed base of users, longer operating histories or greater name recognition. Some of our competitors' products may also be more effective at performing particular SPM or EIM system functions or may be more customized for particular customer needs in a given market. Even if our competitors provide products with less SPM or EIM system functionality than our products, these products may incorporate other capabilities, such as recording and accounting for transactions, customer orders or inventory management data. A product that performs these functions, as well as some of the functions of our software solutions, may be appealing to some customers because it would reduce the number of software applications used to run their business.

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

         A substantial majority of our revenues are derived from our TrueComp® software application and related products and services, and a decline in sales of these products and services could adversely affect our operating results and financial condition.

        We derive, and expect to continue to derive, a substantial majority of our product revenues from our TrueComp application and related products and services. Our on-demand solution consists substantially of our TrueComp application. In addition, our installed base of perpetual license customers predominantly purchased our TrueComp application, and our ability to generate maintenance revenue from these customers depends on their continued use of our TrueComp application. As a result of these factors, on-demand and maintenance revenue from these customers depends on the customer use of our TrueComp application, we are particularly vulnerable to fluctuations in demand for our TrueComp application. Accordingly, if demand for our TrueComp application and related products and services decline significantly, our business and operating results will be adversely affected.

         If we reduce prices, alter our payment terms or modify our products or services in order to compete successfully, our margins and operating results may be adversely affected.

        The intensely competitive market in which we do business may require us to reduce our prices and/or modify our pricing strategies in ways that may adversely affect our operating results. If our competitors offer deep discounts on competitive products or services, we may be required to lower prices or offer other terms more favorable to our customers in order to compete successfully. Some of our competitors may bundle their software products that compete with ours with their other products and services for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, limit the prices that we can charge for our products or cause us to modify our existing market strategies for our products and services. If we cannot offset price reductions and other terms more favorable to our customers with a corresponding increase in sales or decreased spending, then the reduced revenues resulting from lower prices or revenue recognition delays would adversely affect our margins and operating results.

         Our products rely on third party software licenses to operate and the delivery of our on-demand services relies on services provided by third parties, and the loss or inability to maintain these licenses or receive these services, errors in such software, discontinuation or updates to such software, or disruption in such services could result in increased costs, delayed sales, or customer claims against, or termination of, our existing agreements.

        We license technology from several software providers for our rules engine, analytics, and web viewer application, and we anticipate that we will continue to do so for these features and other applications and from these or other providers in connection with future products. We also rely on generally available third-party software to run our applications. Any of these software applications may not continue to be available on commercially reasonable terms, if at all, or new versions may be released that are incompatible with our prior or existing software releases. Some of the products could be difficult to replace, and developing or integrating new software with our products could require months or years of design and engineering work. The loss or modification of any of these technologies could result in delays in the license of our products until equivalent technology is developed or, if available, is identified, licensed and integrated. Acquisitions of our third-party technology licenses by our competitors or otherwise may have a material adverse impact on us if the acquirer seeks to cancel or change the terms of our license.

        We use a third party data center facility in California and, a third party data center in Virginia to deliver our on demand solution. We do not control the operation of these facilities and the third party operators of these facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. In addition, these facilities are vulnerable to damage and service interruptions particularly considering they are located in areas known for risks from natural and other types of disasters such as earthquakes, hurricanes, floods, power losses, and telecommunications failures. Interruptions in the services provided by these facilities, whether by disasters or the inability to reach contractual agreements with our third party hosting providers, may result in unexpected and possibly lengthy service interruptions. Any service interruptions, regardless of the cause, may result in material liability claims against us for breach of service level commitments to our customers, customer terminations and damage to our reputation.

        In addition, our products depend upon the successful operation of third-party products in conjunction with our products and services and, therefore, any undetected errors in these products could prevent the implementation or impair the functionality of our products, delay new product introductions or limit availability of our products via our on-demand service and/or injure our reputation. Our use of additional or alternative third-party software that requires us to enter into license agreements with third parties could result in new or higher royalty payments.

         Errors in our products and interruptions in our services could be costly to correct and time consuming to repair, and adversely affect our reputation and impair our ability to sell our products and services.

        Our products and services are complex and, accordingly, they may contain errors, or "bugs," that could be detected at any point in their product life cycle or interrupt the availability of our applications via our on-demand offering at any time. Errors in our products and vulnerabilities in our hosted services are likely to be found in the future. Any errors or vulnerabilities could be extremely costly to correct, materially and adversely affect our reputation and impair our ability to sell our products and services. Further, our efforts to reduce costs by employing more subcontracting personnel to perform product development, technical support, professional services and application hosting tasks may make it more difficult for us to timely respond to product errors and service interruptions. Moreover, customers relying on our products to calculate and pay incentive compensation may have a greater sensitivity to product errors, security vulnerabilities and service interruptions than customers for software products in general. If we incur substantial costs to correct any product errors or repair service availability issues, our operating margins would be adversely affected.

        Because our customers depend on our software for their critical business functions, any interruptions could result in:

  •
  Lost or delayed market acceptance and sales of our products and services;

  •
  product liability suits against us;

  •
  diversion of development resources; and

  •
  substantially greater service level credits and warranty costs.

         Our latest product features and functionality may require existing on premise customers to migrate to more recent versions of our software. Moreover, we may choose to or be compelled to discontinue maintenance support for older versions of our software products, forcing our on premise customers to upgrade their software in order to continue receiving maintenance support. If existing on premise customers fail to migrate or delay migration to newer versions of our software, our revenues may be harmed.

        We plan to pursue sales of new product modules to our existing customers who currently have on premise perpetual and time-based term licenses of TrueComp software. To take advantage of new features and functionality in our latest modules, customers with on-premise license using older versions of our software applications may need to migrate to a more current version of our products. We also expect to periodically terminate maintenance support on older versions of our products for various reasons including, without limitation, termination of support by third-party software vendors whose products complement ours or upon which we are dependent. Termination of maintenance may force our perpetual license customers to migrate to more current versions of our software. Regardless of the reason, upgrading to more current versions of our products is likely to involve additional cost, which our customers may delay or decline to incur. If a sufficient number of our customers do not migrate to newer versions of our software, our continued maintenance support opportunities and our ability to sell additional products to these customers, and as a result, our revenues and operating income, may possibly be harmed significantly.

         Our revenues might be harmed by resistance to adoption of our software by information technology departments.

        Some potential customers have already made a substantial investment in third-party or internally developed software designed to model, administer, analyze and report on pay-for-performance programs. These companies may be reluctant to abandon these investments in favor of our software. In addition, information technology departments of potential customers may resist purchasing our software solutions for a variety of other reasons, particularly the potential displacement of their historical role in creating and running software and concerns that packaged and hosted software products are not sufficiently customizable or pose data security concerns for their enterprises.

         We may lose sales opportunities and our business may be harmed if we do not successfully develop and maintain strategic relationships to implement and sell our products and services.

        We have relationships with third-party consulting firms, systems integrators and software vendors. These third parties may provide us with customer referrals, cooperate with us in the design, sales and/or marketing of our products and services, provide valuable insights into market demands and provide our customers with systems implementation services or overall program management. However, in some cases we may not have formal agreements governing our ongoing relationship with certain of these third-party providers and the agreements we do have generally do not include specific obligations with respect to generating sales opportunities or cooperating on future business.

        We also have and are considering strategic relationships that are new or unusual for us and which can pose additional risks. While reseller arrangements offer the advantage of leveraging larger sales organizations than our own to sell our products, they also require considerable time and effort on our part to train and support our strategic partner's personnel, and require our strategic partners to properly motivate and incentivize their sales force. Also, if the reseller agreement is an exclusive arrangement, there is risk that the exclusivity prevents us from pursuing the applicable markets ourselves, which if the reseller is not being successful there on our behalf, may adversely affect our results of operations.

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

        Our success and ability to compete is dependent on the proprietary technology embedded in our products and services. We rely on a combination of copyrights, patents, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights. We cannot protect our intellectual property if we are unable to enforce our rights or if we do not detect its unauthorized use. Despite our precautions, it may be possible for unauthorized third parties to copy and/or reverse engineer our products and services and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed programs and services may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent that we engage in international activities, our exposure to unauthorized copying and use of our products, services and proprietary information increases.

        We enter into confidentiality or license agreements with our employees and consultants and with the customers and corporations with whom we have strategic relationships. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products, services and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products and services. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business.

         Our results of operations may be adversely affected if we are subject to a protracted infringement claim or one that results in a significant damage award.

        From time to time, we receive claims that our products, services offerings or business infringe or misappropriate the intellectual property rights of third parties and our competitors or other third parties may challenge the validity or scope of our intellectual property rights. For example, we recently were sued by a party claiming that we are infringing certain of their patent rights. We believe that claims of infringement are likely to increase as the functionality of our products and services expand and as new products and services are introduced. A claim may also be made relating to technology that we acquire or license from third parties. If we are subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

  •
  Require costly litigation to resolve;

  •
  absorb significant management time;

  •
  cause us to enter into unfavorable royalty or license agreements;

  •
  require us to discontinue the sale of all or a portion of our products or services;

  •
  require us to indemnify our customers or third-party systems integrators; or

  •
  require us to expend additional development resources to redesign our products or services.

         Our inclusion of open source software in our products may expose us to liability or require release of our source code.

        We use a limited amount of open source software in our products and may use more in the future. From time to time there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. In addition, some open source software is provided under licenses that require that proprietary software, when combined in specific ways with open source software, become subject to the open source license and thus freely available. While we take steps to minimize the risk that our software, when combined with open source software, would become subject to open source licenses, few courts have interpreted open source licenses. As a result, the manner in which these licenses will be enforced is unclear. If our software were to become subject to open source licenses, our ability to commercialize our products and services and our operating results would be materially and adversely affected.

         Uncertain economic conditions may adversely impact our business.

        Our business may be adversely affected by adverse worldwide economic conditions and geopolitical instability. Further weakening in the global economy, or a further decline in confidence in the economy, could adversely impact our business in a number of important respects. These include (i) reduced bookings and revenues, as a result of longer sales cycles, reduced, deferred or cancelled customer purchases and lower average selling prices; (ii) increased operating losses and reduced cash flows from operations; (iii) greater than anticipated uncollectible accounts receivable and increased allowances for doubtful accounts receivable; and (iv) impairment in the value of our financial and non-financial assets resulting in non-cash impairment charges.

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

        Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. For example, we were unable to timely file our Annual Report on Form 10-K for the year-ended December 31, 2010 primarily as a result of performing additional analyses and reviews of our internal control over financial reporting. These additional procedures were required because we did not receive a Statement on Auditing Standards No. 70 (SAS 70) attestation report from one of our third party service providers prior to our filling deadline. Although we have used their software application and received SAS 70 attestation reports from this service provider for the last four years, after their acquisition in 2010 by another vendor, their process to obtain a SAS 70 Certification for 2011 was not timely commenced to allow completion prior to the filing deadline for our Annual Report on Form 10-K. As a result, we were unable to rely on their internal control environment as it relates to our use of their professional services automation service and we were unable to complete our additional testing to timely file our Annual Report on Form 10-K. Because we did not receive the attestation report and were unable to rely on their internal control environment, we concluded that this control deficiency represented a significant deficiency in our internal control over financial reporting. The Company has implemented additional measures to monitor the timely receipt of SAS 70 reports from all of our service providers. However we will continue to be dependent on our service providers to provide their SAS 70 reports on a timely basis. If we experience a significant deficiency, material weakness or any other delay in the implementation of, or disruption in the transition to, new or enhanced system, procedures or controls, our ability to accurately forecast sales demand, manage our system integrators and other third-party service vendors and record and report financial and management information on a timely and accurate basis could be impaired.

         We expect to continue expanding our international operations but in some international markets we have little or no experience, and may not achieve the expected results.

        We have been expanding our international operations since 2006 and expect to continue expanding these operations in 2011. International expansion in certain markets may require substantial financial resources and a significant amount of attention from our management. International operations involve a variety of risks, particularly:

  •
  Unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

  •
  differing abilities to protect our intellectual property rights;

  •
  use of international resellers and compliance with the foreign corrupt practices act;

  •
  differing labor regulations;

  •
  greater difficulty in supporting and localizing our products and services;

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

        Additional equity financings or other share issuances by us could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public trading market (or in private transactions) including sales by our executive officers, directors or institutional investors, or the perception that such additional sales could occur, could cause the market price of our common stock to drop.

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

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        We lease our headquarters in Pleasanton, California which consists of approximately 31,000 square feet of office space. We relocated to Pleasanton in August 2010 after the lease on our San Jose, California headquarters expired. We also lease facilities in Austin, Birmingham (Alabama), London, New York, and Scottsdale. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. Refer to Note 7 to the Consolidated Financial Statements for information regarding our lease obligations.

Item 3.    Legal Proceedings

        We are from time to time a party to various litigation matters and customer disputes incidental to the conduct of our business, none of which, at the present time, is likely to have a material adverse effect on our future financial results.

        In accordance with accounting for contingencies, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such liability on a quarterly basis and record any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2010, we have not recorded any such liabilities in accordance with accounting for contingencies. We believe that we have valid defenses with respect to the contract disputes and other legal matters pending against us and that the probability of a loss under such matters is not probable.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock has been traded on the NASDAQ Global Market under the symbol "CALD" since our initial public offering in November 2003. The following table sets forth, for the periods indicated, the high and low closing sales prices reported on the NASDAQ Global Market.

	Fiscal year ended December 31, 2010				Fiscal year ended December 31, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$5.05	$4.35	$3.72	$3.69	$3.40	$3.05	$3.57	$3.26
Low	$4.22	$3.01	$2.87	$3.05	$2.65	$2.49	$2.69	$2.13

        As of March 1, 2011, there were 33,451,308 shares of our common stock outstanding and held by 37 stockholders of record. We believe that there are a greater number of beneficial owners.

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

        The graph compares the cumulative total return of our common stock from December 31, 2005 through December 31, 2010 with the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index.

        The graph assumes (i) that $100 was invested in our common stock at the closing price of our common stock on December 31, 2005, (ii) that $100 was invested in each of the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index at the closing price of the respective index on such date and (iii) that all dividends received were reinvested. To date, no cash dividends have been declared or paid on our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Callidus Software Inc., The NASDAQ Composite Index
and The NASDAQ Computer & Data Processing Index

*
$100 invested on 12/31/2005 in stock or index, including reinvestment of dividends.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Callidus Software Inc.	100	150.00	123.10	71.19	71.90	120.24
NASDAQ Composite	100	111.74	124.67	73.77	107.12	125.93
NASDAQ Computer & Data Processing	100	112.40	134.94	77.33	122.47	135.78

*
The Company has not changed comparable indices from 2009. The NASDAQ National Market Composite Index changed its name to the NASDAQ Composite Index in June 2006.

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report. The selected consolidated statements of operations data for each of the years in the three-year period ended December 31, 2010, and the consolidated balance sheet data as of December 31, 2010 and 2009, are derived from our audited consolidated financial statements that have been included in this annual report. The selected consolidated statement of operations data for each of the years in the two year period ended December 31, 2007 and the selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements that have not been included in this annual report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Recurring	$53,025	$46,322	$40,546	$23,907	$18,006
Services	15,061	29,702	49,535	49,125	30,329
License	2,794	5,034	17,100	28,025	27,773

Total revenues	70,880	81,058	107,181	101,057	76,108
Cost of revenues:
Recurring	26,104	22,468	16,111	11,043	6,253
Services	15,353	26,195	44,613	43,555	28,541
License	380	754	897	884	546

Total cost of revenues	41,837	49,417	61,621	55,482	35,340

Gross profit	29,043	31,641	45,560	45,575	40,768
Operating expenses:
Sales and marketing	16,229	20,369	29,456	30,806	25,463
Research and development	10,445	13,853	14,597	15,563	14,558
General and administrative	13,754	12,310	14,237	13,991	12,367
Restructuring	1,655	2,993	1,641	1,458	—
Impairment of acquired intangible asset	160	—	—	—	—

Total operating expenses	42,243	49,525	59,931	61,818	52,388

Loss from operations	(13,200)	(17,884)	(14,371)	(16,243)	(11,620)
Interest and other income, net	(14)	308	702	2,772	2,709

Loss before provision for (benefit from) income taxes and cumulative effect of change in accounting principle	(13,214)	(17,576)	(13,669)	(13,471)	(8,911)
Provision for (benefit from) income taxes	(478)	377	161	(330)	(62)

Loss before cumulative effect of change in accounting principle	(12,736)	(17,953)	(13,830)	(13,141)	(8,849)
Cumulative effect of change in accounting principle	—	—	—	—	128

Net loss	$(12,736)	$(17,953)	$(13,830)	$(13,141)	$(8,721)

Net loss per share:
Basic and diluted	$(0.40)	$(0.60)	$(0.46)	$(0.45)	$(0.31)

Weighted average shares:
Basic and diluted	31,536	30,050	29,913	29,068	27,690

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$30,703	$33,550	$36,845	$50,637	$52,939
Total assets	79,805	66,259	83,879	87,447	85,194
Working capital	11,498	17,083	26,720	48,390	54,949
Total liabilities	51,723	35,028	39,913	33,698	27,814
Total stockholders' equity	28,082	31,231	43,966	53,749	57,380

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of 2010 Results

        We are the market and technology leader in SPM software applications and services, sold to companies of every size throughout the world. Companies use SPM solutions to optimize investments in sales planning and performance. These solutions are designed to enable businesses to achieve new insights into the principal levers that drive sales force performance and specific business objectives, so they can repeat sales successes for more sustainable, predictable sales growth.

        Our software suite is based on our proprietary technology and extensive expertise in sales performance management, and provides the flexibility and scalability required to meet the dynamic SPM requirements of global companies of every size across multiple verticals.

        We sell our products and services both directly through our sales force and in conjunction with our strategic partners. We also offer professional services, including configuration, integration and training, generally on a time-and-materials basis.

        While we offer our customers a range of purchasing and deployment options, from on demand subscription to on premise term-based licensing, our business model is focused on recurring revenue. We generate recurring subscription and support revenues from our on demand service, support and maintenance agreements associated with our product licenses, all of which is recognized ratably over the term of the related agreement.

Recurring Revenue Growth

        In 2010, we effectively completed the transition to our recurring revenue business model from a perpetual license business model. Recurring revenues for 2010 were $53.0 million, up 14% over the prior year. As a percentage of total revenues, recurring revenues accounted for 75% as compared to recurring revenues of 57% for 2009. We reported four consecutive quarters of revenue growth in 2010 and grew our on demand subscription and term-based license revenues by $7.1 million to $32.9 million, representing a 28% increase over comparable 2009 revenues. Customer attrition remains low as our retention rates for our Software-as-a-Service ("SaaS") offering and legacy on-premise customers remain above 90% for 2010. We expect recurring revenues to run at approximately 75% of total revenues through 2011.

        In 2010 we retained over 90% of all our customers and in our on-demand business we only lost two customers due to their own restructuring challenges. We believe our retention rates are on the high end of industry standards for a recurring revenue business. We believe our high retention rates are also a testament to the quality of service we provide and the quality of our customer base.

        Total revenues for the year were $70.9 million, down $10.2 million or 13% from the prior year. This decrease reflects the anticipated reduction in license and services revenues related to our business model change. Total license revenue for the year was $2.8 million, a decrease of $2.2 million from 2009. Services revenue decreased by 49% from $29.7 million in 2009 to $15.1 million in 2010. As expected, the shift in revenue mix from perpetual license revenue to more predictable recurring revenue resulted in reduced services revenue as the average implementation time for a recurring revenue arrangement is significantly less than under the perpetual license model.

Improved Operating Results

        During 2010, we continued to benefit from our cost-cutting actions to better align our cost base with our recurring revenue business model. Our operating expenses decreased by $7.3 million, or 15%, to $42.2 million in 2010 from $49.5 million in 2009.

        To supplement our operating results presented on a basis in accordance with accounting principles generally accepted in the United States of America (GAAP), we use non-GAAP measures of operating results.

Non-GAAP Operating Results

        Non-GAAP operating results is derived from GAAP loss from operations adjusted for noncash or nonrecurring expenses. We believe non-GAAP operating result is useful as one of the bases for measuring our operating performance, comparing the impact of our cost control measures between periods, and our ability to invest in new business opportunities. We believe that measuring our operations using non-GAAP results provides more useful information to management and investors regarding certain financial and business trends relating to our financial condition and ongoing results. We use these measures to compare our performance to that of prior periods for trend analyses, for purposes of determining executive incentive compensation, and for budget and planning purposes. These measures are used in monthly financial reports prepared for management and in quarterly financial reports presented to our Board of Directors. We believe that these non-GAAP financial measures serve as an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

        We do not consider such non-GAAP measures in isolation or as an alternative to such measures determined in accordance with GAAP. The principal limitation of such non-GAAP financial measures is that they exclude significant expenses that are required by GAAP to be recorded. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which charges are excluded from the non-GAAP financial measures. Our presentation of non-GAAP operating results excludes stock-based compensation, restructuring expenses, amortization of acquired intangible assets, and impairment of an acquired intangible asset.

        In order to compensate for these limitations, we present our non-GAAP financial measures in connection with our GAAP results. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands)
GAAP loss from operations	$(13,200)	$(17,884)
Exclude:
Stock-based compensation expenses	6,101	4,324
Restructuring expenses	1,655	2,993
Amortization of acquired intangible assets	631	563
Impairment of an acquired intangible asset	160	—

Non-GAAP loss from operations	$(4,653)	$(10,004)

        Our non-GAAP financial measures as set forth in the table above exclude the following:

        Stock-based compensation expense.    Stock-based compensation expense consists of expenses for stock options and stock awards that we began recording in accordance with ASC 718 during the first quarter of 2006. These expenses are excluded in our non-GAAP financial measures because stock-based compensation amounts are difficult to forecast. This is due in part to the magnitude of the charges which depends upon the volume and timing of stock option grants, which can vary dramatically from period to period, and external factors such as interest rates and the trading price and volatility of our common stock. We believe that this exclusion provides meaningful supplemental information regarding our operating results because these non-GAAP financial measures facilitate the comparison of results for future periods with results from past periods.

        Restructuring expenses.    Restructuring expenses were excluded to facilitate a more meaningful comparison to our prior year's results and to the results of other companies in the same industry.

        Amortization of acquired intangible assets.    In accordance with GAAP, operating expenses include amortization of acquired intangible assets which are amortized over the estimated useful lives of such assets. Amortization of acquired intangible assets is excluded from our non-GAAP financial measures because we believe that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

        Impairment of an acquired intangible asset.    We recorded a non-cash impairment charge in 2010 as a result of our annual impairment test for indefinite-lived intangibles at which time we determined that the value of the tradename was impaired and that we no longer intended to utilize it on an indefinite basis. We believe this exclusion facilitates a more meaningful comparison to prior periods.

Second Half Non-GAAP Profitability

        Our cost control combined with higher gross profit helped us realize a non-GAAP operating profit during the second half of 2010.

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
GAAP loss from operations	$(6,509)	$(3,610)	$(1,615)	$(1,466)
Exclude:
Stock-based compensation expenses	1,354	1,900	1,401	1,446
Restructuring expenses	719	451	450	35
Amortization of acquired intangible assets	157	160	157	157
Impairment of an acquired intangible asset	—	—	—	160

Non-GAAP profit (loss) from operations	$(4,279)	$(1,099)	$393	$332

Other Business Highlights

        On January 1, 2010, we completed the acquisition of Actek. Under the terms of the agreement, we paid Actek's sole stockholder $2.1 million in a combination of cash and stock and assumed debt of $0.9 million. We also agreed to pay additional consideration during the first quarter of 2011 contingent on the achievement of specified operational milestones on January 1, 2011. The milestone payments consisted of three components: cash of $600,000; 100,000 shares of the Company's common stock in the form of restricted stock units; and 200,000 shares of the Company's common stock in the form of a non-qualified stock option. The milestones were achieved and the cash payment of $600,000 occurred in February 2011. The restricted stock units and stock options vested in full upon approval of the milestone achievement by Company's Board of Directors in January 2011. The fair value of the consideration associated with the restricted stock units and stock options was classified as equity as of the acquisition date; the cash contingent consideration was classified as a liability. Actek is a leading provider of commissions and compliance software for complex selling environments for the insurance and financial services industries.

        On December 23, 2010, we signed a definitive agreement to acquire all of the assets of our partner ForceLogix. Under the terms of the agreement, we agreed to pay approximately $3.75 million in cash. Subsequent to year end, in February 2011 we completed the acquisition. Accordingly, accounting for the acquisition of ForceLogix is not reflected in the consolidated financial statements for the year ended December 31, 2010. ForceLogix is a leading provider of SaaS-based coaching and talent development solutions that helps organizations optimize and increase the effectiveness of their sales force. Their solution is pre-integrated with our on-demand Monaco suite.

Challenges and Risks

        In response to market demand over the past few years, we shifted our primary business focus from the sale of perpetual licenses for our products to the provision of our software as a service through our on-demand offering. This recurring revenue model provides more predictable quarterly revenues for us while improving the customers' overall revenue experience. Towards the end of 2009 we began offering our on-premise products under a time-based term license arrangement. We believe this offering better addresses the needs of our customers that prefer our on-premise solution, and at the same time, will provide us more predictable revenue streams. If we are unable to continue to significantly grow our on-demand business or continue to provide our on-demand services on a consistently profitable basis in the future, or if our on-premise time-based term license offering fails to achieve market acceptance, our business and operating results may be materially and adversely affected.

        In addition to acquiring new customers, we must maintain a keen focus on retaining our existing customers. If our customers' renewal rates decline or fluctuate as a result of a number of factors, including their reduced spending levels, their decision to do more of the work themselves internally, or dissatisfaction with our service, or if our customers do not renew their subscriptions for our on-demand services or maintenance support, our revenue will decline and our business will suffer.

        From a business perspective, while we have a number of sales opportunities in process and additional opportunities coming from our sales pipeline, we continue to experience wide variances in the timing and size of our transactions and the timing of revenue recognition resulting from flexibility in contract terms. We believe one of our major challenges continues to be increasing prospective customers' prioritization of purchasing our products and services over competing IT projects. To address this challenge, we have set goals that include expanding our sales efforts, promoting our on-demand services and continuing to develop new products and enhancements to our suite of products.

        Historically, a substantial portion of our revenues has been derived from sales of our products and services to customers in the financial and insurance industries. Consolidations and business failures in these industries could result in substantially reduced demand for our products and services. In addition, future disruptions in these industries and international financial crisis may cause potential customers to defer or cancel future purchases of our products and services as they seek to conserve resources in the face of economic turmoil. Any of these developments, or the combination of these developments, may materially and adversely affect our revenues, operating results and financial condition in future periods.

        We remain committed to sustaining the profitable growth we achieved in the second half of 2010. However, we will need to continue to execute on a number of our key operating initiatives to ensure attainment of this goal, including adding new customers and retaining existing customers, continuing to improve recurring revenues and services revenues margins and prudent management of operating expenses. Many of the factors affecting our ability to succeed in these initiatives are wholly or partially beyond our control. If our efforts prove insufficient or ineffective or result in unanticipated disruption to our business, our ability to sustain profitability may be materially impaired.

        In addition to these risks, our future operating performance is subject to the risks and uncertainties described in "Risk Factors" in Section 1A of this Annual Report on Form 10-K.

Application of Critical Accounting Policies and Use of Estimates

        The discussion and analysis of our financial condition and results of operations which follows is based upon our consolidated financial statements prepared in accordance with GAAP. The application of GAAP requires our management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosure regarding these items. We base our assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with our Audit Committee of the Board of Directors.

        We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts and service remediation reserve, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For a more detailed discussion of these accounting policies and our use of estimates, refer to Note 1 of our Notes to Consolidated Financial Statements included in this report.

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

Stock-based Compensation

        Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation expense for restricted stock units (RSUs) is determined based on the closing price of our common stock on the date of grant. We measure the value of stock options and employee stock purchase plan shares using the Black-Scholes-Merton option pricing model. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include: the expected term of the options, taking into account projected exercises; our expected stock price volatility over the expected term of the awards; the risk-free interest rate; estimated forfeitures and expected dividends, which we determine as follows:

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

Goodwill and Acquired Intangible Assets Impairment

        We complete our impairment tests for goodwill and acquired intangible assets with indefinite lives on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that impairment in the value of goodwill and acquired intangible assets recorded on our balance sheet may exist. In order to estimate the fair value of goodwill and intangible assets with indefinite lives, we typically estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective. They can be affected by a variety of external and internal factors, including industry and economic trends and changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made in the past have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results.

        We completed our annual impairment tests in the fourth quarter of 2010 and determined there was no impairment of goodwill. As of December 31, 2010, the Company noted impairment indicators for one of its acquired intangible assets and recognized a charge of approximately $160,000, equal to the amount by which the carrying amount exceeded the fair value of the asset. We currently believe that there is no significant risk of future material impairment of goodwill or acquired intangible assets with indefinite lives as of December 31, 2010.

Long-Lived Asset Impairment

        We evaluate impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We assess the recoverability of the assets to be held and used based on the undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Upon classification of long lived assets as "held for sale," such assets are measured at the lower of their carrying amount or fair value less cost to sell and we cease further depreciation or amortization.

        We evaluated impairment of our long-lived assets and determined there was one acquired intangible asset that met the criteria for impairment. Refer to Note 3 of our Notes to Consolidated Financial Statements for information regarding the impairment charge taken in 2010.

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

Recent Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board (FASB) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. Accounting Standards Update (ASU) No. 2009-13, "Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13) updates the existing multiple-element revenue arrangement guidance currently included under Accounting Standards Codification (ASC) 605-25, Revenue Recognition—Multiple Element Arrangements. The revised guidance permit entities to initially use management's estimate of selling price (ESP) to value individual deliverables when those deliverables do not have vendor-specific objective evidence (VSOE) of fair value or when third-party evidence (TPE) is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods beginning after June 15, 2010. The Company will adopt these new standards for new or materially modified arrangements entered into after January 1, 2011. We are in the process of evaluating the impact of adoption of these new standards on our consolidated financial statements for 2011 and the years thereafter.

        The adoption of ASU 2009-13 is applicable only to our non-software transactions as our software transactions will continue to be accounted for using guidance applicable to software transactions. Prior to the adoption of ASU 2009-13, the Company has established fair value (using VSOE) for all elements of the non-software transactions except for fixed fee implementation service arrangements as we were not able to establish VSOE or TPE for the fixed fee service arrangements for the implementation of our On-demand offerings. As a result, the Company typically recognized hosting fees and fixed fee service arrangements revenue ratably over the remaining non-cancellable period once the fixed fee implementation was completed. The Company will now allocate hosting services and fixed fee implementation services revenue in the consolidated statement of operations based on a relative selling price allocation.

        As a result of the adoption of ASU 2009-13, the Company will allocate revenue to each element in an arrangement based on a selling price hierarchy. The best estimated selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. For fixed fee service agreements, when sold with hosting products, the Company will use ESP as it has not previously been able to establish VSOE or TPE for such services. Hosting revenue will be allocated based on its best estimated selling price which is established by a contractually stated renewal rate. The Company intends to use average billing rate for fixed fee service arrangements to establish the ESP for fixed fee service arrangements when sold with our hosting products. The arrangement consideration allocated to hosting services will be recognized as revenue over the stated contractual period based on best estimated selling price based on the provisions of ASC 605-25. The arrangement consideration allocated to fixed fee service arrangements will be recognized as revenue when the services are provided in accordance with the provisions of ASC 605-25 based on best estimated selling price. The total arrangement consideration for a multiple element arrangement will be allocated based on the relative best estimated selling price of each element unless the fee allocated to the hosting under this method is less than the fee subject to refund if the performance conditions are not met. In these instances, since the professional services are generally completed prior to completion of the hosting, the allocation of the fee for hosting will be at least equal to the contractual amounts subject to the performance conditions.

        Refer to Note 1 of our Notes to Consolidated Financial Statements for information regarding the effect of newly adopted accounting pronouncements on our financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2010 and 2009

Revenues, Cost of Revenues and Gross Profit

        The table below sets forth the changes in revenues, cost of revenues and gross profit from 2010 to 2009 (in thousands, except percentage data):

	Year Ended December 31, 2010	Percentage of Total Revenues	Year Ended December 31, 2009	Percentage of Total Revenues	Year to Year Increase (Decrease)	Percentage Change Year over Year
Revenues:
Recurring	$53,025	75%	$46,322	57%	$6,703	14%
Services	15,061	21%	29,702	37%	(14,641)	(49)%
License	2,794	4%	5,034	6%	(2,240)	(44)%

Total revenues	$70,880	100%	$81,058	100%	$(10,178)	(13)%

	Year Ended December 31, 2010	Percentage of Related Revenues	Year Ended December 31, 2009	Percentage of Related Revenues	Year to Year Increase (Decrease)	Percentage Change Year over Year
Cost of revenues:
Recurring	$26,104	49%	$22,468	49%	$3,636	16%
Services	15,353	102%	26,195	88%	(10,842)	(41)%
License	380	14%	754	15%	(374)	(50)%

Total cost of revenues	$41,837		$49,417		$(7,580)

Gross profit:
Recurring	$26,921	51%	$23,854	51%	$3,067	13%
Services	(292)	(2)%	3,507	12%	(3,799)	(108)%
License	2,414	86%	4,280	85%	(1,866)	(44)%

Total gross profit	$29,043	41%	$31,641	39%	$(2,598)	(8)%

Revenues

        Total Revenues.    Total 2010 revenues were $70.9 million, down 13% from 2009. The decrease was primarily due to expected declines in license and services revenues, which were partially offset by the growth in our recurring revenues in 2010. The decrease was reflective of the transition of our business model.

        Recurring Revenues.    Recurring revenues, consisting of on-demand arrangements, time-based on-premise arrangements and maintenance revenues, increased by $6.7 million, or 14%, in 2010 compared to 2009. The increase was primarily due to the growth in our on-demand subscription revenues and our time-based term licenses, which together increased by $7.1 million or 28% as compared to the prior year. Maintenance revenues associated with perpetual licenses decreased by $0.4 million in 2010 compared to 2009, which was primarily due to a number of on-premise customers converting to our on-demand service as well as decreased perpetual license sales to new customers, partially offset by a small benefit from the January Actek acquisition.

        Services Revenues.    Services revenues decreased by $14.6 million, or 49%, in 2010 compared to 2009. The decrease from the prior year was expected as we completed our transition to our on-demand business model, which requires shorter and less expensive implementations.

        License Revenues.    Perpetual license revenues decreased $2.2 million, or 44%, in 2010 compared to 2009. The decrease was primarily attributable to our transition in our business model. As a result, our perpetual license business in North America and EMEA continues to diminish in importance. We expect to continue to execute perpetual license transactions in emerging markets, such as Asia Pacific and Latin America, as they have been slower to adopt a recurring revenue model. However, we expect these revenues to fluctuate from period to period and in any case we do not expect perpetual license revenue to return to its historical levels.

Cost of Revenues and Gross Profit

        Cost of Recurring Revenues.    Cost of recurring revenues increased by $3.6 million, or 16%, in 2010 compared to 2009. The increase was primarily due to increased infrastructure cost attributable to the growth in on-demand subscription revenue coupled with increased amortization of intangible assets attributable to increased costs of third-party technology supporting our on-demand business. The costs of recurring revenues as a percentage of related revenues remained flat on a year-over-year basis at 49%. The costs associated with supporting our on-demand offering are generally higher than the cost of maintenance related to our on-premise customers, as we are responsible for the full operation of the software that the customer has contracted for in our hosting facility.

        Cost of Services Revenues.    Cost of services revenues decreased by $10.9 million, or 41%, in 2010 compared to 2009. The decrease year over year was primarily attributable to a 21% decrease in headcount during 2010, related to the expected reduction in services revenues as discussed above.

        Cost of License Revenues.    Cost of license revenues decreased by $0.4 million, or 50%, in 2010 compared to 2009. The decrease was primarily the result of our transition to a recurring revenue business. As a result of the transition, we have allocated to the cost of license revenues a lower portion of the amortization expense for intangible assets comprised of third-party technology used in our products.

        Gross Profit.    Our overall gross profit as a percentage of total revenues increased from 39% in 2009 to 41% in 2010. This was primarily because our on-demand revenues, which have a higher gross profit than our service revenues, accounted for the majority of total revenue in 2010 as compared to 2009. In 2010, our recurring revenues accounted for 75% of total revenues as compared to 57% of total revenues for 2009.

        Our recurring revenues gross profit remained relatively flat at 51% for both 2010 and 2009. As noted above, the cost of recurring revenues in absolute dollars increased to support the increase in on-demand subscription revenues, but remained flat on a year-over-year basis as a percentage of revenues which increased due to sizable growth in on-demand subscription revenues and our time-based term licenses.

        Services gross profit decreased from 12% in 2009 to negative 2% in 2010. The negative services margin reflects lower than planned utilization resulting from certain customers delaying the start of our implementation projects and a decrease in our average billing rate for the first half of 2010, offset in part by improved utilization and average billing rate in the second half of 2010. While we expect improvement in our services gross profit in 2011, we do not expect it to return to the level it was under our legacy perpetual license business model.

        License gross profit remained relatively flat on a year-over-year basis.

Operating Expenses

        The table below sets forth the changes in operating expenses from 2010 to 2009 (in thousands, except percentage data):

	Year Ended December 31, 2010	Percentage of Total Revenues	Year Ended December 31, 2009	Percentage of Total Revenues	Year to Year Increase (Decrease)	Percentage Change Year over Year
Operating expenses:
Sales and marketing	$16,229	23%	$20,369	25%	$(4,140)	(20)%
Research and development	10,445	15%	13,853	17%	(3,408)	(25)%
General and administrative	13,754	19%	12,310	15%	1,444	12%
Restructuring	1,655	2%	2,993	4%	(1,338)	(45)%
Impairment of acquired intangible asset	160	—%	—	—%	160	—%

Total operating expenses	$42,243	60%	$49,525	61%	$(7,282)	(15)%

        Sales and Marketing.    Sales and marketing expenses decreased $4.1 million, or 20%, in 2010 compared to 2009. The decrease was primarily attributable to the cost-cutting actions instituted in 2010 to better align our cost base and our resources with our business model. The decrease is due to lower personnel-related expenses as a result of a reduction in headcount as well as a decrease in commission payments of $0.9 million attributable to the decline in perpetual license revenues. For financial reporting purposes, commission expenses associated with on-demand arrangements are deferred and then amortized over the non-cancelable term of the contract as the related revenue is recognized, whereas commission expenses related to perpetual license sales are incurred in the period the transaction occurs. Commission expenses associated with time-based term licenses have the same treatment as commission expenses associated with on-demand arrangements.

        Research and Development.    Research and development expenses decreased $3.4 million, or 25%, in 2010 compared to 2009. As a result of our actions to better align our resources with our business model, we benefited from a decrease in personnel related expenses associated with a reduction in headcount in 2010, partially offset in part by an increase in professional fees as we expanded our use of offshore third-party technical services and support. We intend to continue to invest significantly in our research and development efforts because we believe these efforts are essential to maintaining our competitive position.

        General and Administrative.    General and administrative expenses increased $1.4 million, or 12%, in 2010 compared to 2009. The increase year over year was primarily due to a $1.3 million increase in stock-based compensation expenses related to grants of restricted stock units in the first and third quarters of 2010 resulting in higher period expense allocation. The restricted stock units granted in the first quarter were for retention purposes given a salary freeze instituted for 2010. The restricted stock units granted in the third quarter were for retention purposes in response to the relocation of our corporate headquarters during that quarter.

        Restructuring.    Restructuring charges were $1.7 million in 2010 compared to $3.0 million in 2009, in connection with severance and termination-related costs of approximately $1.4 million during 2010 and facility consolidation-related costs of approximately $0.3 million in the third quarter of 2010.

        Impairment of Acquired Intangible Asset.    An impairment charge of $160,000 was taken as of December 31, 2010 for an intangible asset acquired in connection with the acquisition of Actek in January 2010. Refer to Note 3 of our Notes to Consolidated Financial Statements.

Stock-Based Compensation

        The following table sets forth a summary of our stock-based compensation expenses for 2010 and 2009 (in thousands, except percentage data).

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year to Year Increase (Decrease)	Percentage Change Year over Year
Stock-based compensation:
Cost of recurring revenues	$548	$471	$77	16%
Cost of services revenues	735	574	161	28%
Sales and marketing	961	1,019	(58)	(6)%
Research and development	991	736	255	35%
General and administrative	2,866	1,524	1,342	88%

Total stock-based compensation	$6,101	$4,324	$1,777	41%

        Total stock-based compensation expenses increased $1.8 million, or 41%, in 2010 compared to 2009. The increase was primarily due to grants of restricted stock units during the first and third quarter of 2010. These grants have resulted in higher period expense allocation. The restricted stock units granted in the first quarter were for retention purposes given a salary freeze instituted for 2010. The restricted stock units granted in the third quarter were for retention purposes in response to the relocation of our corporate headquarters. The increase is also attributable to a $0.5 million amortized expense of the Actek acquisition contingent consideration that is considered compensatory. Refer to Note 3 of our Notes to Consolidated Financial Statements for further information about the acquisition.

Other Items

        The table below sets forth the changes in other items from 2010 to 2009 (in thousands, except percentage data):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year to Year Increase (Decrease)	Percentage Change Year over Year
Interest and other income (expense), net	$(14)	$308	$(322)	(105)%

Provision (benefit) for income taxes	$(478)	$377	$(855)	(227)%

Interest and Other Income, Net

        Net interest and other income decreased $0.3 million, or 105%, in 2010 compared to 2009. The decrease was primarily attributable to an increase in interest charges associated with capital leases coupled with a decrease in interest income generated on our investments as a result of a lower average investments balance and lower interest rates in 2010 compared to 2009. The remaining decrease is attributed to the unrealized gain recognized on auction rate securities classified as trading in 2009. The Company did not have any auction rate securities classified as trading at December 31, 2010.

Provision (Benefit) for Income Taxes

        Benefit for income taxes was $0.5 million for 2010 as compared to a provision for income taxes of $0.4 million for 2009. The tax benefit was primarily due to the recognition of deferred tax liabilities related to the intangible assets acquired from Actek in January 2010 and the associated release of a valuation allowance on the Company's deferred tax assets.

Comparison of the Years Ended December 31, 2009 and 2008

Revenues, Cost of Revenues and Gross Margin

        The table below sets forth the changes in revenue, cost of revenue and gross margin from 2009 to 2008 (in thousands, except percentage data):

	Year Ended December 31, 2009	Percentage of Total Revenues	Year Ended December 31, 2008	Percentage of Total Revenues	Year to Year Increase (Decrease)	Percentage Change Year over Year
Revenues:
Recurring	$46,322	57%	$40,546	38%	$5,776	14%
Services	29,702	37%	49,535	46%	(19,833)	(40)%
License	5,034	6%	17,100	16%	(12,066)	(71)%

Total revenues	$81,058	100%	$107,181	100%	$(26,123)	(24)%

	Year Ended December 31, 2009	Percentage of Related Revenues	Year Ended December 31, 2008	Percentage of Related Revenues	Year to Year Increase (Decrease)	Percentage Change Year over Year
Cost of revenues:
Recurring	$22,468	49%	$16,111	40%	$6,357	39%
Services	26,195	88%	44,613	90%	(18,418)	(41)%
License	754	15%	897	5%	(143)	(16)%

Total cost of revenues	$49,417		$61,621		$(12,204)

Gross profit:
Recurring	$23,854	51%	$24,435	60%	$(581)	(2)%
Services	3,507	12%	4,922	10%	(1,415)	(29)%
License	4,280	85%	16,203	95%	(11,923)	(74)%

Total gross profit	$31,641	39%	$45,560	43%	$(13,919)	(31)%

Revenues

        Recurring Revenues.    Recurring revenues, consisting of on-demand arrangements, time-based on-premise arrangements and maintenance revenues, increased by $5.8 million, or 14%, in 2009 compared to 2008. The increase was primarily the result of an increase of $6.7 million in subscription revenues related to on-demand and business operations services in 2009. This increase was attributable to the increase in the number of existing on-demand customers for which we recognized revenue as all elements of the related customer contracts began to be performed during 2009 compared to 2008. We introduced our time-based term license offering in the third quarter of 2009. Total revenue generated from this new offering was $0.2 million during 2009. Support revenues for maintenance services decreased by $1.1 million in 2009 compared to 2008, primarily as a result of a number of on-premise customers converting to our on-demand service and decreased perpetual license sales to new customers.

        Services Revenues.    Services revenues decreased by $19.8 million, or 40%, in 2009 compared to 2008. The decrease was primarily a result of combined effect of shorter on-demand implementation time, the challenging economic environment and reduced on-premise license sales. Services revenue for 2008 benefitted from a one-time fee of approximately $1.2 million paid to us by two of our customers that were acquired and subsequently terminated our services.

        License Revenues.    Perpetual license revenues decreased $12.1 million, or 71%, in 2009 compared to 2008. The decrease was primarily attributable to the change in our business model.

Cost of Revenues and Gross Profit

        Cost of Recurring Revenues.    Cost of recurring revenues increased by $6.4 million, or 39%, in 2009 compared to 2008. The increase was primarily due to increased cost of fulfilling higher level of customer orders resulting from the increase in on-demand subscription revenue, increased amortization of intangible assets resulting from higher cost of third-party technology used in our products, the allocation of a relatively greater portion of such amortization expense to the cost of recurring revenues as such revenues compose a greater portion of total revenues and, in certain periods, increased labor and infrastructure costs associated with customers going live with our on-demand offering. The costs associated with supporting our on-demand offering are generally higher than the cost of maintenance related to our on-premise customers, as we are responsible for the full operation of the software that the customer has contracted for in our hosting facility.

        Cost of Services Revenues.    Cost of services revenues decreased by $18.4 million, or 41%, in 2009 compared to 2008. The decrease was attributable to the decrease in related services revenues as discussed above and related decreases in personnel and subcontractor costs.

        Cost of License Revenues.    Cost of license revenues decreased by $0.1 million, or 16%, in 2009 compared to 2008. The decrease was primarily the result of the change in our business model. As a result of the transition, we have allocated to the cost of license revenues a lower portion of the amortization expense for intangible assets comprised of third-party technology used in our products.

        Gross Profit.    Our overall gross profit decreased to 39% in 2009 from 43% in 2008. This was primarily a result of our business model shifting to on-demand from perpetual license sales. License revenues historically has had a higher margin, however, in 2009 the revenues declined as a percentage of total revenues as compared to 2008. At the same time, recurring revenues increased as a percentage of total revenues in 2009 as compared to 2008 and, as explained above, increased as we changed our business model.

        Our recurring revenue gross profit declined from 60% in 2008 to 51% in 2009. The decrease was primarily due to the increase in higher cost on-demand revenue and additional costs, including the amortization expense for intangible assets comprised of third party technology used in our products and costs associated with customers going live, as discussed above.

        Services gross profit increased from 10% in 2008 to 12% in 2009. The increase was primarily due to the progress we made during the first half of the year to improve utilization. Services gross profit was adversely impacted during the fourth quarter of 2009 as a result of lower-than-planned utilization and a decrease in our average billing rate.

        License gross profit decreased from 95% in 2008 to 85% in 2009. The decrease in license gross profit reflected the lower license revenue offset against the fixed cost of license generated by the amount of intangible assets amortization allocated to license sales.

Operating Expenses

        The table below sets forth the changes in operating expenses from 2009 to 2008 (in thousands, except percentage data):

	Year Ended December 31, 2009	Percentage of Total Revenues	Year Ended December 31, 2008	Percentage of Total Revenues	Year to Year Increase (Decrease)	Percentage Change Year over Year
Operating expenses:
Sales and marketing	$20,369	25%	$29,456	27%	$(9,087)	(31)%
Research and development	13,853	17%	14,597	14%	(744)	(5)%
General and administrative	12,310	15%	14,237	13%	(1,927)	(14)%
Restructuring	2,993	4%	1,641	2%	1,352	82%

Total operating expenses	$49,525	61%	$59,931	56%	$(10,406)	(17)%

        Sales and Marketing.    Sales and marketing expenses decreased $9.1 million, or 31%, in 2009 compared to 2008. The decrease was primarily attributable to decreases in personnel costs of $4.9 million due to reductions in headcount and a decrease in commission payments of $0.7 million resulting from decreased perpetual license sales. The decrease was also driven by a decrease in partner selling fees of $1.1 million, a decrease in travel costs of $1.2 million, and a decrease in stock-based compensation discussed below. The reductions in commission expenses are, in part, reflective of the shift of our business focus to our on-demand offering and away from the license model. For financial reporting purposes, commission expenses associated with on-demand arrangements are deferred and then amortized over the non-cancelable term of the contract as the related revenue is recognized, whereas commission expenses related to perpetual license sales are incurred in the period the transaction occurs. Commission expenses associated with the new time-based term licenses have the same treatment as commission expenses associated with on-demand arrangements.

        Research and Development.    Research and development expenses decreased $0.7 million, or 5%, in 2009 compared to 2008. The decrease was primarily due to a decrease in personnel costs of $0.7 million due to the reductions in headcount and a decrease in stock-based compensation discussed below, partially offset by an increase in professional fees of $0.3 million for costs related to our offshore resource center.

        General and Administrative.    General and administrative expenses decreased $1.9 million, or 14%, in 2009 compared to 2008. The decrease in 2009 was primarily due to a decrease in bad debt expenses, which included $0.5 million in 2008 resulting from one customer that filed for bankruptcy, a decrease in professional fees of $0.3 million, and a decrease in stock-based compensation discussed below.

        Restructuring.    Restructuring charges were $3.0 million in 2009 compared to $1.6 million in 2008, in connection with severance and termination-related costs, most of which were severance-related cash expenditures. As of December 31, 2009, accrued restructuring charges were $0.1 million.

Stock-Based Compensation

        The following table sets forth a summary of our stock-based compensation expenses for 2009 and 2008 (in thousands, except percentage data).

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year to Year Increase (Decrease)	Percentage Change Year over Year
Stock-based compensation:
Cost of recurring revenues	$471	$692	$(221)	(32)%
Cost of services revenues	574	1,263	(689)	(55)%
Sales and marketing	1,019	1,861	(842)	(45)%
Research and development	736	1,169	(433)	(37)%
General and administrative	1,524	2,711	(1,187)	(44)%

Total stock-based compensation	$4,324	$7,696	$(3,372)	(44)%

        Total stock-based compensation expenses decreased $3.4 million, or 44%, in 2009 compared to 2008. The overall decreases were primarily attributable to the decrease in our stock price over the past two years and to employees with unvested options and awards leaving the Company due to reductions in workforce. See Note 8 of our Notes to Consolidated Financial Statements for additional details.

Other Items

        The table below sets forth the changes in other items from 2009 to 2008 (in thousands, except percentage data):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year to Year Increase (Decrease)	Percentage Change Year over Year
Interest and other income, net	$308	$702	$(394)	(56)%

Provision (benefit) for income taxes	$377	$161	$216	134%

Interest and Other Income, Net

        Interest and other income, net decreased $0.4 million, or 56%, in 2009 compared to 2008. The decrease was primarily attributable to the $0.9 million decrease in interest income generated on our investments as a result of a lower average investments balance and lower interest rates in 2009 compared to 2008. The decrease was partially offset by $0.5 million related to changes in fair value of our auction rate securities.

Provision for Income Taxes

        Provision for income taxes was $0.4 million for 2009 and $0.2 million for 2008. The increase was primarily attributable a change in the deferred tax assets of one of the Company's foreign subsidiaries in 2009.

Liquidity and Capital Resources

        As of December 31, 2010, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $30.6 million and accounts receivable of $20.0 million.

        The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net cash provided by (used in):
Operating activities	$2,124	$(3,861)	$6,150
Investing activities	(3,038)	(20,643)	10,663
Financing activities	2,229	611	(3,322)

        Net Cash Provided by Operating Activities.    The $6.0 million improvement in 2010 operating cash flow compared to 2009 was primarily attributable to cost reductions which resulted in a $16.1 million decrease in payroll-related costs due to lower headcount, a $3.6 million decrease in professional service costs, a $2.3 million decrease in restructuring payments, and a $2.0 million decrease in employee expense reimbursements and other expenses. These cost reductions were partially offset by an $18.0 million decrease in cash collections resulting from decreased revenues. The $10 million adverse change in 2009 operating cash flow compared to 2008 was primarily due to an $18.4 million decrease in cash collections resulting from decreased revenues, partially offset by a $9.7 million decrease in payroll-related costs as a result of workforce reduction programs in 2009.

        Net Cash Used in Investing Activities.    Net cash used in investing activities during 2010 was primarily related to purchases of marketable investments of $20.9 million, purchases of property and equipment of $2.8 million (including a $1.0 million leasehold improvement funded by the landlord of our Pleasanton office), payment made for the Actek acquisition of $1.9 million, payments made to acquire certain intangible assets of $1.8 million, and an increase in restricted cash of $0.6 million related to our new Pleasanton office lease. These payments were partially offset by proceeds received from maturities and sales of investments of $25.0 million. Net cash used in investing activities during 2009 was primarily related to purchases of investments of $29 million, purchases of property and equipment of $2.0 million and purchases of intangible assets of $1.6 million, partially offset by maturity and sales of investments of $11.7 million. Net cash provided by investing activities during 2008 was primarily due to proceeds from the maturities and sale of investments of $36.8 million, partially offset by purchases of investments of $13.9 million, payments for the Compensation Technologies acquisition of $9.4 million, purchases of property and equipment of $2.4 million and purchases of intangible assets of $0.4 million.

        Net Cash Provided by Financing Activities.    In 2010, net cash provided by financing activities was primarily related to net cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $3.9 million, partially offset by repayment of $0.9 million of debt assumed through the Actek acquisition, cash used to repurchase common stock from employees for payment of taxes of $0.6 million on vesting of restricted stock units and principle payment of $0.2 million under our capital leases. In 2009, net cash provided by financing activities was primarily related to net cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $1.8 million, partially offset by repurchases of stock of $0.7 million and cash used to repurchase common stock from employees for payment of taxes of $0.4 million on vesting of restricted stock units. In 2008, net cash used in financing activities was due to repurchases of stock of $7.9 million and cash used to net share settle equity awards of $0.2 million, partially offset by net cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $4.8 million.

Auction Rate Securities

        Refer to Note 5 of our Notes to Consolidated Financial Statements for information regarding our auction rate security.

Contractual Obligations and Commitments

        The following table summarizes our contractual cash obligations (in thousands) at December 31, 2010. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the table.

	Payments due by Period
Contractual Obligations	Total	2011	2012	2013	2014	2015	2016 and beyond
Operating lease commitments	$7,048	$1,765	$1,172	$998	$904	$928	$1,281

Unconditional purchase commitments(1)	$651	$381	$270	$—	$—	$—	$—

Capital lease obligations	$3,592	$1,356	$1,295	$941	$—	$—	$—

(1)
Included in the unconditional purchase commitments is approximately $128,000 of unrecognized tax benefits.

        We relocated our headquarters to Pleasanton, California in August 2010. The annual rental expense is approximately $0.7 million under our Pleasanton lease, which expires in July 2017.

        For our New York, New York, and Pleasanton, California offices, we have two certificates of deposit totaling approximately $678,000 as of December 31, 2010, pledged as collateral to secure letters of credit required by our landlords for security deposits. As of December 31, 2009, we had two certificates of deposit totaling approximately $232,000 pledged as collateral to secure letters of credit required by our landlords for security deposits. The certificate of deposit for our San Jose office of approximately $153,000 was released at the end of November 2010 as a result of the expiration of the lease.

        The Company enters into non-cancellable capital leases in the normal course of business. As of December 31, 2010, property and equipment included a total of $3.4 million in assets acquired under capital leases.

        Our future capital requirements will depend on many factors, including revenues we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, market acceptance of our on-demand service offering, our ability to offer on-demand service on a consistently profitable basis, the continuing market acceptance of our other products and any future acquisitions or other capital expenditures we may make. However, based on our current business plan and revenue projections, we believe our existing cash and investment balances will be sufficient to meet our anticipated cash requirements as well as the contractual obligations listed above for the next twelve months.

Off-Balance Sheet Arrangements

        With the exception of the above contractual cash obligations, we have no material off-balance sheet arrangements that have not been recorded in our consolidated financial statements.

Related Party Transactions

        For information regarding related party transactions, refer to Note 14 of Notes to Consolidated Financial Statements and Part III, Item 12, Certain Relationships and Related Transactions, and Director Independence included in this Annual Report on Form 10-K and incorporated by reference here.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market Risk.    Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is also a result of fluctuations in interest rates and foreign exchange rates. Refer to Note 5 of our Notes to Consolidated Financial Statements for information regarding our auction rate security.

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

        Interest Rate Risk.    We invest our cash in a variety of financial instruments, consisting primarily of investments in money market accounts, certificates of deposit, high quality corporate debt obligations, United States government obligations, and auction rate securities.

        Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At December 31, 2010, the average maturity of our investments was approximately 8 months, and all investment securities other than the one remaining auction rate security had maturities of less than 24 months. The following table presents certain information about our financial instruments except for the auction rate security at December 31, 2010 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
	1 Year or Less	More Than 1 Year	Total Principal Amount	Total Fair Value
Available-for-sale securities	$12,625	$5,135	$17,760	$17,759
Weighted average interest rate	0.47%	0.71%

        Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of December 31, 2010, we had no outstanding indebtedness for borrowed money. Therefore, we currently have no exposure to interest rate risk related to debt instruments. To the extent we enter into or issue debt instruments in the future, we will have interest rate risk.

        Foreign Currency Exchange Risk.    Our revenues and our expenses, except those related to our non-United States operations, are generally denominated in United States dollars. For our operations outside the United States, we transact business generally in various other currencies. For 2010, approximately 8.2% of our total revenue was denominated in foreign currency. At December 31, 2010, approximately 19.4% of our total accounts receivable was denominated in foreign currency. Our exchange risks and foreign exchange losses have been minimal to date. The overall decrease in revenue for 2010 as compared to 2009 reflects a $0.1 million adverse effect due to currency exchange rate fluctuations. We expect to continue to transact a majority of our business in U.S. dollars.

        Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency transactions. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

        As of December 31, 2010, we had no outstanding foreign currency forward exchange contracts.

        We had $0.1 million of losses related to forward exchange contracts for 2010. We do not anticipate any material adverse effect on our consolidated financial condition, results of operations or cash flows resulting from the use of these instruments in the immediate future. However, we cannot provide any assurance that our foreign exchange rate contract investment strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally, we hedge only a portion of our foreign currency exchange exposure. We cannot assure you that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, and results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

        The response to this item is submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        N/A.

Item 9A.    Controls and Procedures

(a)   Disclosure Controls and Procedures

        Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

(b)   Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria. In addition, our independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting as of the reporting date.

(c)   Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

        Certain information required by Part III of Form 10-K is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our annual meeting of stockholders, currently scheduled for June 1, 2011, and the information included in the proxy statement shall be incorporated herein by reference when it is filed with the Securities and Exchange Commission.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   Consolidated financial statements, consolidated financial statements schedule and exhibits

          1.     Consolidated financial statements.    The consolidated financial statements as listed in the accompanying "Index to Consolidated Financial Information" are filed as part of this Annual Report on Form 10-K.

          2.     All schedules not listed in the accompanying index have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

          3.     Exhibits.    The exhibits listed in the accompanying "Index to Exhibits" are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of January 14, 2008 by and among Compensation Technologies LLC, Callidus Software, Inc., CMS Merger Sub LLC, Robert Conti, Gary Tubridy and David Cichelli and Robert Conti, as Member Representative (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the Commission on January 14, 2008)
2.2
Agreement and Plan of Merger dated as of January 14, 2008 by and among Compensation Management Services LLC, Callidus Software, Inc., CMS Merger Sub LLC, Robert Conti, Gary Tubridy and David Cichelli and Robert Conti, as Member Representative (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed with the Commission on January 14, 2008)
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q filed with the Commission on November 5, 2010.
4.1	Certificate of Designations (incorporated by reference from Exhibit A to Exhibit 10.27 to the Company's Form 8-K filed with the Commission on September 3, 2004)
4.2
Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
4.3	Stockholders Rights Agreement dated September 2, 2004 (incorporated by reference herein from Exhibit 10.27 to the Company's Form 8-K filed with the Commission on September 3, 2004)
4.4	Amendment to Stockholders Rights Agreement dated September 28, 2004 (incorporated by reference herein from Exhibit 10.27.1 to the Company's Form 10-Q filed with the Commission on November 15, 2004)
10.1
Office Lease Agreement between 6200 Stoneridge Mall Road Investors LLC and Callidus Software Inc. dated March 30, 2010 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q filed with the Commission on May 7, 2010)
10.2
1997 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.3	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.1 to the Company's Form 10-Q filed with the Commission on August 9, 2010)
10.4	Form of Stock Option Agreement (incorporated by reference herein from Exhibit 10.7.1 to the Company's Form 10-Q filed with the Commission on November 15, 2004)
10.5	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K filed with the Commission on March 27, 2006)
10.6	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on May 8, 2009)

Exhibit Number	Description
10.7	Form of Executive Change of Control Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on May 8, 2009)
10.8	Form of Director Change of Control Agreement—Full Single-Trigger (incorporated by reference to Exhibit 10.8.1 to the Company's Form 10-Q filed with the Commission on August 9, 2010)
10.9
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.10
Employment Agreement with Ronald J. Fior dated August 30, 2002 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.11
Form of Performance-Based Stock Option Agreement for stock options granted to Mr. Ronald J. Fior on September 1, 2004 (incorporated by reference herein from Exhibit 10.28 to the Company's Form 8-K filed with the Commission on September 3, 2004)
10.12	Form of Executive Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company's Form 8-K filed with the Commission on January 29, 2008)
10.13	Resignation Letter Between Callidus Software Inc. and Robert H. Youngjohns (incorporated by reference to Exhibit 10.25 to the Company's Form 8-K filed with the Commission on November 20, 2007)
10.14	Non-Qualified Stock Option Agreement with Robert H. Youngjohns (incorporated by reference to Exhibit 10.35 to the Company's Form 10-Q filed with the Commission on August 11, 2005)
10.15	Restricted Stock Agreement with Michael L. Graves (incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q filed with the Commission on August 1, 2007)
10.16
Amendment dated November 30, 2007 to Offer Letter Between Callidus Software Inc. and Leslie J. Stretch (incorporated by reference to Exhibit 10.26 to the Company's Form 8-K filed with the Commission on November 20, 2007)
10.17	Offer Letter with V. Holly Albert dated August 8, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on August 7, 2009)
10.18	Employment Agreement with Merritt Alberti dated January 16, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the Commission on August 7, 2009)
10.19	Relocation Expense Allowance agreement with Merritt Alberti dated June 18, 2009 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the Commission on August 7, 2009)
10.20	Offer Letter with Jimmy Duan dated September 24, 2008 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the Commission on August 7, 2009)
10.21	Offer Letter with Michael Graves dated February 6, 2007 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed with the Commission on August 7, 2009)
10.22	Offer Letter with Jeffrey Saling dated January 8, 2004 (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed with the Commission on August 7, 2009)

Exhibit Number	Description
10.23	Offer Letter with Lorna Heynike dated July 24, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on November 6, 2009)
10.24	Offer Letter with Saied Karamooz dated April 27, 2010 (incorporated by reference to Exhibit 10.26 to the Form 10-Q filed August 9, 2010)
10.25	Offer Letter with Meredith Calvert dated June 16, 2010 (incorporated by reference to Exhibit 10.27 to the Form 10-Q filed August 9, 2010)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	302 Certifications
32.1	906 Certifications

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 21, 2011.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR Ronald J. Fior, Chief Financial Officer, Senior Vice President, Finance and Operations

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ LESLIE J. STRETCH Leslie J. Stretch	Chief Executive Officer, President and Director (Principal Executive Officer)	March 21, 2011
/s/ RONALD J. FIOR Ronald J. Fior	Chief Financial Officer and Senior Vice President, Finance and Operations (Principal Accounting Officer)	March 21, 2011
/s/ CHARLES M. BOESENBERG Charles M. Boesenberg	Chairman	March 21, 2011
/s/ WILLIAM B. BINCH William B. Binch	Lead Independent Director	March 21, 2011
/s/ MARK A. CULHANE Mark A. Culhane	Director	March 21, 2011
/s/ GEORGE B. JAMES George B. James	Director	March 21, 2011
/s/ DAVID B. PRATT David B. Pratt	Director	March 21, 2011
/s/ MICHELE VION Michele Vion	Director	March 21, 2011

CALLIDUS SOFTWARE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Callidus Software Inc.:

        We have audited the accompanying consolidated balance sheets of Callidus Software Inc. (the Company) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Callidus Software Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Callidus Software Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callidus Software Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Callidus Software Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        As discussed in note 5 to the consolidated financial statements, the Company changed its method of accounting for other than temporary impairments of available for sale investments during the year ended December 31, 2009 included in Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 320, Investments—Debt and Equity Securities.

/s/ KPMG LLP
Mountain View, CA
March 21, 2011

CALLIDUS SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(In thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$12,830	$11,565
Short-term investments	17,873	21,985
Accounts receivable, net of allowances of $398 in 2010 and $563 in 2009	19,908	12,715
Deferred income taxes	—	170
Prepaid and other current assets	4,441	3,872

Total current assets	55,052	50,307
Long-term investments	787	1,142
Property and equipment, net	8,016	4,355
Goodwill	8,031	5,528
Intangible assets, net	4,274	2,993
Deferred income taxes, noncurrent	1,645	1,255
Deposits and other assets	2,000	679

Total assets	$79,805	$66,259

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,299	$3,407
Accrued payroll and related expenses	2,859	3,929
Accrued expenses	6,169	3,219
Deferred income taxes	1,691	1,229
Deferred revenue	28,417	21,440
Capital lease obligations, short-term	1,119	—

Total current liabilities	43,554	33,224
Long-term deferred revenue	4,388	668
Other liabilities	1,619	1,136
Capital lease obligations, long-term	2,162	—

Total liabilities	51,723	35,028

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 32,624 and 30,561 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	31	30
Additional paid-in capital	222,363	212,435
Accumulated other comprehensive income	(98)	244
Accumulated deficit	(194,214)	(181,478)

Total stockholders' equity	28,082	31,231

Total liabilities and stockholders' equity	$79,805	$66,259

See accompanying Notes to Consolidated Financial Statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Revenues:
Recurring	$53,025	$46,322	$40,546
Services	15,061	29,702	49,535
License	2,794	5,034	17,100

Total revenues	70,880	81,058	107,181
Cost of revenues:
Recurring	26,104	22,468	16,111
Services	15,353	26,195	44,613
License	380	754	897

Total cost of revenues	41,837	49,417	61,621

Gross profit	29,043	31,641	45,560

Operating expenses:
Sales and marketing	16,229	20,369	29,456
Research and development	10,445	13,853	14,597
General and administrative	13,754	12,310	14,237
Restructuring	1,655	2,993	1,641
Impairment of acquired intangible asset	160	—	—

Total operating expenses	42,243	49,525	59,931

Operating loss	(13,200)	(17,884)	(14,371)
Interest and other income, net	(14)	308	702

Loss before provision (benefit) for income taxes	(13,214)	(17,576)	(13,669)
Provision (benefit) for income taxes	(478)	377	161

Net loss	$(12,736)	$(17,953)	$(13,830)

Net loss per share—basic and diluted
Net loss per share	$(0.40)	$(0.60)	$(0.46)

Shares used in basic and diluted per share computation	31,536	30,050	29,913

See accompanying Notes to Consolidated Financial Statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2010, 2009 and 2008

	Common Stock			Accumulated other Comprehensive Income
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity	Comprehensive Loss
	Shares	Amount
	(In thousands, except per share data)
Balance as of December 31, 2007	29,704	$30	$203,110	$456	$(149,847)	$53,749
Exercise of stock options under stock incentive plans	755	1	2,484	—	—	2,485
Issuance of common stock under stock purchase plans	532	—	2,320	—	—	2,320
Issuance of common stock under restricted stock plans, net of shares withheld for employee taxes	243	—	(207)	—	—	(207)
Stock-based compensation	—	—	7,704	—	—	7,704
Unrealized loss on investments	—	—	—	(31)	—	(31)	$(31)
Cumulative translation adjustment	—	—	—	(304)	—	(304)	(304)
Stock repurchases	(1,994)	(2)	(7,918)	—	—	(7,920)
Net loss	—	—	—	—	(13,830)	(13,830)	(13,830)

Balance as of December 31, 2008	29,240	$29	$207,493	$121	$(163,677)	$43,966	$(14,165)

Exercise of stock options under stock incentive plans	104	—	101	—	—	101
Issuance of common stock under stock purchase plans	788	1	1,687	—	—	1,688
Issuance of common stock under restricted stock plans, net of shares withheld for employee taxes	677	—	(437)	—	—	(437)
Stock-based compensation	—	—	4,332	—	—	4,332
Stock repurchases	(248)	—	(741)	—	—	(741)
Cumulative effect of adoption of an accounting principle	—	—	—	(152)	152	—
Unrealized gain on investments	—	—	—	129	—	129	$129
Cumulative translation adjustment	—	—	—	146	—	146	146
Net loss	—	—	—	—	(17,953)	(17,953)	(17,953)

Balance as of December 31, 2009	30,561	$30	$212,435	$244	$(181,478)	$31,231	$(17,678)

Exercise of stock options under stock incentive plans	841	1	2,714	—	—	2,715
Issuance of common stock under stock purchase plans	518	—	1,211	—	—	1,211
Issuance of common stock under restricted stock plans, net of shares withheld for employee taxes	554	—	(554)	—	—	(554)
Stock-based compensation	—	—	5,622	—	—	5,622
Acquisition-related consideration and other	150	—	935	—	—	935
Unrealized loss on investments	—	—	—	(284)	—	(284)	$(284)
Cumulative translation adjustment	—	—	—	(58)	—	(58)	(58)
Net loss	—	—	—	—	(12,736)	(12,736)	(12,736)

Balance as of December 31, 2010	32,624	$31	$222,363	$(98)	$(194,214)	$28,082	$(13,078)

See accompanying Notes to Consolidated Financial Statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
		(In thousands)
Cash flows from operating activities:
Net loss	$(12,736)	$(17,953)	$(13,830)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	2,565	2,748	2,511
Amortization of intangible assets	2,549	2,058	2,886
Provision for doubtful accounts and service remediation reserves	198	(108)	819
Stock-based compensation	5,631	4,324	7,696
Stock-based compensation related to acquisition	470	—	—
Impairment of acquired intangible asset	160	—	—
Revaluation of acquisition contingent consideration	86	—	—
Release of valuation allowance	(614)	—	—
Acquisition of leasehold improvement	961	—	—
(Gain) loss on disposal of property	—	(1)	25
Net (accretion) amortization on investments	249	58	(162)
Put option (gain) loss	52	390	(492)
(Gain) loss on investments classified as trading securities	(118)	(484)	771
Changes in operating assets and liabilities:
Accounts receivable	(6,375)	10,234	3,259
Prepaid and other current assets	(631)	218	35
Other assets	(727)	226	1,052
Accounts payable	(10)	822	(687)
Accrued expenses	473	(2,336)	(2,413)
Accrued payroll and related expenses	(1,029)	(2,591)	60
Accrued restructuring	151	(668)	(159)
Deferred revenue	10,564	(998)	4,783
Deferred income taxes	255	200	(4)

Net cash provided by (used in) operating activities	2,124	(3,861)	6,150

Cash flows from investing activities:
Purchases of investments	(20,943)	(28,957)	(13,919)
Proceeds from maturities and sale of investments	25,015	11,670	36,820
Purchases of property and equipment	(2,779)	(1,943)	(2,491)
Proceeds from disposal of property and equipment	23	—	—
Purchases of intangible assets	(1,832)	(1,601)	(361)
Acquisition, net of cash acquired	(1,922)	(14)	(9,386)
Change in restricted cash	(600)	202	—

Net cash provided by (used in) investing activities	(3,038)	(20,643)	10,663

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	3,926	1,789	4,805
Repurchases of stock	—	(742)	(7,920)
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(554)	(436)	(207)
Repayment of debt assumed through acquisition	(899)	—	—
Payment of principle under capital lease	(244)	—	—

Net cash (used in) provided by financing activities	2,229	611	(3,322)

Effect of exchange rates on cash and cash equivalents	(50)	68	86

Net increase (decrease) in cash and cash equivalents	1,265	(23,825)	13,577
Cash and cash equivalents at beginning of year	11,565	35,390	21,813

Cash and cash equivalents at end of year	$12,830	$11,565	$35,390

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$8	$14

Non-cash activities:
Acquisition of property and equipment through capital leases	$3,525	—	—

See accompanying Notes to Consolidated Financial Statements

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Significant Accounting Policies

  Description of Business

        The Company is a provider of Sales Performance Management software and services to global companies. Enterprises use SPM systems to optimize their investment in sales planning and performance. SPM solutions also provide the capability to continually monitor and analyze these business processes in order to understand what is working well and which programs might need to be revised. Sales performance and incentive compensation management programs are key vehicles in aligning employee and channel partner goals with corporate objectives. The Company's suite of products enables companies to access applicable transaction data, allocate compensation credit to appropriate employees and business partners, determine relevant compensation measurements, payment amounts and timing, and accurately report on compensation results. By facilitating effective management of complex incentive and sales performance programs, the Company's products allow its customers to align sales and incentive strategies with corporate objectives to increase sales revenue, make better use of their sales and incentive budgets, and drive productivity improvements. The Company's software suite is based on its proprietary technology and extensive expertise in sales performance programs, and provides the flexibility and scalability required to meet the dynamic SPM requirements of small, medium, and large businesses across multiple industries. The Company's products drive sales strategies toward desired business outcomes.

  Principles of Consolidation

        The consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the Company), which include wholly-owned subsidiaries in Australia, Canada, Germany, Hong Kong, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated in the consolidation.

  Certain Risks and Uncertainties

        The Company's products and services are concentrated in the software industry, which is characterized by rapid technological advances and changes in customer requirements. A critical success factor is management's ability to anticipate or to respond quickly and adequately to technological developments in its industry and changes in customer requirements. Any significant delays in the development or introduction of products or services could have a material adverse effect on the Company's business and operating results.

        Historically, a substantial portion of the Company's revenues have been derived from sales of its products and services to customers in the financial and insurance industries. Disruptions in these industries as we have observed in the recent economic turmoil may result in these customers deferring or cancelling future planned expenditures on the Company's products and services. The Company is also subject to fluctuations in sales for the TrueComp product, and its revenues are typically dependent on a small volume of transactions. Continued macroeconomic weakness may keep potential customers from purchasing the Company's products.

  Use of Estimates

        Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (SEC) requires management to make estimates and assumptions that affect the

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, the allocation of the value of purchase consideration for business acquisitions, uncertain tax liabilities, valuation of certain investments, allowances for doubtful accounts and service remediation reserves, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairment charges, accrued liabilities and other contingencies. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates such estimates and assumptions on an ongoing basis using historical experience and considers other factors, including the current economic environment, for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and declines in IT spending by companies have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates. Changes in those estimates, if any, resulting from continuing changes in the economic environment, will be reflected in the financial statements in future periods.

  Foreign Currency Translation

        The functional currencies of the Company's foreign subsidiaries are their respective local currencies. Accordingly, the foreign currencies are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average rates during each reporting period for the results of operations. Adjustments resulting from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in interest and other income, net in the accompanying consolidated statements of operations.

  Cash and Cash Equivalents and Investments

        The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of December 31, 2010 and 2009 consisted of money market funds. The Company determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2010, all investment securities are designated as "available-for-sale". As of December 31, 2009, all investment securities, except for certain auction rate securities that were classified as trading, were designated as "available-for-sale". The Company considers all investments that are available-for-sale, except for certain auction rate securities, that have a maturity date longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. These securities are carried at estimated fair value based on quoted market prices or other readily available market information, with the unrealized gains (losses) reported as a separate component of stockholders' equity. Gains are recognized when realized in our Consolidated Statements of Operations. Losses are recognized as realized. When the Company has determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

        The remaining auction rate security carries AAA credit ratings from one or more of the major credit rating agencies. The investment is an education municipal security substantially collateralized by the U.S. Department of Education Federal Family Education Loan program guarantee. The security held by the Company is not a mortgage-backed debt obligation. Liquidity for the security is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 days. However, as a result of liquidity issues in the global credit and capital markets, the auctions for the Company's auction rate securities, including the one remaining auction rate security, failed beginning in February 2008, when sell orders exceeded buy orders. The failures of these auctions did not affect the value of the collateral underlying the auction rate securities, and the Company continued to earn and receive interest on the Company's auction rate securities at contractually set rates.

        In connection with certain of the auction rate securities, in October 2008, one financial institution where the Company held auction rate securities issued certain put option rights to the Company, which entitled the Company to sell its auction rate securities to the financial institution for a price equal to the par value plus any accrued and unpaid interest. These rights to sell the securities were exercisable at any time during the period from June 30, 2010 to July 2, 2012, after which the rights would expire. During the second quarter of 2010, two such auction rate securities were redeemed at par by the financial institution. The Company exercised its option to sell the remaining one auction rate security classified as trading on June 30, 2010. The transaction was settled on July 1, 2010 at par. As of December 31, 2010, the Company has one auction rate security remaining, which is classified as available-for-sale and is carried at its fair value of approximately $787,000. The Company does not hold any auction rate securities classified as trading as of December 31, 2010. The Company has used a discounted cash flow model to estimate the fair value of its investment in the auction rate security classified as available-for-sale as of December 31, 2010.

  Fair Value of Financial Instruments and Concentrations of Credit Risk

        The fair value of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective carrying value due to their short maturity. See Note 5—Investments for discussion regarding the valuation of the Company's investments. Financial instruments that potentially subject the Company to concentrations of credit risk are short-term investments, long-term investments and trade receivables. The Company mitigates concentration of risk by monitoring ratings, credit spreads and potential downgrades for all bank counterparties on at least a quarterly basis. Based on the Company's on-going assessment of counterparty risk, the Company will adjust its exposure to various counterparties.

        The Company's customer base consists of businesses throughout the Americas, Europe, Middle East, Africa and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of December 31, 2010 and December 31, 2009, the Company had no customers comprising greater than 10% of net accounts receivable. Refer to Note 13 for information regarding revenues from significant customers.

  Reserve Accounts

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reduces gross trade accounts receivable with its allowance for doubtful accounts and service

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

remediation reserve. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectability. Account balances are charged against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote.

        The Company must make estimates of the uncollectibility of accounts receivable. The Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company's future provision for doubtful accounts. Specifically, if the financial condition of customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required and such provision may be material. The allowance for doubtful accounts is netted against accounts receivable on the consolidated balance sheets.

        The service remediation reserve is the Company's best estimate of the probable amount of remediation services it will have to provide for ongoing professional service arrangements. Provisions to the allowance for doubtful accounts are recorded in general and administrative expenses, while provisions for service remediation reduce services revenues.

        The Company generally warrants that its services will be performed in accordance with the criteria agreed upon in a statement of work, which the Company generally executes with each applicable customer prior to commencing work. Should these services not be performed in accordance with the agreed upon criteria, the Company typically provides remediation services until such time as the criteria are met. Management must use judgments and make estimates of service remediation reserves related to potential future requirements to provide remediation services in connection with current period service revenues. When providing for service remediation reserves, the Company analyzes historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Material differences may result in the amount and timing of revenues if, for any period, actual remediation claims differ from management's judgments or estimates. The service remediation reserve balance is netted against accounts receivable on the consolidated balance sheets.

        Below is a summary of the changes in the Company's reserve accounts for 2010, 2009 and 2008 (in thousands):

	Balance at Beginning of Period	Provision, Net of Recoveries	Write-Offs	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2010	$307	$180	$(121)	$366
Year ended December 31, 2009	550	178	(421)	307
Year ended December 31, 2008	154	645	(249)	550

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

	Balance at Beginning of Period	Provision	Remediation Service Claims	Balance at End of Period
Service remediation reserve
Year ended December 31, 2010	$256	$68	$(292)	$32
Year ended December 31, 2009	399	818	(961)	$256
Year ended December 31, 2008	225	1,770	(1,596)	399

  Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the assets' estimated useful lives or the related lease terms. Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts and the gain or loss is reflected in the consolidated statements of operations.

  Restricted Cash

        Included in deposits and other assets in the consolidated balance sheets at December 31, 2010 and 2009 is restricted cash totaling $678,000 and $232,000, respectively, related to security deposits on leased facilities for the Company's New York, New York and Pleasanton, California offices at December 31, 2010, and our New York, New York and San Jose, California offices at December 31, 2009. The restricted cash represents investments in certificates of deposit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in prepaid and other current assets and deposits and other assets based on the contractual term for the release of the restriction.

  Goodwill and Acquired Intangible Assets

        The Company reviews its goodwill and intangible assets with indefinite lives for impairment in during its fourth quarter on an annual basis, or more frequently, if facts and circumstances warrant a review. In order to estimate the fair value of goodwill and intangible assets with indefinite lives, the Company estimates future revenue, considers market factors and estimates its future cash flows. The Company has one reporting unit and evaluates goodwill for impairment by comparing the carrying amount of the reporting unit, including the associated goodwill, to its estimated undiscounted future cash flows.

        Intangible assets with finite lives are amortized over their estimated useful lives of one to 12 years. Generally, amortization is based on the higher of a straight-line method or the pattern in which the economic benefits of the intangible asset will be consumed.

        As of December 31, 2010, the Company noted impairment indicators for one of its acquired intangible assets and recognized a charge of approximately $160,000, equal to the amount by which the carrying amount exceeded the fair value of the asset. As of December 31, 2010, the Company noted no other indications of impairment of its goodwill or acquired intangible assets with indefinite lives.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

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

  Stock-Based Compensation

        The Company measures and recognizes compensation expense for stock-based awards made to employees and directors including employee stock options and employee stock purchases under the Company's Employee Stock Purchase Plan based on estimated fair values on the date of grant using the Black-Scholes-Merton option pricing model. Stock-based compensation expense for restricted stock units (RSU) is determined based on the closing price of our common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in the Company's Consolidated Statements of Operations.

  Foreign Currency

        The Company transacts business in foreign countries in U.S. dollars and in various foreign currencies. Occasionally, the Company may enter into forward exchange contracts to reduce its exposure to currency fluctuations on its foreign currency exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on the Company's operating results. These contracts are carried at fair value with changes recorded in interest and other income. The Company does not use these contracts for speculative or trading purposes.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

  Income Taxes

        The Company is subject to income taxes in both the United States and foreign jurisdictions and the Company uses estimates in determining its provision for income taxes. This process involves estimating actual current tax assets and liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the consolidated balance sheets. Net deferred tax assets are recorded to the extent the Company believes that these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. With the exception of the net deferred tax assets of one of the Company's foreign subsidiaries, the Company maintained a full valuation allowance against its net deferred tax assets at December 31, 2010 because the Company believes that it is not more-likely-than-not that the gross deferred tax assets will be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event the Company were to determine that it would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made.

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

        The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the accompanying consolidated statement of operations. Accrued interest and penalties are included in other liabilities.

  Revenue Recognition

        The Company generates revenues by providing its software applications as a service through its on-demand subscription and providing related professional services to its customers, as well as through perpetual or time-based term licenses and providing related software support. The Company presents revenue net of sales taxes and any similar assessments.

        The Company recognizes revenues in accordance with accounting standards for software and service companies. The Company will not recognize revenue until persuasive evidence of an

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is deemed probable. The Company evaluates each of these criteria as follows:

          Evidence of an Arrangement.    The Company considers a non-cancelable agreement signed by it and the customer to be evidence of an arrangement.

          Delivery.     In on-demand arrangements, the Company considers delivery to have occurred as the service is provided to the customer, and they have access to the hosting environment. In both perpetual and time-based term licensing arrangements, the Company considers delivery to have occurred when the customer either (a) takes possession of the software via a download (i.e., when the customer takes possession of the electronic data on its hardware) or (b) has been provided with access codes that allow the customer to take immediate possession of the software on its hardware pursuant to an agreement or purchase order for the software. The Company's typical end-user license agreement does not include customer acceptance provisions.

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

  Recurring Revenue

        Recurring revenues include on-demand revenues, time-based term license revenues and maintenance revenues. On-demand revenues are principally derived from technical operation fees earned through the Company's services offering of the on-demand TrueComp suite, as well as revenues generated from business operations services. Time based term license revenues are derived from fees earned through the licensing of the Company's software bundled with maintenance for a specified period of time. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company's licensed software. Customers that own perpetual licenses can receive the benefits of upgrades, updates, and support from either subscribing to the Company's on-demand services or purchasing maintenance services.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

        On-Demand Revenue.    In arrangements where the Company provides its software applications as a service, the Company has considered accounting guidance for arrangements that include the right to use software stored on another entity's hardware and non-software deliverables in an arrangement containing more-than-incidental software, and has concluded that these transactions are considered service arrangements and fall outside of the scope of software revenue recognition guidance. Accordingly, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and accounting guidance for revenue arrangements with multiple deliverables. Customers will typically prepay for the Company's on-demand services, which amounts the Company defers and recognizes ratably over the non-cancelable term of the customer contract. In addition to the on-demand services, these arrangements may also include implementation and configuration services, which are billed on a time-and-materials or fixed-fee basis. In determining whether the consulting services can be accounted for separately from on-demand revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors; whether objective and reliable evidence of fair value exists for the undelivered elements; the nature of the consulting services; the timing of when the consulting contract is signed in comparison to the on-demand service contract and the contractual dependence of the consulting work on the on-demand service.

        For all of the arrangements where the elements qualify for separate units of accounting, the on-demand revenues are recognized ratably over the non-cancelable contract term, which is typically 12 to 24 months, beginning on the date the on-demand services begin to be performed. Implementation and configuration services, when sold with the on-demand offering, are recognized as the services are rendered for time-and-materials contracts. The majority of the Company's implementation and configuration services for on-demand arrangements are accounted for in this manner. If implementation and configuration services associated with an on-demand arrangement do not qualify as a separate unit of accounting, the Company will recognize the revenue from implementation and configuration services ratably over the remaining non-cancelable term of the on-demand contract once the implementation is complete. For arrangements with multiple deliverables, the Company allocates the total contractual arrangement to the separate units of accounting based on their relative fair values, as determined by the fair value of the undelivered and delivered items. The Company has been able to establish fair value on all elements of multiple element arrangements using VSOE except for the hosting arrangements that include fixed fee service arrangements for the implementation.

        In addition, the Company will defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. The deferred costs on the Company's condensed consolidated balance sheets for these consulting arrangements totaled $3.0 million and $1.8 million at December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, $2.3 million and $1.4 million, respectively, of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the condensed consolidated balance sheets.

        Included in the deferred costs for on-demand arrangements is the deferral of commission payments to the Company's direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company's on-demand offering was $1.2 million and $1.0 million at December 31, 2010 and 2009, respectively.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

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

        Multi-Year Time-based Term License arrangements often include multiple elements (e.g., software technology, maintenance, training, consulting and other services). The Company allocates revenue to each element of the arrangement based on the VSOE of each element's fair value when the Company can demonstrate that sufficient evidence exists of the fair value for the undelivered elements. The VSOE of fair value of each element in multiple element arrangements is determined based on either (i) in the case of maintenance, providing the customer with the ability during the term of the arrangement to renew maintenance at a substantive renewal rate or (ii) in the case of professional services, selling the element on a stand-alone basis.

        In Multi-Year Time-based Term License arrangements that include multiple elements and for which fair value of VSOE cannot be established for the undelivered elements, the entire arrangement fee is recognized ratably over the remaining non-cancellable term of the arrangement after completion of professional services, if any.

        Similar to certain on-demand arrangements as described above, the Company will defer the direct costs, and amortize those costs over the same time period as the related revenue is recognized. The deferred costs on the Company's condensed consolidated balance sheets for these arrangements totaled $0.7 million and $0.1 million at December 31, 2010 and December 31, 2009, respectively. As of December 31, 2010, $0.2 million of the deferred costs are included in prepaid and other current assets, with the remaining amount of $0.5 million included in deposits and other assets in the condensed consolidated balance sheets. As of December 31, 2009, the deferred costs are included in prepaid and other current assets in the consolidated balance sheets. The deferred costs mainly represent commission payments to the Company's direct sales force for time-based term license arrangements, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

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

  Services Revenue

        Professional Service Revenue.    Professional service revenues primarily consist of integration services related to the integration and configuration of the Company's products as well as training. The Company's integration and configuration services do not involve customization to, or development of, the underlying software code. Generally, the Company's professional services arrangements are on a time-and-materials basis. Reimbursements, including those related to travel and out-of-pocket expenses, are included in services revenues, and an equivalent amount of reimbursable expenses is included in cost of services revenues. For professional service arrangements with a fixed fee, the Company recognizes revenue utilizing the proportional performance method of accounting. The Company estimates the proportional performance on fixed-fee services contracts on a monthly basis, if possible, utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. To the extent the Company enters into a fixed-fee services contract, a loss will be recognized any time the total estimated project cost exceeds project revenues.

        In certain arrangements, the Company has provided for unique acceptance criteria associated with the delivery of professional services. In these instances, the Company has recognized revenue in accordance with the provisions of SAB 104. To the extent there is contingent revenue in these arrangements, the Company will defer the revenue until the contingency has lapsed.

  Perpetual License Revenue

        The Company's perpetual software license arrangements typically include: (i) an end-user license fee paid in exchange for the use of its products, generally based on a specified number of payees, and (ii) a maintenance arrangement that provides for technical support and product updates, generally over renewable twelve month periods. If the Company is selected to provide integration and configuration services, then the software arrangement will also include professional services, generally priced on a time-and-materials basis. Depending upon the elements in the arrangement and the terms of the related agreement, the Company recognizes license revenues under either the residual or the contract accounting method.

        Certain arrangements result in the payment of customer referral fees to third parties that resell the Company's software products. In these arrangements, license revenues are recorded, net of such referral fees, at the time the software license has been delivered to a third-party reseller and an end-user customer has been identified.

        The Company recognizes license revenues using the residual method pursuant to the requirements of accounting guidance for software revenue recognition. Under the residual method, revenues are recognized when vendor-specific objective evidence for fair value exists for all of the undelivered elements in the arrangement (i.e. professional services and maintenance), but does not exist for one or

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

more of the delivered elements in the arrangement (i.e. the software product). The Company allocates revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately. For a certain class of transactions, the fair value of the maintenance portion of the Company's arrangements is based on substantive stated renewal rates rather than stand-alone sales. The fair value of the professional services portion of the arrangement is based on the hourly rates that the Company charges for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.

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

  Advertising Costs

        The Company expenses advertising costs in the period incurred. Advertising expense was $17,000, $29,000, and $53,000 for 2010, 2009 and 2008, respectively.

  Net Loss Per Share

        Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, the release of restricted stock, and purchases of employee stock purchase plan (ESPP) shares to the extent these shares are dilutive. For 2010, 2009 and 2008, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.

        Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2010	2009	2008
Restricted stock	2,029	957	1,101
Stock options	6,275	6,639	6,710
ESPP	174	359	297

Totals	8,478	7,955	8,108

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

        The weighted average exercise price of stock options excluded for 2010, 2009 and 2008 was $4.52, $4.70 and $5.13, respectively.

  Comprehensive Income (Loss)

        Comprehensive income (loss) is the total of net income (loss), unrealized gains and losses on investments and foreign currency translation adjustments. Unrealized gains and losses on investments and foreign currency translation adjustment amounts are excluded from net loss and are reported in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.

        The following table sets forth the components of accumulated other comprehensive income (loss) as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Unrealized gain (loss) on available-for-sale securities	(294)	141
Cumulative foreign currency translation gains	196	255
Unrealized loss on adoption of new accounting standards	—	(152)

Balance at December 31	$(98)	$244

  Recent Accounting Pronouncements

        In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force". It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25. The revised guidance permit entities to initially use management's estimate of selling price to value individual deliverables when those deliverables do not have vendor-specific objective evidence (VSOE) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company has adopted this accounting guidance on January 1, 2011, for applicable arrangements entered into or materially modified after January 1, 2011. The adoption will have no impact on the Company's consolidated financial statements for the year ended December 31, 2010 as the Company plans to adopt this standard prospectively.

        In January 2010, the FASB issued an accounting standards update on improving disclosures about fair value measurements to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2 and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 5 below. We adopted the new disclosure requirements and clarifications of existing disclosures in the first quarter of 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption will have no impact on the Company's consolidated financial statements for the year ended December 31, 2010.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Restructuring

        During 2008 and 2009, management approved and initiated plans to restructure certain operations by reducing the Company's workforce to eliminate redundant costs and improve efficiencies. The Company incurred restructuring charges of $1.6 million in 2008 and $3.0 million in 2009 in connection with severance and termination-related costs, most of which are severance-related cash expenditures. The cost savings program was substantially completed during 2009.

        During 2010, management approved an additional cost savings program to further reduce the Company's workforce and certain facilities. The charges related to the facilities are not a result of ongoing termination costs. As of December 31, 2010, $294,000 of facilities-related charges are accrued and will be amortized over the remaining lease term of these facilities. We do not expect to incur any additional costs as a result of the one-time termination costs. The Company incurred restructuring charges of $1.7 million in 2010 in connection with this program. The program was substantially completed as of the end of 2010.

        Total costs for all programs approved to date of $7.8 million include restructuring charges of $1.6 million in 2008, $3.0 million in 2009, and $1.7 million in 2010.

        The following table sets forth a summary of accrued restructuring charges for 2010 and 2009 (in thousands):

	December 31, 2009	Cash Payments	Additions	Adjustments	December 31, 2010
Severance and termination-related costs	$146	$(1,504)	$1,392	$(31)	$3
Facilities related costs	—	—	399	(105)	294

Total accrued restructuring charges	$146	$(1,504)	$1,791	$(136)	$297

	December 31, 2008	Cash Payments	Additions	Adjustments	December 31, 2009
Severance and termination related costs	$810	$(3,657)	$3,047	$(54)	$146

Total accrued restructuring charges	$810	$(3,657)	$3,047	$(54)	$146

Note 3—Acquisition

        On January 1, 2010, the Company entered into a Stock Purchase Agreement for the purchase of all of the issued and outstanding shares of common stock of Actek, Inc. Actek delivers commission and incentive compensation software solutions to automate the process of calculating and managing complex commission, incentive and bonus pay arrangements. The acquisition expanded the Company's product offerings to include commissions and compliance software for complex selling environments for the insurance and financial services industries.

        The acquisition has been accounted for under the FASB's accounting standard for business combinations, which the Company adopted as of the beginning of fiscal 2009. Assets acquired and liabilities assumed were recorded at their estimated fair values as of January 1, 2010. The Company has included the financial results of Actek in its condensed consolidated financial statements from the date of acquisition. For the year ended December 31, 2010, Actek contributed $4.2 million to the Company's

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisition (Continued)

total revenues. The materiality of the acquisition does not warrant pro forma disclosures in the Company's consolidated financial statements.

        The following table summarizes the aggregate purchase consideration paid for Actek as of the date of acquisition (in thousands):

Closing Cash Payment	$1,651
Closing Stock Issuance—Common Stock and Additional Paid-in Capital	453
Fair value of liability classified contingent consideration	517
Additional purchase price for net working capital adjustment	270

Fair value of total consideration	$2,891

        On January 1, 2010, upon the closing of the acquisition, the Company paid Actek's sole stockholder $2.1 million in a combination of cash and common stock. The fair value of the common stock issued as part of the consideration paid for Actek was determined on the basis of the closing market price of the Company's common stock on the acquisition date. The Company also paid $270,000 in the second quarter of 2010 for the additional purchase price for a net working capital adjustment provided for in the Agreement.

        As part of the acquisition, the Company also agreed to pay additional consideration contingent on Actek retaining 90% of its recurring revenue during the one-year period following the acquisition (the "Milestone"). The Milestone payment consists of three components: (i) $600,000 in cash (the "Cash"); (ii) 100,000 shares of the Company's common stock in the form of a restricted stock unit (the "RSU"); and (iii) 200,000 shares of the Company's common stock in the form of a non-qualified stock option (the "Option"). The RSU and the Option were awarded and granted, respectively, after the acquisition on the last trading day of January 2010. The Cash would be paid if Actek has retained 90% of its recurring revenue in the first year subsequent to the acquisition date, and the RSU and Option shall each vest in full, if the Company's board of directors determines after the one-year anniversary of the acquisition that: i) the former sole stockholder of Actek is still employed with the Company on the first anniversary of the acquisition or was earlier terminated by the Company other than for cause and has signed an acceptable full release of claims and ii) Actek has retained 90% of its recurring revenue.

        The fair value of the contingent consideration arrangement was probability-weighted to reflect the likelihood that the Milestone will be achieved at the valuation date. Because the vesting of the RSU and Option are subject to the continued employment of Actek's sole stockholder, these contingent payments are considered compensatory and thus not part of the purchase price. The fair value of the contingent consideration associated with the RSU and Option of $0.5 million is recorded as stock-based compensation in general and administrative expenses over the service period of one year, while the cash contingent consideration is included in the total purchase price, and will be paid upon the achievement of the related contingencies as it is not contingent on continued employment. The RSU and Option compensation is classified as equity, and will not be remeasured after the acquisition date. The cash contingent consideration is classified as a liability. Subsequent changes in fair value for liability-classified contingent consideration are recognized in earnings and not as an adjustment to the purchase price.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisition (Continued)

        As of December 31, 2010, it was determined that the Milestone had been met; as a result, the cash portion was fully accrued as of that date. The $600,000 payment was made to the sole stockholder in February 2011.

  Purchase Price Allocation

        The total purchase price for Actek was allocated to the assets acquired and liabilities assumed based upon their preliminary fair value at the acquisition date as set forth below. The Company finalized the purchase price allocations during the second quarter of 2010 with no adjustments to the preliminary amounts.

        (in thousands)

Cash and cash equivalent	$3
Accounts receivable	1,045
Other current assets	13
Fixed assets	341
Intangible assets (see Note 4)	1,510
Accounts payable	(11)
Accrued payroll and related expenses	(117)
Deferred revenue	(147)
Other accrued liablities	(759)
Notes payable	(899)
Deferred tax liability	(614)

Total identifiable net assets	$365
Goodwill	2,526

Total Purchase Price	$2,891

        The Company considered uncertainty about collections and future cash flow when determining the fair value of the accounts receivable. The fair value of accounts receivable of $1.0 million represents gross contractual accounts receivable as all amounts were determined to be collectible.

  Valuation of Intangible Assets Acquired

        The following table sets forth each component of intangible assets acquired in connection with the acquisition: (in thousands)

	Fair Value	Estimated Useful Life
Customer Relationships	$644	12 years
Developed Technology	524	7 years
Tradename	302	Indefinite
Favorable Lease	40	4 years

Total Intangible Assets	$1,510

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisition (Continued)

        Customer relationships represent the fair value of the underlying customer support contracts and related relationships with Actek's existing customers. The estimated useful life of 12 years was primarily based on projected customer retention rates. Developed technology represents the fair values of Actek's products that have reached technological feasibility. The estimated useful life of 7 years was primarily based on projected product cycle and technology evolution. The favorable lease represents the fair value of a below market operating lease assumed by the Company related to an office facility located in Alabama. The estimated useful life was based on the remaining lease term. The Company utilized the income approach applying assumptions for future cash flow and discount rates using current market trends to determine the fair value.

        As of the date of the acquisition on January 1, 2010, the tradename was determined to have an indefinite life as we intended on continuing to use the name. At December 31, 2010, in connection with the annual impairment test for indefinite-lived intangibles, the Company determined that the value of the tradename was impaired and that it no longer intended to utilize the tradename on an indefinite basis. As a result, the Company recorded an impairment charge of $160,000 as of December 31, 2010. As of December 31, 2010, a finite life of five years was determined to be the remaining estimated useful life based on our assessment that the tradename will not be a valuable asset for more than a five-year period during which we plan to merge the acquired codebase with the existing codebase and the tradename will be abandoned.

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

  Acquisition Related Expenses

        Acquisition related expenses mainly consist of direct transaction costs such as professional service fees. For the year ended December 31, 2010, the Company incurred a total of $121,000 acquisition-related expenses associated with the Actek acquisition. These direct transactions costs were recorded as expenses in the Company's consolidated statements of operations.

Note 4—Goodwill and Intangible Assets

        Goodwill as of December 31, 2010 and 2009 was $8.0 million and $5.5 million, respectively. The change is related to goodwill associated with the Actek acquisition, as described in Note 3 above.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Goodwill and Intangible Assets (Continued)

        Intangible assets consisted of the following as of December 31, 2010 and 2009 (in thousands):

	December 31, 2009 Cost	December 31, 2009 Net	Additions	Impairment Charge	Amortization Expense	December 31, 2010 Net	Weighted Average Amortization Period (Years)
Purchased technology	$5,422	$1,972	$3,004	$—	$(1,982)	$2,994	3.44
Customer relationships	2,000	1,021	644	—	(554)	1,111	8.25
Tradename	—	—	302	(160)	—	142	5.00
Favorable Lease	—	—	40	—	(13)	27	4.00

Total intangible assets, net	$7,422	$2,993	$3,990	$(160)	$(2,549)	$4,274

	December 31, 2008 Cost	December 31, 2008 Net	Additions	Amortization Expense	December 31, 2009 Net	Weighted Average Amortization Period (Years)
Purchased technology	$3,579	$1,624	$1,843	$(1,495)	$1,972	1.62
Customer backlog	1,500	63	—	(63)	—	0.00
Customer relationships	2,000	1,521	—	(500)	1,021	2.04

Total intangible assets, net	$7,079	$3,208	$1,843	$(2,058)	$2,993

        Intangible assets include third-party software licenses used in our products and acquired assets related to the Actek acquisition in 2010 and the Compensation Technologies acquisition in 2008. Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred. The $4.0 million addition in 2010 is for purchases of third-party software licenses used in our products as well as $1.5 million for intangible assets associated with the Actek acquisition. As described in Note 3 above, the Company recorded an impairment charge for the acquired tradename as of December 31, 2010. As of the same date, the Company determined the remaining estimated useful life to be five years. No amortization expense related to the tradename was recorded for the year ended December 31, 2010.

        Amortization expense related to intangible assets was $2.5 million, $2.1 million and $2.9 million in 2010, 2009 and 2008, respectively, and was charged to cost of revenues for purchased technology and customer backlog, sales and marketing expense for customer relationships and general and administrative expense for the favorable lease. The Company's intangible assets are amortized over

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Goodwill and Intangible Assets (Continued)

their estimated useful lives of one to twelve years. Total future expected amortization is as follows (in thousands):

	Purchased Technology	Customer Relationships	Trademark	Favorable Lease
Year Ending December 31:
2011	1,916	554	29	14
2012	781	75	29	13
2013	75	54	28	—
2014	74	53	28	—
2015	74	53	28	—
2016 and beyond	74	322	—	—

Total expected amortization expense	$2,994	$1,111	$142	$27

Note 5—Financial Instruments

        The Company classifies debt and marketable equity securities based on the liquidity of the investment and management's intention on the date of purchase, and re-evaluates such designation as of each balance sheet date. As of December 31, 2010, all debt and marketable equity securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.

        The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Except for one remaining auction rate security, the Company considers all investments that are available-for-sale with a maturity date of longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. The auction rate security classified as available-for-sale is designated as a long-term investment due to the maturity date being longer than one year and the security not being highly liquid in the current market.

        Interest is included in interest and other income, net, in the accompanying consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Financial Instruments (Continued)

components of the Company's debt and marketable equity securities classified as available-for-sale were as follows at December 31, 2010 (in thousands):

December 31, 2010	Amortized Cost	Unrealized Gains	Total Unrealized Losses in Other Comprehensive Income (Loss)	Total Other Than Temporary Impairment Recorded In Other Comprehensive Income (Loss)	Gain (Loss) on Investments Recorded in the Statement of Operations	Estimated Fair Value
Short-term investments:
Corporate notes and obligations	9,267	9	(8)	—	—	9,268
U.S. government and agency obligations	8,493	—	(3)	—	—	8,490
Publicly traded securities	375	—	(260)	—	—	115
Long-term investments:
Auction rate security	800	—	(13)	—	—	787

Investments in debt and equity securities	$18,935	$9	$(284)	$—	$—	$18,660

        For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2010 (in thousands).

Contratual maturity	Amortized Cost	Estimated Fair Value
Less than 1 year	13,001	12,739
1 - 2 years	5,134	5,134
More than 2 years	800	787

Total	18,935	18,660

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Financial Instruments (Continued)

        The components of the Company's debt and marketable equity securities classified as available-for-sale were as follows for December 31, 2009 (in thousands):

December 31, 2009	Amortized Cost	Unrealized Gains	Total Unrealized Losses in Other Comprehensive Income (Loss)	Total Other Than Temporary Impairment Recorded In Other Comprehensive Income (Loss)	Gain (Loss) on Investments Recorded in the Statement of Operations	Estimated Fair Value
Short-term investments:
Certificate of deposits	720	—	—	—	—	720
Corporate notes and obligations	5,957	11	(6)	—	—	5,962
U.S. government and agency obligations	11,747	8	(17)	—	—	11,738
Long-term investments:
Auction rate securities classified as available for sale	900	—	(8)	—	—	892

Investments in debt and equity securities	$19,324	$19	$(31)	$—	$—	$19,312

        For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2009 (in thousands).

Contratual maturity	Amortized Cost	Estimated Fair Value
Less than 1 year	8,614	8,610
1 - 2 years	9,810	9,810
More than 2 years	900	892

Total	19,324	19,312

        The Company had no realized gains or losses on sales of its investments in 2010 and 2009. The Company had proceeds of $25 million from maturities and sales of investments for 2010. All proceeds from sales and maturities of investments were equal to the par value of the securities.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Financial Instruments (Continued)

        The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company's financial assets was determined using the following inputs at December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
December 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$4,835	$4,835	$—	$—
U.S. treasury bills(2)	6,493	6,493	—	—
Corporate notes and obligations(2)	9,267	—	9,267	—
U.S. government and agency obligations(2)	1,998	—	1,998	—
Publicly traded securities(2)	115	—	115	—
Auction-rate security(3)	787	—	—	787

Total	$23,495	$11,328	$11,380	$787

(1)
Included in cash and cash equivalents on the consolidated balance sheet.

(2)
Included in short-term investments on the consolidated balance sheet.

(3)
Included in long-term investments on the consolidated balance sheet.

	Fair Value Measurements at Reporting Date Using
December 31, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$6,644	$6,644	$—	$—
U.S. treasury bills(2)	5,043	5,043	—	—
Certificate of deposits(2)	720	—	720	—
Corporate notes and obligations(2)	5,962	—	5,962	—
U.S. government and agency obligations(2)	6,695	—	6,695	—
Auction-rate securities(2)(3)	4,458	—	—	4,458
Asset associated with put option(4)	102	—	—	102
Warrants(5)	25	—	—	25
Publicly traded securities(5)	225	225	—	—

Total	$29,874	$11,912	$13,377	$4,585

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

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Financial Instruments (Continued)

        The table below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

	Balance at December 31, 2009	Addition	Disposition	Gain (Loss) Recorded in Statement of Operations	Unrealized Gain (Loss)	Balance at December 31, 2010
Auction rate securities classified as trading	$3,566	$—	$(3,700)	$134	$—	$—
Auction rate security classified as available for sale	892	—	(100)	—	(5)	787
Asset associated with put option	102	—	—	(102)	—	—
Warrants	25	—	—	(25)	—	—

Total	$4,585	$—	$(3,800)	$7	$(5)	$787

Valuation of Investments, Put Option and Warrants

  Level 1 and Level 2

        The Company's available-for-sale securities include corporate notes and obligations and U.S. government and agency obligations at December 31, 2010 and corporate notes and obligations, U.S. government and agency obligations, and certificates of deposits at December 31, 2009. The Company values these securities using a pricing matrix from a reputable pricing service, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). However, the Company classifies all of its available-for-sale securities, except for U.S. treasury and certain auction rated securities, as having Level 2 inputs. The Company validates the estimated fair value received from the reputable pricing service on a quarterly basis. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.

        In December 2009, the Company executed a "Subscription Agreement for Units" ("the Agreement") with ForceLogix Technologies, Inc. ("ForceLogix"). ForceLogix is a Canada-based public company that delivered on-demand sales management process optimization solutions for sales organizations. Pursuant to the Agreement, the Company purchased 2,639,000 units of ForceLogix for an aggregate of $250,000. Each unit consists of one common share and three quarters (3/4) of one common share purchase warrant of ForceLogix. In April 2010, the Company executed another "Subscription Agreement for Common Shares" with ForceLogix to purchase an additional 2,003,800 common shares of ForceLogix for a total of $150,000. The Company owned approximately 8% of the outstanding common shares of ForceLogix as of December 31, 2010 and does not have the ability to exercise significant influence. Refer to Note 15 of our Notes to Consolidated Financial Statements for information regarding the Company's purchase of the assets of ForceLogix in February 2011.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Financial Instruments (Continued)

        Prior to the third quarter of 2010, the Company valued the investment in the ForceLogix common stock using observable inputs (Level 1 inputs) and the related warrants using unobservable inputs (Level 3 inputs). Due to the reduced trading volume of ForceLogix's common shares on the Canadian Stock Exchange in the second half of 2010, the Company considered that the share price was no longer qualified for Level 1 inputs which are defined as quoted prices in active markets. The share price was thus considered significant other observable inputs (Level 2 inputs) and the Company transferred the ForceLogix common stock investment from Level 1 to Level 2 in the fair value hierarchy as of September 30, 2010. There were no other transfers between Level 1 and Level 2 fair value hierarchies during the fiscal year of 2010.

  Level 3

        The Company valued its auction rate securities classified as available-for-sale securities using unobservable inputs (Level 3). The Company utilized the income approach applying assumptions for interest rates using current market trends and an estimated term based on expectations from brokers for liquidity in the market and redemption periods agreed to by other broker-dealers. The Company also applied an adjustment for the lack of liquidity to the value determined by the income approach utilizing a put option model. As a result of the valuation assessment, the Company recorded an unrealized loss on auction rate securities classified as available-for-sale of $5,000 for 2010.

        In connection with certain of the auction rate securities, in October 2008, one financial institution with whom the Company held auction rate securities issued certain put option rights to the Company, which entitled the Company to sell its auction rate securities to the financial institution for a price equal to the par value plus any accrued and unpaid interest. These rights to sell the securities were exercisable at any time during the period from June 30, 2010 to July 2, 2012, after which the rights would expire. During the second quarter of 2010, two such auction rate securities were redeemed at par by the financial institution.

        The Company exercised its option to sell the remaining one auction rate security on June 30, 2010. The transaction was settled on July 1 at par. As a result of the disposal, the Company recorded a realized gain on sales of its auction rate securities classified as trading of $134,000, partially offset by a realized loss on the put option of $102,000, for the fiscal year of 2010. The Company recorded a gain of $0.5 million on auction rate securities classified as trading, partially offset by a loss on the put option of $0.4 million, during fiscal year 2009. As of December 31, 2010, the Company has one auction rate security remaining, which is classified as available-for-sale and is carried at its fair value of approximately $787,000. The Company does not hold any auction rate securities classified as trading as of December 31, 2010.

        The Company valued the ForceLogix warrants using the Black-Scholes-Merton option pricing model. At December 31, 2010, the fair value of the warrants is zero.

Adoption of Recognition and Presentation of Other-Than-Temporary Impairments Guidance

        In the second quarter of 2009, the Company reclassified a cumulative effect adjustment of $0.2 million to increase the second quarter 2009 beginning unrealized loss on investments and decrease the second quarter 2009 beginning accumulated deficit. This adjustment to beginning accumulated other comprehensive loss reclassifies the impairment previously recognized in 2008 as the Company does not intend to sell its auction rate security and it is not more-likely-than-not that the Company will

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Financial Instruments (Continued)

be required to sell that security before recovery. The cumulative effect adjustment relates to the Company's one auction rate security classified as available for sale with an estimated fair value of $0.9 million, and was measured based on the discounted cash flows as of April 1, 2009.

Note 6—Property and Equipment, Net

        Property and equipment consisted of the following (in thousands):

	As of December 31,
	2010	2009
Equipment	$13,293	$10,428
Purchased software	6,613	7,790
Furniture and fixtures	1,949	1,916
Leasehold improvements	1,787	1,714

	23,642	21,848
Less accumulated depreciation and amortization	15,626	17,493

Property and equipment, net	$8,016	$4,355

        Depreciation and amortization expense for 2010, 2009 and 2008 was $2.6 million, $2.8 million and $2.5 million, respectively. Included in depreciation and amortization expense was amortization of purchased software, which totaled $0.8 million, $1.2 million, and $0.9 million for 2010, 2009 and 2008, respectively.

        Property and equipment at December 31, 2010 included a total of $3.4 million in assets acquired under capital leases. Accumulated amortization relating to the equipment and software under capital lease totaled $0.3 million for the year ended December 31, 2010. Amortization of assets under capital leases is included in depreciation and amortization expense.

Note 7—Commitments and Contingencies

  Contingencies

        The Company is from time to time a party to various litigation matters and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters is likely to have a material adverse effect on the Company's future financial results.

        The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2010, the Company has not recorded any such liabilities in accordance with accounting for contingencies. The Company believes that it has valid defenses with respect to the legal matters pending against the Company and that the probability of a loss under such matters is not probable.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Commitments and Contingencies (Continued)

  Other Contingencies

        The Company generally warrants that its products shall perform to its standard documentation. Under the Company's standard warranty, should a product not perform as specified in the documentation within the warranty period, the Company will repair or replace the product or refund the license fee paid. Such warranties are accounted for in accordance with accounting for contingencies. To date, the Company has not incurred any costs related to warranty obligations for its software product.

        The Company's product license and on-demand agreements typically include a limited indemnification provision for claims by third parties relating to the Company's intellectual property. Such indemnification provisions are accounted for in accordance with guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. To date, the Company has not incurred and therefore has not accrued for any costs related to such indemnification provisions.

  Commitments

        The Company leases its facilities under several non-cancelable operating lease agreements that expire at various dates through 2017. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. The Company had deferred rent related to leases with such escalating payments of $1,314,000 and $351,000 as of December 31, 2010 and 2009, respectively. Rent expense for 2010, 2009 and 2008 was $2.5 million, $2.9 million and $3.0 million, respectively. In addition, the Company, in the normal course of business, enters into non-cancellable capital leases with various expiring dates.

        For each of the next five years and beyond, noncancelable long-term operating and capital lease obligations, and unconditional purchase commitments are as follows (in thousands):

	Operating lease commitments	Unconditional purchase commitments	Capital leases
Year Ending December 31:
2011	$1,765	$381	$1,356
2012	1,172	270	1,295
2013	998	—	941
2014	904	—	—
2015	928	—	—
2016 and beyond	1,281	—	—

Future minimum payments	$7,048	$651	$3,592

Less: amount representing interest			(311)

Present value of capital lease obligation			$3,281

        Included in prepaid and other current assets and deposits and other assets in the consolidated balance sheets at December 31, 2010 and 2009 is restricted cash totaling $678,000 and $232,000, respectively, related to security deposits on leased facilities for the Company's New York, New York, San Jose, California and Pleasanton, California offices. The restricted cash represents investments in

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Commitments and Contingencies (Continued)

certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in prepaid and other current assets and deposits and other assets based on the contractual term for the release of the restriction.

Note 8—Stock-Based Compensation

  Expense Summary

        Stock-based compensation expense of $6.1 million was recorded for 2010 in the consolidated statement of operations. The table below sets forth a summary of stock-based compensation expenses for the years ended December 31, 2010, 2009, and 2008 (in thousands).

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Stock-based compensation:
Options	$1,659	$1,621	$2,354
Restricted Stock Units	3,436	1,921	4,346
ESPP	536	782	996
Actek Acquisition Compensation	470	—	—

Total stock-based compensation	$6,101	$4,324	$7,696

        As of December 31, 2010, there was $2.2 million, $7.6 million and $0.2 million of total unrecognized compensation expense related to stock options, restricted stock units and the ESPP, respectively. This expense related to stock options, restricted stock units and the ESPP is expected to be recognized over a weighted average period of 2.2 years, 2.0 years and 0.5 years, respectively.

        The table below sets forth the functional classification of stock-based compensation expense for 2010, 2009 and 2008 (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Stock-based compensation:
Cost of recurring revenues	$548	$471	$692
Cost of services revenues	735	574	1,263
Sales and marketing	961	1,019	1,861
Research and development	991	736	1,169
General and administrative	2,866	1,524	2,711

Total stock-based compensation	$6,101	$4,324	$7,696

  Determination of Fair Value

        The fair value of each restricted stock unit is estimated based on the market value of the Company's stock on the date of grant. The fair value of each option award is estimated on the date of

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Stock-Based Compensation (Continued)

grant and the fair value of the ESPP is estimated on the beginning date of the offering period using the Black-Scholes-Merton valuation model and the assumptions noted in the following table.

Year Ended December 31,
	2010	2009	2008
Stock Option Plans
Expected life (in years)	2.50 to 3.50	0.50 to 3.50	2.50 to 3.50
Risk-free interest rate	.81% to 1.52%	1.02% to 1.84%	1.27% to 2.58%
Volatility	67% to 76%	63% to 106.13%	42% to 61%
Dividend Yield	—	—	—
Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.50 to 1.00	0.50 to 1.00
Risk-free interest rate	0.18% to 0.34%	0.27% to 0.62%	1.97% to 2.18%
Volatility	39% to 60%	68% to 126%	48% to 61%
Dividend Yield	—	—	—

  Stockholder-Approved Stock Option and Incentive Plans

        The Company has two stock option and incentive plans approved by stockholders, the 1997 Stock Option Plan and the 2003 Stock Incentive Plan.

        The incentive and nonstatutory options to purchase the Company's common stock granted to employees under the 1997 Stock Option Plan generally vest over 4 years with a contractual term of 10 years. The vesting period generally equals the requisite service period of the individual grantees. Since the Company's initial public offering, no options to purchase shares under the 1997 Stock Option Plan have been granted and all shares that remained available for future grant under this plan became available for issuance under the 2003 Stock Incentive Plan, as described below.

        The 2003 Stock Incentive Plan became effective upon the completion of the Company's initial public offering in November 2003. As of December 31, 2010, the Company was authorized to issue 11,618,299 shares of common stock under the plan. Under the plan, the Company's Board of Directors (or an authorized subcommittee) may grant stock options or other types of stock-based awards, such as restricted stock, restricted stock units, stock bonus awards or stock appreciation rights. Incentive stock options may be granted only to the Company's employees. Nonstatutory stock options and other stock-based awards may be granted to employees, consultants or non-employee directors. These options vest as determined by the Board of Directors (or an authorized subcommittee), generally over 4 years. Formerly, the Company's Board of Directors had approved a contractual term of 10 years, but effective April 24, 2006, the Board of Directors approved a reduction of the contractual term to 5 years for all future grants. The restricted stock units also vest as determined by the Board, generally over 3 years. The vesting period generally equals the requisite service period of the individual grantees. On July 1 of each year, the aggregate number of shares reserved for issuance under this plan increases automatically by a number of shares equal to the lesser of (i) 5% of the Company's outstanding shares, (ii) 2,800,000 shares, or (iii) a lesser number of shares approved by the Board of Directors.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Stock-Based Compensation (Continued)

        A summary of the Company's shares available for grant and the status of options and awards under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan are as follows:

  Shares Available for Grant

	2010	2009	2008
	(Number of Shares)
Beginning Available	3,509,076	2,744,965	2,280,248
Authorized	1,568,138	1,498,515	1,501,687
Granted	(3,525,610)	(1,729,600)	(2,071,174)
Forfeited	175,787	422,663	719,950
Expired	829,309	572,533	314,254

Ending Available	2,556,700	3,509,076	2,744,965

  Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2007	6,808,766	$5.36
Granted	872,624	4.58
Exercised	(755,132)	3.29
Forfeited	(719,950)	5.72
Expired	(314,254)	10.76

Outstanding as of December 31, 2008	5,892,054	$5.18
Granted	1,068,998	2.81
Exercised	(103,537)	1.00
Forfeited	(422,663)	4.80
Expired	(572,533)	5.38

Outstanding as of December 31, 2009	5,862,319	$4.83
Granted	829,600	3.21
Exercised	(216,094)	2.58
Forfeited	(175,787)	3.72
Expired	(829,309)	6.14

Outstanding as of December 31, 2010	5,470,729	$4.50	2.94	$5,822

Vested and Expected to Vest as of December 31, 2010	4,910,757	$4.64	2.85	$4,805

Exercisable as of December 31, 2010	4,015,021	$4.88	2.45	$3,342

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Stock-Based Compensation (Continued)

  Restricted Stock Units

	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Unreleased as of December 31, 2007	352,092
Granted	1,198,550
Released	(287,680)
Forfeited	(121,043)

Unreleased as of December 31, 2008	1,141,919
Granted	660,602
Released	(836,673)
Forfeited	(287,082)

Unreleased as of December 31, 2009	678,766
Granted	2,696,010
Released	(675,903)
Forfeited	(430,263)

Unreleased as of December 31, 2010	2,268,610	1.09	$11,456

Vested and Expected to Vest as of December 31, 2010	1,867,755	0.99	$9,066

        Restricted stock units are not considered outstanding at the time of grant, as the holders of these units are not entitled to dividends and voting rights. Unvested restricted stock units are not considered outstanding in the computation of basic net loss per share.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Stock-Based Compensation (Continued)

        As of December 31, 2010, the range of exercise prices and weighted average remaining contractual life of outstanding options under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan are as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.84 - $2.62	563,783	2.67	$1.99	369,858	$1.66
$2.89 - $3.20	1,034,771	4.94	3.11	237,259	3.02
$3.21 - $3.65	562,268	3.72	3.42	293,251	3.53
$3.70 - $4.17	651,714	4.22	3.98	651,714	3.98
$4.20 - $4.69	870,830	2.21	4.56	870,830	4.56
$4.84 - $6.08	574,219	1.55	5.15	490,258	5.19
$6.26 - $7.46	704,494	1.74	6.76	602,410	6.82
$7.53 - $14.00	489,700	1.12	7.78	480,491	7.78
$15.36 - $15.36	18,800	3.08	15.36	18,800	15.36
$16.03 - $16.03	150	3.16	16.03	150	16.03

$0.84 - $16.03	5,470,729	2.94	$4.50	4,015,021	$4.88

        The weighted-average fair value of stock options and restricted stock units granted during 2010 was $1.55 and $3.38 per share, respectively. For 2009, the weighted-average fair value of stock options and restricted stock units granted was $1.31 and $2.66 per share, respectively. For 2008, the weighted-average fair value of stock options and restricted stock units granted was $1.61 and $4.99 per share, respectively. The total intrinsic value of stock options exercised was $1.1 million, $0.2 million and $1.4 million for 2010, 2009 and 2008, respectively. The total cash received from employees as a result of stock option exercises was $2.7 million, $0.1 million and $2.5 million for 2010, 2009 and 2008, respectively.

  Employee Stock Purchase Plan

        In August 2003, the Board of Directors adopted the Employee Stock Purchase Plan (ESPP), which became effective upon the completion of the Company's initial public offering and is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. The ESPP is designed to enable eligible employees to purchase shares of the Company's common stock at a discount on a periodic basis through payroll deductions. Each offering period under the ESPP will be for 12 months and will consist of two consecutive six-month purchase periods. The purchase price for shares of common stock purchased under the ESPP will be 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period and the fair market value of the Company's common stock on the last day of each purchase period. The Company issued approximately 518,000 shares during 2010 under the ESPP. The weighted-average fair value of stock purchase rights granted under the ESPP during 2010 was $1.12 per share. The Company issued approximately 788,000 shares during 2009 under the ESPP. The weighted-average fair value of stock purchase rights granted under the ESPP during 2009 was $1.24 per share. During 2008, the Company

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Stock-Based Compensation (Continued)

issued approximately 532,000 shares under the ESPP. The weighted-average fair value of stock purchase rights granted under the ESPP in 2008 was $1.74 per share.

  Other Plan Awards

        On May 31, 2005, the Company granted its former chief executive officer, Robert H. Youngjohns, an option to purchase 1,000,000 shares of its common stock with an exercise price of $3.45 per share, which was the fair market value of the Company's common stock on the date of grant. The option had a contractual term of 10 years and vested over four years, with 25% of the shares subject to the option vesting on the first anniversary of the grant date and 1/48th vesting each month thereafter. The vesting period equals the requisite service period of the grant.

        Agreements granting Mr. Youngjohns 28,000 shares of restricted stock and the option to purchase 1,000,000 shares were approved by the Company's Compensation Committee, which is made up entirely of independent directors. Upon his resignation as chief executive officer on November 30, 2007, 375,000 of Mr. Youngjohns' unvested shares terminated. However, as a continuing member of the Company's Board of Directors, his vested shares did not terminate.

        Mr. Youngjohns exercised his option to purchase 625,000 vested shares under the aforementioned option plan in October and November of 2010.

Note 9—Stockholders' Equity

  Preferred Stock

        Upon completion of the Company's initial public offering, the Company amended its certificate of incorporation and authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001. None of these shares were outstanding as of December 31, 2010 or 2009.

  Repurchase Program

        On November 27, 2007, the Company's Board of Directors authorized a one-year program for the repurchase of up to $10 million of the Company's outstanding common stock. On October 21, 2008, the Company's Board of Directors re-authorized the program for the repurchase of up to $5 million of its outstanding common stock, which represented the unused balance of the program initially approved in 2007. During 2008 under these repurchase programs the Company executed the repurchase of 1,994,000 shares for a total cost of approximately $8.0 million. During 2009 under these repurchase programs the Company executed the repurchase of 248,000 shares for a total cost of approximately $0.7 million. The repurchased shares have been constructively retired for accounting purposes. The Company's Board of Directors suspended the repurchase program in the first quarter of 2009. The Company did not repurchase any of its outstanding common shares in 2010.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes

        The following is a geographical breakdown of consolidated loss before income taxes by income tax jurisdiction (in thousands):

	2010	2009	2008
United States	$(13,308)	$(17,815)	$(14,003)
Foreign	94	239	334

Total	$(13,214)	$(17,576)	$(13,669)

        The provision (benefit) for income taxes for 2010, 2009 and 2008 consists of the following (in thousands):

	2010	2009	2008
Current:
Federal	$(14)	$(195)	$(198)
State	—	—	—
Foreign	(80)	373	363
Deferred:
Federal	(405)	130	98
State	(53)	18	15
Foreign	74	51	(117)

Total provision (benefit) for income taxes	$(478)	$377	$161

        The provision (benefit) for income taxes differs from the expected tax benefit computed by applying the statutory federal income tax rates to consolidated loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Federal tax at statutory rate	$(4,472)	$(5,976)	$(4,648)
Non-deductible expenses	1,117	1,244	603
Foreign taxes	(41)	378	177
Current year net operating losses and other deferred tax assets for which no benefit has been recognized	3,852	5,037	4,424
Refundable R&D credit in lieu of bonus depreciation	(14)	(196)	(198)
R&D credit net current year build	(306)	(110)	(197)
Tax benefit due to the recognition of acquired deferred tax liabilities	(614)	—	—

Total provision (benefit) for income taxes	$(478)	$377	$161

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes (Continued)

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Net deferred tax assets consist of the following (in thousands):

	As of December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards and deferred start-up costs	$34,901	$27,574
Property and equipment	2,065	1,423
Accrued expenses and 481(a)	1,280	10
Purchased technology	320	372
Unrealized gain/loss on investments	720	781
Research and experimentation credit carryforwards	9,207	8,639
Capitalized research and experimentation costs	16,414	21,478
Deferred stock compensation	3,745	3,616

Total gross deferred tax assets	68,652	63,893
Less valuation allowance	(68,281)	(63,435)

Net deferred tax assets	371	458
Deferred tax liability	(418)	(262)

Net deferred tax assets (liabilities)	$(47)	$196

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the period in which the temporary differences are deductible, the Company has recorded a valuation allowance against the deferred tax assets for which it believes it is not more likely than not to be realized. As of December 31, 2010, a valuation allowance has been recorded on all deferred tax assets, except the deferred tax assets related to two of its foreign subsidiaries, based on the analysis of profitability for that subsidiary.

        The net changes for valuation allowance for years ended December 31, 2010 and 2009 were an increase of $4.8 million and $5.6 million, respectively.

        As of December 31, 2010, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $96.6 million and $30.5 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards, if not utilized, will expire over 20 years beginning in 2019. The California net operating loss carryforward, if not utilized, will begin to expire in 2011.

        The Company also has research credit carryforwards for federal and California income tax purposes of approximately $6.0 million and $6.4 million, respectively, available to reduce future income taxes. The federal research credit carryforward, if not utilized, will expire over 20 years beginning in 2017. The California research credit carries forward indefinitely.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes (Continued)

        Federal and California tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change, as defined in Section 382 of the Internal Revenue Code. The Company's ability to utilize its net operating loss and tax credit carryforwards are subject to limitations under these provisions.

        Not included in the deferred income tax asset balance at December 31, 2010 is approximately $1.8 million, which pertains to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

        The activity related to the Company's unrecognized tax benefits is set forth below (in thousands):

Total
Balance at January 1, 2010	$2,201
Increases related to prior year tax positions	51
Increases related to current year tax positions	138
Reductions to unrecognized tax benefits as a result of a lapse of applicable statue of limitations	(92)

Balance at December 31, 2010(1)	$2,298

(1)
$2.2 million is included as a reserve against deferred tax assets and $0.1 million is included in accrued expenses on the consolidated balance sheet.

        If recognized, $0.1 million of the unrecognized tax benefits at December 31, 2010 would reduce the Company's annual effective tax rate. The Company also accrued potential penalties and interest of $5,800 related to these unrecognized tax benefits during 2010, and in total, as of December 31, 2010, the Company has recorded a liability for potential penalties and interest of $91,400.

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

        The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. All tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2001 through 2009 tax years generally remain subject to examination by their respective tax authorities.

Note 11—Stockholders' Rights Plan

        On August 31, 2004, the Company's Board of Directors approved the adoption of a Stockholder Rights Plan (the "Rights Plan") and reserved 100,000 shares of participating, non-redeemable preferred stock for issuance upon exercise of the rights. The number of shares of preferred stock reserved for issuance may be increased by resolution of the Board of Directors without shareholder approval. The Rights Plan was amended on September 28, 2004.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stockholders' Rights Plan (Continued)

        Under the Rights Plan each common stockholder at the close of business on September 10, 2004 received a dividend of one preferred stock purchase right (a "Right" or "Rights") for each share of common stock held. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of a new series of participating preferred stock at an initial purchase price of $23.00. The Rights will become exercisable and will detach from the common stock a specified period of time after any person (the "Acquiring Person") has become the beneficial owner of 15% or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 15% or more of the common stock. The Rights held by an Acquiring Person would become null and void upon the occurrence of such an event.

        Further, if an Acquiring Person becomes the beneficial owner of 15% or more of the Company's common stock, upon the exercise of each Right, the holder will be entitled to receive, in lieu of preferred stock, common stock having a market value equal to two times the purchase price of the right. However, if the number of shares of common stock which are authorized by the Company's certificate of incorporation are not sufficient to issue such common shares, then the Company shall issue such number of one one-thousandths of a share of preferred stock as are then equivalent in value to the common shares. In addition, if, following an acquisition of 15% or more of the Company's common stock, the Company is involved in certain mergers or other business combinations, each Right will entitle the holder to purchase a number of shares of common stock of the other party to such transaction equal in value to two times the purchase price of the Right.

        The Company may exchange all or part of the Rights for shares of common stock at an exchange ratio of one share of common stock per Right any time after a person has acquired 15% or more (but before any person has acquired more than 50%) of the Company's common stock.

        The Company may redeem the Rights at a price of $0.001 per Right at any time prior to a specified period of time after a person has become the beneficial owner of 15% or more of its common stock. The Rights will expire on September 2, 2014, unless earlier exchanged or redeemed.

Note 12—Employee Benefit Plan

        In 1999, the Company established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation up to the maximum allowed under IRS rules. Company contributions are discretionary. No such Company contributions have been made since the inception of this plan.

Note 13—Segment, Geographic and Customer Information

        The accounting principles guiding disclosures about segments of an enterprise and related information establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining which information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. By this definition, the Company operates in one business segment, which is the development, marketing and sale of enterprise

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Segment, Geographic and Customer Information (Continued)

software and related services. The Company's TrueComp Suite is its only product line, which includes all of its software application products.

        The following table summarizes revenues for 2010, 2009 and 2008 by geographic areas (in thousands):

	Year Ended December 31,
	2010	2009	2008
Americas	$62,547	$70,463	$91,973
EMEA	6,297	9,595	14,014
Asia Pacific	2,036	1,000	1,194

	$70,880	$81,058	$107,181

        Substantially all of the Company's long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

        In 2010, 2009 and 2008, no customer accounted for more than 10% of our total revenues.

Note 14—Related Party Transactions

        In January 2010, Callidus entered into an operating lease agreement with K.L. Properties LLC for its office space. Farley Lavett, who was appointed as Vice President of Insurance, in January 2010 in connection with the Actek acquisition, is also President of K.L. Properties LLC. The Company incurred rent expense for the office space owned by K.L. Properties of approximately $143,000 for 2010. This lease was assumed as part of the Actek acquisition and was determined to be a below market or favorable lease as of the acquisition date. Refer to Note 3 for details related to the acquisition of Actek.

Note 15—Subsequent Event

        On December 23, 2010, the Company signed a definitive agreement to acquire all of the assets of our partner ForceLogix. Under the terms of the agreement, the Company agreed to pay approximately $3.75 million in cash. Subsequent to year end in February 2011, the Company completed the acquisition. ForceLogix is a leading provider of SaaS-based coaching and talent development solutions that helps organizations optimize and increase the effectiveness of their sales force. Their solution is pre-integrated with our on-demand Monaco suite.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Quarterly Financial Data (Unaudited) (in thousands, except for per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2010
Total revenue	$16,161	$17,140	$18,469	$19,110	$70,880
Gross profit	5,225	6,888	8,407	8,523	29,043
Net loss	(5,951)	(3,748)	(1,587)	(1,450)	(12,736)
Basic and diluted net income (loss) per share	$(0.19)	$(0.12)	$(0.05)	$(0.04)	$(0.40)
Weighted average common shares (basic and diluted)	30,963	31,284	31,546	32,336	31,536
Year ended December 31, 2009
Total revenue	$25,900	$22,370	$17,391	$15,397	$81,058
Gross profit	10,615	9,032	6,412	5,582	31,641
Net loss	(2,810)	(3,334)	(6,740)	(5,069)	(17,953)
Basic and diluted net loss per share	$(0.10)	$(0.11)	$(0.22)	$(0.17)	$(0.60)
Weighted average common shares (basic and diluted)	29,549	29,942	30,205	30,493	30,050