Form 10-Q
period 2011-03-31
CALLIDUS SOFTWARE INC
filed 2011-05-10
CIK 1035748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 33,613,033 shares of the registrant’s common stock, par value $0.001, outstanding on May 2, 2011, the latest practicable date prior to the filing of this report.

© 1997-2011 Callidus Software Inc. All rights reserved. Callidus Software, the Callidus Software logo, TrueComp Manager, ActekSoft and ACOM3 are trademarks, service marks or registered trademarks of Callidus Software Inc. in the United States and other countries. All other brand, service or product names are trademarks or registered trademarks of their respective companies or owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALLIDUS SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amount)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,027	$12,830
Short-term investments	15,413	17,873
Accounts receivable, net of allowances of $379 in 2011 and $398 in 2010	19,879	19,908
Prepaid and other current assets	4,495	4,441
Total current assets	53,814	55,052
Long-term investments	787	787
Property and equipment, net	7,577	8,016
Goodwill	9,692	8,031
Intangible assets, net	6,050	4,274
Deferred income taxes, noncurrent	1,645	1,645
Deposits and other assets	1,747	2,000
Total assets	$81,312	$79,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,982	$3,299
Accrued payroll and related expenses	2,654	2,859
Accrued expenses	5,085	6,169
Deferred income taxes	1,691	1,691
Deferred revenue	30,122	28,417
Capital lease obligations, short-term	1,140	1,119
Total current liabilities	43,674	43,554
Long-term deferred revenue	3,916	4,388
Long-term deferred income tax	39	—
Other liabilities	1,529	1,619
Capital lease obligations, long-term	1,818	2,162
Total liabilities	50,976	51,723

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 33,568 and 32,624 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	32	31
Additional paid-in capital	227,014	222,363
Accumulated other comprehensive income	(58)	(98)
Accumulated deficit	(196,652)	(194,214)
Total stockholders’ equity	30,336	28,082
Total liabilities and stockholders’ equity	$81,312	$79,805

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Revenues:
Recurring	$14,703	$12,287
Services	4,379	3,645
License	729	229
Total revenues	19,811	16,161
Cost of revenues:
Recurring	7,922	6,414
Services	3,946	4,412
License	91	110
Total cost of revenues	11,959	10,936
Gross profit	7,852	5,225

Operating expenses:
Sales and marketing	4,215	4,645
Research and development	2,533	3,138
General and administrative	3,472	3,232
Restructuring	39	719
Total operating expenses	10,259	11,734

Operating loss	(2,407)	(6,509)
Interest and other income, net	49	7

Loss before provision (benefit) for income taxes	(2,358)	(6,502)
Provision (benefit) for income taxes	80	(551)

Net loss	$(2,438)	$(5,951)

Net loss per share - basic and diluted
Net loss per share	$(0.07)	$(0.19)

Shares used in basic and diluted per share computation	33,110	30,963

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2011	2010
	(unaudited)

Cash flows from operating activities:
Net loss	$(2,438)	$(5,951)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	803	549
Amortization of intangible assets	664	869
Provision for doubtful accounts and service remediation reserves	43	(148)
Stock-based compensation	2,362	1,277
Stock-based compensation related to acquisition	42	77
Revaluation of acquisition contingent consideration	—	22
Release of valuation allowance	—	(614)
Net amortization on investments	80	47
Put option loss	—	33
Gain on investments classified as trading securities	—	(41)
Changes in operating assets and liabilities:
Accounts receivable	(14)	(1,768)
Prepaid and other current assets	(54)	37
Other assets	253	(607)
Accounts payable	(508)	(1,133)
Accrued expenses	(692)	743
Accrued payroll and related expenses	(252)	(329)
Accrued restructuring	(104)	(133)
Deferred revenue	1,143	5,104
Deferred income taxes	38	51
Net cash provided by (used in) operating activities	1,366	(1,915)

Cash flows from investing activities:
Purchases of investments	(5,180)	(2,474)
Proceeds from maturities and sale of investments	7,563	6,700
Purchases of property and equipment	(440)	(356)
Purchases of intangible assets	(214)	(240)
Acquisition, net of cash acquired	(3,260)	(1,649)
Net cash provided by (used in) investing activities	(1,531)	1,981

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,525	762
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(277)	(75)
Payment of cash contingent consideration related to acquisition	(600)	—
Repayment of debt assumed through acquisition	—	(899)
Payment of principle under capital lease	(323)	—
Net cash provided by (used in) financing activities	1,325	(212)
Effect of exchange rates on cash and cash equivalents	37	(79)
Net increase (decrease) in cash and cash equivalents	1,197	(225)
Cash and cash equivalents at beginning of quarter	12,830	11,565
Cash and cash equivalents at end of quarter	$14,027	$11,340
Non cash activities:
Purchases of property and equipment not paid as of quarter end	$662	$1,036
Purchases of intangible assets not paid as of quarter end	$1,128	$443

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Callidus Software Inc. Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of March 31, 2011 and the three months ended March 31, 2011 and 2010 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, the accompanying condensed consolidated financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2011.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the “Company”), which include wholly owned subsidiaries in Australia, Canada, Germany, Hong Kong, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated upon consolidation.

Certain Risks and Uncertainties

The Company’s products and services are concentrated in the software industry, which is characterized by rapid technological advances and changes in customer requirements. A critical success factor is management’s ability to anticipate and to respond quickly and adequately to technological developments and changes in customer requirements. Any significant delays in the development or introduction of products or services could have a material adverse effect on the Company’s business and operating results.

Historically, a substantial portion of the Company’s revenues have been derived from sales of its products and services to customers in the financial and insurance industries.  Disruptions in these industries as we have observed in the recent economic turmoil may result in these customers deferring or cancelling future planned expenditures on the Company’s products and services.  The Company is also subject to fluctuations in sales for the TrueComp product, and its revenues are typically dependent on a small volume of transactions.  Continued macroeconomic weakness may keep potential customers from purchasing the Company’s products or existing customers from renewing their subscriptions for the Company’s on-demand services or maintenance support.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with GAAP and the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, the allocation of the value of purchase consideration for business acquisitions, uncertain tax liabilities, valuation of certain investments, allowances for doubtful accounts and service remediation reserves, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairment charges, accrued liabilities and other contingencies.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates such estimates and assumptions on an ongoing basis using historical experience and considers other factors, including the current economic environment, for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and declines in IT spending by companies have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates.  Changes in those estimates, if any, resulting from continuing changes in the economic environment, will be reflected in the financial statements in future periods.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Accordingly, the foreign currencies are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average rates during each reporting period for the results of operations. Adjustments resulting from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in interest and other income, net in the accompanying condensed consolidated statements of operations.

Fair Value of Financial Instruments and Concentrations of Credit Risk

The fair value of some of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective carrying value due to their short maturity. See Note 5 for discussion regarding the valuation of the Company’s financial instruments.  Financial instruments that potentially subject the Company to concentrations of credit risk are short-term investments, long-term investments and trade receivables.  The Company mitigates concentration of risk by monitoring ratings, credit spreads and potential downgrades for all bank counterparties on at least a quarterly basis.  Based on the Company’s ongoing assessment of counterparty risk, the Company will adjust its exposure to various counterparties.

The Company’s customer base consists of businesses throughout the Americas, Europe, Middle East, Africa and Asia-Pacific.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of March 31, 2011, the Company had no customers comprising greater than 10% of net accounts receivable.

Restricted Cash

Included in prepaid and other current assets and deposits and other assets in the consolidated balance sheets at March 31, 2011 and December 31, 2010 is restricted cash totaling $678,000, related to security deposits on leased facilities for the Company’s New York, New York and Pleasanton, California offices. The restricted cash represents investments in certificates of deposit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in prepaid and other current assets and deposits and other assets based on the contractual term for the release of the restriction.

Revenue Recognition

The Company generates revenues by providing its software applications as a service through an on-demand subscription and providing related professional services to its customers, as well as through perpetual or time-based term licenses and providing related software support. The Company presents revenue net of sales taxes and any similar assessments.

The Company commences revenue when all of the following elements are met:

Evidence of an Arrangement.

Delivery.

Fixed or Determinable Fee.

Collection is Deemed Probable.

Recurring Revenue

Recurring revenues include on-demand services revenues, time-based term license revenues and maintenance revenues. On-demand services revenues are principally derived from technical operation fees earned through the Company’s services offering of the on-demand TrueComp suite, Coaching SaaS services, and business operations services. Time-based term license revenues are derived from fees earned through the licensing of the Company’s software bundled with maintenance for a specified period of time. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s licensed software. Customers that own perpetual licenses can receive the benefits of upgrades, updates, and support from either subscribing to the Company’s on-demand services or purchasing maintenance services.

On-Demand Revenue. In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple-element revenue arrangements (“ASU 2009-13”) to:

•                  provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

•                  require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of each element if a vendor does not have vendor specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•                  eliminates the use of the residual method and requires a vendor to allocate revenue using the relative selling price method.

The Company has adopted this accounting guidance on January 1, 2011, for applicable arrangements entered into or materially modified after January 1, 2011.

Prior to the adoption of ASU 2009-13, the Company had VSOE for on-demand services fees based on a contractually stated renewal rate and for time and material services based on the Company’s historical pricing and discounting when the element was sold standalone.  The Company was never able to establish VSOE or TPE on fixed fee service arrangements for the implementation of our on-demand services due to establishing pricing practices that did not allow for the strict VSOE criteria to be met.

Upon adoption of the new accounting standard, the Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting.  An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control.  On-demand services have standalone value because we routinely sell them separately.  Implementation and configuration services have standalone value because we have sold these services separately and there are several third party vendors that routinely provide similar services to our customers on a standalone basis.

The Company determines the best estimated selling price of each element in an arrangement based on a selling price hierarchy. The best estimated selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available.  Total arrangement fees will be allocated to each element using the relative selling price method.

The Company considered the following factors to establish the ESP for fixed fee service arrangements when sold with its on-demand services.  The weighted average of actual sales prices of professional services sold on a standalone basis for on-demand services, average billing rate for fixed fee service agreements when sold with on-demand services and other factors such as gross margin objectives, pricing practices and growth strategy.

The consideration allocated to on-demand services is recognized as revenue over the stated contractual period in accordance with the provision of Staff Accounting Bulletin No.104, “Revenue Recognition” (“SAB 104”).

The consideration allocated to implementation and configuration services, when sold with the on-demand services is based on whether the services are provided on time and material basis or a fixed fee basis.  Time and material services are recognized as the services are delivered based on inputs to the project, such as hours incurred.  Fixed fee engagements are generally recognized ratably over the estimated deployment period of the services in accordance with SAB 104.

Under the relative selling price method the Company can recognize revenue only up to the amount that is non-contingent.  Revenue would be contingent if the amount allocated to an element requires one or both of following items:

•                  Delivery of additional items, or

•                  Meeting other specified performance conditions.

If revenue is deemed contingent because of either of the above listed items then the arrangement consideration allocated to delivered items is limited to the amounts that are not contingent.   This amount would be the lesser of the amount initially allocated using the relative selling price method or the non-contingent amount.

Prior to the adoption of ASU 2009-13 if the Company entered into a multiple element on-demand agreement that did not qualify for separation due to the lack of fair value for all undelivered elements, the Company would defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. The deferred costs previously deferred, or related to ongoing arrangements entered into prior to January 1, 2011 on the Company’s condensed consolidated balance sheets for these consulting arrangements totaled $2.5 million and $3.0 million at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, $1.7 million and $2.3 million, respectively, of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the condensed consolidated balance sheets. Due to the adoptions of ASU 2009-13, the Company will no longer be able to defer direct costs associated with implementation and configurations services for agreements entered into after January 1, 2011.  These direct costs of the implementation and configuration will be expensed as they are incurred and at the same time the related revenue will no longer be deferred.

Included in the deferred costs for on-demand arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand offering was $1.2 million and $1.2 million at March 31, 2011 and December 31, 2010, respectively.

Given the nature of our transactions entered into after January 1, 2011 and the revenue recognized in the current quarter the adoption of the new accounting rules has not had a material impact on the Company’s revenue.

Time-Based Term License.  These types of transactions are governed by FASB Accounting Standards Codification Topic 985-605 “Software Revenue Recognition”.  The Company offers on-premise licenses of its software as a time-based term license arrangement. Such arrangements typically include an initial fee, which covers the time-based term license for a specified period and the maintenance and support for the first year of the arrangement. If a customer wishes to receive maintenance after the first year, then the customer must pay the maintenance fee for each year it wishes to receive maintenance. Revenue for these arrangements is generally recognized ratably over the term of the agreement. However, if the Company sells a time-based term license with additional multiple elements besides maintenance, those elements generally include configuration and implementation services, and training.

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

Multi-year time-based term license arrangements often include multiple elements (e.g., software technology, maintenance, training, consulting and other services). The Company allocates revenue to each element of the arrangement based on the VSOE of each element’s fair value when the Company can demonstrate that sufficient evidence exists of the fair value for the undelivered elements. The VSOE of fair value of each element in multiple element arrangements is determined based on either (i) in the case of maintenance, providing the customer with the ability during the term of the arrangement to renew maintenance at a substantive renewal rate or (ii) in the case of professional services, selling the element on a stand-alone basis.

In multi-year time-based term license arrangements that include multiple elements and for which fair value of VSOE cannot be established for the undelivered elements, the entire arrangement fee is recognized ratably over the remaining non-cancellable term of the arrangement after completion of professional services, if any.

The Company defers the direct costs, and amortizes those costs over the same time period as the related revenue is recognized. The deferred costs on the Company’s condensed consolidated balance sheets for these arrangements totaled $0.9 million and $0.7 million at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, $0.7 million of the deferred costs are included in prepaid and other current assets, with the remaining amount of $0.2 million included in deposits and other assets in the condensed consolidated balance sheets. As of December 31, 2010, $0.2 million of the deferred costs are included in prepaid and other current assets, with the remaining amount of $0.5 million included in deposits and other assets in the condensed consolidated balance sheets.  The deferred costs mainly represent commission payments to the Company’s direct sales force for time-based term license arrangements, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements.

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

In certain arrangements, the Company has provided for unique acceptance criteria associated with the delivery of professional services. In these instances, the Company has recognized revenue in accordance with the provisions of SAB 104. To the extent there is contingent revenue because of acceptance in these arrangements, the Company will defer the revenue until the acceptance has been received.

Perpetual License Revenue

The Company recognizes license revenues using the residual method pursuant to the requirements of accounting guidance for software revenue recognition. Under the residual method, revenues are recognized when VSOE for fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). The Company allocates revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately. For a certain class of transactions, the fair value of the maintenance portion of the Company’s arrangements is based on substantive stated renewal rates rather than stand-alone sales. The fair value of the professional services portion of the arrangement is based on the hourly rates that the Company charges for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, the release of restricted stock and purchases of employee stock purchase plan (“ESPP”) shares to the extent these shares are dilutive. For the three months ended March 31, 2011 and 2010, the diluted net loss per share calculation was the same as the basic net loss per share calculation, as all potential common shares were anti-dilutive.

Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010

Restricted stock	3,196	1,374
Stock options	5,239	6,579
ESPP	30	52
Totals	8,465	8,005

The weighted-average exercise price of stock options excluded from weighted average common shares during the three months ended March 31, 2011 was $3.71 per share, as compared to the weighted average exercise price of stock options excluded from weighted average common shares during the three months ended March 31, 2010 of $4.58 per share.

Recent Accounting Pronouncements

In January 2010, the FASB issued an accounting standards update on improving disclosures about fair value measurements to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2 and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 5 below. We adopted the new disclosure requirements and clarifications of existing disclosures in the first quarter of 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Although we adopted the new disclosure requirements in the first quarter of 2011, there were no additional disclosures required.

2.              Acquisitions

During the first three months of 2011 the Company completed two acquisitions:  ForceLogix, Inc. (“ForceLogix”) and Salesforce Assessments Ltd.

ForceLogix

On December 23, 2010 the Company entered into an Asset Purchase Agreement with ForceLogix Technologies Inc. to purchase all of the issued and outstanding shares of common stock of ForceLogix, the sole subsidiary of ForceLogix Technologies. The purchase of the shares was completed on February 25, 2011 and entitles the Company to the assets of ForceLogix’s business of consulting and software solutions. ForceLogix is a provider of SaaS-based coaching and talent development solutions that helps organizations optimize and increase the effectiveness of their sales force.  The ForceLogix solution is pre-integrated with our on-demand Monaco suite. The acquisition enhances the Company’s Sales Talent Management suite and cross selling opportunities.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of February 25, 2011.  The Company has included the financial results of ForceLogix in its condensed consolidated financial statements from the date of acquisition.  For the three months ended March 31, 2011, ForceLogix contributed less than $0.1 million to our total revenues.  During the quarter, the net loss produced by ForceLogix was insignificant to the Company’s net operating results.  The Company is not required to present pro forma financial statements giving effect to the acquisition under applicable SEC rules and regulations and accounting rules.

The total purchase price for ForceLogix was $3.75 million, consisting of a closing cash payment of $3.0 million and an additional $750,000 to be paid six months from the date of the closing of the acquisition, for standard representations and warranties.

Preliminary Purchase Price Allocation

The total purchase price for ForceLogix was allocated to the assets acquired and liabilities assumed based upon their fair value at the acquisition date as set forth below.  The allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date).  The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the aforementioned cash payment due six months from the date of the closing, tax accounting related to the intangibles and residual goodwill.  We expect to continue to obtain information to assist us in determining the fair value of the net assets acquired at the acquisition date during the measurement period.

(in thousands)
Intangible Assets	$2,200
Deferred Revenue	(91)
Total Identifiable Net Assets	2,109
Goodwill	1,641
Total Purchase Price	$3,750

Preliminary Valuation of Intangible Assets Acquired

The preliminary fair value of intangible assets acquired in connection with the acquisition, including developed technology, customer relationships and tradenames, totaled $2.2 million.  The acquired intangible assets have estimated useful lives of 7 to 8 years.

Developed technology represents the fair values of ForceLogix’s products that have reached technological feasibility.  The estimated useful life was primarily based on projected product cycle and technology evolution.  Customer relationships represent the fair value of the underlying customer support contracts and related relationships with ForceLogix’s existing customers.  The estimated useful life was primarily based on projected customer retention rates.  Tradenames and trademarks represent the fair value of brand and name recognition associated with the marketing of ForceLogix’s products and services.  The estimated useful life was based on the projected product cycle and associated marketing of the brand and name.

The excess of the purchase price over the preliminary assets acquired and liabilities assumed was recorded as goodwill.  The goodwill arising from the acquisition mainly consists of the entity-specific synergies and economies of scale expected from joining ForceLogix with the Company.

Acquisition Related Expenses

Acquisition related expenses primarily consist of direct transaction costs such as professional service fees.  For the three months ended March 31, 2010, the Company incurred a total of $135,000 acquisition-related expenses associated with the ForceLogix acquisition.  These direct transaction costs were recorded as expenses in the Company’s condensed consolidated statements of operations.

SalesForce Assessments

On March 25, 2011 the Company entered into an Asset Purchase Agreement for the purchase of substantially all of the assets of Salesforce Assessments.  Salesforce Assessments is a provider of SaaS-based sales assessments.  The total purchase price paid for Salesforce Assessments was a cash payment of $260,000 upon closing.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of March 25, 2011.  The Company has included the financial results of Salesforce Assessments in its condensed consolidated financial statements from the date of acquisition. During the quarter, the net loss produced by Salesforce Assessments was insignificant to the Company’s net operating results.  The Company is not required to present pro forma financial statements giving effect to the acquisition under applicable SEC rules and regulations and accounting rules

3.             Restructuring

During the first three months of 2011, management approved a cost savings program to reduce the workforce. The Company incurred restructuring charges of $39,000 associated with this program, which included severance and termination-related costs offset in part by a reduction of facilities-related restructuring costs attributable to estimated sublease rentals. The 2011 cost savings program was similar to the 2010 cost savings program and was substantially completed in the first quarter of 2011. Total costs of the Company’s restructuring programs incurred to date were $7.8 million.  We do not expect to incur any additional charges as a result of these one-time termination costs.

The following table sets forth a summary of accrued restructuring charges related to these programs for the three months ended March 31, 2011 (in thousands):

	December 31,	Cash			March 31,
	2010	Payments	Additions	Adjustments	2011

Severance and termination-related costs	$3	$(89)	$136	$—	$50
Facilities related costs	294	(54)		(97)	143

Total accrued restructuring charges	$297	$(143)	$136	$(97)	$193

4.              Goodwill and Intangible Assets

Goodwill as of March 31, 2011 and December 31, 2010 was $9.7 million and $8.0 million, respectively.  The change is related to goodwill associated with the Forcelogix and Salesforce Assessments acquisitions, as described in Note 2 above.

Intangible assets consisted of the following as of March 31, 2011 and December 31, 2010 (in thousands):

							Weighted
							Average
	December 31,	December 31,				March 31,	Amortization
	2010	2010		Impairment	Amortization	2011	Period
	Cost	Net	Additions	Charge	Expense	Net	(Years)

Purchased technology	$5,004	$2,994	$1,800	$—	$(510)	$4,284	5.13
Customer relationships	2,644	1,111	450	—	(142)	1,419	8.50
Tradename	302	142	190	—	(9)	323	6.44
Favorable Lease	40	27	—	—	(3)	24	4.00

Total intangible assets, net	$7,990	$4,274	$2,440	$—	$(664)	$6,050

Intangible assets include third-party software licenses used in the Company’s products, and acquired assets related to the ForceLogix and Salesforce Assessments acquisitions in 2011, the Actek acquisition in 2010 and the Compensation Technologies acquisition in 2008. Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred. Amortization expense related to intangible assets was $0.7 million for the three months ended March 31, 2011, as compared to amortization expense of $0.9 million for the three months ended March 31, 2010. Of these amounts, $0.5 million was included in cost of revenues for the three months ended March 31, 2011; and $0.7 million was included in cost of revenues for the three months ended March 31, 2010.

The Company’s intangible assets are amortized over their estimated useful lives of one to twelve years. As of March 31, 2011, total future expected amortization is as follows (in thousands):

	Purchased	Customer		Favorable
	Technology	Relationships	Trademark	Lease

Quarter Ending March 31:
Remainder of 2011	1,611	460	42	11
2012	1,030	131	54	13
2013	324	110	54	—
2014	324	110	54	—
2015	324	110	54	—
2016 and beyond	671	498	65	—

Total expected amortization expense	$4,284	$1,419	$323	$24

5.              Financial Instruments

The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase, and re-evaluates such designation as of each balance sheet date. As of March 31, 2011, all debt and marketable equity securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.

The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Except for one remaining auction rate security, the Company considers all investments that are available-for-sale with a maturity date of longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. The auction rate security is designated as a long-term investment due to the maturity date being longer than one year and the security not being highly liquid in the current market.

Interest is included in interest and other income, net in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities classified as available-for-sale were as follows at March 31, 2011 (in thousands):

				Total Other
				Than Temporary
				Impairment	Gain (Loss) on
			Total Unrealized	Recorded In	Investments
			Losses in Other	Other	Recorded in the
	Amortized	Unrealized	Comprehensive	Comprehensive	Statement of	Estimated
March 31, 2011	Cost	Gains	Income (Loss)	Income (Loss)	Operations	Fair Value

Short-term investments:
Corporate notes and obligations	7,773	10	(10)	—		7,773
U.S. government and agency obligations	7,522	1	(1)	—		7,522
Publicly traded securities	375		(257)	—		118
Long-term investments:
Auction rate security	800	—	(13)	—	—	787

Investments in debt and equity securities	$16,470	$11	$(281)	$—	$—	$16,200

For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of March 31, 2011 (in thousands).

Contratual maturity	Amortized Cost	Estimated Fair Value
Less than 1 year	13,095	12,844
1-2 years	2,575	2,569
More than 2 years	800	787

Total	16,470	16,200

The Company had no realized gains or losses on sales of its investments for the three months ended March 31, 2011 and 2010. The Company had proceeds of $7.6 million from maturities and sales of investments for the three months ended March 31, 2011. All proceeds from sales and maturities of investments were equal to the par value of the securities.

The Company did not identify any securities held as of March 31, 2011 for which the fair value declined significantly below amortized cost and that the decline would be considered other-than-temporary impairment. Company does not intend to sell its publicly traded securities or auction rate security and it is not more-likely-than-not that the Company will be required to sell the securities before recovery.

The Company measures financial assets at fair value on an ongoing basis.  The estimated fair value of the Company’s financial assets was determined using the following inputs at March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds (1)	$4,562	$4,562	$	$
U.S. treasury bills (2)	6,523	6,523
Corporate notes and obligations (2)	7,773		7,773
U.S. government and agency obligations (2)	999		999
Publicly traded securities (2)	118		118
Auction-rate security (3)	787			787
Total	$20,762	$11,085	$8,890	$787

(1) Included in cash and cash equivalents on the consolidated balance sheet.

(2) Included in short-term investments on the consolidated balance sheet.

(3) Included in long-term investments on the consolidated balance sheet.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds (1)	$4,835	$4,835	$—	$—
U.S. treasury bills (2)	6,493	6,493	—	—
Corporate notes and obligations (2)	9,267	—	9,267	—
U.S. government and agency obligations (2)	1,998	—	1,998	—
Publicly traded securities (2)	115	—	115	—
Auction-rate security (3)	787	—	—	787
Total	$23,495	$11,328	$11,380	$787

(1) Included in cash and cash equivalents on the consolidated balance sheet.

(2) Included in short-term investments on the consolidated balance sheet.

(3) Included in long-term investments on the consolidated balance sheet.

The table below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

				Gain (Loss)
	Balance at			Recorded in		Balance at
	December 31,			Statement of	Unrealized	March 31,
	2010	Addition	Disposition	Operations	Gain (Loss)	2011

Auction rate securities classified as available for sale	787	—	—	—	—	787
Total	$787	$—	$—	$—	$—	$787

Valuation of Investments and Put Option and Warrants

Level 1 and Level 2

The Company’s available-for-sale securities include corporate notes and obligations and U.S. government and agency obligations at March 31, 2011 and December 31, 2010. The Company values these securities using a pricing matrix from a reputable pricing service, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs).  However, the Company classifies all of its available-for-sale securities, except for U.S. treasury and certain auction rated securities, as having Level 2 inputs. The Company validates the estimated fair value received from the reputable pricing service on a quarterly basis.  The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.

In December 2009, the Company executed a “Subscription Agreement for Units” (“the Agreement”) with ForceLogix Technologies.  Pursuant to the Agreement, the Company purchased 2,639,000 units of ForceLogix Technologies for an aggregate of $250,000. Each unit consists of one common share and three quarters (3/4) of one common share purchase warrant of ForceLogix Technologies. In April 2010, the Company executed another “Subscription Agreement for Common Shares” with ForceLogix Technologies to purchase an additional 2,003,800 common shares of ForceLogix Technologies for a total of $150,000.  As discussed in Note 2, the Company purchased all of the common stock of ForceLogix, Inc., the subsidiary of ForceLogix Technologies in February 2011.  In March 2011, as required by the Asset Purchase Agreement between the Company and ForceLogix Technologies, ForceLogix Technologies changed its name to Courtland Capital Inc. The Company owns approximately 5% of the outstanding common shares of Courtland Capital Inc. as of March 31, 2011 and does not have the ability to exercise significant influence. Refer to Note 2 of our Notes to Consolidated Financial Statements for information regarding the Company’s acquisition of ForceLogix in February 2011.

Prior to the third quarter of 2010, the Company valued the investment in the ForceLogix Technologies common stock using observable inputs (Level 1 inputs) and the related warrants using unobservable inputs (Level 3 inputs). Due to the reduced trading volume of ForceLogix Technologies’ common shares on the Canadian Stock Exchange in the second half of 2010, the Company considered that the share price was no longer qualified for Level 1 inputs which are defined as quoted prices in active markets. The share price was thus considered significant other observable inputs (Level 2 inputs) and the Company transferred the ForceLogix Technologies common stock investment from Level 1 to Level 2 in the fair value hierarchy as of September 30, 2010. There were no other transfers between Level 1 and Level 2 fair value hierarchies during the fiscal year of 2010 and the first three months of 2011.

Level 3

As of March 31, 2011, the Company has one auction rate security remaining, which is classified as available-for-sale and is carried at its fair value of approximately $787,000. The Company does not hold any auction rate securities classified as trading as of March 31, 2011.

The Company valued its auction rate security using unobservable inputs (Level 3). The Company utilized the income approach applying assumptions for interest rates using current market trends and an estimated term based on expectations from brokers for liquidity in the market and redemption periods agreed to by other broker-dealers.  The Company also applied an adjustment for the lack of liquidity to the value determined by the income approach utilizing a put option model. As a result of the valuation assessment, no unrealized gain or loss was recorded on the Company’s auction rate securities classified as available-for-sale for the three months ended March 31, 2011.

6.              Commitments and Contingencies

The Company is from time to time a party to various litigation matters and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters is likely to have a material adverse effect on the Company’s future financial results.

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case in the period they become known. At March 31, 2011, the Company has not recorded any such liabilities in accordance with accounting for contingencies. The Company believes that it has valid defenses with respect to the legal matters pending against the Company, and that the probability of a loss under such matters is remote.

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

The following table summarizes revenues for the three months ended March 31, 2011 and 2010 by geographic area (in thousands):

	Three Months Ended March 31,
	2011	2010

Americas	$16,277	$14,538
EMEA	3,037	1,463
Asia Pacific	497	160
	$19,811	$16,161

Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

For the three months ended March 31, 2011 and 2010, no customer accounted for more than 10% of the Company’s total revenues.

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

The following table sets forth the components of comprehensive loss for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010

Net loss	$(2,438)	$(5,951)
Other comprehensive loss:
Change in unrealized loss on investments, net	2	(5)
Change in cumulative translation adjustments	28	(85)

Comprehensive loss	$(2,408)	$(6,041)

9.              Stock-based Compensation

Expense Summary

The table below sets forth a summary of stock-based compensation expenses for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010

Stock-based compensation:
Options	$294	$416
Restricted Stock Units	2,061	798
ESPP	7	63
Actek Acquisition Compensation	42	77

Total stock-based compensation	$2,404	$1,354

As of March 31, 2011, there was $1.8 million, $19.3 million and $0.5 million of total unrecognized compensation expense related to stock options, restricted stock units and the ESPP, respectively. This expense related to stock options, restricted stock units and the ESPP is expected to be recognized over a weighted average period of 2.4 years, 2.0 years and 0.71 years, respectively.

The table below sets forth the functional classification of stock-based compensation expense for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010

Stock-based compensation:
Cost of recurring revenues	$755	$124
Cost of services revenues	323	241
Sales and marketing	367	271
Research and development	360	215
General and administrative	599	503

Total stock-based compensation	$2,404	$1,354

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

	Three Months Ended March 31,
	2011	2010

Stock Option Plans
Expected life (in years)	3.50	3.50
Risk-free interest rate	1.12%	1.49% to 1.52%
Volatility	68%	67%
Dividend Yield	—	—

Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.50 to 1.00
Risk-free interest rate	0.16% to 0.29%	0.18% to 0.34%
Volatility	39%	49% to 60%
Dividend Yield	—	—

10.       Related Party Transactions

In January 2010, Callidus entered into an operating lease agreement with K.L. Properties LLC for its office space.  Farley Lavett, who was appointed as the Company’s Vice President of Insurance, in January 2010 in connection with the acquisition of Actek, is also President of K.L. Properties LLC.  The Company incurred rent expense for the office space owned by K.L. Properties of approximately $39,000 for the first three months of fiscal 2011. This lease was assumed as part of the Actek acquisition in January 2010 and was determined to be a below market or favorable lease as of the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for 2010 and with the unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. This section of the Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, prospects, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature.  These forward-looking statements include, but are not limited to, statements concerning the following: levels of recurring revenues, changes in and expectations with respect to license revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, staffing and expense levels and the impact of foreign exchange rate fluctuations.  As and when made, management believes that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Many of these trends and uncertainties are described in “Risk Factors” set forth in our Annual Report on Form 10-K for 2010 and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview of the Results for the Three Months Ended March 31, 2011

We are a market and technology leader in Sales Performance Management (SPM) software applications and services, which are sold to companies of every size throughout the world.  Companies use SPM solutions to optimize investments in sales planning and performance.  These solutions are designed to enable businesses to achieve new insights into the principal levers that drive sales force performance and specific business objectives, so they can repeat sales successes for more sustainable, predictable sales growth.

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

While we offer our customers a range of purchasing and deployment options, from on-demand subscription to on premise term-based licensing, our business model is focused on recurring revenue.  We generate recurring subscription and support revenues from our on-demand service, support and maintenance agreements associated with our product licenses, all of which is recognized ratably over the term of the related agreement.

Recurring Revenue Growth

During the first quarter of 2011 we grew our recurring revenues to a record level of $14.7 million, an increase of $2.4 million, or 20%, compared to the same quarter of the prior year. We grew our on-demand subscription and term-based license revenues by $2.7 million to $10.0 million, representing a 38% increase over the first quarter of 2010. As a percentage of total revenues, recurring revenues accounted for 74% and 76% for the three months ended March 31, 2011 and March 31, 2010, respectively. We expect recurring revenues to run at approximately 75% of total revenues through 2011.Total revenues for the first quarter of 2011 were $19.8 million, an increase of $3.7 million or 23% over the same quarter of the prior year. We now have reported five consecutive quarters of revenue growth including the first quarter of 2011.

Customer attrition remains low as our retention rates for our Software-as-a-Service (SaaS) offering and legacy on-premise customers remain above 90% into 2011.  We believe our retention rates are on the high end of industry standards for a recurring revenue business and are a testament to the quality of service we provide and the quality of our customer base.

Improved Operating Results

We continue to manage our expenses prudently to ensure better alignment with our recurring revenue business model.  As a result, our operating expenses decreased by $1.5 million, or 13%, to $10.3 million for the first quarter of 2011 from $11.7 million for the first quarter of 2010 and we have reported our third consecutive quarter of non-GAAP operating profit.

Non-GAAP Operating Results

To supplement our operating results presented on a basis in accordance with GAAP, we use non-GAAP measures of operating results. Non-GAAP operating income (loss) is derived from GAAP loss from operations adjusted for noncash or nonrecurring expenses.  We believe non-GAAP operating results are useful as one basis for measuring our operating performance, comparing the impact of our cost control measures between periods and our ability to invest in new business opportunities. We believe that measuring our operations using non-GAAP results provides more useful information to management and investors regarding certain financial and business trends relating to our financial condition and ongoing results.  We use these measures to compare our performance to that of prior periods for trend analyses, for purposes of determining executive incentive compensation and for budget and planning purposes.  These measures are used in monthly financial reports prepared for management and in quarterly financial reports presented to our Board of Directors.  We believe that these non-GAAP financial measures serve as an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

We do not consider such non-GAAP financial measures in isolation or as an alternative to such measures determined in accordance with GAAP.  The principal limitation of such non-GAAP financial measures is that they exclude significant expenses that are required by GAAP to be recorded.  In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which charges are excluded from the non-GAAP financial measures. Our presentation of non-GAAP operating results excludes stock-based compensation, restructuring expenses, amortization of acquired intangible assets and impairment of an acquired intangible asset.

In order to compensate for these limitations, we present our non-GAAP financial measures in combination with our GAAP results.  We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

Continued Non-GAAP Profitability

Our cost control combined with higher gross profit helped us realize a non-GAAP operating profit during the first quarter of 2011 as well as the second half of 2010.

	Three Months Ended
	March 31, 2010	June 30, 2010	September 31, 2010	December 31, 2010	March 31, 2011
	(In thousands)
GAAP loss from operations	$(6,509)	$(3,610)	$(1,615)	$(1,466)	$(2,438)
Exclude:
Stock-based compensation expenses	1,354	1,900	1,401	1,446	2,404
Restructuring expenses	719	451	450	35	39
Amortization of acquired intangible assets	157	160	157	157	189
Impairment of an acquired intangible asset	—	—	—	160

Non-GAAP income (loss) from operations	$(4,279)	$(1,099)	$393	$332	$194

Our non-GAAP financial measures as set forth in the table above exclude the following:

Stock-based compensation expense.  Stock-based compensation expense consists of non-cash expenses for stock options and stock awards. These expenses are excluded in our non-GAAP financial measures because stock-based compensation amounts are difficult to forecast.  This is due in part to the magnitude of the charges which depends upon the volume and timing of stock option grants, which can vary dramatically from period to period, and external factors such as the trading price and volatility of our common stock.  We believe that this exclusion provides meaningful supplemental information regarding our operating results because these non-GAAP financial measures facilitate the comparison of results for future periods with results from past periods.

Restructuring expenses.  Restructuring expenses were excluded to facilitate a more meaningful comparison to our prior year’s results and to the results of other companies in the same industry.

Amortization of acquired intangible assets.  In accordance with GAAP, operating expenses include non-cash amortization of acquired intangible assets which are amortized over the estimated useful lives of such assets.  Amortization of acquired intangible assets is excluded from our non-GAAP financial measures because we believe that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

Impairment of an acquired intangible asset.  We recorded a non-cash impairment charge in the fourth quarter of 2010 as a result of our annual impairment test for indefinite-lived intangibles at which time we determined that the value of the tradename related to our 2010 acquisition of Actek was impaired and was no longer intended to be utilized on an indefinite basis.  We believe this exclusion facilitates a more meaningful comparison to prior periods.

Other Business Highlights

On February 25, 2011, we completed the acquisition of ForceLogix, Inc., a SaaS provider of coaching and talent optimization solutions.  Under the terms of the agreement, we paid $3.0 million in cash.  In addition, we may pay up to approximately $750,000 in cash on August 25, 2011 subject to certain terms and conditions.

On March 25, 2011 we completed the acquisition of Salesforce Assessments Ltd., a sales assessment provider.  Under the terms of the agreement, we paid a total of $260,000 in cash to the target’s shareholders.

Refer to Note 2 of our Notes to Condensed Consolidated Financial Statements for further information regarding these first quarter 2011 acquisitions.

Challenges and Risks

In response to market demand over the past few years, we shifted our primary business focus from the sale of perpetual licenses for our products to the provision of our software as a service through our on-demand offering. This recurring revenue model provides more predictable quarterly revenues for us while improving the customers’ overall experience. Towards the end of 2009 we began offering our on-premise products under a time-based term license arrangement. We believe this offering better addresses the needs of our customers that prefer our on-premise solution, and at the same time, will provide us more predictable revenue streams. If we are unable to continue to significantly grow our on-demand business or continue to provide our on-demand services on a consistently profitable basis in the future, or if our on-premise time-based term license offering fails to achieve market acceptance, our business and operating results may be materially and adversely affected.

In addition to acquiring new customers, we must maintain a keen focus on retaining our existing customers. If our customers’ renewal rates decline or fluctuate as a result of a number of factors, including their reduced spending levels, their decision to do more of the work themselves internally or dissatisfaction with our service, or if our customers do not renew their subscriptions for our on-demand services or maintenance support, our revenue will decline and our business will suffer.

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

We remain committed to sustaining the profitable growth we achieved on a non-GAAP basis initially in the second half of 2010 which continued into the first quarter of 2011. However, we will need to continue to execute on a number of our key operating initiatives to ensure attainment of this goal, including adding new customers and retaining existing customers, continuing to improve recurring revenues and services revenues margins and prudent management of operating expenses. Many of the factors affecting our ability to succeed in these initiatives are wholly or partially beyond our control. If our efforts prove insufficient or ineffective or result in unanticipated disruption to our business, our ability to sustain profitability may be materially impaired.

In addition to these risks, our future operating performance is subject to the risks and uncertainties described in Item 1A - “Risk Factors” of Part II of this quarterly report on Form 10-Q and Item 1A - “Risk Factors” of Part I, in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010.

Application of Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations which follows is based upon our condensed consolidated financial statements prepared in accordance with GAAP. The application of GAAP requires our management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosure regarding these items. We base our assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with our Audit Committee of the Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts and service remediation reserve, stock-based compensation, the valuation of intangible assets acquired through business combinations, goodwill impairment, long-lived asset impairment, and income taxes have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. It is also noted that we noted no indications of impairment of goodwill in our reporting unit as of March 31, 2011.

As described above in Note 1to the Notes to Condensed Consolidated Financial Statements within “Revenue Recognition,” the Company adopted the accounting standards for multiple element revenue arrangements within ASU 2009-13 for applicable arrangements entered into or materially modified after January 1, 2011.  There were no other significant changes in our critical accounting policies and estimates during the three months ended March 31, 2011 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for information regarding the effect of newly adopted accounting pronouncements on our financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

Revenues, Cost of Revenues and Gross Profit

The table below sets forth the changes in revenues, cost of revenues and gross profit for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 (in thousands, except for percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Total	March 31,	of Total	Increase	Year over
	2011	Revenues	2010	Revenues	(Decrease)	Year

Revenues:
Recurring	$14,703	74%	$12,287	76%	$2,416	20%
Services	4,379	22%	3,645	23%	734	20%
License	729	4%	229	1%	500	218%

Total revenues	$19,811	100%	$16,161	100%	$3,650	23%

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Related	March 31,	of Related	Increase	Year over
	2011	Revenues	2010	Revenues	(Decrease)	Year

Cost of revenues:
Recurring	$7,922	54%	$6,414	52%	$1,508	24%
Services	3,946	90%	4,412	121%	(466)	(11)%
License	91	12%	110	48%	(19)	(17)%

Total cost of revenues	$11,959		$10,936		$1,023

Gross profit:
Recurring	$6,781	46%	$5,873	48%	$908	15%
Services	433	10%	(767)	(21)%	1,200	(156)%
License	638	88%	119	52%	519	436%

Total gross profit	$7,852	40%	$5,225	32%	$2,627	50%

The table below sets forth the changes in revenues, cost of revenues and gross profit for the three months ended March 31, 2011 compared to the three months ended December 31, 2010 (in thousands, except for percentage data):

	Three		Three
	Months		Months		Quarter to	Percentage
	Ended	Percentage	Ended	Percentage	Quarter	Change
	March 31,	of Total	December 31,	of Total	Increase	Quarter over
	2011	Revenues	2010	Revenues	(Decrease)	Quarter

Revenues:
Recurring	$14,703	74%	$14,242	75%	$461	3%
Services	4,379	22%	4,327	23%	52	1%
License	729	4%	540	3%	189	35%

Total revenues	$19,811	100%	$19,109	100%	$702	4%

	Three		Three
	Months		Months		Quarter to	Percentage
	Ended	Percentage	Ended	Percentage	Quarter	Change
	March 31,	of Related	December 31,	of Related	Increase	Quarter over
	2011	Revenues	2010	Revenues	(Decrease)	Quarter

Cost of revenues:
Recurring	$7,922	54%	$6,906	48%	$1,016	15%
Services	3,946	90%	3,590	83%	356	10%
License	91	12%	90	17%	1	1%

Total cost of revenues	$11,959		$10,586		$1,373

Gross profit:
Recurring	$6,781	46%	$7,336	52%	$(555)	(8)%
Services	433	10%	737	17%	(304)	(41)%
License	638	88%	450	83%	188	42%

Total gross profit	$7,852	40%	$8,523	45%	$(671)	(8)%

Revenues

Total Revenues. Total first quarter revenues were $19.8 million, up 23% from the same period last year. Compared to the first quarter of 2010, the increase in the first quarter of 2011 was due to higher volume of recurring revenue generated by on-demand arrangements and time-based on-premise licenses.  The increase was expected as the result of the transition of our business model which was essentially completed in 2010.

Recurring Revenues. Recurring revenues increased by $2.4 million, or 20%, in the three months ended March 31, 2011 compared to the same period last year. The increases were primarily due to the growth in our on-demand subscription revenues and our time-based term licenses, which together were up 38% compared to the three months ended March 31, 2010. Maintenance revenues associated with perpetual licenses decreased by $0.3 million in the three months ended March 31, 2011, primarily due to a number of on-premise customers converting to our on-demand service.

On a sequential basis, recurring revenues increased approximately $0.5 million, or 3%, compared to the fourth quarter of 2010 primarily due to increases in on-demand revenues.

Services Revenues. Services revenues increased by $0.7 million, or 20%, to $4.4 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase from the same quarter of the prior year was mainly due to improved utilization, higher average billing rate and recognition of revenue upon customer acceptance.

On a sequential basis from the fourth quarter of 2010, services revenues were relatively even.

License Revenues. In the three months ended March 31, 2011, perpetual license revenues increased by $0.5 million to $0.7 million compared to the three months ended March 31, 2010.  This increase resulted from follow- on license sales to our on-premise installed-base and new license sales from our Actek business.  We expect these revenues to fluctuate from period to period and in any case, we do not expect perpetual license revenue to return to its historical levels.

Cost of Revenues and Gross Profit

Cost of Recurring Revenues. Cost of recurring revenues increased by $1.5 million, or 24%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was primarily due to increased infrastructure cost attributable to the growth in on-demand subscription revenue coupled with increased amortization of intangible assets attributable to increased costs of third-party technology supporting our on-demand business.  The cost of recurring revenues as a percentage of related revenues was relatively flat on a year-over-year basis for the first quarter.  The costs associated with supporting our on-demand offering are generally higher than the maintenance related to our on-premise customers, as we are responsible for the full operation of the software that our customer has contracted for in our hosting facility.  The increase also reflects approximately $0.8 million in stock-based compensation for the three months ended March 31, 2011.  Stock-based compensation is expected to continue to increase given the grant activity in the first quarter of 2011.

On a sequential basis from the fourth quarter of 2010, cost of recurring revenues increased by $1.0 million, or 15%, in the first quarter of 2011, primarily due to stock-based compensation of $0.8 million coupled with the increased use of third-party contractors for our business operations business in response to growing customer demand.

Cost of Services Revenues. Cost of services revenues decreased by $0.5 million, or 11%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease was primarily attributable to decreases in personnel costs as a result of a restructuring activity in the second half of the prior year partially offset by increases in subcontractor costs. Sequentially, cost of services revenues increased by $0.4 million, or 10% from the fourth quarter of 2010.  The increase is primarily attributable to an increase in stock-based compensation expense related to restricted stock unit grants issued for retention purposes as well as higher payroll taxes incurred in the beginning of the year.

Cost of License Revenues. Cost of license revenues was essentially flat for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. On a sequential basis, cost of license revenues remained flat from the fourth quarter of 2010.

Gross Profit. Our overall gross profit as a percentage of total revenues increased to 40% for the three months ended March 31, 2011 from 32% for three months ended March 31, 2010. This was primarily because our on-demand revenues, which have a higher gross profit than our service revenues, accounted for a majority of total revenues and increased in absolute dollars due to growth in on-demand subscription revenues and our time-based term licenses. On a sequential basis, the overall gross margin decreased from 45%. Excluding the impact of the stock-based compensation expense, restructuring charges and the one-time maintenance benefit only applicable to the fourth quarter of 2010, the gross profit was essentially flat with the prior quarter. Our recurring revenue gross profit of 46% for the three months ended March 31, 2011, compared to 48% for the same period of the prior year, reflects a decrease from a gross profit of 52% when compared to the fourth quarter of 2010. The decrease on a sequential quarter basis primarily reflects $0.8 million of stock-based compensation expense in the first quarter of 2011 as compared to $0.2 million of stock-based compensation expense in the prior quarter.  Recurring revenue gross profit in the prior quarter also reflects a one-time maintenance benefit not reflected in the first quarter recurring revenue gross profit.  Excluding the impact of the stock-based compensation expense, restructuring charges and the one-time maintenance benefit, the recurring revenue gross profit was essentially flat with the prior quarter.

Services gross profit was 10% in the three months ended March 31, 2011, up from negative 21% in the same period of 2010. The improvement was primarily a result of better utilization and higher average billing rate, as our broad based services offerings enjoyed strong demand throughout the quarter.  The negative services margin in the 2010 period reflected lower than planned utilization resulting from a delay in projects and a decrease in our average billing rate. Sequentially, services gross margin declined for the first quarter of 2011 from 17% for the fourth quarter of 2010 primarily due to an increase of $0.2 million in stock-based compensation expense related to restricted stock units grants issued in the first quarter of 2011 as well as higher payroll taxes associated with the beginning of the calendar year.  Our services margin is likely to fluctuate from period to period.

License gross profit was 88% in the first quarter of 2011, up from 52% in the first quarter of 2010 and 83% in the fourth quarter of 2010. The increase was mainly due to the different mix of technology used in our product. As new perpetual license sales do not use certain third-party technology, these products do not include such costs, resulting in higher margin.

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, and the three months ended December 31, 2010 (in thousands, except percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Total	March 31,	of Total	Increase	Year over
	2011	Revenues	2010	Revenues	(Decrease)	Year

Operating expenses:
Sales and marketing	$4,215	21%	$4,645	29%	$(430)	(9)%
Research and development	2,533	13%	3,138	19%	(605)	(19)%
General and administrative	3,472	18%	3,232	20%	240	7%
Restructuring	39	—%	719	4%	(680)	(95)%

Total operating expenses	$10,259	52%	$11,734	73%	$(1,475)	(13)%

	Three		Three
	Months		Months		Quarter to	Percentage
	Ended	Percentage	Ended	Percentage	Quarter	Change
	March 31,	of Total	December 31,	of Total	Increase	Quarter over
	2011	Revenues	2010	Revenues	(Decrease)	Quarter

Operating expenses:
Sales and marketing	$4,215	21%	$4,055	21%	$160	4%
Research and development	2,533	13%	2,357	12%	176	7%
General and administrative	3,472	18%	3,383	18%	89	3%
Restructuring	39	—%	35	—%	4	11%
Impairment of acquired intangible asset	—	—%	160	1%	(160)	(100)%

Total operating expenses	$10,259	52%	$9,990	52%	$269	3%

Sales and Marketing. Sales and marketing expenses decreased $0.4 million, or 9%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease was primarily due to cost-cutting actions instituted in 2010 to better align our cost base with our business model including a $0.2 million decrease in marketing expenses.  Sales commissions expenses decreased by $0.2 million during the same period due to on-demand arrangements which are deferred for financial reporting purposes and then amortized over the non-cancelable term of the contract as the related revenue is recognized.  Partially offsetting the decreases was an increase of approximately $0.1 million in stock-based compensation.

On a sequential basis, sales and marketing expense increased $0.2 million, or 4%, from the prior quarter. The increase was due to a $0.2 million increase in stock-based compensation expenses related to sales and marketing departments.

Research and Development. Research and development expenses decreased $0.6 million, or 19%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease was primarily due to decreases in personnel related costs as a result of a 48% reduction in headcount at the end of the first quarter of 2010. The decrease was partially offset by the increase in professional fees as we expanded our use of offshore third-party technical services and support and an increase of approximately $0.1 million in stock- based compensation.  We intend to continue to invest significantly in our research and development efforts because we believe these efforts are essential to maintaining our competitive position.

On a sequential basis, research and development expense increased $0.2 million, or 7%, as compared to the prior quarter. The increase was primarily due to increased third-party contractor costs.

General and Administrative. General and administrative expenses increased $0.2 million, or 7%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The increase was primarily due to increased professional fees, particularly legal fees related to our acquisitions in the first quarter of 2011 and patent litigation, offset in part by decreased personnel related costs as a result of headcount reductions.

On a sequential basis, general and administrative expenses increased $0.1 million, or 3%, compared to the prior quarter. The increase was primarily due to increased professional fees and personnel related costs, partially offset by a decrease in other annual expenses relative to the fourth quarter of 2010.

Restructuring. Restructuring charges were $39,000 in the three months ended March 31, 2011 compared to $0.7 million for the same period of 2010. Sequentially, restructuring charges remained flat compared to the prior quarter. The restructuring charges in the current quarter were primarily related to a reduction of facilities-related restructuring costs attributable to estimated sublease rentals offset by severance and termination-related costs, compared to restructuring charges for the first quarter of the prior year which were primarily severance and termination-related costs.

Stock-Based Compensation

The following table sets forth a summary of our stock-based compensation expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 and December 31, 2010 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	March 31,	March 31,	Increase	Year over
	2011	2010	(Decrease)	Year

Stock-based compensation:
Cost of recurring revenues	$755	$124	$631	509%
Cost of services revenues	323	241	82	34%
Sales and marketing	367	271	96	35%
Research and development	360	215	145	67%
General and administrative	599	503	96	19%

Total stock-based compensation	$2,404	$1,354	$1,050	78%

	Three	Three
	Months	Months	Quarter to	Percentage
	Ended	Ended	Quarter	Change
	March 31,	December 31,	Increase	Quarter over
	2011	2010	(Decrease)	Quarter

Stock-based compensation:
Cost of recurring revenues	$755	$154	$601	390%
Cost of services revenues	323	136	187	138%
Sales and marketing	367	201	166	83%
Research and development	360	279	81	29%
General and administrative	599	676	(77)	(11)%

Total stock-based compensation	$2,404	$1,446	$958	66%

Total stock-based compensation expenses increased $1.1 million, or 78%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was primarily due to grants of restricted stock units during the first quarter of 2011. These grants have resulted in higher period expenses. The restricted stock units granted were for retention purposes given a salary freeze instituted initially in 2010. On a sequential basis, stock-based compensation increased $1.0 million also due to the grants of restricted stock units during the first quarter of 2011.  Stock-base compensation is expected to continue to increase given the grant activity of the first quarter of 2011.

Other Items

The table below sets forth the changes in other items for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 and December 31, 2010 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	March 31,	March 31,	Increase	Year over
	2011	2010	(Decrease)	Year

Interest and other income, net	$49	$7	$42	600%

Provision (benefit) for income taxes	$80	$(551)	$631	(115)%

	Three	Three
	Months	Months	Quarter to	Percentage
	Ended	Ended	Quarter	Change
	March 31,	December 31,	Increase	Quarter over
	2011	2010	(Decrease)	Quarter

Interest and other income, net	$49	$—	$49	100%

Provision (benefit) for income taxes	$80	$(16)	$96	(600)%

Interest and Other Income

Interest and other income remained relatively flat in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, as well as in the three months ended March 31, 2011 compared to the three months ended December 31, 2010.

Provision (benefit) for Income Taxes

Provision for income taxes was $80,400 in the three months ended March 31, 2011 compared to a tax benefit of $551,000 in the three months ended March 31, 2010 and a tax benefit of $16,000 in the three months ended December 31, 2010. The tax provision for the three months ended March 31, 2011 was mainly due to withholding taxes, recognition of deferred tax liabilities related to intangible assets and income taxes related to our foreign operations.  The tax benefit in the first quarter of 2010 and the fourth quarter of 2010 was mainly due to the recognition of deferred tax liabilities related to the intangible assets acquired from Actek and the associated release of a valuation allowance on the Company’s deferred tax assets, partially offset by a provision for income taxes related to our foreign operations.

Liquidity and Capital Resources

As of March 31, 2011, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $29.4 million and accounts receivable of $19.9 million.

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2011	2010

Net cash provided by (used in):
Operating activities	$1,366	$(1,915)
Investing activities	(1,531)	1,981
Financing activities	1,325	(212)

Net Cash Provided by (Used in) Operating Activities. The $3.3 million improvement in operating cash flow for the first three months of 2011 compared to the same period of 2010 was primarily due to a $3.2 million increase in cash collections, cost reductions which resulted in a $1.2 million decrease in payroll-related costs due to lower headcount and a $0.6 million decrease in restructuring payments partially offset by a net $1.7 million decrease in facilities-related costs, professional service costs, third party royalty payments and other expenses.

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $1.5 million for the three months ended March 31, 2011 compared to net cash provided by investing activities of $2.0 million for the three months ended March 31, 2010. Net cash used in investing activities during the three months ended March 31, 2011 was attributable to purchases of marketable investments of $5.2 million, purchases of property and equipment of $0.4 million, payment made for the ForceLogix acquisition of $3.0 million, payment made for the Salesforce Assessments acquisition of $260,000, and payments made to acquire certain intangible assets of $0.2 million. These payments were partially offset by proceeds from maturities and sales of investments of $7.6 million.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2011 compared to net cash used in financing activities of $0.2 million for the three months ended March 31, 2010. Net cash provided by financing activities during the three months ended March 31, 2011 was due to cash received from the exercise of stock options and shares purchased under our employee stock purchase plan of $2.5 million, partially offset by payment of $0.6 million for cash contingent consideration related to the Actek acquisition, cash used to repurchase common stock from employees for payment of taxes of $0.3 million on vesting of restricted stock units and principle payment of $0.3 million under our capital leases.

Auction Rate Securities

See Note 5 of our Notes to Condensed Consolidated Financial Statements for information regarding our auction rate securities.

Contractual Obligations and Commitments

We relocated our headquarters to Pleasanton, California in August 2010. The annual rental expense is approximately $0.7 million under our Pleasanton lease, which expires in July 2017.

For our New York, New York and Pleasanton, California offices, we have two certificates of deposit totaling approximately $678,000 as of March 31, 2011. These certificates of deposit were pledged as collateral to secure letters of credit required by our landlords for security deposits.

Our future capital requirements will depend on many factors, including revenues we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, market acceptance of our on-demand service offering, our ability to offer on-demand service on a consistently profitable basis and the continuing market acceptance of our other products and any future acquisitions or other capital expenditures we may make.  However, based on our current business plan and revenue projections, we believe our existing cash and investment balances will be sufficient to meet our anticipated cash requirements as well as the contractual obligations listed above for the next twelve months.

Off-Balance Sheet Arrangements

With the exception of the above contractual cash obligations, we have no material off-balance sheet arrangements that have not been recorded in our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is also a result of fluctuations in interest rates and foreign exchange rates.  See Note 5 of our Notes to Condensed Consolidated Financial Statements for information regarding our auction rate security.

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

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future as a result of changes in interest rates. At March 31, 2011, the average maturity of our investments was approximately 9 months, and all investment securities other than the one remaining auction rate security had maturities of less than 24 months. The following table presents certain information about our financial instruments except for auction rate securities at March 31, 2011 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity		Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value

Available-for-sale securities	$12,721	$2,576	$15,297	$15,295
Weighted average interest rate	0.40%	0.76%

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of March 31, 2011, we had no outstanding indebtedness for borrowed money.  Therefore, we currently have no exposure to interest rate risk related to debt instruments.  To the extent we enter into or issue debt instruments in the future, we will have interest rate risk.

Foreign Currency Exchange Risk. Our revenues and expenses, except those related to our non-United States operations, are generally denominated in United States dollars. For the three months ended March 31, 2011, approximately 15.9% of our total revenues were denominated in foreign currency.  At March 31, 2011, approximately 15.3% of our total accounts receivable was denominated in foreign currency.  Our exchange risks and foreign exchange losses have been minimal to date. We expect to continue to transact a majority of our business in U.S. dollars.

Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency transactions. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

As of March 31, 2011, we had no outstanding foreign currency forward exchange contracts.

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

In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time a party to various litigation matters incidental to the conduct of our business, none of which, at the present time, is likely to have a material adverse effect on our future financial results.

In September 2010, Versata and Clear Technology filed suit against Callidus Software Inc in the District of Delaware.  The suit alleges that Callidus infringes two U.S. Patents 6,862,573 and 7,110,998.   The Company believes that the claims are without merit and intends to vigorously defend against these claims.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Factors That Could Affect Future Results

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Because of the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 and those factors included in our quarterly reports on Form 10-Q filed subsequently thereto, if any, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description

31.1	Certifications of Chief Executive Office and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Office and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2011.

CALLIDUS SOFTWARE INC.

By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer,
Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

Exhibit
Number	Description

31.1	Certifications of Chief Executive Office and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Office and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act