Form 10-Q
period 2011-06-30
CALLIDUS SOFTWARE INC
filed 2011-08-08
CIK 1035748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

There were 32,351,259 shares of the registrant’s common stock, par value $0.001, outstanding on Aug 1, 2011, the latest practicable date prior to the filing of this report.

© 1997-2011 Callidus Software Inc. All rights reserved. Callidus Software, the Callidus Software logo, TrueComp Manager, ActekSoft and ACOM3 are trademarks, service marks or registered trademarks of Callidus Software Inc. in the United States and other countries. All other brand, service or product names are trademarks or registered trademarks of their respective companies or owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,520	$12,830
Short-term investments	41,186	17,873
Accounts receivable, net of allowances of $301 in 2011 and $398 in 2010	18,238	19,908
Prepaid and other current assets	5,444	4,441
Total current assets	113,388	55,052
Long-term investments	782	787
Property and equipment, net	7,338	8,016
Goodwill	11,568	8,031
Intangible assets, net	6,270	4,274
Deferred income taxes, noncurrent	1,645	1,645
Deposits and other assets	5,172	2,000
Total assets	$146,163	$79,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,074	$3,299
Accrued payroll and related expenses	2,937	2,859
Accrued expenses	6,078	6,169
Deferred income taxes	1,691	1,691
Deferred revenue	28,601	28,417
Capital lease obligations, short-term	1,159	1,119
Total current liabilities	42,540	43,554
Long-term deferred revenue	3,445	4,388
Long-term deferred income tax	304	—
Other liabilities	1,448	1,619
Capital lease obligations, long-term	1,522	2,162
4.75% Convertible Senior Notes due 2016	80,500	—
Total liabilities	129,759	51,723

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 31,980 and 32,624 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	33	31
Treasury Stock	(2)	—
Additional paid-in capital	217,846	222,363
Accumulated other comprehensive income	(88)	(98)
Accumulated deficit	(201,385)	(194,214)
Total stockholders’ equity	16,404	28,082
Total liabilities and stockholders’ equity	$146,163	$79,805

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
Revenues:
Recurring	$15,350	$13,265	$30,052	$25,551
Services	4,173	3,488	8,552	7,134
License	832	387	1,562	616
Total revenues	20,355	17,140	40,166	33,301
Cost of revenues:
Recurring	8,451	6,120	16,374	12,535
Services	3,908	4,045	7,854	8,457
License	71	87	161	197
Total cost of revenues	12,430	10,252	24,389	21,189
Gross profit	7,925	6,888	15,777	12,112

Operating expenses:
Sales and marketing	4,931	3,993	9,145	8,638
Research and development	2,774	2,427	5,307	5,564
General and administrative	4,345	3,627	7,818	6,859
Restructuring	(2)	451	37	1,170
Total operating expenses	12,048	10,498	22,307	22,231

Operating loss	(4,123)	(3,610)	(6,530)	(10,119)
Interest and other expense, net	(491)	(100)	(442)	(94)

Loss before provision (benefit) for income taxes	(4,614)	(3,710)	(6,972)	(10,213)
Provision (benefit) for income taxes	119	38	199	(514)

Net loss	$(4,733)	$(3,748)	$(7,171)	$(9,699)

Net loss per share - basic and diluted
Net loss per share	$(0.14)	$(0.12)	$(0.22)	$(0.31)

Shares used in basic and diluted per share computation	33,048	31,284	33,079	31,125

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2011	2010
	(unaudited)

Cash flows from operating activities:
Net loss	$(7,171)	$(9,699)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,587	1,095
Amortization of intangible assets	1,394	1,271
Provision for doubtful accounts and service remediation reserves	47	(167)
Stock-based compensation	6,040	3,051
Stock-based compensation related to acquisition	42	203
Revaluation of acquisition contingent consideration	—	41
Release of valuation allowance	—	(614)
Amortization of convertible note issuance cost	60	—
Net amortization on investments	173	104
Put option loss	—	52
Gain on investments classified as trading securities	—	(118)
Changes in operating assets and liabilities:
Accounts receivable	1,623	(421)
Prepaid and other current assets	2,064	(748)
Other assets	(3,172)	(702)
Accounts payable	(1,161)	(945)
Accrued expenses	931	1,348
Accrued payroll and related expenses	81	(446)
Accrued restructuring	(209)	(117)
Deferred revenue	(848)	7,008
Deferred income taxes	77	89
Net cash provided by operating activities	1,558	285

Cash flows from investing activities:
Purchases of investments	(33,569)	(6,703)
Proceeds from maturities and sale of investments	10,063	12,504
Purchases of property and equipment	(982)	(760)
Purchases of intangible assets	(1,128)	(1,554)
Acquisition, net of cash acquired	(5,860)	(1,922)
Change in restricted cash	—	(600)
Net cash provided by (used in) investing activities	(31,476)	965

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,516	854
Repurchases of stock	(14,430)	—
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(681)	(220)
Payment of cash contingent consideration related to acquisition	(600)	—
Proceeds from issuance of convertible notes, net of issuance costs	77,369	—
Repayment of debt assumed through acquisition	—	(899)
Payment of principal under capital lease	(601)	—
Net cash provided by (used in) financing activities	65,573	(265)
Effect of exchange rates on cash and cash equivalents	35	(94)
Net increase in cash and cash equivalents	35,690	891
Cash and cash equivalents at beginning of period	12,830	11,565
Cash and cash equivalents at end of period	$48,520	$12,456

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

All amounts included herein related to the condensed consolidated financial statements as of June 30, 2011 and the three and six months ended June 30, 2011 and 2010 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the “Company”), which include wholly owned subsidiaries in Australia, Canada, Germany, Hong Kong, Singapore, New Zealand and the United Kingdom. All intercompany transactions and balances have been eliminated upon consolidation.

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

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Accordingly, the foreign currencies are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average rates during each reporting period for the results of operations. Adjustments resulting from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in interest and other expense, net in the accompanying condensed consolidated statements of operations.

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

The Company’s customer base consists of businesses throughout the Americas, Europe, Middle East, Africa and Asia-Pacific.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of June 30, 2011, the Company had one customer comprising greater than 10% of net accounts receivable.

Prepaid and other current assets and deposits and other assets

Included in prepaid and other current assets and deposits and other assets in the consolidated balance sheets at June 30, 2011 and December 31, 2010 is restricted cash totaling $678,000, related to security deposits on leased facilities for the Company’s New York, New York and Pleasanton, California offices. The restricted cash represents investments in certificates of deposit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in prepaid and other current assets and deposits and other assets based on the contractual term for the release of the restriction.

Also included in the prepaid and other current assets and deposits and other assets is certain costs related to configuration and implementation services incurred as a result of implementing hosted third party software applications that the company uses to operate its business. These configuration costs are recorded as a prepaid asset as the company has determined that they have probable future economic benefit and amortized over their useful life. As of June 30, 2011, we have capitalized $463,118 worth of these costs, which we are amortizing over their useful life. These costs do not include the cost of training, business process reengineering, and data migration, which are expensed as incurred.

Revenue Recognition

The Company generates revenues by providing its software applications as a service through an on-demand subscription and providing related professional services to its customers, as well as through perpetual or time-based term licenses and providing related software support. The Company presents revenue net of sales taxes and any similar assessments.

The Company recognizes revenue when all of the following elements are met:

Evidence of an Arrangement.

Delivery.

Fixed or Determinable Fee.

Collection is Deemed Probable.

Recurring Revenues

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

On-Demand Services Revenues. In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple-element revenue arrangements with Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements”, to:

•                  provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

•                  require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of each element if a vendor does not have vendor specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•                  eliminate the use of the residual method and requires a vendor to allocate revenue using the relative selling price method.

The Company adopted this accounting guidance on January 1, 2011, for applicable arrangements entered into or materially modified after January 1, 2011.

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

Upon adoption of the new accounting standard, the Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting.  An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control.  On-demand services have standalone value because the Company routinely sells them separately.  Implementation and configuration services have standalone value because the Company has sold these services separately and there are several third party vendors that routinely provide similar services to our customers on a standalone basis.

The Company determines the best estimated selling price of each element in an arrangement based on a selling price hierarchy. The best estimated selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available.  Total arrangement fees will be allocated to each element using the relative selling price method.

The Company considered the following factors to establish the ESP for fixed fee service arrangements when sold with its on-demand services:  the weighted average of actual sales prices of professional services sold on a standalone basis for on-demand services; average billing rate for fixed fee service agreements when sold with on-demand services and other factors such as gross margin objectives, pricing practices and growth strategy.

The consideration allocated to on-demand services is recognized as revenue over the stated contractual period in accordance with the provision of Staff Accounting Bulletin No.104, “Revenue Recognition” (“SAB 104”).

The consideration allocated to implementation and configuration services, when sold with the on-demand services is based on whether the services are provided on a time and material basis or a fixed fee basis.  Time and material services are recognized as the services are delivered based on inputs to the project, such as hours incurred.  Fixed fee engagements are generally recognized ratably over the estimated deployment period of the services in accordance with SAB 104.

Under the relative selling price method the Company can recognize revenue only up to the amount that is non-contingent.  Revenue would be contingent if the amount allocated to an element requires one or both of following items:

•                  Delivery of additional items, or

•                  Meeting other specified performance conditions.

If revenue is deemed contingent because of either of the above listed items, then the arrangement consideration allocated to delivered items is limited to the amounts that are not contingent.  This amount would be the lesser of the amount initially allocated using the relative selling price method or the non-contingent amount.

Prior to the adoption of ASU 2009-13 if the Company entered into a multiple element on-demand agreement that did not qualify for separation due to the lack of fair value for all undelivered elements, the Company would defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. The deferred costs previously deferred, or related to ongoing arrangements entered into prior to January 1, 2011 on the Company’s condensed consolidated balance sheets for these consulting arrangements totaled $2.2 million and $3.0 million at June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011 and December 31, 2010, $1.5 million and $2.3 million, respectively, of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the condensed consolidated balance sheets. Due to the adoption of ASU 2009-13, the Company will no longer be able to defer direct costs associated with implementation and configurations services for agreements entered into after January 1, 2011.  These direct costs of the implementation and configuration will be expensed as they are incurred and at the same time the related revenue will no longer be deferred.

Included in the deferred costs for on-demand arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand offering was $1.1 million and $1.2 million at June 30, 2011 and December 31, 2010, respectively.

Given the nature of our transactions entered into after January 1, 2011, the adoption of the new accounting rules has not had a material impact on the Company’s revenue.

Time-Based Term License.  These types of transactions are governed by ASC 985-605, “Software Revenue Recognition”.  The Company offers on-premise licenses of its software as a time-based term license arrangement. Such arrangements typically include an initial fee, which covers the time-based term license for a specified period and the maintenance and support for the first year of the arrangement. If a customer wishes to receive maintenance after the first year, then the customer must pay the maintenance fee for each year it wishes to receive maintenance. Revenue for these arrangements is generally recognized ratably over the term of the agreement. If the Company sells a time-based term license with additional multiple elements besides maintenance, those elements generally include configuration and implementation services, and training.

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

The Company defers the direct costs, and amortizes those costs over the same time period as the related revenue is recognized. The deferred costs on the Company’s condensed consolidated balance sheets for these arrangements totaled $1.2 million and $0.7 million at June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, $0.6 million of the deferred costs are included in prepaid and other current assets, with the remaining amount of $0.6 million included in deposits and other assets in the condensed consolidated balance sheets. As of December 31, 2010, $0.2 million of the deferred costs are included in prepaid and other current assets, with the remaining amount of $0.5 million included in deposits and other assets in the condensed consolidated balance sheets.  The deferred costs mainly represent commission payments to the Company’s direct sales force for time-based term license arrangements, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements.

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

In certain arrangements, the Company has provided for unique acceptance criteria associated with the delivery of professional services. In these instances, the Company has recognized revenue in accordance with the provisions of Staff Accounting Bulletin (SAB) No. 104: Revenue Recognition. To the extent there is contingent revenue because of acceptance in these arrangements, the Company will defer the revenue until the acceptance has been received.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the convertible senior notes, the exercise of outstanding common stock options, the release of restricted stock and purchases of employee stock purchase plan (“ESPP”) shares to the extent these shares are dilutive.

Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Restricted stock	3,940	2,115	3,571	1,765
Stock options	4,649	6,507	4,943	6,543
ESPP	79	142	69	123
Convertible Senior Notes	4,475	—	2,250	—
Totals	13,143	8,764	10,833	8,431

The weighted-average exercise price of stock options excluded from weighted average common shares during the three and six months ended June 30, 2011 was $3.71 and $3.75 per share, as compared to the weighted average exercise price of stock options excluded from weighted average common shares during the three and six months ended June 30, 2010 of $4.47 and $4.54 per share. The conversion price of our Convertible Senior Note is $7.71. Please refer to Note 6 of our Notes to Condensed Consolidated Financial Statements below for details.

Recent Accounting Pronouncements

In January 2010, the FASB issued an accounting standards update on improving disclosures about fair value measurements to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2 and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 5 below. We adopted the new disclosure requirements and clarifications of existing disclosures in the first quarter of 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Although we adopted these new disclosure requirements in the first quarter of 2011, there were no additional disclosures required.

2.              Acquisitions

During the first six months of 2011 the Company completed three acquisitions:  ForceLogix, Inc. (“ForceLogix”), Salesforce Assessments Ltd and Litmos Ltd.

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

Assets acquired and liabilities assumed were recorded at their estimated fair values as of February 25, 2011.  The Company has included the financial results of ForceLogix in its condensed consolidated financial statements from the date of acquisition. For the six months ended June 30, 2011, ForceLogix contributed $0.2 million to our total revenues and the net loss was insignificant. The Company is not required to present pro forma financial statements giving effect to the acquisition under applicable SEC rules and regulations and accounting rules.

The total purchase price for ForceLogix was $3.75 million, consisting of a closing cash payment of $3.0 million and an additional $750,000 to be paid six months from the date of the closing of the acquisition, subject to standard representations and warranties.

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

Acquisition Related Expenses

Acquisition related expenses primarily consist of direct transaction costs such as professional service fees.  For the six months ended June 30, 2011, the Company incurred a total of $164,000 acquisition-related expenses associated with the ForceLogix acquisition.  These direct transaction costs were recorded as expenses in the Company’s condensed consolidated statements of operations.

SalesForce Assessments

On March 25, 2011 the Company entered into an Asset Purchase Agreement for the purchase of substantially all of the assets of Salesforce Assessments.  Salesforce Assessments is a provider of SaaS-based sales assessments.  The total purchase price paid for Salesforce Assessments was a cash payment of $260,000 upon closing.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of March 25, 2011.  The Company has included the financial results of Salesforce Assessments in its condensed consolidated financial statements from the date of acquisition. During the quarter, the revenue and the net loss produced by Salesforce Assessments was insignificant to the Company’s net operating results. The Company is not required to present pro forma financial statements giving effect to the acquisition under applicable SEC rules and regulations and accounting rules.

Litmos

On June 10, 2011 the Company entered into an Asset Purchase Agreement with Litmos, Limited (Litmos), a New Zealand corporation to purchase all of the issued and outstanding shares of common stock of Litmos,. Litmos is a provider of SaaS-based learning management systems (LMS). The Litmos LMS platform delivers a self-service online training system that facilitates the management and delivery of web-based training courses for business users.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of June 10, 2011.  The Company has included the financial results of Litmos in its condensed consolidated financial statements from the date of acquisition.  For the six months ended June 30, 2011, Litmos contributed less than $0.1 million to our total revenues.  During the quarter, the net loss produced by Litmos was insignificant to the Company’s net operating results.  The Company is not required to present pro forma financial statements giving effect to the acquisition under applicable SEC rules and regulations and accounting rules.

The total purchase price for Litmos was $2.6 million in cash payment. An additional $600,000 is to be paid one year from the date of the closing of the acquisition subject to Litmos meeting certain employee retention and indemnity requirements. This is considered compensation expense and will be expensed ratably over the next year as the likelihood of meeting the retention requirements is deemed probable. The ratable portion of this compensation expense of $35,000 is included in operating expenses for the second quarter of fiscal 2011.

Preliminary Purchase Price Allocation

The total purchase price for Litmos was allocated to the assets acquired and liabilities assumed based upon their fair value at the acquisition date as set forth below.  The allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). We expect to continue to obtain information to assist us in determining the fair value of the net assets acquired at the acquisition date during the measurement period.

(in thousands)
Intangible Assets	$950
Cash and Receivables	18
Deferred Tax Liabilities	(226)
Accruals and other liabilities	(18)
Total Identifiable Net Assets	724
Goodwill	1,876
Total Purchase Price	$2,600

Preliminary Valuation of Intangible Assets Acquired

The preliminary fair value of intangible assets acquired in connection with the acquisition, including developed technology, customer relationships and trade names and trademarks which, totaled $1.0 million.  The acquired intangible assets have estimated useful lives of 6 to 10 years.

Developed technology represents the fair values of Litmos’ products that have reached technological feasibility.  The estimated useful life was primarily based on projected product cycle and technology evolution.  Customer relationships represent the fair value of the underlying customer contracts and related relationships with Litmos’ existing customers.  The estimated useful life was primarily based on projected customer retention rates.  Trade names and trademarks represent the fair value of brand and name recognition associated with the marketing of Litmos’ products and services.  The estimated useful life was based on the projected product cycle and associated marketing of the brand and name.

The excess of the purchase price over the preliminary assets acquired and liabilities assumed was recorded as goodwill.  The goodwill arising from the acquisition mainly consists of the entity-specific synergies and economies of scale expected from joining Litmos with the Company.

Acquisition Related Expenses

Acquisition related expenses primarily consist of direct transaction costs such as professional service fees.  For the six months ended June 30, 2011, the Company incurred a total of $93,000 acquisition-related expenses associated with the Litmos acquisition.  These direct transaction costs were recorded as expenses in the Company’s condensed consolidated statements of operations.

3.              Restructuring

During the first six months of 2011, management approved a cost savings program to reduce the workforce. The Company incurred restructuring charges of $37,000 associated with this program, which included severance and termination-related costs offset in part by a reduction of facilities-related restructuring costs attributable to estimated sublease rentals. The 2011 cost savings program was similar to the 2010 cost savings program and was substantially completed in the first half of 2011. Total costs of the Company’s restructuring programs incurred from 2007 to date were $7.8 million.  We do not expect to incur any additional charges as a result of these termination costs.

The following table sets forth a summary of accrued restructuring charges related to these programs for the six months ended June 30, 2011 (in thousands):

	December 31,	Cash			June 30,
	2010	Payments	Additions	Adjustments	2011

Severance and termination-related costs	$3	$(139)	$136	$—	$—
Facilities related costs	294	(109)	—	(97)	88

Total accrued restructuring charges	$297	$(248)	$136	$(97)	$88

4.              Goodwill and Intangible Assets

Goodwill as of June 30, 2011 and December 31, 2010 was $11.6 million and $8.0 million, respectively.  The change is related to goodwill associated with the Forcelogix, Salesforce Assessments and Litmos acquisitions, as described in Note 2 above.

Intangible assets consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

							Weighted
							Average
	December 31,	December 31,				June 30,	Amortization
	2010	2010		Impairment	Amortization	2011	Period
	Cost	Net	Additions	Charge	Expense	Net	(Years)

Purchased technology	$5,004	$2,994	$2,330	$—	$(1,068)	$4,256	5.51
Customer relationships	2,644	1,111	730	—	(297)	1,544	8.75
Tradename	302	142	330	—	(23)	449	7.56
Favorable Lease	40	27	—	—	(6)	21	4.00

Total intangible assets, net	$7,990	$4,274	$3,390	$—	$(1,394)	$6,270

Intangible assets include third-party software licenses used in the Company’s products, and acquired assets related to various business combinations. Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred. Amortization expense related to intangible assets was $0.7 million and $1.4 million for the three and six months ended June 30, 2011, as compared to amortization expense of $0.4 million and $1.3 million for the three and six months ended June 30, 2010. Of these amounts, $0.5 million and $1.0 million was included in cost of revenues for the three and six months ended June 30, 2011; and $0.2 million and $0.9 million was included in cost of revenues for the three and six months ended June 30, 2010.

The Company’s intangible assets are amortized over their estimated useful lives of one to twelve years. As of June 30, 2011, total future expected amortization is as follows (in thousands):

	Purchased	Customer		Favorable
	Technology	Relationships	Tradename	Lease

Quarter Ending June 30:
Remainder of 2011	$995	$324	$35	$8
2012	1,152	166	68	13
2013	482	145	68	—
2014	415	145	68	—
2015	412	145	68	—
2016 and beyond	800	619	142	—

Total expected amortization expense	$4,256	$1,544	$449	$21

5.              Financial Instruments

The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase, and re-evaluates such designation as of each balance sheet date. As of June 30, 2011, all debt and marketable equity securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.

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

Interest is included in interest and other expense, net in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. The components of the Company’s debt and marketable equity securities classified as available-for-sale were as follows at June 30, 2011 (in thousands):

				Total Other
				Than Temporary
				Impairment	Gain (Loss) on
			Total Unrealized	Recorded In	Investments
			Losses in Other	Other	Recorded in the
	Amortized	Unrealized	Comprehensive	Comprehensive	Statement of	Estimated
June 30, 2011	Cost	Gains	Income (Loss)	Income (Loss)	Operations	Fair Value

Short-term investments:
Corporate notes and obligations	16,030	11	(22)	—	—	16,019
U.S. government and agency obligations	25,060	3	(14)	—	—	25,049
Publicly traded securities	375	—	(257)	—	—	118
Long-term investments:
Auction rate security	800	—	(18)	—	—	782

Investments in debt and equity securities	$42,265	$14	$(311)	$—	$—	$41,968

At June 30, 2011, the Company had $22,000 and $14,000 of unrealized losses related to corporate notes and obligations and U.S government and agency obligations, respectively. The aggregate fair values of these investments were $11.9 million and $17.5 million, respectively. The Company also had $257,000 and $18,000 of unrealized losses related to its investment in one publicly traded equity security and one Auction Rate Security, respectively.

For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities and estimated fair value of publicly traded equity securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of June 30, 2011 (in thousands).

	Amortized Cost	Estimated Fair Value
Contractual maturity
Less than 1 year	$21,645	$21,385
1-2 years	19,820	19,801
More than 2 years	800	782

Total	$42,265	$41,968

The Company had no realized gains or losses on sales of its investments for the three and six months ended June 30, 2011 and 2010. The Company had proceeds of $2.5 million and $10.1 million from maturities and sales of investments for the three and six months ended June 30, 2011. All proceeds from sales and maturities of investments were equal to the par value of the securities.

The short term investments are either government obligations or highly rated credit securities and generally have minor to moderate fluctuations in the fair values from period to period. The short term fluctuations sometimes cause some of the individual securities to be impaired. The Company monitors credit ratings, downgrades and significant events surrounding these securities so as to assess if any of the impairments will be considered other-than-temporary.   Based on such evaluation, the Company did not identify impairment in any security to be other-than-temporary. Similar assessment for the long term investments and the publicly traded security is included below.

The Company did not identify any securities held as of June 30, 2011 for which the fair value declined significantly below amortized cost and that the decline would be considered other-than-temporary impairment (OTTI). Company does not intend to sell its auction rate security and it is not more-likely-than-not that the Company will be required to sell that security before recovery.

The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds (1)	$13,614	$13,614	$—	$—
U.S. treasury bills (2)	6,518	6,518	—	—
Corporate notes and obligations (2)	16,018	—	16,018	—
U.S. government and agency obligations (2)	18,532	—	18,532	—
Publicly traded securities (2)	118	—	118	—
Auction-rate security (3)	782	—	—	782
Total	$55,582	$20,132	$34,668	$782

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

(3) Included in long-term investments on the consolidated balance sheet.

The table below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

				Gain (Loss)
	Balance at			Recorded in		Balance at
	December 31,			Statement of	Unrealized	June 30,
	2010	Addition	Disposition	Operations	Gain (Loss)	2011

Auction rate securities classified as available for sale	$787	$—	$—	$—	$(5)	$782
Total	$787	$—	$—	$—	$(5)	$782

Valuation of Investments and Warrants

Level 1 and Level 2

The Company’s available-for-sale securities include corporate notes and obligations and U.S. government and agency obligations at June 30, 2011 and December 31, 2010. The Company values these securities using a pricing matrix from a reputable pricing service, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs).  However, the Company classifies all of its available-for-sale securities, except for U.S. treasury and certain auction rated securities, as having Level 2 inputs. The Company validates the estimated fair value received from the reputable pricing service on a quarterly basis.  The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.

     In December 2009, the Company executed a “Subscription Agreement for Units” (“the Agreement”) with ForceLogix Technologies.  Pursuant to the Agreement, the Company purchased 2,639,000 units of ForceLogix Technologies for an aggregate of $250,000. Each unit consists of one common share and three quarters (3/4) of one common share purchase warrant of ForceLogix Technologies. In April 2010, the Company executed another “Subscription Agreement for Common Shares” with ForceLogix Technologies to purchase an additional 2,003,800 common shares of ForceLogix Technologies for a total of $150,000.  As discussed in Note 3, the Company purchased all of the common stock of ForceLogix, Inc., the subsidiary of ForceLogix Technologies in February 2011.  In March 2011, as required by the Asset Purchase Agreement between the Company and ForceLogix Technologies; ForceLogix Technologies changed its name to Courtland Capital Inc. The Company owns approximately 5% of the outstanding common shares of Courtland Capital Inc. as of June 30, 2011 and does not have the ability to exercise significant influence.

The fair value of the common share purchase warrant is zero as of June 30, 2011, mainly due to purchase price under the warrant being significantly higher than the current market price. Refer to Note 2 of our Notes to Consolidated Financial Statements for information regarding the Company’s acquisition of ForceLogix in February 2011.

Due to the reduced trading volume of Courtland Capital Inc.’s common shares on the TSX Venture Exchange, the Company considered that the share price no longer qualified for Level 1 inputs which are defined as quoted prices in active markets.

Level 3

As of June 30, 2011, the Company has one auction rate security remaining, which is classified as available-for-sale and is carried at its fair value of approximately $782,000.

The Company valued its auction rate security using unobservable inputs (Level 3). The Company utilized the income approach applying assumptions for interest rates using current market trends and an estimated term based on expectations from brokers for liquidity in the market and redemption periods agreed to by other broker-dealers.  The Company also applied an adjustment for the lack of liquidity to the value determined by the income approach utilizing a put option model. As a result of the valuation assessment, $5,000 of unrealized loss was recorded on the Company’s auction rate securities classified as available-for-sale for the three and six months ended June 30, 2011.

6.              4.75% Convertible Senior Notes due 2016

     In May 2011, the Company completed the sale of $80.5 million aggregate principal amount of 4.75% Convertible Senior Notes due in 2016 (the “Senior Notes”) pursuant to an indenture between the Company and Wells Fargo Bank N.A., as trustee (the “Indenture”). Interest is payable on June 1 and December 1 of each year beginning on December 1, 2011 until the maturity date of June 1, 2016 unless the Senior Notes are converted, redeemed or repurchased earlier. The Company received net proceeds of approximately $77.4 million from the sale of the Senior Notes, net of fees and expenses of $3.1 million. The debt issuance costs are being amortized to interest expense over the life of the Senior Notes. The Company used $14.4 million of the net proceeds of the offering to repurchase 2,338,797 shares of the common stock at $6.17 per share from certain purchasers of the notes through privately negotiated transactions and the remainder of the net proceeds of the offering for general corporate purposes, which may include potential acquisitions of complementary businesses, technology or products. The Senior Notes are senior unsecured obligations of the Company. The repurchased shares are recorded as treasury stock offsetting additional paid-in capital (APIC) in the condensed consolidated balance sheets.

The Senior Notes contain an optional redemption feature allowing the Company at any time after June 6, 2014 to redeem for cash all or part of the Senior Notes if the last reported sale price per share of common stock (as defined below) has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period ending within five trading days prior to the date on which the Company provides notice of redemption. The redemption price will equal 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest, if any.

Holders may convert the Senior Notes into common stock of the Company at any time at the conversion rate of 129.6596 shares of common stock per $1,000 principal amount, subject to certain adjustments. Holders who convert their notes in connection with a “make-whole fundamental change” as defined in the Indenture are entitled, under certain circumstances, to an increase in the conversion rate for notes surrendered for conversion in connection with such make-whole fundamental change. Upon conversion, the Company will satisfy its conversion obligations by delivering shares of common stock.

7.              Commitments and Contingencies

The Company is from time to time a party to various litigation matters and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters is likely to have a material adverse effect on the Company’s future financial results.

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case in the period they become known. At June 30, 2011, the Company has not recorded any such liabilities in accordance with accounting for contingencies. The Company believes that it has valid defenses with respect to the legal matters pending against the Company, and that the probability of a loss under such matters is remote.

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

The Company’s product license and on-demand agreements typically include a limited indemnification provision for claims by third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. To date, the Company has not incurred, does not anticipate incurring and therefore has not accrued for, any costs related to such indemnification provisions.

8.              Segment, Geographic and Customer Information

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

The following table summarizes revenues for the three and six months ended June 30, 2011 and 2010 by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Americas	$16,547	$15,561	$32,823	$30,100
EMEA	2,534	1,100	5,572	2,563
Asia Pacific and Latin America	1,274	479	1,771	638
	$20,355	$17,140	$40,166	$33,301

Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

For the three and six months ended June 30, 2011 and 2010, one customer accounted for more than 10% of the Company’s total revenues.

9.              Comprehensive Loss

Comprehensive loss is the total of net loss, unrealized gains and losses on investments and foreign currency translation adjustments. Unrealized gains and losses on investments and foreign currency translation adjustment amounts are excluded from net loss and are reported in other comprehensive loss in the accompanying condensed consolidated financial statements.

The following table sets forth the components of comprehensive loss for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(4,733)	$(3,748)	$(7,171)	$(9,699)
Other comprehensive loss:
Change in unrealized loss on investments, net	(27)	(52)	(25)	(57)
Change in cumulative translation adjustments	(2)	(15)	26	(100)

Comprehensive loss	$(4,762)	$(3,815)	$(7,170)	$(9,856)

10.       Stock-based Compensation

Expense Summary

The table below sets forth a summary of stock-based compensation expenses for the three and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Stock-based compensation:
Options	$410	$539	$705	$954
Restricted Stock Units	3,178	1,087	5,239	1,885
ESPP	90	149	96	212
Actek Acquisition Compensation	—	126	43	203

Total stock-based compensation	$3,678	$1,901	$6,083	$3,254

As of June 30, 2011, there was $1.5 million, $16.5 million and $0.2 million of total unrecognized compensation expense related to stock options, restricted stock units and the ESPP, respectively. This expense related to stock options, restricted stock units and the ESPP is expected to be recognized over a weighted average period of 2.17 years, 1.73 years and 0.62 years, respectively.

The table below sets forth the functional classification of stock-based compensation expense for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Stock-based compensation:
Cost of recurring revenues	$1,037	$113	$1,791	$237
Cost of services revenues	362	201	685	442
Sales and marketing	452	307	820	579
Research and development	363	249	724	468
General and administrative	1,464	1,031	2,063	1,528

Total stock-based compensation	$3,678	$1,901	$6,083	$3,254

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Stock Option Plans
Expected life (in years)	2.50	2.50 to 3.50	2.50 to 3.50	2.50 to 3.50
Risk-free interest rate	0.50%	0.88% to 1.38%	0.50% to 1.12%	0.88% to 1.52%
Volatility	60%	68% to 76%	60% to 68%	67% to 76%
Dividend Yield	—	—	—	—

Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.50 to 1.00	0.50 to 1.00	0.50 to 1.00
Risk-free interest rate	0.16% to 0.29%	0.18% to 0.34%	0.16% to 0.29%	0.18% to 0.34%
Volatility	39%	49% to 60%	39%	49% to 60%
Dividend Yield	—	—	—	—

11.       Related Party Transactions

In January 2010, Callidus entered into an operating lease agreement with K.L. Properties LLC for its office space.  Farley Lavett, who was appointed as the Company’s Vice President of Insurance, in January 2010 in connection with the acquisition of Actek, is also President of K.L. Properties LLC.  The Company incurred rent expense for the office space owned by K.L. Properties of approximately $78,000 for the first six months of fiscal 2011. This lease was assumed as part of the Actek acquisition in January 2010 and was determined to be a below market or favorable lease as of the acquisition date.

12.       Subsequent Events

On July 5, 2011, the Company acquired iCentera, Inc. a US based SaaS provider of sales enablement software for approximately $7.9 million. The Company paid $5.3 million in cash at closing with the balance subject to performance and indemnity holdbacks. The Company has not completed the accounting for the acquisition of iCentera.

Acquisition related expenses primarily consist of direct transaction costs such as professional service fees. For the six months ended June 30, 2011, the Company incurred a total of $80,000 acquisition-related expenses associated with the iCentera acquisition.  These direct transaction costs were recorded as expenses in the Company’s condensed consolidated statements of operations.

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

Overview of the Results for the Three and Six Months Ended June 30, 2011

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

Recurring Revenue Growth

During the second quarter of 2011 we grew our recurring revenues to a record level of $15.4 million, an increase of $2.1 million, or 16% from the same period of the prior year, and an increase of $0.6 million, or 4% sequentially. We grew our on-demand subscription and term-based license revenues in the second quarter of 2011 by $2.5 million, or 30% to $10.8 million, compared to $8.3 million in the second quarter of 2010, and by 8% from $10.0 million in the first quarter of 2011. As a percentage of total revenues, recurring revenues accounted for 75% and 77% for the three months ended June 30, 2011 and June 30, 2010, respectively. We expect recurring revenues to run at approximately 75% of total revenues through 2011.Total revenues for the first six months of 2011 were $40.2 million, an increase of $6.9 million or 21% over the same period of the prior year. We now have reported six consecutive quarters of revenue growth including the second quarter of 2011.

Customer attrition remains low as our retention rates for our Software-as-a-Service (SaaS) offering and legacy on-premise customers remain above 90% into 2011.  We believe our retention rates are on the high end of industry standards for a recurring revenue business and are a testament to the quality of service we provide and the quality of our customer base.

Non-GAAP Operating Profit

As a result of higher gross profits and a continued focus on cost control we have maintained our trend of non-GAAP operating profit. Our non-GAAP operating profit for the second quarter was $0.3 million and on a year-to-date basis we have recorded $1.0 million in non-GAAP operating profit compared to a non-GAAP operating loss of $5.3 million for the same period last year. Please see GAAP to non-GAAP operating profitability reconciliation below.

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

We do not consider such non-GAAP financial measures in isolation or as an alternative to such measures determined in accordance with GAAP.  The principal limitation of such non-GAAP financial measures is that they exclude significant expenses that are required by GAAP to be recorded.  In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which charges are excluded from the non-GAAP financial measures. Our presentation of non-GAAP operating results excludes stock-based compensation, restructuring expenses, amortization of acquired intangible assets, impairment of an acquired intangible asset, patent litigation costs and costs associated with acquisition-related transactions.

In order to compensate for these limitations, we present our non-GAAP financial measures in combination with our GAAP results.  We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

Continued Non-GAAP Profitability

	Three Months Ended
	March 31, 2010	June 30, 2010	September 31, 2010	December 31, 2010	March 31, 2011	June 30, 2011
	(In thousands)
GAAP loss from operations	$(6,509)	$(3,610)	$(1,615)	$(1,466)	$(2,407)	$(4,123)
Exclude:
Stock-based compensation expenses	1,354	1,901	1,401	1,446	2,404	3,678
Restructuring expenses	719	451	450	35	39	(2)
Amortization of acquired intangible assets	157	159	157	157	189	255
Impairment of an acquired intangible asset	—	—	—	160	—	—
Patent Litigation Costs	—	—	24	94	301	278
Acquisition related expenses and compensation	122	—	—	—	146	237

Non-GAAP income (loss) from operations	$(4,157)	$(1,099)	$417	$426	$672	$323

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

Patent litigation costs. Patent litigation costs consist of legal expenses incurred by the Company in response to litigation of alleged patent infringements.

Acquisition-related transaction costs. Acquisition-related transaction costs consists of legal expenses, earn-out recognized as compensation for previous owners’ continued employment with the Company, other professional service costs, and acquisition related travel expenses.

Other Business Highlights

On June 10, 2011, we completed and acquisition of Litmos Limited, a New Zealand corporation, who is a leading provider of SaaS based learning management solutions. Under the terms of the agreement, we paid $2.6 million in cash. In addition, we may pay up to $600,000 in cash on the one year anniversary of the transaction, subject to certain terms and conditions.

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

Refer to Note 2 of our Notes to Condensed Consolidated Financial Statements for further information regarding these 2011 acquisitions.

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

Historically, a substantial portion of our revenues has been derived from sales of our products and services to customers in the financial and insurance industries. Consolidations and business failures in these industries could result in substantially reduced demand for our products and services. In addition, future disruptions in these industries and international financial crises may cause potential customers to defer or cancel future purchases of our products and services as they seek to conserve resources in the face of economic turmoil. Any of these developments, or the combination of these developments, may materially and adversely affect our revenues, operating results and financial condition in future periods.

We remain committed to sustaining the profitable growth we achieved on a non-GAAP basis initially in the second half of 2010 which has continued into the first half of 2011. However, we will need to continue to execute on a number of our key operating initiatives to ensure attainment of this goal, including adding new customers and retaining existing customers, continuing to improve recurring revenues and services revenues margins and prudent management of operating expenses. Many of the factors affecting our ability to succeed in these initiatives are wholly or partially beyond our control. If our efforts prove insufficient or ineffective or result in unanticipated disruption to our business, our ability to sustain profitability may be materially impaired.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts and service remediation reserve, stock-based compensation, the valuation of intangible assets acquired through business combinations, goodwill impairment, long-lived asset impairment, and income taxes have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. It is also noted that we noted no indications of impairment of goodwill in our reporting unit as of June 30, 2011.

As described above in Note 1 to the Notes to our Condensed Consolidated Financial Statements within “Revenue Recognition,” the Company adopted the accounting standards for multiple element revenue arrangements within ASU 2009-13 for applicable arrangements entered into or materially modified after January 1, 2011.  There were no other significant changes in our critical accounting policies and estimates during the three or six months ended June 30, 2011 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

See Note 1 of our Notes to Condensed Consolidated Financial Statements for information regarding the effect of newly adopted accounting pronouncements on our financial statements.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2011 and 2010

Revenues, Cost of Revenues and Gross Profit

The table below sets forth the changes in revenues, cost of revenues and gross profit for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 (in thousands, except for percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2011	Revenues	2010	Revenues	(Decrease)	Year

Revenues:
Recurring	$15,350	75%	$13,265	78%	$2,085	16%
Services	4,173	21%	3,488	20%	685	20%
License	832	4%	387	2%	445	115%

Total revenues	$20,355	100%	$17,140	100%	$3,215	19%

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Related	June 30,	of Related	Increase	Year over
	2011	Revenues	2010	Revenues	(Decrease)	Year

Cost of revenues:
Recurring	$8,451	55%	$6,120	46%	$2,331	38%
Services	3,908	94%	4,045	116%	(137)	(3)%
License	71	9%	87	22%	(16)	(18)%

Total cost of revenues	$12,430	61%	$10,252	60%	$2,178	21%

Gross profit:
Recurring	$6,899	45%	$7,145	54%	$(246)	(3)%
Services	265	6%	(557)	(16)%	822	(148)%
License	761	91%	300	78%	461	154%

Total gross profit	$7,925	39%	$6,888	40%	$1,037	15%

	Six		Six
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2011	Revenues	2010	Revenues	(Decrease)	Year

Revenues:
Recurring	$30,052	75%	$25,551	77%	$4,501	18%
Services	8,552	21%	7,134	21%	1,418	20%
License	1,562	4%	616	2%	946	154%

Total revenues	$40,166	100%	$33,301	100%	$6,865	21%

	Six		Six
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Related	June 30,	of Related	Increase	Year over
	2011	Revenues	2010	Revenues	(Decrease)	Year

Cost of revenues:
Recurring	$16,374	54%	$12,535	49%	$3,839	31%
Services	7,854	92%	8,457	119%	(603)	(7)%
License	161	10%	197	32%	(36)	(18)%

Total cost of revenues	$24,389	61%	$21,189	64%	$3,200	15%

Gross profit:
Recurring	$13,678	46%	$13,016	51%	$662	5%
Services	698	8%	(1,323)	(19)%	2,021	(153)%
License	1,401	90%	419	68%	982	234%

Total gross profit	$15,777	39%	$12,112	36%	$3,665	30%

The table below sets forth the changes in revenues, cost of revenues and gross profit for the three months ended June 30, 2011 compared to the three months ended March 31, 2011 (in thousands, except for percentage data):

	Three		Three
	Months		Months		Quarter to	Percentage
	Ended	Percentage	Ended	Percentage	Quarter	Change
	June 30,	of Total	March 31,	of Total	Increase	Quarter over
	2011	Revenues	2011	Revenues	(Decrease)	Quarter

Revenues:
Recurring	$15,350	75%	$14,703	74%	$647	4%
Services	4,173	21%	4,379	22%	(206)	(5)%
License	832	4%	729	4%	103	14%

Total revenues	$20,355	100%	$19,811	100%	$544	3%

	Three		Three
	Months		Months		Quarter to	Percentage
	Ended	Percentage	Ended	Percentage	Quarter	Change
	June 30,	of Related	March 31,	of Related	Increase	Quarter over
	2011	Revenues	2011	Revenues	(Decrease)	Quarter

Cost of revenues:
Recurring	$8,451	55%	$7,922	54%	$529	7%
Services	3,908	94%	3,946	90%	(38)	(1)%
License	71	9%	91	12%	(20)	(22)%

Total cost of revenues	$12,430	61%	$11,959	60%	$471	4%

Gross profit:
Recurring	$6,899	45%	$6,781	46%	$118	2%
Services	265	6%	433	10%	(168)	(39)%
License	761	91%	638	88%	123	19%

Total gross profit	$7,925	39%	$7,852	40%	$73	1%

Revenues

Total Revenues. Total second quarter revenues were $20.4 million, up 19% from the same period last year. Total revenues for the six months ended June 30, 2011 were $40.2 million, up 21% from prior year. Compared to the second quarter of 2010, the increase in the second quarter of 2011 was due to higher volume of recurring revenue generated by on-demand arrangements and time-based on-premise licenses.  The increase was expected as the result of the transition of our business model which was essentially completed in 2010.

Recurring Revenues. Recurring revenues increased by $2.1 million, or 16%, in the three months ended June 30, 2011 compared to the same period last year. Recurring revenues increased by $4.5 million, or 18%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increases were primarily due to the growth in our on-demand subscription revenues and our time-based term licenses, which together were up 30% compared to the three months ended June 30, 2010. Maintenance revenues associated with perpetual licenses decreased by $0.4 million in the three months ended June 30, 2011, primarily due to a number of on-premise customers converting to our on-demand service as well as a small amount of expected attrition from legacy on-premise customers.

On a sequential basis, recurring revenues increased approximately $0.6 million, or 4%, compared to the first quarter of 2011 primarily due to increases in on-demand revenues.

Services Revenues. Services revenues increased by $0.7 million, or 20%, to $4.2 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Services revenues increased by $1.4 million, or 20%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

The increase from the same periods of the prior year was mainly due to higher average billing rate and recognition of revenue upon customer acceptance.

On a sequential basis from the first quarter of 2011, services revenues decreased by $0.2 million, or 5% due to a decrease in utilization.

License Revenues. In the three and six months ended June 30, 2011, perpetual license revenues increased by $0.4 million or 115%, and by $0.9 million, or 154%, compared to the three and six months ended June 30, 2010.  This increase resulted from follow-on license sales to our on-premise installed-base and new license sales from our emerging markets.  We expect these revenues to fluctuate from period to period and in any case, we do not expect perpetual license revenue to return to its historical levels.

Cost of Revenues and Gross Profit

Cost of Recurring Revenues. Cost of recurring revenues increased by $2.3 million, or 38%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Cost of recurring revenues increased by $3.8 million, or 31%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was primarily due to a $2.3 million increase in employee and third-party contractors costs to support the growth in revenue. Also included in this increase is approximately $0.9 million in stock-based compensation expense related to restricted stock unit grants issued for retention purposes at the beginning of the year. The cost of recurring revenues as a percentage of related revenues increased from 46% in the second quarter of 2010 to 55% in the second quarter of 2011. The costs associated with supporting our on-demand offering are generally higher than the maintenance related to our on-premise customers, as we are responsible for the full operation of the software that our customer has contracted for in our hosting facility.

On a sequential basis from the first quarter of 2011, cost of recurring revenues increased by $0.5 million, or 7%, in the second quarter of 2011, primarily due to increase in stock-based compensation of $0.3 million coupled with the increased use of third-party contractors for our business operations business in response to growing customer demand.

Cost of Services Revenues. Cost of services revenues decreased by $0.1 million, or 3%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Cost of services revenues decreased by $0.6 million, or 7%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decreases were primarily attributable to decreases in personnel related costs partially as a result of a restructuring activity in the second half of the prior year partially offset by increases in subcontractor costs. Sequentially, cost of services revenues remained relatively flat compared to the first quarter of 2011.

Cost of License Revenues. Cost of license revenues was essentially flat for the three and six months ended June 30, 2011 compared to the same periods in 2010. On a sequential basis, cost of license revenues remained flat from the first quarter of 2011.

Gross Profit.  Gross profit as a percentage of total revenues remained flat in the three months ended June 30, 2011, both sequentially and when compared to the three months ended June 30, 2010. Gross profit as a percentage of total revenues increased to 39% for the six months ended June 30, 2011 from 36% for six months ended June 30, 2010. The increase from prior year reflects the improvement in our services gross profit and the increase in our license revenues.

Our recurring revenues gross profit decreased from 54% and 51%, in the three and six months ended June 30, 2010, respectively, to 45% and 46% in the same periods in 2011. The decrease is mainly due to increase in cost of recurring revenues noted above. Sequentially, our recurring revenues gross profit remained flat compared to the first quarter of 2011.

Services gross profit was 6% in the three months ended June 30, 2011, up from negative 16% in the same period of 2010. Services gross profit was 8% in the six months ended June 30, 2011, up from negative 19% in the same period of 2010. The improvement reflects restructuring actions taken in the previous year which contributed to higher utilization rates during the current year combined with higher average billing rate, as our broad based services offerings enjoyed strong demand throughout the quarter.  The negative services margin in the 2010 period reflected lower than planned utilization resulting from a delay in projects and a decrease in our average billing rate. Sequentially, services gross margin declined to 6% for the second quarter of 2011 from 10%

for the first quarter, primarily due to decrease in services revenue as a result of a decrease in utilization, while costs of services revenues remained flat.

License gross profit was 91% in the second quarter of 2011, up from 78% in the second quarter of 2010 and 88% in the first quarter of 2011. The increase was mainly due to the different mix of technology currently used in our product. As new perpetual license sales do not use certain third-party technology, these products do not include such costs, resulting in higher margin.

Operating Expenses

The table below sets forth the changes in operating expenses for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, and the three months ended March 31, 2011 (in thousands, except percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2011	Revenues	2010	Revenues	(Decrease)	Year

Operating expenses:
Sales and marketing	$4,931	24%	$3,993	23%	$938	23%
Research and development	2,774	14%	2,427	14%	347	14%
General and administrative	4,345	21%	3,627	21%	718	20%
Restructuring	(2)	(0)%	451	3%	(453)	(100)%

Total operating expenses	$12,048	59%	$10,498	61%	$1,550	15%

	Six		Six
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	June 30,	of Total	June 30,	of Total	Increase	Year over
	2011	Revenues	2010	Revenues	(Decrease)	Year

Operating expenses:
Sales and marketing	$9,145	23%	$8,638	26%	$507	6%
Research and development	5,307	13%	5,564	17%	(257)	(5)%
General and administrative	7,818	19%	6,859	21%	959	14%
Restructuring	37	0%	1,170	4%	(1,133)	(97)%

Total operating expenses	$22,307	56%	$22,231	67%	$76	0%

	Three		Three
	Months		Months		Quarter to	Percentage
	Ended	Percentage	Ended	Percentage	Quarter	Change
	June 30,	of Total	March 31,	of Total	Increase	Quarter over
	2011	Revenues	2011	Revenues	(Decrease)	Quarter

Operating expenses:
Sales and marketing	$4,931	24%	$4,215	21%	$716	17%
Research and development	2,774	14%	2,533	13%	241	10%
General and administrative	4,345	21%	3,472	18%	873	25%
Restructuring	(2)	(0)%	39	0%	(41)	(105)%

Total operating expenses	$12,048	59%	$10,259	52%	$1,789	17%

Sales and Marketing. Sales and marketing expenses increased $0.9 million and $0.5 million, or 23% and 6%, in the three and six months ended June 30, 2011, respectively, compared to the same periods of 2010. The increase was primarily due to increased business travel expenses including the cost of our annual president’s club event, cost related to the ForceLogix acquisition and personnel costs related to employees hired in the second quarter of 2011.

On a sequential basis, sales and marketing expense increased $0.7 million, or 17%, from the prior quarter. The increase was primarily due to increased business travel expenses, expenses related to the sales department’s annual president’s club event in the second quarter of 2011, as well as attendance at two tradeshows, and personnel costs related to headcount increase as a result of acquisitions.

Research and Development. Research and development expenses increased $0.3 million, or 14%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase was mainly due to increased professional fees related to software development projects, personnel cost related to employees hired in the quarter and relocation bonuses. Research and development expenses decreased $0.3 million, or 5%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease was primarily due to $0.6 million decreases in personnel related costs as a result of a 48% reduction in headcount at the end of the first quarter of 2010, associated with our off-shore transition. The decrease was partially offset by the increase in professional fees as we expanded our use of offshore third-party technical services and support and an increase of approximately $0.3 million in stock- based compensation.  We intend to continue to invest significantly in our research and development efforts because we believe these efforts are essential to maintaining our competitive position.

On a sequential basis, research and development expense increased $0.2 million, or 10%, as compared to the prior quarter. The increase was primarily due to increased professional fees related to software development projects as well as personnel cost related to employees hired in the quarter.

General and Administrative. General and administrative expenses increased $0.7 million, or 19%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. General and administrative expenses increased $0.9 million, or 14%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase was primarily due to $0.5 million increase in stock-based compensation expenses related to restricted stock unit grants issued for retention purposes at the beginning of the year. The increase was also related to increased professional fees, particularly legal fees related to our acquisitions and patent litigation in the first half of 2011, and relocation bonuses.

On a sequential basis, general and administrative expenses increased $0.9 million, or 25%, compared to the prior quarter. The increase was primarily a result of annual option and restricted stock unit grants to the board members during the quarter.

Restructuring. The Company incurred restructuring credits of $2,000 and restructuring charges of $37,000 in the three and six months ended June 30, 2011 compared to restructuring charges of $0.5 million and $1.2 million for the same periods of 2010, respectively. The decrease in restructuring charges is mainly due to the Company having substantially completed its restructuring programs in 2011.

Stock-Based Compensation

The following table sets forth a summary of our stock-based compensation expenses for the three and six months ended June 30, 2011 compared to the three months ended June 30, 2010 and December 31, 2010 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year over
	2011	2010	(Decrease)	Year

Stock-based compensation:
Cost of recurring revenues	$1,037	$113	$924	818%
Cost of services revenues	362	201	161	80%
Sales and marketing	452	307	145	47%
Research and development	363	249	114	46%
General and administrative	1,464	1,031	433	42%

Total stock-based compensation	$3,678	$1,901	$1,777	93%

	Six	Six
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year over
	2011	2010	(Decrease)	Year

Stock-based compensation:
Cost of recurring revenues	$1,791	$237	$1,554	656%
Cost of services revenues	685	442	243	55%
Sales and marketing	820	579	241	42%
Research and development	724	468	256	55%
General and administrative	2,063	1,528	535	35%

Total stock-based compensation	$6,083	$3,254	$2,829	87%

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	June 30,	March 31,	Increase	Year over
	2011	2011	(Decrease)	Year

Stock-based compensation:
Cost of recurring revenues	$1,037	$755	$282	37%
Cost of services revenues	362	323	39	12%
Sales and marketing	452	367	85	23%
Research and development	363	360	3	1%
General and administrative	1,464	599	865	144%

Total stock-based compensation	$3,678	$2,404	$1,274	53%

Total stock-based compensation expenses increased $1.8 million, or 93%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Total stock-based compensation expenses increased $2.8 million, or 87%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase was primarily due to grants of restricted stock units during the first half of 2011 and the significant increase in the Company’s stock price from 2010 to 2011. These grants have resulted in higher period expenses in 2011. The restricted stock units granted were for retention purposes given a salary freeze instituted initially in 2010. On a sequential basis, stock-based compensation increased $1.3 million, reflecting the full quarter impact of expense related to the restricted stock units granted during the first quarter of 2011, as well as annual option and restricted stock unit grants to the board members during the second quarter of 2011.

Other Items

The table below sets forth the changes in other items for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 and December 31, 2010 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year over
	2011	2010	(Decrease)	Year

Interest and other expense, net	$(491)	$(100)	$(391)	391%

Provision (benefit) for income taxes	$119	$38	$81	213%

	Six	Six
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	June 30,	June 30,	Increase	Year over
	2011	2010	(Decrease)	Year

Interest and other expense, net	$(442)	$(94)	$(348)	370%

Provision (benefit) for income taxes	$199	$(514)	$713	(139)%

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	June 30,	March 31,	Increase	Year over
	2011	2011	(Decrease)	Year

Interest and other expense, net	$(491)	$49	$(540)	(1,102)%

Provision (benefit) for income taxes	$119	$80	$39	49%

Interest and Other Expense

Interest and other expense increased by $0.4 million and $0.3 million in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. This was mainly due to interest expenses related to our convertible senior notes issued in the second quarter of the year. We expect interest expenses related to the convertible senior notes to be approximately $1.0 million in the next quarter. Please refer to Note 6 of our Notes to Condensed Consolidated Financial Statements above for details.

Provision (benefit) for Income Taxes

The tax provision of $199,000 in the six months ended June 30, 2011 was mainly due to withholding taxes, recognition of deferred tax liabilities related to intangible assets and income taxes related to our foreign operations. The tax benefit in the six months ended June 30, 2010 was mainly due to the release of a valuation allowance on the Company's deferred tax assets of $0.6 million related to the intangible assets acquired in the acquisition of Actek, partially offset by a $0.1 million provision for income taxes in the six months ended June 30, 2010.

Provision for income taxes was $119,000 in the three months ended June 30, 2011 compared to a tax provision of $38,000 in the three months ended June 30, 2010 and a tax provision of $80,000 in the three months ended March 31, 2011. The tax provision for the three months ended June 30, 2011 and the three months ended March 31, 2011 was mainly due to withholding taxes, recognition of deferred tax liabilities related to intangible assets and income taxes related to our foreign operations. The tax provision in the second quarter of 2010 was primarily due to income taxes related to our foreign operations.

Liquidity and Capital Resources

As of June 30, 2011, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $89.7 million and accounts receivable of $18.2 million.

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2011	2010

Net cash provided by (used in):
Operating activities	$1,558	$285
Investing activities	(31,476)	965
Financing activities	65,573	(265)

Net Cash Provided by (Used in) Operating Activities.  Net cash provided by operating activities was $1.6 million for the six months ended June 30, 2011 compared to net cash provided by operating activities of $0.3 million for the six months ended June 30, 2010. The $1.3 million increase in operating cash flow for the first six months of 2011 compared to the same period of 2010 was primarily due to $3.3 million increase in cash collections, cost reductions which resulted in a $1.1 million decrease in facilities-related costs, a $0.9 million decrease in restructuring payments and a $0.8 million decrease in payroll-related costs due to lower headcount, partially offset by a net $4.8 million increase in professional service costs,  third party royalty payments and other expenses.

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $31.5 million for the six months ended June 30, 2011 compared to net cash provided by investing activities of $1.0 million for the six months ended June 30, 2010. Net cash used in investing activities during the six months ended June 30, 2011 was attributable to purchases of marketable investments of $33.6 million, payment made for the ForceLogix, Salesforce Assessments and Litmos acquisitions of $5.9 million, purchases of property and equipment of $1.0 million, and payments made to acquire certain intangible assets of $1.1 million. These payments were partially offset by proceeds from maturities and sales of investments of $10.1 million.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $65.6 million for the six months ended June 30, 2011 compared to net cash used in financing activities of $0.3 million for the six months ended June 30, 2010. Net cash provided by financing activities during the six months ended June 30, 2011 was due to $77.4 million of net cash received from the issuance of convertible debt, net of issuance costs, as well as the exercise of stock options and shares purchased under our employee stock purchase plan of $4.5 million, partially offset by the repurchase of our common stock of $14.4 million, payment of $0.6 million for cash contingent consideration related to the Actek acquisition, cash used to repurchase common stock from employees for payment of taxes of $0.7 million on vesting of restricted stock units and principle payment of $0.6 million under our capital leases.

Auction Rate Securities

See Note 5 of our Notes to Condensed Consolidated Financial Statements for information regarding our auction rate securities.

Contractual Obligations and Commitments

We relocated our headquarters to Pleasanton, California in August 2010. The annual rental expense is approximately $0.7 million under our Pleasanton lease, which expires in July 2017.

For our New York, New York and Pleasanton, California offices, we have two certificates of deposit totaling approximately $678,000 as of June 30, 2011. These certificates of deposit were pledged as collateral to secure letters of credit required by our landlords for security deposits.

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

The Company entered into a non-cancellable agreement with a third party vendor to subscribe to an Enterprise Resource Planning software for a period of 3 years from May 2011. The agreement will allow the company to use the software for internal accounting and operational purposes. The future payments that are due under the contract as of June 30, 2011 are approximately $256,000 in 2012 and $273,000 in 2013. For information on existing unconditional purchase commitments, please refer to the 2010 Form 10-K.

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

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future as a result of changes in interest rates. At June 30, 2011, the average maturity of our investments was approximately 13 months, and all investment securities other than the one remaining auction rate security had maturities of less than 24 months. The following table presents certain information about our financial instruments except for auction rate securities at June 30, 2011 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity		Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value

Available-for-sale securities	$21,270	$19,820	$41,090	$41,068
Weighted average interest rate	0.28%	0.43%

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments.

In May 2011, we issued $80.5 million aggregate principal amount of 4.75% convertible senior notes due in 2016 (the “Notes”). Our Notes have a fixed annual interest rate of 4.75% and therefore we do not have an economic interest rate exposure on the Notes. For further information, please refer to Note 6 of our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risk. Our revenues and expenses, except those related to our non-United States operations, are generally denominated in United States dollars. For the three and six months ended June 30, 2011, approximately 14% and 15%, respectively, of our total revenues were denominated in foreign currency. At June 30, 2011, approximately 23% of our total accounts receivable was denominated in foreign currency.  Our exchange risks and foreign exchange losses have been minimal to date. We expect to continue to transact a majority of our business in U.S. dollars.

Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency transactions. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

As of June 30, 2011, we had no outstanding foreign currency forward exchange contracts.

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

In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our transition to a recurring revenue model resulted in non-GAAP quarterly operating profits in the third and fourth quarters of 2010 and first and second quarters of 2011.  In 2010, the profits were insufficient to offset losses in the first half of the year. Consequently, we incurred net losses of $12.7 million in 2010, which follows net losses of $18.0 million and $13.8 million in 2009 and 2008, respectively. Additionally, as part of our transition, revenues from perpetual licenses and professional services have declined significantly, and we do not expect revenues from either to return to historical levels. Furthermore, as a result of the transition to a recurring revenue model and in the face of challenging macro-economic conditions, our revenue decreased by 13% from 2009 to 2010. To maintain our recent non-GAAP profitability, we must further increase our total revenues, principally by growing our recurring revenue offerings by entering into more or larger transactions and maintaining or reducing the rate of existing customer cancellations. This is particularly important in light of increased operating expenses in the second quarter of 2011 associated with litigation and other matters. As an example of ways to increase our recurring revenue, beginning in the second half of 2009 we began to offer time-

based term licenses of our software applications to those customers that are only interested in solutions available for use on their premises. While we have closed a number of time-based term license transactions since its introduction, there is no assurance that this new licensing structure or others will be well received by the customers in our target markets or result in substantial growth of our recurring revenues. If we cannot increase our recurring revenue, our future results of operations and financial condition will be adversely affected and we may be unable to maintain profitability.

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

Although our revenue is primarily focused on recurring revenues, we anticipate continuing perpetual license revenue business, particularly with international customers. Some perpetual license revenue is difficult to forecast and is likely to fluctuate, sometimes significantly, from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. We expect that our ongoing focus on our on-demand business will result in lower revenues from perpetual licenses and decreased customer expenditures on professional services over historical levels. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as definitive indicators of future performance.

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

From time to time, we receive claims that our products, services offerings or business infringe or misappropriate the intellectual property rights of third parties and our competitors or other third parties may challenge the validity or scope of our intellectual property rights. For example, in September 2010, Versata Software, Inc. and Clear Technology, Inc. filed suit against us in the United States District Court in Delaware. The suit alleges that our products, including TrueComp, TrueMBO and TrueQuota, infringe two U.S. Patents, Nos. 6,862,573 and 7,110,998. We believe that the claims are without merit and intend to vigorously defend against these claims.   We believe that claims of infringement are likely to increase as the functionality of our products and services expand and as new products and services are introduced. Claims may also be made relating to technology that we acquire or license from third parties. Any claims of infringement, regardless of the merit of such claims or our defenses, could:

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

Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. For example, we were unable to timely file our Annual Report on Form 10-K for the year-ended December 31, 2010 primarily as a result of performing additional analyses and reviews of our internal control over financial reporting. These additional procedures were required because we did not receive a Statement on Auditing Standards No. 70 (SAS 70) attestation report from one of our third party service providers prior to our filing deadline. Although we have used their software application and received SAS 70 attestation reports from this service provider for the last four years, after their acquisition in 2010 by another vendor, their process to obtain a SAS 70 Certification for 2011 was not timely commenced to allow completion prior to the filing deadline for our Annual Report on Form 10-K. As a result, we were unable to rely on their internal control environment as it relates to our use of their professional services automation service and we were unable to complete our additional testing to timely file our Annual Report on Form 10-K. Because we did not receive the attestation report and were unable to rely on their internal control environment, we concluded that this control deficiency represented a significant deficiency in our internal control over financial reporting. The Company has implemented additional measures to monitor the timely receipt of SAS 70 reports from all of our service providers. However we will continue to be dependent on our service providers to provide their SAS 70 reports on a timely basis. If we experience a significant deficiency, material weakness or any other delay in the implementation of, or disruption in the transition to, new or enhanced system, procedures or controls, our ability to accurately forecast sales demand, manage our system integrators and other third-party service vendors and record and report financial and management information on a timely and accurate basis could be impaired.

RISKS RELATED TO OUR STOCK

Future sales of substantial amounts of our common stock, including securities convertible into or exchangeable for shares of our common stock, by us or our existing stockholders could cause our stock price to fall.

We are not restricted from issuing additional shares of our common stock, including securities convertible into or exchangeable for, or that represent the right to receive, shares of our common stock.  For instance, in the second quarter of 2011 we issued $80,500,000 in aggregate principal amount of convertible senior notes (the “Notes”) pursuant to an indenture between us and Wells Fargo Bank, N.A., as trustee (the “Indenture”).  The Notes are convertible into shares of our common stock at a conversion rate, subject to adjustment upon certain events, of 129.6596 shares of common stock per $1,000 principal (equivalent to a conversion price of approximately $7.71 per share of our common stock).

The issuance of additional shares of our common stock upon conversion of the Notes or other issuances of shares of our common stock or convertible securities, including outstanding options and warrants, will dilute the ownership interest of our shareholders and could adversely affect the market price of our common stock.  We cannot predict the effect that future sales of shares of our common stock or other equity-related securities would have on the market price of our common stock.

The market price of our common stock could also be affected by possible sales of shares of our common stock by investors who view the Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity that may develop involving shares of our common stock as a result of the offering in connection with the Notes.

In addition, sales by existing stockholders of a large number of shares of our common stock in the public trading market (or in private transactions) including sales by our executive officers, directors or institutional investors, or the perception that such additional sales could occur, could cause the market price of our common stock to drop.

We have increased our indebtedness.

As a result of the May 2011 Notes issuance, we incurred $80.5 million principal amount of new indebtedness that we may be required to repurchase at maturity in 2016 or upon the occurrence of certain fundamental changes, as defined in the Indenture.  This indebtedness could, among other things:

•             make it difficult for us to pay other obligations;

•             make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•             require us to dedicate a substantial portion of our cash flow from operations to service the indebtedness, thereby reducing the amount of cash flow available for other purposes; and

•             limit our flexibility in planning for and reacting to changes in our business.

Further, if we are required to repurchase the Notes outstanding, or if a default under the Indenture results in acceleration of the maturity or payment obligations of the Notes or our other current or future obligations, we may not have sufficient funds to repurchase the Notes, repay our indebtedness or pay our other obligations, which could materially adversely impact our continuing operations and cause a decline in the price of our stock.

Provisions in our charter documents, our stockholder rights plan, Delaware law and the Indenture may delay or prevent an acquisition of our company.

Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms, which means that replacing a majority of our directors would require at least two annual meetings. A potential acquirer would also be required to provide advance notice of its proposal to replace directors at any annual meeting, and would not be able to cumulate votes at a meeting, which would require such potential acquirer to hold more shares to gain representation on the board of directors than if cumulative voting were permitted. In addition, we are a party to a stockholder rights agreement, which effectively prohibits a person from acquiring more than 15% (subject to certain exceptions) of our common stock without the approval of our board of directors. Furthermore, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. All of these factors make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders. Our board of directors could choose not to negotiate with a potential acquirer that it does not believe is in our strategic interests. If a potential acquirer is discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by these or other measures, under certain circumstances, this could reduce the market price of our common stock.

In addition, certain provisions of the Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of a fundamental change as defined in the Indenture, subject to certain conditions, holders of the Notes will have the right, at their option, to require us to purchase for cash all or any portion of the Notes with a principal amount equal to $1,000 or an integral multiple of $1,000 in excess thereof.  We may also be required, under certain circumstances, to increase the conversion rate for the Notes if a holder elects to convert its Notes in connection with a make-whole fundamental change as defined in the Indenture.

Item 2. Unregistered Sales of Equity Securities

On May 23, 2011, we issued $80,500,000 principal amount of the Notes in a private offering to Morgan Stanley & Co., LLC (formerly Morgan Stanley & Co. Incorporated), Roth Capital Partners, LLC, Northland Capital Markets and Wedbush Securities Inc. (collectively, the “Initial Purchasers”) pursuant to an indenture, dated as such date of issue (the “Indenture”), by and between us and Wells Fargo Bank, N.A., as trustee. The Notes bear interest at a rate of 4.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011. The Notes mature on June 1, 2016, unless earlier converted, redeemed or repurchased.

The description of the Notes and the Indenture contained in this Quarterly Report on Form 10-Q is qualified in its entirety by reference to the complete text of the Indenture, a copy of which is filed herewith as Exhibit 4.1.

In connection with the Notes offering, we relied on the exemption from registration afforded by Section 4(2) of the Securities Act or Rule 506 promulgated thereunder. We relied on this exemption from registration based in part on representations made by the Initial Purchasers. The Notes and the shares of common stock issuable upon conversion of the Notes have not been and will not be registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

We received net proceeds of approximately $77.4 million from the sale of the Notes, net of fees and expenses of $3.1 million.

Item 2E. Issuer Stock Repurchase

In connection with our Notes offering, we used approximately $14.4 million of the net proceeds to repurchase shares of our common stock from purchasers of the Notes in privately negotiated transactions effected through Morgan Stanley & Co., LLC.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 ~ May 31, 2011	2,338,797	$6.17	2,338,797	—

On May 17, 2011, a committee of the Board of Directors authorized a stock repurchase to be effected concurrently with the Senior Notes offering for the amounts indicated in the table. The stock repurchase was completed on May 23, concurrent with the closing of the Senior Notes offering.

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description

4.1

 Indenture dated as of May 23, 2011 between Callidus Software Inc. and Wells Fargo, N.A, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on May 23, 2011)

4.2	Form of 4.25% Convertible Senior Note due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on May 23, 2011)
10.28	Offer Letter with Cindy Eppard dated June 24, 2011
31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements

Availability of this Report

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug 5, 2011.

CALLIDUS SOFTWARE INC.

By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer,
Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

Exhibit
Number	Description

4.1

 Indenture dated as of May 23, 2011 between Callidus Software Inc. and Wells Fargo, N.A, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on May 23, 2011)

4.2	Form of 4.25% Convertible Senior Note due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on May 23, 2011)
10.28	Offer Letter with Cindy Eppard dated June 24, 2011
31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements