Form 10-Q
period 2011-09-30
CALLIDUS SOFTWARE INC
filed 2011-11-07
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 32,600,071 shares of the registrant’s common stock, par value $0.001, outstanding on November 1, 2011, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$16,153	$12,830
Short-term investments	43,396	17,873
Accounts receivable, net of allowances of $260 in 2011 and $398 in 2010	20,742	19,908
Prepaid and other current assets	5,594	4,441
Total current assets	85,885	55,052
Long-term investments	—	787
Property and equipment, net	6,969	8,016
Goodwill	17,986	8,031
Intangible assets, net	11,023	4,274
Deferred income taxes, noncurrent	1,617	1,645
Deposits and other assets	4,184	2,000
Total assets	$127,664	$79,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,435	$3,299
Accrued payroll and related expenses	3,170	2,859
Accrued expenses	9,123	6,169
Deferred income taxes	1,691	1,691
Deferred revenue	28,231	28,417
Capital lease obligations, short-term	1,164	1,119
Total current liabilities	45,814	43,554
Long-term deferred revenue	4,009	4,388
Long-term deferred income taxes	383	—
Other liabilities	1,361	1,619
Capital lease obligations, long-term	1,221	2,162
Convertible notes	59,500	—
Total liabilities	112,288	51,723

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 34,920 and 32,624 shares issued and 32,581 and 32,624 shares outstanding at September 30, 2011 and December 31, 2010, respectively	33	31
Additional paid-in capital	235,633	222,363
Treasury stock; 2,339 and no shares, at cost	(14,430)	—
Accumulated other comprehensive income (loss)	96	(98)
Accumulated deficit	(205,956)	(194,214)
Total stockholders’ equity	15,376	28,082
Total liabilities and stockholders’ equity	$127,664	$79,805

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Recurring	$16,015	$13,231	$46,067	$38,783
Services	4,032	3,600	12,584	10,734
License	1,012	1,638	2,574	2,254
Total revenues	21,059	18,469	61,225	51,771
Cost of revenues:
Recurring	8,363	6,683	24,860	19,255
Services	3,835	3,306	11,689	11,763
License	102	92	263	290
Total cost of revenues	12,300	10,081	36,812	31,308
Gross profit	8,759	8,388	24,413	20,463

Operating expenses:
Sales and marketing	5,253	3,537	14,303	12,174
Research and development	3,145	2,505	8,416	8,031
General and administrative	4,673	3,511	12,500	10,371
Restructuring	99	450	136	1,620
Total operating expenses	13,170	10,003	35,355	32,196

Operating loss	(4,411)	(1,615)	(10,942)	(11,733)
Interest income and other income (expense), net	(467)	103	(341)	11
Interest expense	(1,075)	(24)	(1,642)	(25)
Gain on extinguishment of convertible notes	904	—	904	—

Loss before provision (benefit) for income taxes	(5,049)	(1,536)	(12,021)	(11,747)
Provision (benefit) for income taxes	(478)	51	(279)	(462)

Net loss	$(4,571)	$(1,587)	$(11,742)	$(11,285)

Net loss per share - basic and diluted
Net loss per share	$(0.14)	$(0.05)	$(0.36)	$(0.36)

Shares used in basic and diluted per share computation	32,327	31,546	32,826	31,267

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(11,742)	$(11,285)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	2,338	1,731
Amortization of intangible assets	2,284	1,916
Provision for doubtful accounts and service remediation reserves	88	137
Stock-based compensation	8,852	4,322
Stock-based compensation related to acquisition	42	333
Revaluation of acquisition contingent consideration	—	63
Release of valuation allowance	—	(614)
Leasehold improvement allowance	—	961
Impairment of investments	375	—
Amortization of convertible notes issuance cost	217	—
Gain on extinguishment of convertible notes	(904)	—
Net amortization on investments	351	166
Put option loss	—	52
Gain on investments	—	(118)
Changes in operating assets and liabilities:
Accounts receivable	(593)	(3,155)
Prepaid and other current assets	1,594	(1,235)
Other assets	(2,923)	(674)
Accounts payable	(302)	46
Accrued expenses	(257)	1,076
Accrued payroll and related expenses	313	(540)
Accrued restructuring	(251)	251
Deferred revenue	(1,648)	6,547
Deferred income taxes	144	128
Net cash (used in) provided by operating activities	(2,022)	108

Cash flows from investing activities:
Purchases of investments	(47,864)	(13,432)
Proceeds from maturities and sale of investments	22,595	19,184
Purchases of property and equipment	(1,827)	(2,632)
Proceeds from disposal of property and equipment	—	19
Purchases of intangible assets	(1,381)	(1,668)
Acquisition, net of cash acquired	(12,237)	(1,922)
Change in restricted cash	—	(600)
Net cash used in investing activities	(40,714)	(1,051)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,424	1,407
Repurchases of common stock	(14,430)	—
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(1,046)	(363)
Payments of consideration related to acquisition	(1,175)	—
Proceeds from issuance of convertible notes, net of issuance costs	77,369	—
Repurchase of convertible notes	(19,188)	—
Repayment of debt assumed through acquisition	—	(899)
Payment of principal under capital lease	(896)	—
Net cash provided by financing activities	46,058	145
Effect of exchange rates on cash and cash equivalents	1	(38)
Net increase (decrease) in cash and cash equivalents	3,323	(836)
Cash and cash equivalents at beginning of period	12,830	11,565
Cash and cash equivalents at end of period	$16,153	$10,729

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation and Summary of Accounting Policies

All amounts included herein related to the condensed consolidated financial statements as of September 30, 2011 and the three and nine months ended September 30, 2011 and 2010 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements.

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period’s presentation. Such reclassifications did not affect total revenues or net loss.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with GAAP and the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, the allocation of the value of purchase consideration for business acquisitions, uncertain tax liabilities, valuation of certain investments, allowances for doubtful accounts and service remediation reserves, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairment charges, accrued liabilities and other contingencies.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates such estimates and assumptions on an ongoing basis using historical experience and considers other factors, including the current economic environment, for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and declines in IT spending by companies have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates.  Changes in those estimates, if any, resulting from continuing changes in the economic environment, will be reflected in the financial statements in future periods.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Accordingly, the foreign currencies are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average rates during each reporting period for the results of operations. Adjustments resulting from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in interest income and other income (expense), net in the accompanying condensed consolidated statements of operations.

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

The Company’s customer base consists of businesses throughout the Americas, Europe, Middle East, Africa and Asia-Pacific.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of September 30, 2011 and December 31, 2010, no customer comprised greater than 10% of net accounts receivable, nor did any customer account for more than 10% of total revenue for the three and nine months periods ending September 30, 2011 and 2010.

Prepaid and other current assets and deposits and other assets

Included in prepaid and other current assets and deposits and other assets in the condensed consolidated balance sheets at September 30, 2011 and December 31, 2010 is restricted cash totaling $678,000 related to security deposits on leased facilities for the Company’s New York, New York and Pleasanton, California offices. Restricted cash is included in prepaid and other current assets and deposits and other assets based on the contractual term for the release of the restriction.

Also included in the prepaid and other current assets and deposits and other assets is certain costs related to configuring and implementing hosted third party software applications that the Company uses to operate its business. These configuration costs are recorded as an asset as the Company has determined that they have probable future economic benefit and are being amortized over their useful life of three years. As of September 30, 2011, the Company had capitalized configuration costs of $463,000 and had remaining unamortized costs of $399,000. These costs do not include such items as, the cost of training, business process reengineering, and data migration, which are expensed as incurred.

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

Customers with perpetual licenses can receive the benefits of upgrades, updates, and support by either subscribing to the Company’s on-demand services or purchasing maintenance services.

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

Prior to the adoption of ASU 2009-13, the Company had VSOE for on-demand services fees based on a contractually stated renewal rate and for time and material services based on the Company’s historical pricing and discounting when the element was sold standalone.  The Company did not establish VSOE or TPE on fixed fee service arrangements for the implementation of our on-demand services due to establishing pricing practices that did not allow for the strict VSOE criteria to be met.

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

The Company determines the best estimated selling price of each element in an arrangement based on a selling price hierarchy. The best estimated selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available.  Total arrangement fees will be allocated to each element using the relative selling price method. The Company is currently using the cost plus a reasonable mark-up to establish ESP for fixed fee service when sold with its on-demand services.

The Company considered all of the following factors to establish the ESP for fixed fee service arrangements when sold with its on-demand services:  the weighted average of actual sales prices of professional services sold on a standalone basis for on-demand services; average billing rate for fixed fee service agreements when sold with on-demand services, cost plus a reasonable mark-up and other factors such as gross margin objectives, pricing practices and growth strategy.

The consideration allocated to on-demand services is recognized as revenue ratably over the stated contractual period in accordance with the provision of Staff Accounting Bulletin No.104, “Revenue Recognition” (“SAB 104”).

Revenue recognition for consideration allocated to implementation and configuration services, when sold with the on-demand services is based on whether the services, depends on whether the services are provided on a time and material basis or on a fixed fee basis.  Time and material services are recognized as revenue as the services are delivered based on inputs to the project, such as hours incurred.  Fixed fee services are generally recognized as revenue under the proportional performance method over the estimated deployment period of the services.

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

Prior to the adoption of ASU 2009-13 if the Company entered into a multiple element on-demand agreement that did not qualify for separation due to the lack of fair value for all undelivered elements, the Company would defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. The deferred costs previously deferred, or related to ongoing arrangements entered into prior to January 1, 2011 on the Company’s condensed consolidated balance sheets for these consulting arrangements totaled $1.8 million and $3.0 million at September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011 and December 31, 2010, $1.2 million and $2.3 million, respectively, of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the condensed consolidated balance sheets. Due to the adoption of ASU 2009-13, the Company will no longer be able to defer direct costs associated with implementation and configurations services for agreements entered into after January 1, 2011.  These direct costs of the implementation and configuration will be expensed as they are incurred and, at the same time, the related revenue will no longer be deferred.

Included in the deferred costs for on-demand arrangements is the deferral of commission payments to the Company’s direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company’s on-demand offering was $1.1 million and $1.2 million at September 30, 2011 and December 31, 2010, respectively.

Given the nature of our transactions entered into after January 1, 2011, the adoption of the new accounting rules has not had a material impact on the Company’s revenue.

Time-Based Term License Revenues.  These types of transactions are governed by ASC 985-605, “Software Revenue Recognition”.  The Company offers on-premise licenses of its software as time-based term license arrangements. Such arrangements typically include an initial fee for a specified period and maintenance and support for the first year of the arrangement. If a customer wishes to receive maintenance after the first year, then the customer must pay an annual applicable maintenance fee. Revenue for these arrangements is generally recognized ratably over the term of the agreement. The Company offers time-based term license with additional multiple elements besides maintenance, such as configuration and implementation services, and training.

For a single-year time-based term license with multiple elements, the entire arrangement fee is recognized ratably. In these arrangements, both the time-based term licenses and the maintenance agreements have durations of one year; therefore, the fair value of the bundled maintenance services is not reliably measured by reference to a maintenance renewal rate. In these situations, the Company will defer all revenue until either the services or the maintenance is the only undelivered element. If the maintenance term expires before the services are completed, the entire arrangement fee would be recognized ratably over the remaining period during which the services are completed (beginning upon expiration of the maintenance term). If services are completed before the maintenance term expires, the entire fee will be recognized ratably over the remaining maintenance period. In these arrangements, the Company will defer all direct costs of the implementation and configuration services, and amortize those costs over the same time period as the related revenue is recognized. Sales commissions and partner fees attributable to the sale of time-based term licenses are deferred and amortized over the same period as the related revenue is recognized.

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

The Company defers the direct costs, and amortizes those costs over the same time period as the related revenue is recognized. The deferred costs on the Company’s condensed consolidated balance sheets for these arrangements totaled $0.7 million at September 30, 2011 and December 31, 2010. As of both December 31, 2010 and September 30, 2011, $0.2 million of the deferred costs were included in prepaid and other current assets, with the remaining amount of $0.5 million included in deposits and other assets in the condensed consolidated balance sheets. The deferred costs mainly represent commission payments to the Company’s direct sales force for time-based term license arrangements, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements.

Maintenance Revenue. Under perpetual software license arrangements, a customer typically pre-pays maintenance for the first twelve months, and the related maintenance revenues are deferred and recognized ratably over the term of the initial maintenance contract. Customers may renew maintenance on an annual basis thereafter. Rates for maintenance, including subsequent renewals, are typically based upon a specified percentage of net license fees.

Services Revenue

Professional Service Revenue. Professional service revenues primarily consist of training and integration services related to the integration and configuration of the Company’s products. The Company’s integration and configuration services do not involve customization to, or development of, the underlying software code. Generally, the Company’s professional services arrangements are on a time-and-materials basis. Reimbursements, including those related to travel and out-of-pocket expenses, are included in services revenues, and an equivalent amount of reimbursable expenses is included in cost of services revenues. For professional service arrangements with a fixed fee, the Company recognizes revenue utilizing the proportional performance method of accounting and estimates the proportional performance on a monthly basis, if possible, utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance. The Company will recognize a loss for a fixed-fee service contract if the total estimated project cost exceeds project revenues.

In certain arrangements, the Company has provided for unique acceptance criteria associated with the delivery of professional services. In these instances, the Company has recognized revenue in accordance with the provisions of SAB104. To the extent there is contingent revenue because of acceptance in these arrangements, the Company will defer the revenue until the acceptance has been received.

Perpetual License Revenue

The Company recognizes license revenues using the residual method of accounting pursuant to the requirements of accounting guidance for software revenue recognition. Under the residual method, revenues are recognized when VSOE for fair value exists for all of the undelivered elements in the arrangement (i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). The Company allocates revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately. For a certain class of transactions, the fair value of the maintenance portion of the Company’s arrangements is based on substantive stated renewal rates rather than stand-alone sales. The fair value of the professional services portion of the arrangement is based on the hourly rates that the Company charges for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, all of the revenue is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance to allow entities to use a qualitative approach to test goodwill for impairment. The new guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The new guidance is effective for the Company beginning January 1, 2012 and earlier adoption is permitted. The Company is currently evaluating the impact of pending adoption of this guidance on the condensed consolidated financial statements.

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income in financial statements. The new guidance removes current presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This new accounting guidance will be effective for the Company for the three months ended March 31, 2012. The adoption of this guidance, which involves presentation and disclosures only, will not impact the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued new guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at the net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation process and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective beginning January 1, 2012. The adoption of this guidance, which involves presentation and disclosures only, will not impact the Company’s condensed consolidated financial statements.

2.              Acquisitions

During the nine months ended September 30, 2011 the Company completed five acquisitions:  ForceLogix, Inc. (“ForceLogix”), Salesforce Assessments Ltd, Litmos Ltd., iCentera Inc. and Rapid Intake Inc. The financial results of these companies are included in the Company’s condensed consolidated results from their respective acquisition dates.

The preliminary estimates of fair value for the assets acquired and liabilities assumed for acquisitions completed during the nine months ended September 30, 2011 were based upon preliminary calculations and valuations and the Company’s estimates and assumptions for each of these acquisitions are subject to change as the Company obtains additional information during the respective measurement periods (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, and income and non-income based taxes.

Pro forma financial information for acquisitions accounted for as business combinations has not been presented, as the effects were not material to the Company’s historical consolidated financial statements either individually or in aggregate.

ForceLogix Technologies, Inc.

On December 23, 2010 the Company entered into an Asset Purchase Agreement with ForceLogix Technologies Inc. to purchase all of the issued and outstanding shares of common stock of ForceLogix, Inc. (“ForceLogix”) the sole subsidiary of ForceLogix Technologies, Inc. The purchase of the shares was completed on February 25, 2011. ForceLogix is a provider of SaaS-based coaching and talent development solutions that helps organizations optimize and increase the effectiveness of their sales force.  The ForceLogix solution is pre-integrated with our on-demand Monaco suite. The acquisition enhances the Company’s Sales Talent Management suite and cross selling opportunities.

For the nine months ended September 30, 2011, ForceLogix contributed $0.5 million to our total revenues and the net loss was $0.2 million.

The total purchase price for ForceLogix was $3.8 million including a $750,000 indemnity hold back. Payment of $3.0 million was made in February 2011 and $575,000 of the indemnity hold back was paid in August 2011.  The remaining indemnity hold back balance of $175,000 is pending resolution of specific items.

The total purchase price for ForceLogix was preliminarily allocated to the tangible and identifiable intangible assets and liabilities assumed based upon their fair value as of February 25, 2011, as set forth below (in thousands).

Intangible Assets	$1,900
Deferred Revenue	(82)
Total Identifiable Net Assets	1,818
Goodwill	1,932
Total Purchase Consideration	$3,750

The fair value of identifiable intangible assets acquired, including developed technology, customer relationships and tradenames and trademarks, totaled $1.9 million. The acquired intangible assets have estimated useful lives of 7 to 8 years. During the quarter ended September 30, 2011, the Company recorded a $291,000 net adjustment to goodwill related to the fair value adjustment of identifiable intangible assets of $300,000 and deferred revenue of $9,000.

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

The excess of the purchase price over the assets and liabilities acquired assumed was recorded as goodwill.  The goodwill arising from the acquisition mainly consists of the entity-specific synergies and economies of scale expected from joining ForceLogix with the Company. The goodwill is not deductible for U.S. federal income tax purposes.

Acquisition related expenses primarily consist of direct transaction costs such as professional service fees.  For the three and nine months ended September 30, 2011, the Company incurred acquisition-related expenses associated with the ForceLogix acquisition of $37,000 and $201,000, respectively.  These direct transaction costs were recorded as expenses in the Company’s condensed consolidated statements of operations.

SalesForce Assessments Ltd.

On March 25, 2011 the Company entered into an Asset Purchase Agreement for the purchase of substantially all of the assets of Salesforce Assessments.  Salesforce Assessments is a provider of SaaS-based sales assessments.  The Company paid $260,000 in cash for Salesforce Assessments.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of March 25, 2011.  During the quarter and period from the acquisition date, the revenue and the net loss recognized by Salesforce Assessments was insignificant to the Company’s operating results.

Litmos Limited

On June 10, 2011, the Company entered into a Stock Purchase Agreement with Litmos, Limited, a New Zealand corporation, to purchase all of the issued and outstanding shares of common stock of Litmos. Litmos is a provider of SaaS-based learning management systems (LMS). The Litmos LMS platform delivers a self-service online training system that facilitates the management and delivery of web-based training courses for business users.

For the three and nine months ended September 30, 2011, Litmos contributed less than $0.1 million to the Company’s total revenues.  During the third quarter, the net loss recognized by Litmos was approximately $0.1 million.

The total purchase price for Litmos was $3.2 million in cash including a $600,000 indemnity hold back. The indemnity hold back will be paid one year from the date of the closing of the acquisition subject to any deductions for indemnity conditions and Litmos meeting certain employee retention requirements. This contingent payment is considered compensation expense and will be expensed ratably over the next year as the likelihood of meeting the retention requirements is deemed probable. The Company recognized $150,000 and $185,000 compensation expense during the three and nine months ended September 30, 2011.

The total purchase price for Litmos was preliminarily allocated to the assets acquired and liabilities assumed based upon their fair value as of June 10, 2011, as set forth below (in thousands):

Intangible Assets	$950
Cash	13
Accounts receivable	5
Deferred Tax Liabilities	(266)
Accruals and other liabilities	(18)
Total Identifiable Net Assets	684
Goodwill	1,916
Total Purchase Consideration	$2,600

The fair value of identifiable intangible assets acquired, including developed technology, customer relationships and tradenames and trademarks, totaled $1.0 million. The acquired identifiable intangible assets have estimated useful lives of 6 to 10 years. During the quarter ended September 30, 2011, the Company recorded a $40,000 adjustment to goodwill related to the fair value adjustment of deferred tax liabilities of $40,000.

Developed technology represents the fair value of Litmos’ products that have reached technological feasibility.  The estimated useful life was primarily based on projected product cycle and technology evolution.  Customer relationships represent the fair value of the underlying customer contracts and related relationships with Litmos’ existing customers.  The estimated useful life was primarily based on projected customer retention rates.  Tradenames and trademarks represent the fair value of brand and name recognition associated with the marketing of Litmos’ products and services.  The estimated useful life was based on the projected product cycle and associated marketing of the brand and name.

The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill.  The goodwill arising from the acquisition mainly consists of the entity-specific synergies and economies of scale expected from joining Litmos with the Company. The goodwill is not deductible for U.S. federal income tax purposes.

Acquisition related expenses primarily consist of direct transaction costs such as professional service fees.  For the three and nine months ended September 30, 2011, the Company incurred a total of $260,000 and $353,000, respectively, in acquisition-related expenses.  These direct transaction costs were recorded as expenses in the Company’s condensed consolidated statements of operations.

iCentera, Inc.

On July 5, 2011, the Company acquired iCentera, Inc., a U.S. based SaaS provider of sales enablement software. iCentera provides hosted sales enablement platform to drive knowledge transfer from marketing resources to sales teams, partners and customers. iCentera’s platform replaces static sales, partner, and customer portals with a single sales enablement system that adapts to the needs of each user.

During the three and nine months ended September 30, 2011, iCentera revenues of $0.3 million and net loss of $0.2 million were included in the Company’s results.

The total purchase price for iCentera was $7.9 million in cash, including a $1.5 million indemnity hold back and a $1.0 million potential earn-out condition.  The indemnity hold back will be paid one year from the date of the closing of the acquisition subject to any deductions for indemnity conditions. The Company estimates the fair value of the earn-out contingent consideration of $1.0 million to be $900,000 based on a 90% probability that the related earn-out of $1.0 million will become payable.  The earn-out payment is contingent on iCentera achieving certain revenue milestones and retention of certain key employees.  The contingent consideration will be paid to all former shareholders of iCentera, Inc. in proportion to their ownership interest prior to the acquisition.

The total purchase price for iCentera was preliminarily allocated to the assets acquired and liabilities assumed based upon their fair value as of July 5, 2011, as set forth below (in thousands):

Intangible Assets	$4,030
Cash	424
Accounts Receivable	162
Other assets	35
Deferred Revenue	(721)
Accruals and other liabilities	(566)
Total Identifiable Net Assets	3,364
Goodwill	4,401
Total Purchase Price	$7,765

The fair value of intangible assets acquired, including developed technology, customer relationships and tradenames and trademarks, totaled $4.0 million. The acquired intangible assets have estimated useful lives 7 years.

Developed technology represents the fair values of iCentra’s products that have reached technological feasibility.  The estimated useful life was primarily based on projected product cycle and technology evolution.  Customer relationships represent the fair value of the underlying customer support contracts and related relationships with iCentra’s existing customers.  The estimated useful life was primarily based on projected customer retention rates.  Tradenames and trademarks represent the fair value of brand and name recognition associated with the marketing of iCentra’s products and services.  The estimated useful life was based on the projected product cycle and associated marketing of the brand and name.

The excess of the purchase price over the preliminary assets acquired and liabilities assumed were recorded as goodwill.  The goodwill arising from the acquisition mainly consists of the entity-specific synergies and economies of scale expected from joining iCentera with the Company. The goodwill is not deductible for U.S. federal income tax purposes.

Acquisition related expenses primarily consist of direct transaction costs such as professional service fees. For the three and nine months ended September 30, 2011, the Company incurred a total of $186,000 of acquisition-related expenses.  These direct transaction costs were recorded as expenses in the Company’s condensed consolidated statements of operations.

Rapid Intake, Inc.

On September 8, 2011 the Company acquired Rapid Intake, Inc., a US based company. Rapid Intake delivers the ability to create content for e-learning through its SaaS platform and desktop delivery software. Both the SaaS platform and desktop product ensure continuity across the enterprise and simplify e-learning content creation to ensure that all employees are trained and that employee qualifications remain current.

During the three and nine months ended September 30, 2011, the revenue and the net loss produced by Rapid Intake was insignificant to the Company’s results.

The total purchase price for Rapid Intake was $2.4 million in cash, including $400,000 for indemnity hold back and a $500,000 earn-out condition. The indemnity hold back will be paid one year from the date of the closing of the acquisition subject to any deductions for indemnity conditions. The Company estimates the fair value of the contingent consideration of the $500,000 earn-out to be $450,000 based on a 90% probability that the related earn-out will become payable.  The earn-out payment is contingent on Rapid Intake achieving certain revenue milestones by December 31, 2012.

The total purchase price for Rapid Intake was preliminarily allocated to the assets acquired and liabilities assumed based upon their fair value as of September 8, 2011, as set forth below (in thousands).

Intangible assets	$1,660
Cash	29
Accounts receivable	165
Other assets	15
Deferred revenues	(271)
Deferred tax liability	(567)
Accruals and other liabilities	(394)
Total Identifiable Net Assets	637
Goodwill	1,688
Total Purchase Price	$2,325

The fair value of intangible assets acquired, including developed technology, customer relationships and tradenames and trademarks, totaled $1.7 million. The acquired intangible assets have estimated useful lives of 2 to 7 years.

Developed technology represents the fair values of Rapid Intake’s products that have reached technological feasibility.  The estimated useful life was primarily based on projected product cycle and technology evolution.  Customer relationships represent the fair value of the underlying customer support contracts and related relationships with Rapid Intake’s existing customers.  The estimated useful life was primarily based on projected customer retention rates.  Tradenames and trademarks represent the fair value of brand and name recognition associated with the marketing of Rapid Intake’s products and services.  The estimated useful life was based on the projected product cycle and associated marketing of the brand and name.

The excess of the purchase price over the preliminary assets acquired was recorded as goodwill.  The goodwill arising from the acquisition mainly consists of the entity-specific synergies and economies of scale expected from joining Rapid Intake with the Company. The goodwill is not deductible for U.S. federal income tax purposes.

Acquisition related expenses primarily consist of direct transaction costs such as professional service fees. For the three and nine months ended September 30, 2011, the Company incurred a total of $32,000 acquisition-related expenses.  These direct transaction costs were recorded as expenses in the Company’s condensed consolidated statements of operations.

3.              Restructuring

The Company incurred restructuring expenses of $99,000 and $136,000 for the three and nine months ending September 30, 2011, which included severance and termination-related costs offset in part by a reduction in facilities-related restructuring costs attributable to estimated sublease income. Total costs of the Company’s restructuring programs incurred from 2007 to date were $7.9 million.

The following table sets forth a summary of accrued restructuring charges for the nine months ended September 30, 2011 (in thousands):

	December 31,	Cash			September 30,
	2010	Payments	Additions	Adjustments	2011

Severance and termination-related costs	$3	$(238)	$235	$—	$—
Facilities related costs	294	(143)	—	(105)	46

Total accrued restructuring charges	$297	$(381)	$235	$(105)	$46

4.              Goodwill and Intangible Assets

Goodwill as of September 30, 2011 and December 31, 2010 was $18.0 million and $8.0 million, respectively.  The change in goodwill is associated with the Forcelogix, Salesforce Assessments, Litmos, iCentera and Rapid Intake acquisitions, as described in Note 2.

Intangible assets consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

							Weighted
							Average
	December 31,	December 31,				September 30,	Amortization
	2010	2010		Impairment	Amortization	2011	Period
	Cost	Net	Additions	Charge	Expense	Net	(Years)

Purchased technology	$5,004	$2,994	$5,332	$—	$(1,704)	$6,622	5.39
Customer relationships	2,644	1,111	2,890	—	(517)	3,484	7.06
Tradename	302	142	670	—	(46)	766	7.54
Favorable lease	40	27	—	—	(9)	18	1.25
Other	—	—	141	—	(8)	133	2.75

Total	$7,990	$4,274	$9,033	$—	$(2,284)	$11,023

Intangible assets include third-party software licenses used in the Company’s products, and acquired assets related to various business combinations. Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred. Amortization expense related to intangible assets was $0.9 million and $2.3 million for the three and nine months ended September 30, 2011, as compared to amortization expense of $0.6 million and $1.9 million for the three and nine months ended September 30, 2010. Of these amounts, $0.5 million and $1.5 million were included in cost of revenues for the three and nine months ended September 30, 2011; and $0.5 million and $1.4 million were included in cost of revenues for the three and nine months ended September 30, 2010.

The Company’s intangible assets are amortized over their estimated useful lives of one to twelve years. As of September 30, 2011, total future expected amortization expense is as follows (in thousands):

	Purchased	Customer		Favorable
	Technology	Relationships	Tradename	Lease	Other

Remainder of 2011	$640	$241	$27	$3	$12
2012	1,579	486	110	15	47
2013	873	465	110	—	47
2014	829	465	110	—	27
2015	828	465	110	—	—
2016	828	465	81	—	—
2017 and beyond	1,045	897	218	—	—

Total expected amortization expense	$6,622	$3,484	$766	$18	$133

5.              Financial Instruments

The Company classifies debt and marketable equity securities based on the liquidity of the investment and management’s intention on the date of purchase, and re-evaluates such designation as of each balance sheet date. As of September 30, 2011, all debt and marketable equity securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.

The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents.

Interest income is included within interest income and other income (expense), net in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. As of September 30, 2011 and December 31, 2010, the Company had $19,000 and $21,000, respectively, of short-term investments in an unrealized loss position of greater than 12 months.

The components of the Company’s debt and marketable equity securities classified as available-for-sale were as follows at September 30, 2011 and December 31, 2010 (in thousands):

		Gross	Gross	Other
	Amortized	Unrealized	Unrealized	Than Temporary	Estimated
September 30, 2011	Cost	Gains	Loss	Impairment	Fair Value

Short-term investments:
Corporate notes and obligations	$14,923	$3	$(43)	$—	$14,883
U.S. government and agency obligations	27,755	1	(24)	—	27,732
Publicly traded securities	375	—	—	(375)	—
Auction rate security	800	—	(19)	—	781

Investments in debt and equity securities	$43,853	$4	$(86)	$(375)	$43,396

		Gross	Gross	Other
	Amortized	Unrealized	Unrealized	Than Temporary	Estimated
December 31, 2010	Cost	Gains	Loss	Impairment	Fair Value

Short-term investments:
Corporate notes and obligations	$9,267	$9	$(8)	$—	$9,268
U.S. government and agency obligations	8,493	—	(3)	—	8,490
Publicly traded securities	375	—	(260)	—	115
Long-term investments:
Auction rate security	800	—	(13)	—	787

Investments in debt and equity securities	$18,935	$9	$(284)	$—	$18,660

At September 30, 2011, the Company had unrealized losses of $43,000 related to corporate notes and obligations and $24,000 related to U.S. government and agency obligations. The aggregate fair values of these investments were $14.9 million and $27.7 million, respectively. The Company also had $19,000 of unrealized losses related to its investment in one auction rate security.

For investments in securities classified as available-for-sale, amortized cost and estimated fair value was classified by the contractual maturities of those securities as of September 30, 2011 (in thousands).

	Amortized Cost	Estimated Fair Value
Contractual maturity
Less than 1 year	$19,970	$19,940
More than 1 year	23,508	23,456
	43,478	43,396
Equity securities	375	—
	$43,853	$43,396

The Company had proceeds of $12.5 million and $22.6 million from maturities and sales of investments for the three and nine months ended September 30, 2011, respectively. All proceeds from sales and maturities of investments were equal to the par value of the securities.

The short-term investments in government obligations or highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities so as to assess if any of the impairments will be considered other-than-temporary. The Company did not identify any government obligations or highly rated credit securities held as of September 30, 2011 for which the fair value declined significantly below amortized cost and that the decline would be considered other-than-temporary impairment (OTTI).

For publicly traded equity securities, the Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During the three months ended September 30, 2011, the Company reclassified $257,000 of previously recognized unrealized losses related to its investment in one publicly traded equity from accumulated other comprehensive loss into earnings. In addition, during the three months ended September 30, 2011, the Company recognized an additional impairment of the remaining carrying value of $118,000 resulting in an impairment of $375,000 in connection with their investment in Courtland Capital, Inc. During the quarter ended September 30, 2011, Courtland Capital, Inc. shares were suspended by Alberta Securities Commission for failing to file annual audited financial statements for the year ended March 31, 2011. As the Company believes the likelihood of recovery to be remote, the Company considers the loss to be other-than-temporary.

At September 30, 2011, the Company had one auction rate security with an amortized cost of $800,000 and estimated fair value of $781,000. On October 21, 2011 the Company sold its auction rate security and received the full par value of $800,000 plus accrued interest.

6.              Fair Value Measurements

The Company measures financial assets and liabilities at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets and liabilities was determined using the following inputs at September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$5,502	$5,502	$—	$—
U.S. Treasury bills (2)	4,511	4,511	—	—
Corporate notes and obligations (2)	14,883	—	14,883	—
U.S. government and agency obligations (2)	23,221	—	23,221	—
Auction-rate security (2)	781	—	—	781
Total	$48,898	$10,013	$38,104	$781

Liabilities:	$1,350	$—	$—	$1,350
Contingent consideration (3)	$1,350	$—	$—	$1,350

(1) Included in cash and cash equivalents on the condensed consolidated balance sheet.

(2) Included in short-term investments on the condensed consolidated balance sheet.

(3) Included in accrued expenses on the condensed consolidated balance sheet.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$4,835	$4,835	$—	$—
U.S. Treasury bills (2)	6,493	6,493	—	—
Corporate notes and obligations (2)	9,267	—	9,267	—
U.S. government and agency obligations (2)	1,998	—	1,998	—
Publicly traded securities (2)	115	—	115	—
Auction-rate security (3)	787	—	—	787
Total	$23,495	$11,328	$11,380	$787

Liabilities:	$600	$—	$—	$600
Contingent consideration (4)	$600	$—	$—	$600

(1) Included in cash and cash equivalents on the consolidated balance sheet.

(2) Included in short-term investments on the consolidated balance sheet.

(3) Included in long-term investments on the consolidated balance sheet.

(4) Included in accrued expenses on the condensed consolidated balance sheet.

The table below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

	Balance at					Balance at
	December 31,			Realized	Unrealized	September 30,
	2010	Addition	Disposition	Gain (Loss)	Gain (Loss)	2011
Assets:
Auction rate securities classified as available for sale	$787	$—	$—	$—	$(6)	$781
Total	$787	$—	$—	$—	$(6)	$781
Liabilities:
Contingent consideration	$600	$1,350	$(600)	$—	$—	$1,350
Total	$600	$1,350	$(600)	$—	$—	$1,350

Level 1 and Level 2

The Company’s available-for-sale securities include marketable equity securities, corporate notes and obligations, and U.S. government and agency obligations. The Company values these securities using a pricing matrix from a reputable pricing service, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs).  However, the Company classifies all of its available-for-sale securities, except for U.S. Treasury and certain auction rate securities, as having Level 2 inputs. The Company validates the estimated fair value of certain securities from a reputable pricing service provider on a quarterly basis.  The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.

In December 2009, the Company executed a “Subscription Agreement for Units” (“the Agreement”) with ForceLogix Technologies.  Pursuant to the Agreement, the Company purchased 2,639,000 units of ForceLogix Technologies for an aggregate purchase price of $250,000. Each unit consists of one common share and warrant to purchase three quarters (3/4) of one common share of ForceLogix Technologies. In April 2010, the Company executed another “Subscription Agreement for Common Shares” with ForceLogix Technologies to purchase an additional 2,003,800 common shares of ForceLogix Technologies for a total purchase price of $150,000.  As discussed in Note 2, the Company purchased all of the common stock of ForceLogix, Inc., the subsidiary of ForceLogix Technologies in February 2011.  In March 2011, as required by the Asset Purchase Agreement between the Company and ForceLogix Technologies; ForceLogix Technologies changed its name to Courtland Capital Inc. The Company owns approximately 5% of the outstanding common shares of Courtland Capital Inc. as of September 30, 2011 and does not have the ability to exercise significant influence.

The fair value of the warrant was zero as of September 30, 2011 and December 31, 2010, mainly due to purchase price under the warrant being significantly higher than the current market price. During the three and nine month periods ended September 30, 2011, the Company recognized an impairment expense of $375,000 in connection with its investment in Courtland Capital, Inc.

Level 3

As of September 30, 2011, the Company had one auction rate security remaining, which was classified as available-for-sale and is carried at its fair value of approximately $781,000. On October 21, 2011 the Company sold its auction rate security and received the full par value of $800,000 plus accrued interest.

The Company valued its auction rate security using unobservable inputs (Level 3). The Company utilized the income approach applying assumptions for interest rates using current market trends and an estimated term based on expectations from brokers for liquidity in the market and redemption periods agreed to by other broker-dealers.  The Company also applied an adjustment for the lack of liquidity to the value determined by the income approach utilizing a put option model. As a result of the valuation assessment, the Company recognized unrealized losses of $1,000 and $6,000 for the three and nine months ended September 30, 2011, respectively.

The contingent considerations liabilities are classified as Level 3 liabilities, as the Company uses unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. Subsequent changes in the fair value of the contingent acquisition liabilities, resulting from the revision of key assumptions, will be recorded in the Company’s condensed consolidated statements of operations.

7.              Convertible Notes

In May 2011, the Company completed the sale of $80.5 million aggregate principal amount of 4.75% Convertible Senior Notes due in 2016 (the “convertible notes”). Interest is payable on June 1 and December 1 of each year beginning on December 1, 2011 until the maturity date of June 1, 2016 unless the convertible notes are converted, redeemed or repurchased. The Company received proceeds of approximately $77.4 million from the sale of the convertible notes, net of fees and expenses of $3.1 million. The debt issuance costs are being amortized to interest expense over the life of the convertible notes. The Company used $14.4 million of the net proceeds of the offering to repurchase 2,338,797 shares of the common stock at $6.17 per share from certain purchasers of the notes through privately negotiated transactions; the repurchased shares were recorded as treasury stock offsetting additional paid-in capital in the condensed consolidated balance sheets. The Company plans to use the remaining net proceeds for general corporate purposes, which may include potential acquisitions of complementary businesses, technology or products. The convertible notes are senior unsecured obligations of the Company.

The convertible notes contain an optional redemption feature which allows the Company any time after June 6, 2014, to redeem all or part of the convertible notes for cash if the last reported sale price per share of common stock (as defined below) has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period ending within five trading days prior to the date on which the Company provides notice of redemption. The redemption price would be 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest.

Holders may convert the convertible notes into common stock of the Company at any time at a conversion rate of 129.6596 shares of common stock per $1,000 principal amount, or approximately $7.71 per share, subject to certain adjustments. If holders convert their notes in connection with a “make-whole fundamental change”, such holder are entitled, under certain circumstances, to an increase in the conversion rate for notes surrendered. Upon conversion, the Company will satisfy its conversion obligations by delivering shares of the Company’s common stock.

In August 2011, the Company completed the repurchase of $21.0 million aggregate principal amount of its convertible notes due 2016 for cash of approximately $19.2 million through privately negotiated transactions, including fees of $105,000. The Company recognized a gain on the extinguishment of the convertible notes of approximately $1.8 million which was partially offset by the write-off of $0.9 million in unamortized debt issuance costs, resulting in a net gain of $0.9 million.  As of September 30, 2011, $59.5 million aggregate principal amount of the convertible notes remain outstanding.

8.              Commitments and Contingencies

From time to time, the Company is a party to various litigation matters and customer disputes incidental to the conduct of its business. The Company currently believes that none of these matters is likely to have a material adverse effect on the Company’s future financial results.

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case in the period they become known. At September 30, 2011, the Company has not recorded any such liabilities in accordance with accounting for contingencies. The Company believes that it has valid defenses with respect to the legal matters pending against the Company, and that the probability of a loss under such matters is remote.

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

Litigation and Asserted Claims

In September 2010, Versata and Clear Technology filed suit against Callidus Software Inc. in the United States District Court for the District of Delaware.  The suit alleges that Callidus infringes two U.S. Patents 6,862,573 and 7,110,998.   The Company believes that the claims are without merit and intends to vigorously defend against these claims. The Company is unable to predict the outcome of this case or the range of loss.  Accordingly, the Company has not recorded any liability in the accompanying condensed balance sheets in connection with the suit.

9.              Segment, Geographic and Customer Information

The accounting principles guiding disclosures about segments of an enterprise and related information establish standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas and major customers. The method of determining which information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. By this definition, the Company operates in one operating segment, which is the development, marketing and sale of enterprise software and related services.

The following table summarizes revenues for the three and nine months ended September 30, 2011 and 2010 by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Americas	$16,769	$16,088	$49,592	$46,189
EMEA	2,813	1,338	8,385	3,901
Asia Pacific and Latin America	1,477	1,043	3,248	1,681
	$21,059	$18,469	$61,225	$51,771

For the three and nine months ended September 30, 2011 and 2010, no customer accounted for more than 10% of the Company’s total revenues.

Substantially all of the Company’s long-lived assets are located in the United States.

10.       Comprehensive Loss

Comprehensive loss is the total of net loss, unrealized gains and losses on investments and foreign currency translation adjustments. Unrealized gains and losses on investments and foreign currency translation adjustment amounts are excluded from net loss and are reported in other comprehensive loss in the accompanying condensed consolidated financial statements.

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss	$(4,571)	$(1,587)	$(11,742)	$(11,285)
Other comprehensive loss:
Change in unrealized gain (loss) on investments, net	217	(163)	192	(220)
Change in cumulative translation adjustments	(34)	61	(8)	(39)

Comprehensive loss	$(4,388)	$(1,689)	$(11,558)	$(11,544)

11.       Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the Convertible notes, the exercise of outstanding common stock options, the release of restricted stock and purchases of employee stock purchase plan (“ESPP”) shares to the extent these shares are dilutive.

Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Restricted stock units	3,625	2,277	3,590	1,938
Stock options	4,407	6,317	4,762	6,467
ESPP	162	49	113	140
Convertible notes	9,184	—	4,548	—
Totals	17,378	8,643	13,013	8,545

The weighted-average exercise price of stock options excluded from weighted average common shares during the three and nine months ended September 30, 2011 was $3.43 and $2.98 per share, as compared to the weighted average exercise price of stock options excluded from weighted average common shares during the three and nine months ended September 30, 2010 of $4.44 and $4.52 per share, respectively. The conversion price of our Convertible note is $7.71. Please refer to Note 7 of our notes to condensed consolidated financial statements below for details.

12.       Stock-based Compensation

Expense Summary

The table below sets forth a summary of stock-based compensation expenses for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Stock-based compensation:
Options	$217	$376	$922	$1,331
Restricted Stock Units	2,570	791	7,809	2,676
ESPP	25	103	121	315
Actek Acquisition Compensation	—	130	42	333

Total stock-based compensation	$2,812	$1,400	$8,894	$4,655

As of September 30, 2011,  total unrecognized compensation expense related to stock options, restricted stock units and ESPP shares was $1.4 million, $14.8 million and $0.2 million, respectively, is expected to be recognized over a weighted average period of 2.26 years, 1.65 years and 0.62 years, respectively.

The table below sets forth the functional classification of stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Stock-based compensation:
Cost of recurring revenues	$731	$157	$2,523	$394
Cost of services revenues	370	157	1,054	599
Sales and marketing	502	180	1,320	760
Research and development	366	245	1,090	712
General and administrative	843	661	2,907	2,190

Total stock-based compensation	$2,812	$1,400	$8,894	$4,655

Determination of Fair Value

The fair value of each restricted stock unit was estimated based on the market value of the Company’s stock on the date of grant.  The fair value of each option award was estimated on the date of grant and the fair value of the ESPP was estimated on the beginning date of the offering period using the Black-Scholes valuation model and the assumptions noted in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Stock Option Plans
Expected life (in years)	3.50	3.50	2.50 to 3.50	2.50 to 3.50
Risk-free interest rate	0.52%	0.81%	0.50% to 1.12%	0.81% to 1.52%
Volatility	68%	68%	60% to 69%	67% to 76%
Dividend Yield	—	—	—	—

Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.50 to 1.00	0.50 to 1.00	0.50 to 1.00
Risk-free interest rate	0.07% to 0.12%	0.19% to 0.26%	0.07% to 0.29%	0.18% to 0.34%
Volatility	47% to 54%	39% to 44%	39% to 54%	39% to 60%
Dividend Yield	—	—	—	—

13.       Related Party Transactions

In January 2010, Callidus entered into an operating lease agreement with K.L. Properties LLC for its office space.  Farley Lavett, who was appointed as the Company’s Vice President of Insurance, in January 2010 in connection with the acquisition of Actek, is also President of K.L. Properties LLC.  The Company incurred rent expense for the office space owned by K.L. Properties of approximately $39,000 and $117,000 for the three and nine months ended September 30, 2011, respectively. This lease was assumed as part of the Actek, Inc. (“Actek”) acquisition in January 2010 and was determined to be a below market or favorable lease as of the acquisition date.

14.       Subsequent Events

On October 3, 2011, the Company acquired Webcom, Inc., a privately held Wisconsin corporation that is a leader in SaaS-based product configuration, pricing, quoting, and proposals management for approximately $9.2 million in cash, subject to final adjustments. A portion of the consideration is subject to a hold back in respect of the Webcom equityholders’ indemnity obligations to the Company. In addition, the Company may pay additional contingent consideration of $1.8 million based on Webcom attaining certain financial targets. The Company has not completed the accounting for the acquisition of Webcom.

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

Overview of the Results for the Three and Nine Months Ended September 30, 2011

Callidus Software, Inc. is a market and technology leader in Sales Performance Management (SPM) software applications and services, which are sold to companies of every size throughout the world.  Our customers use SPM solutions to optimize investments in sales planning and performance.  These solutions are designed to enable businesses to achieve new insights into the principal levers that drive sales force performance and specific business objectives, so they can repeat sales successes for more sustainable, predictable sales growth.

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

While we offer our customers a range of purchasing and deployment options, from on-demand subscription to on premise term-based licensing, our business model is focused on recurring revenue.  We generate recurring subscription and support revenues from our on-demand service, support and maintenance agreements associated with our product licenses, all of which is generally recognized ratably over the term of the related agreement.

Recurring Revenue Growth

During the third quarter of 2011, we grew our recurring revenues to a record level of $16.0 million, an increase of $2.8 million, or 21%, from the same prior year period. We grew our on-demand subscription revenues in the third quarter of 2011 by $2.7 million, or 38%, to $9.6 million, compared to $6.9 million in the third quarter of 2010. As a percentage of total revenues, recurring revenues accounted for 76% and 72% for the three months ended September 30, 2011 and September 30, 2010, respectively. We expect recurring revenues to run at approximately 75% of total revenues through 2011.Total revenues for the first nine months of 2011 were $61.2 million, an increase of $9.5, million, or 18%, over the same period in the prior year. We now have reported seven consecutive quarters of revenue growth including the third quarter of 2011.

Customer attrition remains low as retention rates for our Software-as-a-Service (SaaS) offering and legacy on-premise customers remain above 90% into 2011.  We believe our retention rates are on the high end of industry standards for a recurring revenue business.

Non-GAAP Operating Profit

As a result of higher gross profits and a continued focus on cost control, we have maintained our trend of non-GAAP operating profit. Our non-GAAP operating profit for the third quarter was $101,000 and, for the nine months ended September 30, 2011, we have recorded $1.1 million in non-GAAP operating profit compared to a non-GAAP operating loss of $4.8 million for the same period last year. Please see GAAP to non-GAAP operating profitability reconciliation below.

Non-GAAP Operating Results

To supplement our operating results presented on a basis in accordance with GAAP, we use non-GAAP measures of operating results. Non-GAAP operating income (loss) is derived from GAAP loss from operations adjusted for noncash or nonrecurring expenses.  We believe non-GAAP operating results are useful for measuring our operating performance, comparing the impact of our cost control measures between periods and our ability to invest in new business opportunities. We believe that measuring our operations using non-GAAP results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and ongoing results, and serves as an additional tool for investors to compare our financial measures with our peers companies, many of whom present similar non-GAAP financial measures to investors.  We use these measures to compare our performance to that of prior periods for trend analyses, for purposes of determining executive incentive compensation and for budget and planning purposes.  These measures are used in monthly financial reports prepared for management and in quarterly financial reports presented to our Board of Directors.

We do not consider non-GAAP financial measures in isolation or as an alternative to such measures determined in accordance with GAAP.  The principal limitation of such non-GAAP financial measures is that they exclude significant expenses that are required by GAAP.  In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which charges are excluded from the non-GAAP financial measures. Our presentation of non-GAAP operating results excludes stock-based compensation, restructuring expenses, amortization of acquired intangible assets, impairment of an acquired intangible asset, patent litigation costs and costs associated with acquisition-related transactions, each as more fully described below.

In order to compensate for these limitations, we present our non-GAAP financial measures in combination with our GAAP results.  We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

	Three Months Ended
	March 30, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
	(In thousands)
GAAP loss from operations	$(6,059)	$(3,610)	$(1,615)	$(1,466)	$(2,407)	$(4,123)	$(4,411)
Exclude:
Stock-based compensation expenses	1,354	1,901	1,401	1,446	2,404	3,678	2,812
Restructuring expenses	719	451	450	35	39	(2)	99
Amortization of acquired intangible assets	157	159	157	157	189	255	409
Impairment of an acquired intangible asset	—	—	—	160	—	—	—
Patent Litigation Costs	—	—	24	94	301	278	494
Acquisition related transaction costs	122	—	—	—	146	237	698
Non-GAAP income (loss) from operations	$(4,157)	$(1,099)	$417	$426	$672	$323	$101

Our non-GAAP financial measures as set forth in the table above exclude the following:

Stock-based compensation expense.  Stock-based compensation expense consists of non-cash expenses for stock options, employee stock purchase plan, and stock awards. These expenses are excluded in our non-GAAP financial measures because stock-based compensation amounts are difficult to forecast.  This is due in part to the magnitude of the charges which depends upon the volume and timing of stock option grants, which can vary dramatically from period to period, and external factors such as the trading price and volatility of our common stock.  We believe that this exclusion provides meaningful supplemental information regarding our operating results because these non-GAAP financial measures facilitate the comparison of results for future periods with results from past periods.

Restructuring expenses.  Restructuring expenses were excluded to facilitate a more meaningful comparison to our prior period’s results and to the results of our peer companies.

Amortization of acquired intangible assets.  Cost of revenues and operating expenses include non-cash amortization of acquired intangible assets which are amortized over the estimated useful lives of such assets.  Amortization of acquired intangible assets is excluded from our non-GAAP financial measures because we believe that such exclusion facilitates comparisons to our historical operating results and to the results of our peer companies.

Impairment of an acquired intangible asset.  In the fourth quarter of 2010, we determined that the value of the tradename related to our 2010 acquisition of Actek was impaired and was no longer intended to be utilized on an indefinite basis; as a result, we recorded a non-cash impairment charge. We believe this exclusion facilitates a more meaningful comparison to prior periods.

Patent litigation costs. Patent litigation costs consist of legal expenses incurred by us in response to litigation alleging patent infringement. We believe that such exclusion facilitates comparisons to our historical operating results and to the results of our peer companies.

Acquisition-related transaction costs. Acquisition-related transaction costs consist of legal and travel expenses, earn-out payments in connection with the continued employment of certain personnel, and other professional services costs. We believe that such exclusion facilitates comparisons to our historical operating results and to the results of our peer companies.

Other Business Highlights

•                  On February 25, 2011, we acquired ForceLogix, Inc., a SaaS provider of coaching and talent optimization solutions.

•                  On March 25, 2011, we acquired Salesforce Assessments Ltd., a sales assessment provider.

•                  On June 10, 2011, we acquired Litmos Limited, a leading provider of SaaS based learning management solutions.

•                  On July 5, 2011, we acquired iCentera, Inc. a web-based SaaS provider of sales enablement software.

•                  On September 8, 2011, we acquired Rapid Intake, Inc., whose software product gives users the ability to create e-learning content.

•                  On October 3, 2011, we acquired Webcom, Inc. a leader in SaaS-based product configuration, pricing, quoting, and proposed management.

•                  Refer to Note 2 of our notes to condensed consolidated financial statements for further information regarding these 2011 acquisitions.

Challenges and Risks

In response to market demand over the past few years, we shifted our primary business focus from providing perpetual software licenses to providing on-demand software as a service. This recurring revenue model provides more predictable quarterly revenues for us while improving our customers’ overall experience. Toward the end of 2009 we began offering our on-premise products under time-based term license arrangements. We continue to believe that this offering better addresses the needs of our customers, and at the same time, provides more predictable revenue streams.  We expect perpetual license revenues to decrease in the future as customers convert to our on-demand service.

While we have a number of sales opportunities in process and additional opportunities coming from our sales pipeline, we continue to experience wide variances in the timing and size of our transactions and the timing of revenue recognition resulting from flexibility in contract terms. We believe one of our major challenges continues to be increasing prospective customers’ prioritization of purchasing our products and services over competing IT projects. To address this challenge, we have set goals that include expanding our sales efforts, promoting our on-demand services and continuing to develop new products and enhancements to our suite of products.  During the nine months ended September 30, 2011, in order to expand our product offerings and customer base we completed five acquisitions.  We expect our revenues and expenses to increase as result of our acquisitions.

Application of Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations which follows is based upon our condensed consolidated financial statements prepared in accordance with GAAP. The application of GAAP requires management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosure regarding these items. We base our assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, and we regularly evaluate such criteria. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations will be affected. We also discuss our critical accounting policies and estimates with our Audit Committee of the Board of Directors.

Our critical accounting estimates include those relating to revenue recognition, allowance for doubtful accounts and service remediation reserve, stock-based compensation, the valuation of intangible assets acquired through business combinations, goodwill impairment, long-lived asset impairment, and income taxes. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

As described above in Note 1 to our Notes to our Condensed Consolidated Financial Statements, we adopted the accounting standards for multiple element revenue arrangements within ASU 2009-13 for applicable arrangements entered into or materially modified after January 1, 2011.  There were no other significant changes in our critical accounting policies and estimates during the three or nine months ended September 30, 2011 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2011 and 2010

Revenues, Cost of Revenues and Gross Profit

The table below sets forth the changes in revenues, cost of revenues and gross profit for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010 (in thousands, except for percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2011	Revenues	2010	Revenues	(Decrease)	Year

Revenues:
Recurring	$16,015	76%	$13,231	72%	$2,784	21%
Services	4,032	19%	3,600	19%	432	12%
License	1,012	5%	1,638	9%	(626)	(38)%

Total revenues	$21,059	100%	$18,469	100%	$2,590	14%

Cost of revenues:
Recurring	$8,363	52%	$6,683	51%	$1,680	25%
Services	3,835	95%	3,306	92%	529	16%
License	102	10%	92	6%	10	11%

Total cost of revenues	$12,300	58%	$10,081	55%	$2,219	22%

Gross profit:
Recurring	$7,652	48%	$6,548	49%	$1,104	17%
Services	197	5%	294	8%	(97)	(33)%
License	910	90%	1,546	94%	(636)	(41)%

Total gross profit	$8,759	42%	$8,388	45%	$371	4%

	Nine		Nine
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2011	Revenues	2010	Revenues	(Decrease)	Year

Revenues:
Recurring	$46,067	75%	$38,783	75%	$7,284	19%
Services	12,584	21%	10,734	21%	1,850	17%
License	2,574	4%	2,254	4%	320	14%

Total revenues	$61,225	100%	$51,771	100%	$9,454	18%

Cost of revenues:
Recurring	$24,860	54%	$19,255	50%	$5,605	29%
Services	11,689	93%	11,763	110%	(74)	(1)%
License	263	10%	290	13%	(27)	(9)%

Total cost of revenues	$36,812	60%	$31,308	60%	$5,504	18%

Gross profit:
Recurring	$21,207	46%	$19,528	50%	$1,679	9%
Services	895	7%	(1,029)	(10)%	1,924	187%
License	2,311	90%	1,964	87%	347	18%

Total gross profit	$24,413	40%	$20,463	40%	$3,950	19%

Revenues

Total Revenues. Total third quarter revenues for 2011 were $21.1 million, up 14% from the same period last year. Total revenues for the nine months ended September 30, 2011 were $61.2 million, up 18% from the same period in 2010. These increases were due to higher volume of recurring revenue generated by on-demand arrangements.

Recurring Revenues. Recurring revenues increased by $2.8 million, or 21%, in the three months ended September 30, 2011 compared to the same period last year. Recurring revenues increased by $7.3 million, or 19%, in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. These increases were primarily due to the growth in our on-demand subscription revenues which were up 38% and 36%, respectively, when compared to the three and nine months ended September 30, 2010. Maintenance revenues associated with perpetual licenses decreased by $0.3 million, or 6%, in the three months ended September 30, 2011, compared to the same period in the prior year. In the nine months ended September 30, 2011, maintenance revenue decreased by $1.0, million or 7%, when compared to the same period in the prior year. This decrease was primarily due to a number of on-premise customers converting to our on-demand service as well as a small amount of expected attrition from legacy on-premise customers.

Services Revenues. Services revenues increased by $0.4 million, or 12%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, respectively. Services revenues increased by $1.9 million, or 17%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This increase was primarily due to higher average billing rates and higher utilization rate.

License Revenues. In the three months ended September 30, 2011, perpetual license revenues decreased by $0.6 million or 38%.  This decrease was primarily due to the change in our business model focus predominantly on our SaaS-based recurring revenues.  In the nine months ended September 30, 2011, perpetual license revenues increased by $0.3 million, or 14%, compared to the nine months ended September 30, 2010.  This increase resulted from follow-on license sales to our on-premise installed-base and new license sales in emerging markets.  We expect these revenues to fluctuate from period to period. We do not expect perpetual license revenue to return to its levels recorded prior to our conversion to a SaaS-based business model.

Cost of Revenues and Gross Profit

Cost of Recurring Revenues. Cost of recurring revenues increased by $1.7 million, or 25%, in the three months ended September 30, 2011, compared to the three months ended September 30, 2010.  The increase in cost was primarily driven by a $0.7 million increase in personnel-related costs associated with increased headcount, which was, in part, the result of our 2011 acquisition activity. Stock-based compensation expense increased by $0.6 million year on year as a result of retention, merit and new hire grants. For the three months ended September 30, 2011, compared to the same period in the prior year, we also incurred increased expenses associated with the change in the business model and increased depreciation and amortization of $0.4 million.

Cost of recurring revenues increased by $5.6 million, or 29%, in the nine months ended September 30, 2011, compared to the same period in the prior year. The increase was primarily due to a $2.1 million increase in stock-based compensation expense as a result of retention, merit and new hire grants. Personnel-related costs increased by $1.4 million due to increased headcount, which was, in part, the result of 2011 acquisition activity. Compared to the same period in the prior year, in the nine months ended September 30, 2011, our change in business model resulted in an increase in contractor expenses of $1.9 million, and increased depreciation and amortization expense of $1.0 million and increased maintenance costs of $0.5 million.

The cost of recurring revenues as a percentage of related revenues increased from 51% in the third quarter of 2010 to 52% in the same quarter of 2011. In the nine months ended September 30, 2011, the cost of recurring revenue as a percentage of related revenues increased from 50% to 54% compared to the same period in the prior year. The increase was commensurate with the increase in our on-demand revenues.  The costs associated with supporting our on-demand offerings are generally higher than the maintenance related to our on-premise customers as we are responsible for the full operation of the software that our customers have contracted for in our hosting facility.

Cost of Services Revenues. Cost of services revenues increased by $0.5 million or 16% for the three months ended September 30, 2011, compared to the same period in 2010. The increase reflects an increase in personnel related costs of $0.5 million driven by a reduction in deferred salary costs. Prior to the adoption of ASU 2009-13 in 2011, if we entered into a multiple element on-demand agreement that did not qualify for separation due to the lack of fair value for all undelivered elements, we deferred the direct costs of the implementation and configuration services and amortized those costs over the period the related revenue was recognized. The reduction in deferred salary costs was partially offset by $0.2 million in lower salary costs related to decreased headcount. Further cost increases resulted from increased offshore and domestic contracting costs of $0.1 million and increased stock-based compensation expense of $0.2 million, partially offset by reduced rent of $0.1 million.

For the nine months ending September 30, 2011, compared to the same period in 2010, costs of services revenue decreased by $0.1 million, or 1%. This decrease was primarily the result of reduced personnel-related costs of $0.5 million stemming from restructuring activities partially offset by increased stock-based compensation expense of $0.5 million.

Cost of License Revenues. Cost of license revenues was relatively flat for the three and nine months ended September 30, 2011 when compared to the same periods in the prior year.

Gross Profit.  Gross profit as a percentage of total revenues decreased to 42% for the three months ended September 30, 2011, compared to 45% in the same period in 2010. The decrease reflects a continued movement to our on-demand offerings which generally have lower margins but more predictable revenues than our licensed products. For the nine months period ending September 30, 2011 compared to 2010, margins were flat at 40%. This reflected a shift towards lower margin on-demand products partially offset by improved service margins in 2011.

Recurring revenue gross profit for the three months ended September 30, 2011 was 48%, down from 49% in the three months ended September 30, 2010. In the nine months ended September 30, 2011, recurring revenue gross profit decreased to 46% from 50% in the nine months ended September 30, 2010. This decrease was primarily the result of our continuing shift towards on-demand and term-based license revenue, which carry lower margins than maintenance from perpetual license revenue.

Services gross profit was 5% in the three months ended September 30, 2011, down from 8% in the same period in the prior year, the result of increased costs partially offset by increased average billing rates. Service gross profit was 7% for the nine months ended September 30, 2011, up from negative 10% in the same period in the prior year. The profit improvement was primarily due to increased service revenue with increased average billing rates in addition to increased rates of personnel utilization.

License gross profit was 90% in the three months ended September 30, 2011, compared to 94% in the same period of the prior year. The decrease in gross profit reflects decreased license revenue offset against the fixed cost of license by the amount of intangible assets amortization allocated to license sales. In the nine months ended September 30, 2011, license gross profit was 90%, up from 87% in the same period of the prior year. The increase was primarily due to increased license revenue with relatively flat fixed costs.

Operating Expenses

The table below sets forth the changes in operating expenses for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010 (in thousands, except percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2011	Revenues	2010	Revenues	(Decrease)	Year

Operating expenses:
Sales and marketing	$5,253	25%	$3,537	19%	$1,716	49%
Research and development	3,145	15%	2,505	14%	640	26%
General and administrative	4,673	22%	3,511	19%	1,162	33%
Restructuring	99	—	450	2%	(351)	(78)%

Total operating expenses	$13,170	63%	$10,003	54%	$3,167	32%

	Nine		Nine
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	September 30,	of Total	September 30,	of Total	Increase	Year over
	2011	Revenues	2010	Revenues	(Decrease)	Year

Operating expenses:
Sales and marketing	$14,303	23%	$12,174	24%	$2,129	17%
Research and development	8,416	14%	8,031	16%	385	5%
General and administrative	12,500	20%	10,371	20%	2,129	21%
Restructuring	136	—	1,620	3%	(1,484)	(92)%

Total operating expenses	$35,355	58%	$32,196	62%	$3,159	10%

Sales and Marketing. Sales and Marketing expenses increased by $1.7million or 49% in the three months ended September 30, 2011. The increase for the three month period was primarily due to an increase of $0.9 million in personnel related costs.  These personnel costs included $0.5 million of headcount additions partially related to our acquisitions while an additional $0.3 million was due to commissions costs from increased bookings. Marketing events and programs increased by $0.2 million with travel costs increasing by $0.1 million. Contract employee costs also increased by $0.1 million. Stock based compensation increased $0.3 million due to new hire, merit and retention stock grants.

Sales and marketing expenses increased by $2.1 million, or 17%, in the nine months ended September 30, 2011, compared to the same period in the prior year. The increase for the nine months ended September 30, 2011, compared to the same period in the prior year was primarily the result of increased personnel costs of $1.2 million, which in part, was related to our acquisition activity and increased commission expense resulting from increased sales. Stock-based compensation expense increased by $0.6 million as a result of retention, merit and new hire grants.  Travel and related expenses increased by $0.3 million primarily due to an increased sales activities and marketing events.

Research and Development. Research and development expenses increased by $0.6 million, or 26%, in the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The increase was primarily due to headcount additions related to our acquisitions which resulted in increased personnel-related costs of $0.4 million. Additionally, professional fees increased by $0.2 million, resulting from our Actuate to Business Objects conversion project and increased offshore center costs. Stock-based compensation expense increased by $0.1 million as a result of retention, merit and new hire grants.

Research and development expenses increased by $0.4 million, or 5%, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase was primarily due to increased professional fees of $0.4 million, resulting from the Actuate to Business Objects conversion project and increased offshore development center costs. Stock-based compensation expense increased by $0.4 million as a result of retention, merit and new hire grants. These costs were offset by savings of $0.2 million in personnel-related costs, in part the result of the 2010 cost savings program.

General and Administrative. General and administrative expenses increased by $1.2 million, or 33%, in the three months ended September 30, 2011, compared to the three months ended September 30, 2010.  The increase was primarily due to acquisition related costs of $0.6 million, principally legal and accounting fees and patent litigation costs of $0.5 million.  Stock-based compensation expense increased by $0.2 million as a result of retention, merit and new hire grants.

General and administrative expenses increased by $2.1 million, or 21%, in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase was primarily due to increased acquisition related costs of $1.0 million, principally legal and accounting fees, increased patent litigation costs of $1.1 million and increased stock-based compensation expense of $0.7 million, partially offset by $0.7 million from reductions from previous restructuring activities and lower professional fees.

Restructuring. We incurred restructuring charges of $0.1 million in the three and nine months ended September 30, 2011, compared to restructuring charges of $0.5 million and $1.6 million, respectively, for the same periods in the prior year. These decreases in restructuring charges were primarily due to our having substantially completed its restructuring programs in 2010.

Stock-Based Compensation

The following table sets forth a summary of our stock-based compensation expenses for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2011	2010	(Decrease)	Year

Stock-based compensation:
Cost of recurring revenues	$731	$157	$574	366%
Cost of services revenues	370	157	213	136%
Sales and marketing	502	180	322	179%
Research and development	366	245	121	49%
General and administrative	843	661	182	28%

Total stock-based compensation	$2,812	$1,400	$1,412	101%

	Nine	Nine
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2011	2010	(Decrease)	Year

Stock-based compensation:
Cost of recurring revenues	$2,523	$394	$2,129	540%
Cost of services revenues	1,054	599	455	76%
Sales and marketing	1,320	760	560	74%
Research and development	1,090	712	378	53%
General and administrative	2,907	2,190	717	33%

Total stock-based compensation	$8,894	$4,655	$4,239	91%

Total stock-based compensation expenses increased by $1.4 million, or 101%, in the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Total stock-based compensation expenses increased by $4.2 million, or 91%, in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. These increases were primarily due to increased awards of restricted stock units in 2011 and the increase in the Company’s stock price from 2010 to 2011, which resulted in higher period expense in 2011. The increase in awards of restricted stock units in 2011 was to retain employees given a general salary freeze instituted initially in 2010 and continued into 2011.

Other Items

The table below sets forth the changes in other items for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2011	2010	(Decrease)	Year

Interest income and other income (expense), net	$(467)	$103	$(570)	(553)%
Interest expense	(1,075)	(24)	(1,051)	4,379%
Gain on extinguishment of convertible notes	904	—	904	—

	$(638)	$79	$(717)	(908)%

Provision (benefit) for income taxes	$(478)	$51	$(529)	(1,037)%

	Nine	Nine
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	September 30,	September 30,	Increase	Year over
	2011	2010	(Decrease)	Year

Interest income and other income (expense), net	$(341)	$11	$(352)	(3,200)%
Interest expense	(1,642)	(25)	(1,617)	6,468%
Gain on extinguishment of convertible notes	904	—	904	—

	$(1,079)	$(14)	$(1,065)	7,607%

Provision (benefit) for income taxes	$(279)	$(462)	$183	(40)%

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net decreased by $0.6 million and $0.4 million in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. This was mainly due to our recognizing an impairment expense of $375,000 in connection with our investment in Courtland Capital, Inc.

Interest Expense

Interest expense increased due to interest expenses related to our convertible notes issued in the second quarter of 2011. Please refer to Note 7 of our notes to condensed consolidated financial statements above for details.

Gain on Extinguishment of Convertible Notes

Due to our repurchase of $21.0 million aggregate principal amount of our convertible notes for cash of approximately $19.2 million through privately negotiated transactions, including fees of $105,000 we recognized a gain on the extinguishment of the convertible notes of approximately $1.8 million. The gain was partially offset by a write-off of $0.9 million in unamortized debt issuance costs, resulting in a net gain of $0.9 million. Please refer to Note 7 of our notes to condensed consolidated financial statements above for details.

Provision (benefit) for Income Taxes

The income tax benefit for the three months ended September 30, 2011 was $0.5 million, compared to a provision of $0.1 million for the same period in 2010. The tax benefit for the three months ended September 30, 2011 was primarily due to the recognition of deferred tax liabilities related to the intangible assets acquired from Rapid Intake which creates an additional source of income and as such released a portion of the valuation allowance on our deferred tax assets. The tax provision for the three months ended September 30, 2011 was primarily related to taxes relating to our foreign operations.

The income tax benefit for the nine months ending September 30, 2011 was $0.3 million, compared to a benefit of $0.5 million in the same period in 2010. The tax benefit for the nine months ended September 30, 2011 was primarily due to the recognition of the deferred tax liabilities related to the intangible assets acquired from Rapid Intake, which creates an additional source of income and as such released a portion of the valuation allowance on our deferred tax assets of $0.6 million, offset by a $0.3 million provision for income taxes relating to our foreign operations, foreign withholding taxes, and the amortization of deferred tax liabilities from previous acquisitions.

Liquidity and Capital Resources

As of September 30, 2011, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $59.5 million, as well as accounts receivable of $20.7 million.

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2011	2010

Net cash provided by (used in):
Operating activities	$(2,022)	$108
Investing activities	(40,714)	(1,051)
Financing activities	46,058	145

Net Cash (Used in) Provided by Operating Activities.  Net cash used in operating activities was $2.0 million for the nine months ended September 30, 2011, compared to cash provided by operations of $0.1 million for the same period in 2010. The change was primarily attributable to our net loss of $11.7 million and net negative changes in our operating assets and liabilities, partially offset by non-cash charges of $13.6 million which consisted primarily of stock-based compensation expense and depreciation and amortization expense.  Changes in operating assets and liabilities included a net decrease of $1.6 million in prepaid and other current assets related to the timing of payments made, and recognition of the services, $0.3 million related to accrued payroll and related expenses, and $0.1 million related to deferred income taxes.  These were partially offset by cash outflows from other assets of $2.9 million, an increase in deferred revenue of $1.6 million, an increase of $0.6 million in accounts payable and accrued expenses, and an increase in accounts receivables of $0.6 million resulting from billings in excess of collections.

Net Cash Used in Investing Activities. Cash used in investing activities was $40.7 million for the nine months ended September 30, 2011 as compared to cash used of $1.1 million for the same period in 2010. The change was primarily attributable to purchases of investments of $47.9 million, $12.2 million related to acquisitions, $1.8 million of capital expenditures and $1.4 million used to the purchase intangible assets. These cash outflows were partially offset by proceeds from maturities and sales of investments of $22.6 million.

Net Cash Provided by Financing Activities. Cash provided by financing activities was $46.1 million for the nine months ended September 30, 2011, compared to $0.1 million in the same period of the prior year. This resulted primarily from cash inflows from the issuance of convertible notes, net of issuance cost of $77.4 million and proceeds from the issuance of common stock under our employee purchase plan and the exercises of stock options of $5.4 million, offset partially by $1.0 million for tax payments related to the vesting of restricted stock units. Cash outflows consisted primarily of $19.2 million for the repurchase of convertible Notes and $14.4 million for the repurchase of common stock.

Our future capital requirements will depend on many factors, including the revenues we generate, the timing and extent of spending to support our product development efforts, the expansion of our sales and marketing activities, the timing of introductions of new products and enhancements to existing products, market acceptance of our on-demand service offering, our ability to offer on-demand service on a consistently profitable basis and the continuing market acceptance of our other products and any future acquisitions or other capital expenditures we may make.  However, based on our current business plan and revenue projections, we believe our existing cash and investment balances will be sufficient to meet our anticipated cash requirements as well as the contractual obligations listed above for the next twelve months.

4.75% Convertible Senior Notes due 2016

In August 2011, we completed the repurchase of $21.0 million aggregate principal amount of our convertible notes for cash of approximately $19.2 million through privately negotiated transactions, including fees of $105,000. As of September 30, 2011, $59.5 million aggregate principal amount of the convertible notes remain outstanding. For further information, please refer to Note 7 of our Condensed Consolidated Financial Statements.

Auction Rate Securities

See Note 5 of our notes to condensed consolidated financial statements for information regarding our auction rate securities.

Contractual Obligations and Commitments

On September 8, 2011 we acquired Rapid Intake, Inc. subject to a $400,000 indemnity holdback, and $500,000 in earn-out related contingent consideration.  The $400,000 indemnity holdback is to be paid one year from the date of closing, subject to any reduction for indemnity claims.  The earn-out contingent consideration of $500,000 is contingent on Rapid Intake achieving certain revenue milestones.  The estimated fair value of the earn-out contingent consideration of $450,000 and $400,000 indemnity holdback were recorded within accrued expenses at September 30, 2011.

On July 5, 2011 we acquired iCentera subject to a $1.5 million indemnity holdback, and $1.0 million in earn-out related contingent consideration.  The $1.5 million indemnity holdback is to be paid one year from the date of closing, subject to any reduction for indemnity claims.  The contingent consideration of $1.0 million is contingent on iCentera achieving certain revenue milestones and retention of certain key employees. The estimated fair value of the earn-out contingent consideration of $900,000 and $1.5 million indemnity holdback were recorded within accrued expenses at September 30, 2011.

On June 10, 2011, we acquired Litmos subject to a $600,000 indemnity holdback.  The indemnity hold back will be paid one year from the date of closing of the acquisition subject to any deductions for indemnity conditions and Litmos meeting certain employee retention requirements.  The $185,000 indemnity holdback was recorded within accrued expenses at September 30, 2011.

In May 2011, we entered into a three-year, non-cancellable agreement with a third party vendor for enterprise resource planning software. The agreement allows us to use the software for internal accounting and operational purposes. As of September 30, 2011, our future contractual commitments are approximately $256,000 in 2012 and $273,000 in 2013.

On December 23, 2010, we acquired ForceLogix subject to a $750,000 indemnity holdback. $575,000 of the indemnity hold back was paid in August 2011.  At September 30, 2011, the remaining indemnity hold back balance of $175,000 is pending resolution of specific items.

We have a 12 month commitment ending September 30, 2012 with a software vendor totaling $1.1 million. This commitment is primarily for software and database technology used in the operations of our On-Demand product in our data center.

We have a $473,000 commitment ending August 27, 2012 with another software vendor. This commitment is for the business objects reporting platform used in our On-Demand product.

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

We do not hold or issue financial instruments for trading purposes except for certain auction rate securities, and we invest in investment grade securities. We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our investment portfolios, which is approved by our Board of Directors. The guidelines also establish credit quality standards, limits on exposure to any one security issue or issuer, and limits on exposure to the type of instrument.

Financial instruments that potentially subject us to market risk are short-term investments, long-term investments and trade receivables denominated in foreign currencies.  We mitigate market risk by monitoring ratings, credit spreads and potential downgrades for all bank counterparties on at least a quarterly basis.  Based on our on-going assessment of counterparty risk, we will adjust our exposure to various counterparties as necessary.

Interest Rate Risk. We invest in a variety of financial instruments, consisting primarily of investments in money market accounts, certificates of deposit, high quality corporate debt obligations, United States government obligations, and auction rate securities.

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future as a result of changes in interest rates. At September 30, 2011, the average maturity of our investments was approximately 13 months, and all investment securities other than the one remaining auction rate security had maturities of less than 24 months. The following table presents certain information about our financial instruments except for auction rate securities at September 30, 2011 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity		Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value

Available-for-sale securities	$19,170	$23,507	$42,677	$42,616
Weighted average interest rate	0.31%	0.45%

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments.

In May 2011, we issued $80.5 million aggregate principal amount of convertible notes due in 2016. Our convertible notes have a fixed annual interest rate of 4.75% and therefore, we do not have economic interest rate exposure on the convertible notes. In August 2011, the Company completed the repurchase of $21.0 million aggregate principal amount of its convertible notes for cash of approximately $19.2 million through privately negotiated transactions, including fees of $105,000. As of September 30, 2011, $59.5 million aggregate principal amount of the convertible notes remain outstanding. For further information, please refer to Note 7 of our condensed consolidated financial statements.

Foreign Currency Risk. Our revenues and expenses, except those related to our non-United States operations, are generally denominated in United States dollars. For the three and nine months ended September 30, 2011, approximately 20% and 19%, respectively, of our total revenues were denominated in foreign currencies. At September 30, 2011, approximately 19% of our total accounts receivable was denominated in foreign currencies.  Our exchange risks and foreign exchange losses have been minimal to date. We expect to continue to transact a majority of our business in U.S. dollars.

Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency transactions. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

As of September 30, 2011, we had no outstanding foreign currency forward exchange contracts.

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

In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, a party to various litigation matters incidental to the conduct of our business, none of which, at the present time, is likely to have a material adverse effect on our future financial results.

In September 2010, Versata and Clear Technology filed suit against Callidus Software Inc. in the United States District Court for the District of Delaware.  The suit alleges that Callidus infringes two U.S. Patents 6,862,573 and 7,110,998.   We believe that the claims are without merit and intends to vigorously defend against these claims.

Item 1A. Risk Factors

Except as provided below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q filed subsequently thereto.  In addition to the other information set forth here, you should carefully consider the factors discussed in the foregoing reports, which are incorporated herein by reference. These risks are not the only risks facing us and could affect our business, financial condition and operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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

Our transition to a recurring revenue model resulted in non-GAAP quarterly operating profits starting in the third quarter of 2010 and continuing into the third quarter of 2011.  However, the profits were insufficient to offset losses over those periods.  If we cannot increase our total and recurring revenues, continue to improve our gross margins, and control our costs, our future results of operations and financial condition will be negatively affected.

We recently transitioned our infrastructure engineering, management and deployment functions from external to internal resources, and we may not realize the anticipated cost savings and operational goals from such transition.

Our software delivers solutions by using an integrated architecture environment.  We recently transitioned from using a third-party firm to support and perform operational and infrastructure functions for our SaaS offerings to conducting these functions internally.  Our systems, procedures or controls might not be adequate to support such changes.   Further, these functions are complex and disruptions to the environment, regardless of the cause, may result in increased exposure to remediation efforts and liability claims against us for breach of service level commitments to our customers, customer terminations and damage to our reputation and future business prospects.  In addition, since we are now relying on our internal organization to support a function once managed by third party professionals, we may be unable to recruit, retain and motivate highly skilled operations and infrastructure employees. If we are unable to successfully leverage our operating cost investments our desire to improve our gross margins as a part of this effort may not materialize.

Acquisitions and investments present many risks.  We may not realize the anticipated financial and strategic goals for any such transactions, and may not be able to successfully integrate and manage the acquired businesses.

We continue to evaluate opportunities to expand and enhance our product and services offerings to meet our customers’ needs, increase our market opportunities and grow revenues, both through internal development efforts and external acquisitions and partnerships.  We have completed six acquisitions in 2011, and we may continue to acquire or make investments in other companies, products, services and technologies in the future.  Acquisitions and investments involve a number of risks, including the following:

•             our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of overseeing geographically and culturally diverse locations;

•             we may have difficulty integrating and managing the acquired technologies or products with our existing product lines, and in maintaining uniform standards, controls, procedures and policies across locations;

•             we may find that the acquired business or assets do not further our business strategy, or that we overpaid for the business or assets, or that we do not realize the expected operating efficiencies or product integration benefits;

•             we may fail to uncover or realize the significance of certain liabilities and other issues that we assume from an acquired business or otherwise become exposed to, such as claims from terminated employees or third-parties and unfavorable revenue recognition or other accounting practices;

•             the benefits that we anticipated from an acquisition, such as an increase in revenues, may not materialize if, for example, a larger number of customers that we expected choose not to renew software and services or if we are not able to cross-sell the acquired company’s products and services to our existing customer base;

•             we may experience challenges in, and have difficulty penetrating, new markets where we have little or no prior experience and where competitors have stronger market positions;

•             we may have difficulty integrating the personnel of the acquired business and in retaining the key employees, and to the extent we issue shares of stock or other rights to purchase stock, including options, to such individuals, existing stockholders may be diluted;

•             we may experience customer confusion as a result of product overlap, particularly when we offer, price and support various product lines differently;

•             we may experience significant problems or liabilities associated with product quality, technology and legal contingencies, including intellectual property-related disputes and write-off of goodwill or other intangible assets; and

•             our use of cash consideration for one or more significant acquisitions may require us to use a substantial portion of our available cash or incur substantial debt, and if we incur substantial debt, it could result in material limitations on the conduct of our business.

These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. In addition, from time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated, which could result in significant diversion of management time, as well as out-of-pocket expenses.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three, six and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2011.

CALLIDUS SOFTWARE INC.

By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer,
Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Exhibit
Number	Description

31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three, six and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements