Form 10-K
period 2011-12-31
CALLIDUS SOFTWARE INC
filed 2012-03-13
CIK 1035748

Use these links to rapidly review the document

CALLIDUS SOFTWARE INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant's common stock on June 30, 2011, as reported on the NASDAQ Global Market, was approximately $176.2 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of March 1, 2012, the Registrant had 34,598,702 shares of its common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant is incorporating by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2011 Annual Meeting of Stockholders to be held on June 6, 2012.

CALLIDUS SOFTWARE INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2011

© 2012. Callidus Software Inc. All rights reserved. Callidus, Callidus Software, the Callidus Software logo, CallidusCloud, the CallidusCloud logo, TrueComp Manager, ActekSoft, ACom3, ForceLogix, Salesforce Assessments, iCentera, Webcom, LeadFormix, Litmos, the Litmos logo, and Rapid Intake are trademarks, service marks, or registered trademarks of Callidus Software Inc. and its affiliates in the United States and other countries. All other brand, service or product names are trademarks or registered trademarks of their respective companies or owners.

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

 PART I

Item 1.    Business

Callidus Software Inc.

        Incorporated in Delaware in 1996, Callidus Software Inc. is a market and technology leader in cloud-based solutions for sales effectiveness, sold to companies of every size throughout the world. Our customers use sales effectiveness solutions to optimize investments in sales planning and performance, specifically in the areas of sales and channel quota, coverage, incentive management, and coaching and training. Our solutions enable businesses to achieve new insights into the principal levers that drive sales force performance so they can repeat sales successes for sustainable, predictable sales growth. Sales effectiveness programs are key vehicles in aligning sales and channel partner goals with top business objectives.

        At the end of 2011, Callidus adopted a new brand identity, "CallidusCloud", to more accurately reflect our cloud-based solutions and technology roadmap. Callidus Software, Inc. is currently doing business as "CallidusCloud" (referred to herein as "CallidusCloud", Callidus", "we" and "our".

        The CallidusCloud™ solution suite helps businesses drive sales productivity across every stage of the sales talent lifecycle, from making the right sales hire, to making it easier to sell, to motivating sales execution with targeted incentives and rewards, to building a knowledge-based work culture with high frequency coaching and development. The CallidusCloud platform is composed of the Hiring Cloud, the Marketing Cloud, the Sales Effectiveness Cloud and the Learning Cloud.

        CallidusCloud's solution suite has undergone a dramatic expansion in the last year with the acquisition of ForceLogix, Inc. (sales coaching), Salesforce Assessments, Inc. (sales hire testing), iCentera, Inc. (sales enablement), Litmos Limited (learning), Rapid Intake, Inc. (content authoring), Webcom, Inc. (configure-price-quote, or CPQ) as well as the successful launch of the Monaco Summer 2011 release and Sales Selector, an online sales recruiting solution that brings together video interviewing with online temperament assessments. On January 3, 2012, CallidusCloud acquired LeadFormix, the leader in next-generation marketing automation and leads management. There is now one or more CallidusCloud solution available to enable any company, regardless of size, geography and vertical, to drive productivity in their sales organization.

        While we offer our customers a range of purchasing and deployment options, from on-demand subscription to on-premise term licensing, our business and revenue model is focused on recurring revenue.

        Our software consulting services provide customers with a full range of sales effectiveness solution implementations, system upgrades, compensation plan enhancements, migration assistance, reporting and integration consulting and solution architecture services.

        As of December 31, 2011, over 2.5 million salespeople, brokers and channel representatives had their sales performance managed by our products.

Products

        The CallidusCloud product suite provides an end-to-end Software as a Service ("SaaS") solution for all aspects of sales effectiveness, including sales hiring, sales enablement and collaboration, CPQ solutions, incentive design and payment, sales coaching and optimization, and learning management including content authoring. Our products combine a complete SaaS-based solution with an award-winning reporting and analytics framework, and workflow functionality. While our horizontal solution is applicable to every industry, CallidusCloud additionally provides value-added industry-specific solutions, particularly in financial services and insurance, telecommunications, life sciences and pharmaceuticals, and technology. CallidusCloud solutions are cross-platform and standards-based, enabling them to be integrated with a wide range of IT systems and processes. CallidusCloud also provides packaged integration with Salesforce.com and Netsuite, enabling an organization's sales team to seamlessly access our applications from its Sales Force Automation/Customer Relationship Management system.

        Leveraging the on-demand service, organizations gain the benefit of sales effectiveness with a rapid deployment that provides flexibility, efficiency, cost savings, security, and reliability. Callidus On-Demand can be configured with a selection of business process outsourcing levels and options that suit an organization's business objectives, requirements, and resources. Our on-demand customers rely on our technical operations services to provide the infrastructure, including operations and software application operations layers required for sales performance management.

        Customers that prefer to run our products on their own premises can purchase term, or in certain cases, perpetual licenses. Our term license offering gives our customers the right to use our products for a period of time, typically 12 to 36 months. Fees under the term licenses are generally billed annually. Thus, the up-front cost to purchase a term license is significantly lower than that of a perpetual license. We started offering term licenses on several of our products in the third quarter of 2009.

        Our products currently offered are listed below.

The Hiring Cloud

Callidus Hiring Cloud comprises the following products:

        CallidusCloud Sales Selector, a new product launched in late 2011, based on the Salesforce Assessments platform, acquired in the first quarter of 2011, delivers a unique combination of online video interviewing, assessment testing, and social benchmarking designed to enable sales managers to rapidly evaluate candidates based on selling technique, sales temperament, and proven performance.

The solution accelerates the sales selection and hiring processes, so managers can interview more sales candidates more rapidly, while reducing the risk of costly hiring mistakes.

        The Sales Test, also based on the Salesforce Assessments platform, is an online sales testing tool that enables companies to hire the right sales professionals based on different sales roles in the organization, and furnishes managers with indicative performance scores, interview guidelines, capability tables, and reference check guidelines specific to each candidate.

The Marketing Cloud

The Callidus Marketing Cloud comprises of the following products:

        LeadFormix Marketing Automation and Lead Management, from the LeadFormix acquisition in the first quarter of 2012, enables sales teams to rapidly identify and reach decision makers, and close deals faster. LeadFormix empowers the sales team with superior lead intelligence and prospect information, provides analytics which help marketing and sales teams identify the right business opportunities to pursue, and delivers sophisticated lead scoring algorithms which enable both teams to prioritize leads by jointly deciding the ideal lead score to be considered 'sales-ready'.

The Sales Effectiveness Cloud

Callidus Sales Effectiveness Cloud comprises the following products and modules:

        Commissions (TrueComp® Manager), which automates the modeling, design, administration, reporting, and analysis of commissions and incentive programs based on customer-defined key performance indicators ("KPIs"), including profitability of sales or customer value, orders, and new product introduction or geographic expansion. The solution provides a flexible, user-maintainable system that can be easily modified throughout fiscal periods based on organizational or market changes. The solution also provides sophisticated modeling functionality to enable organizations to simulate different organizational, incentive, and/or market scenarios and project financial results and sales expenditures. This combined modeling functionality enables organizations to structure efficient incentive plans and assess their cost to the organization.

        Sales Coach, which enables businesses to rank sales professionals based on different KPIs from multiple data stores across the enterprise, identify the core activities and behaviors that drive top performance, and then coach their sales professionals to replicate the performance of their stars. This product was initially offered through resale. However, with the completion of our acquisition of Forcelogix assets in the first quarter of 2011, it is now offered as part of our SaaS solution set.

        Objectives, which enables organizations to design and deploy strategic objective-based bonus plans and long-term incentive programs to drive business critical to the company's longer term development.

        Quotas, designed to provide sales and finance teams with a solution that ensures sales quotas are allocated fairly based on market performance and coverage, on time, and are aligned with corporate revenue goals.

        Communicator, designed to help accelerate and streamline communications with a business' sales force and sales channels to help drive higher impact and more consistent results with incentive deployments.

        Channel Management and Onboarding, designed for companies with large independent channels that need one central location to manage agent, producer, and partner onboarding, data management, and incentive management.

        Insight, which delivers a centralized visibility of financial and sales performance across a company's sales force and channel.

        ActekSoft ACom3™, which provides automation in integration, plan configuration, producer management, payout calculation, and communication. ACom3 is built for business users, with product development focused on continual expansion of core product functionality to ensure ACom3 delivers end to end automation. The result of this focus is a highly user configurable system supporting rapid deployment, ease of use, and reduced operational complexity.

        Sales Collaboration, from iCentera, acquired in the third quarter of 2011, is a cloud and mobile solution designed to provide real-time sales guidance, delivering easy to use, customizable, private websites that enable marketing, subject experts, solution leaders and sales to quickly collaborate. The solution enables companies to deliver the knowledge, assets, tools, and resources across their sales network to help sales effectively share best practices and relevant information so they can rapidly communicate value to the buyer and win more business when they need it most—when selling.

        CallidusCloud CPQ (Configure-Price-Quote), from Webcom Inc., acquired in the fourth quarter of 2011, is a cloud and mobile solution that makes the quoting and selling process simpler, faster, and cheaper. Sales personnel are provided with the right questions to better understand what solution the buyer needs and rapidly translate these into a quote featuring the optimum combination of products and services. Cross-sell and up-sell opportunities are highlighted to increase the deal size and value to the customer. Further since quotes are automatically generated, costly product configuration errors are eliminated, margin is preserved, and precious sales time is saved.

The Learning Cloud

The Callidus Learning Cloud comprises of the following products:

        Litmos Learning Management System ("LMS"), from the Litmos acquisition in the second quarter of 2011, enables companies to quickly deploy training content to their staff and channel partners over the cloud. Designed from the ground up to be easy to deploy and easy to use, the product helps lower training costs and improve performance while giving users the flexibility to consume training content at their convenience. Fully SCORM (Sharable Content Object Model)-certified, the Litmos LMS supports content created in many formats using a wide range of tools, including our own Rapid Intake.

        Rapid Intake, from the Rapid Intake acquisition in the third quarter of 2011, helps course developers collaboratively create courses once and publish to both desktop browsers and mobile devices in one joint package. All output is SCORM compliant and works on PCs, Macs, and most touchscreen mobile devices. Rapid Intake's eLearning Studio™ and mLearning Studio™ products enable instructional designers and content owners to collaboratively create interactive courses built on proven learning patterns, regardless of skill levels, and deliver them over the cloud on desktops, laptops and mobile devices.

Services

        CallidusCloud provides a full range of services to our customers, including professional services, sales operations services, maintenance and technical support services, and educational and professional development services.

        Professional Services.    Callidus provides integration and configuration services to our customers and partners. Professional services typically include the identification and sourcing of legacy data, configuration of application rules to create compensation and coaching plans, set up of pre-defined reports and custom reports, and the ability to interface our hosted application with other applications used by our customers. Configuration and other professional services related to our software can be performed by our customers, or at their discretion, by us or third-party implementation providers. We also provide services to our implementation partners to aid them in certain projects and training programs. In addition, we provide Callidus Strategic and Expert Services to help customers optimize incentive compensation business processes and management capability. The professional services we perform are generally performed on a time and materials basis.

        Sales Operations Services.    Callidus provides a suite of value-added business outsourcing solutions designed to drive specific customer outcomes. Each solution includes clearly defined engagement plans, rapid deployment methods, and a proven track record of delivering value to customers. Services include Sales Operations Management for managing day-to-day operations and maintenance of the sales effectiveness system; Sales Performance Management for designing and deploying the right territory, quota, incentive plan, and coaching strategy to drive specific financial targets; Sales Performance Intelligence for analysis of capacity, coverage, and incentive effectiveness; and Sales Performance Optimization for benchmarking and tuning of the SPM system.

        Maintenance and Technical Support Services.    Callidus has maintenance and technical support centers in the United States and India. We currently offer two levels of support, standard and premium, which are generally provided on a yearly basis. Under both levels of support, our customers are provided with online access to our customer support database, telephone, web and e-mail support, and all product enhancements and new releases. In addition, online chat is offered to customers as an alternative option. In the case of premium support, our customers are provided with access to a support engineer 24 hours a day, 7 days a week. In addition, customers who subscribe to standard or premium support can access remote technical account manager to assist with management and resolution of support requests.

        Education and Professional Development Services.    Callidus offers a comprehensive set of over 20 performance-oriented, role-based training courses for our customers, partners, and employees. Our educational services include self-service web-based training, classroom training, virtual training with off-site instructor, on-site training, and custom training. Our professional certification is available to promote standards for SPM professionals who demonstrate the ability to implement our suite of products.

Operations, Technology and Development

        CallidusCloud offers our customers various options to purchase and deploy our products, primarily through on-demand, SaaS subscription and on-premise time based term license. By using Callidus on-demand services, organizations gain the benefit of sales effectiveness with a rapid deployment that provides flexibility, efficiency, cost savings, security, and reliability. Callidus On-Demand can be configured with a selection of service levels and options that suit an organization's business objectives, requirements, and resources. Callidus On-Demand customers rely on our Technical Operations services to provide the infrastructure, infrastructure operations, and Callidus Software application operations layers required for sales effectiveness and sales performance management. In addition to Technical Operations, we make Sales Operations services available to all customers. Sales Operations provides plan and reporting administration services, which includes compensation plan maintenance, coaching plan management, portal management, report design and maintenance, customer service, issue resolution, and production support. Customers selecting this service do not need to hire and train an administration team to design and run the system.

        We have developed our on-demand infrastructure on a high-performance fault tolerant network with the goal of maximizing the availability, performance, and security of our application. We serve our customers primarily through a third party facility, Raging Wire, located in California and second data center located in Virginia owned by Latisys Systems to better serve the European market. Our hosting operations incorporate state-of-the-art x86 hardware running Solaris and Linux operating systems with a highly scalable proprietary grid computing engine. This allows us to support small and medium sized business at a low cost with the flexibility to scale to large and complex customer environments. Our hosting infrastructure and application architecture enables us to offer a service level commitment to our customers of 99% uptime per period, excluding designated periods of maintenance. We have adopted information security policies modeled on the ISO 27001 guideline, we are SAS 70 Type 2, certified and we are compliant with the applicable HIPPA security guidelines.

        We organize the development staff along product lines, with an engineering services group providing centralized support for quality assurance, technical documentation, and advanced support. In 2011, 2010 and 2009, we recorded research and development expenses of $12.0 million, $10.4 million and $13.9 million, respectively. These expenses include stock-based compensation.

Customers

        While our products and services can serve the sales effectiveness needs of all companies, we have driven particular penetration with our solutions and expertise in the telecommunications, insurance, banking, technology, and life sciences/pharmaceuticals markets. In 2011, 2010 and 2009, no customer accounted for more than 10% of our total revenues. Americas' revenues represented 83%, 88% and 87% of our total revenues in 2011, 2010 and 2009, respectively, with the remainder generated in Europe and the Asia Pacific region.

        We ended 2011 with over 900 customers on annual plans, and by the first quarter 2012 had over 1,134 customers on annual plans, based on our acquisition of the marketing automation leader, LeadFormix.

Sales and Marketing

        We sell and market our software through a direct sales force and in conjunction with our external partners. In the United States, we have sales and service offices in Austin, Texas; Birmingham, Alabama; Milwaukee, Wisconsin; New York, Chicago, Illinois; Salt Lake City, Utah; and Pleasanton, California (HQ). Outside the United States, we have sales and service offices in Australia, Hong Kong, Singapore, and the United Kingdom.

        Sales.    Our direct sales force, consisting of account executives, technical pre-sales engineers and field management, is responsible for the sale of our products to global enterprises across multiple industries, and is organized into geographic, new business and install-based territories.

        Marketing.    Our marketing activities include product and customer marketing functions as well as marketing communications. Product marketing is responsible for defining new product requirements, managing product life cycles, and generating content for sales collateral and marketing programs. Marketing communications is focused on both primary demand generation efforts to help increase awareness of sales effectiveness, and secondary demand generation efforts to drive sales leads for our products and services. This is done through multiple channels, including advertising, webcasts, industry events, email marketing, web marketing, and telemarketing. In addition, our corporate website is optimized to drive prospects to our solutions and generate additional sales opportunities.

Alliances and Partnerships

        We actively promote and maintain strategic relationships with systems integrators, consulting organizations, independent software vendors, value-added resellers, and technology providers. These relationships provide both customer referrals and co-marketing opportunities, which have helped expand our customer base. On a national and global basis, we have established alliances with partners such as Accenture, Canidium and OpenSymmetry.

Competition

        Our principal competition comes from Oracle Corporation and internally developed software solutions. We also compete with other software and consulting companies that generally focus on specific industries or sectors, including:

  •
  Hiring: HireVue and InterviewStream.

  •
  Marketing: Eloqua, Marketo, and Pardot.

  •
  Sales Effectiveness: BigMachines, Cameleon Software, Merced Systems, Synygy, SAVO, and Sterling Commerce, Varicent Software and Xactly Corporation.

  •
  Learning: Adobe Systems, Saba, SuccessFactors, SumTotal Systems and Taleo.

        We believe that the principal competitive factors affecting our market are:

  •
  industry-specific domain expertise;

  •
  scalability and flexibility of solutions;

  •
  quality of customer service;

  •
  functionality of solutions; and

  •
  total cost of ownership.

        We believe that we compete effectively with the established enterprise software companies due to our focus, established market leadership, domain expertise, comprehensive suite and roadmap of solutions beyond core commission management, and highly scalable architecture. We believe we have more fully developed the domain expertise necessary to meet the dynamic requirements of our customer's current and future complex sales performance and sales effectiveness programs.

        We believe our on demand offering competes favorably with the competition in terms of speed of implementation, reliability, security, scalability, and portability. The addition of our newly acquired solutions further enhanced our ability to provide comprehensive sales effectiveness solution delivered from a single vendor. While our competitors offer viable market alternatives, we believe that we have developed superior breadth and depth of functionality demanded by specific vertical markets, while providing increased operational flexibility to support more rapid deployment capability. Additionally, we have created substantial product differentiation by adding features to our products that are specific to each of our target markets, and that scale to growing business needs.

        We believe that our products offer a more cost-effective and complete alternative to internally developed solutions. Internally-developed solutions are generally expensive, inflexible, and difficult to maintain for companies with increasingly complex sales performance programs and sales channels, thereby increasing total cost of ownership and limiting the ability to implement programs that effectively address targeted business objectives.

        Although we believe that our products and services currently compete effectively with those of our competitors and internally-developed solutions, the market for sales effectiveness products is rapidly evolving. Our larger competitors have significantly greater financial, technical, marketing, service, and other resources. Many of these companies also have a larger installed base of users, longer operating histories, and greater name recognition. Our competitors may also be able to respond more quickly to changes in customer requirements, or may announce new products, services, or enhancements that better meet the needs of customers or changing industry standards. In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Increased competition may cause price reductions, reduced gross margins, and loss of market share.

Intellectual Property

        Our success and ability to compete is dependent, in part, on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and intellectual property.

        Our agreements with customers include restrictions intended to protect and defend our intellectual property rights. We also require our employees, contractors and many of those with whom we have business relationships to sign confidentiality agreements.

        Some of our products include third-party software that we license. While third-party software comprises important elements of our product offerings, such software is commercially available and we believe there are other commercially available substitutes that can be integrated with our products on reasonable terms. In certain cases, we believe that we could develop substitute technology to replace these products if these third-party licenses were no longer available on reasonable terms.

Employees

        As of December 31, 2011, we had a total of 379 employees. Of those employees, 73 were in sales and marketing, 81 were in research and development and technical support, 92 were in professional services and training, 76 were in on-demand operations, and 57 were in general and administration. We consider our employee relations to be good and have not experienced interruptions of operations due to labor disagreements.

Executive Officers of the Company

        The following table sets forth certain information with respect to our executive officers as of December 1, 2011:

Name	Age	Position	Executive Officer Since
Leslie J. Stretch	50	President; Chief Executive Officer	2005
Ronald J. Fior	54	Senior Vice President, Finance and Operations; Chief Financial Officer	2002
V. Holly Albert	52	Senior Vice President, General Counsel and Corporate Secretary	2006
Meredith Calvert	37	Senior Vice President, Customer Service and Support	2010
Jimmy C. Duan	49	Senior Vice President, International Sales	2008
Michael L. Graves	41	Senior Vice President, Engineering	2007
Lorna Heynike	40	Senior Vice President, Marketing	2009
Saied R. Karamooz	47	Senior Vice President, Client Services	2010
Cindy Eppard	47	Senior Vice President, Chief Talent Officer	2011

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

        Ronald J. Fior has served as our Senior Vice President, Finance and Operations and Chief Financial Officer since April 2006. Mr. Fior previously served as our Vice President, Finance and Chief Financial Officer from September 2002 to April 2006. From December 2001 to July 2002, Mr. Fior served as Vice President of Finance and Chief Financial Officer for Ingenuity Systems, a bioinformatics software development company. From July 1998 until October 2001, Mr. Fior served as Chief Financial Officer and Vice President of Finance and Operations of Remedy Corporation, an enterprise software applications company. Prior to this, Mr. Fior served for 13 years as Chief Financial Officer of numerous divisions and companies within the publishing operations of The Thomson Corporation, including the ITP Education Group and the International Thomson Publishing Group. Mr. Fior holds a Bachelor of Commerce degree from the University of Saskatchewan, Canada, and is a Chartered Accountant.

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

        Meredith Calvert has served as our Senior Vice President, Customer Service and Support since June 2010. Ms. Calvert served as our Vice President, Technical Services and Business Operations, from March 2008 to May 2010, Director of Technical Support from May 2006 to February 2008, and Call Center Manager from January 2004 to April 2006. Prior to joining Callidus Ms. Calvert served in a variety of roles at Journee Software, an enterprise application software company focused on data integration solutions, and PCOrder, an enterprise application software company focused on hardware delivery solutions, including Support Manager and Program Manager from December 1998 to January 2004. Ms. Calvert holds a Bachelor of Science degree in Business Administration from Texas Tech University.

        Jimmy C. Duan has served as our Senior Vice President, International Sales since July 2011. Mr. Duan has also served as our Senior Vice President, Asia Pacific and Latin America from February 2010 to July 2011, and Senior Vice President, Mid-Market Business from October 2008 to February 2010, Vice President, Strategic Services from October 2005 to April 2006, Managing Director, Expert Services from April 2004 to September 2005, and Managing Director, Western Area Consulting from March 2001 to March 2004. From February 2008 to October 2008, Mr. Duan was employed by Xactly Corporation, an on-demand sales compensation solution provider, serving as its Vice President, Products and Professional Services and as its Vice President, Client Services from May 2006 to January 2008. Mr. Duan also served as Director of Business Intelligence and Data Warehousing at Quovera, a business consulting and technology integration provider, from May 1999 to March 2001 and as Solutions Manager at Talus Solutions, a pricing and revenue management software solution provider, from October 1996 to May 1999. Mr. Duan holds a B.S. in Engineering from Central-South University in China and a Ph.D. in Industrial and Systems Engineering from Virginia Tech.

        Michael L. Graves has served as our Senior Vice President, Engineering since February 2007. Mr. Graves served in a variety of roles at Oracle Corporation, an enterprise application software company, from October 1997 to February 2007, most recently as Vice President of Engineering, Oracle Applications from January 2006 to February 2007, and Senior Director of Engineering from October 1997 to January 2006. Mr. Graves holds a B.S. in Finance-Economics from the University of California, Berkeley.

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

        Saied R. Karamooz has served as our Senior Vice President, Client Services since May 2010. Prior to joining Callidus, from January 2009 to April 2010, Mr. Karamooz was on a personal sabbatical and from September 2003 to December 2008, he was a partner at Accenture, a global management consulting, technology services and outsourcing company. Mr. Karamooz holds a B.S. degree in Computer Science, an MBA, and an M.S. degree in Information Sciences from Pennsylvania State University.

        Cindy Eppard has served as our Senior Vice President, Chief Talent Officer since July 2011. Prior to that, Mrs. Eppard was our Vice President, Human Resources from August 2009 to June 2011, and our Senior Director, Human Resources from October 2008 to July 2009, Director of Human Resources from August 2005 to September 2008, Senior Manager, Human Resources from July 2005 to August 2005, and Human Resources Manager from March 2004 to June 2005. Prior to joining Callidus, Mrs. Eppard managed various corporate programs, domestic & international benefits and workers compensation for McAfee (Network Associates) as well as 401(k) Plan, HRIS management and stock administration for ASML (Silicon Valley Group). Cindy holds a B.A. degree in Management from St. Mary's College of California.

Available Information

        We make available, free of charge, on our website (www.calliduscloud.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other periodic reports as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission.

Item 1A.    Risk Factors

Factors That Could Affect Future Results

        We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The risks discussed in this Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

RISKS RELATED TO OUR BUSINESS

         Acquisitions and investments present many risks. We may not realize the anticipated financial and strategic goals for any such transactions, and may not be able to successfully integrate and manage the acquired businesses.

        We continue to evaluate opportunities to expand and enhance our product and services offerings to meet our customers' needs, increase our market opportunities and grow revenues, both through internal development efforts and external acquisitions and partnerships. We completed six acquisitions in 2011, and we may continue to acquire or make investments in other companies, products, services and technologies in the future. Acquisitions and investments involve a number of risks, including the following:

  •
  the benefits that we anticipated from an acquisition, such as an increase in revenues, may not materialize if, for example, a larger number of customers that we expected choose not to renew product and services or if we are not able to cross-sell the acquired company's products and services to our existing customer base;

  •
  we may have difficulty integrating the personnel of the acquired business and in retaining the key employees, and to the extent we issue shares of stock or other rights to purchase stock, including options, to such individuals, existing stockholders may be diluted;

  •
  our ongoing business and management's attention may be disrupted or diverted by transition or integration issues and the complexity of overseeing geographically and culturally diverse locations;

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

         We have a history of losses, and we cannot assure you that we will sustain our recent non-GAAP profitability.

        Our recurring revenue model resulted in Non-Generally Accepted Accounting Principles ("Non-GAAP") quarterly operating profits starting in the third quarter of 2010 and continuing throughout 2011. However, the profits were insufficient to offset GAAP losses over those periods. Specifically, on a GAAP basis, we incurred net losses of $16.1 million in 2011, which follows net losses of $12.7 million and $18.0 million in 2010 and 2009, respectively. Revenues from perpetual licenses and professional services continue to be below historical levels, and we do not expect revenues from either to return to the levels we experienced prior to our transition to a recurring revenue model. To maintain non-GAAP profitability, we must further increase our total revenues, principally by growing our recurring revenue offerings by entering into more and/or larger transactions, maintaining or reducing the rate of existing customer cancellations, and ensuring that our cost structure is aligned with our recurring revenue model. If we cannot increase our recurring revenue, our future results of operations and financial condition will be adversely affected and we may be unable to maintain non-GAAP profitability.

        We continue to monitor and manage our expenses in an effort to further optimize our performance for the long-term. However, there is no assurance that these steps will be adequate and unforeseen expenses, difficulties or delays may prevent us from realizing our goals. We may need to incur restructuring expenses or implement other cost reduction efforts in the future and, even with these or any future actions, we cannot be sure that we will sustain profitability on a quarterly or annual basis in the future. In addition, we cannot be certain that steps taken to control our costs in the near term will not adversely affect our prospects for long-term revenue growth. If we cannot increase our total revenues, continue to improve our gross margins, and control our costs, our future operating results and financial condition will be negatively affected.

         If we are unable to increase the profitability of our recurring revenue products and services, our operating results could be adversely affected.

        We have invested, and expect to continue to invest, substantial resources to expand, market, and refine our recurring revenue products and services offerings. Our recurring revenue business model, and our on-demand services in particular, has generally generated much lower gross margins than our traditional perpetual license sales. If we are unable to continue increasing the volume of our on-demand business or improving gross margins in our recurring revenue product and services offerings, we may not be able to achieve sustained profitability and our operating results and financial condition will be adversely affected. Factors that could harm our ability to improve our gross margins include:

  •
  Increased cost of third party services providers, including hosting facilities for our on-demand operations and professional services contractors performing implementation and technical support services to on-demand customers as well as inefficiencies, delays and unacceptable quality from such vendors;

  •
  our inability to maintain or increase the prices customers pay for our products and services based on competitive pricing pressures and limited customer demand;

  •
  significant attrition as customers decide for their own economic or other reasons to not renew their on-demand contracts;

  •
  the inability to implement, or delays in implementing, technology-based efficiencies and efforts to streamline and consolidate processes to reduce operating costs;

  •
  customer contractual requirements that delay revenue recognition until customer implementations commence production operations or customer-specific requirements are met;

  •
  higher wage and benefits costs for our existing personnel or the need to increase the number of our employees to support increasing customer demands for our professional services, technical support or general operations;

  •
  increased costs of integrating the new acquisitions and related products; and

  •
  increased cost to license and maintain third party software embedded in our solution or the cost to create or substitute such third party software if it can no longer be licensed on commercially reasonable terms.

         Breaches of security or failure to safeguard customer data could create the perception that our products and services are not secure, causing customers to discontinue or reject the use of our products or services and potentially subject us to significant liability. Implementing, monitoring and maintaining adequate security safeguards may be costly.

        Our on-demand service allows our customers to access our solution and transmit confidential data, including personally identifiable individual data of their employees, agents, and customers over the Internet. We also store data provided to us by our customers on servers in a third-party data warehouse. In addition, we may have access to confidential and private individual data as part of our professional services organization activities, including implementation, maintenance and support of our software for term and perpetual license customers.

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

        If we do not adequately safeguard the information imported into our solution or otherwise provided to us by our customers, or if third parties penetrate our systems or security and misappropriate our customers' confidential information, our reputation may be damaged and we may be sued and incur substantial damages in connection with such disclosures or misappropriations. Even if it is determined that our security measures were adequate, the damage to our reputation may cause customers and potential customers to reconsider the use of our products and services, which may have a material adverse effect on our results of operations.

         Decreases in retention rates for customer on-demand subscription or on-premise maintenance arrangements could materially impact our future revenues or operating results.

        Our customers have no obligation to renew our on-demand service or maintenance support transactions after the expiration of the respective initial subscription or maintenance period, which is typically 12 to 24 months, and some customers have elected not to renew. Our customers may renew for fewer payees or renew for shorter contract lengths. In addition, we offer a pay-as-you-go model, whereby customers can pay for our on-demand service on a monthly basis without a long-term commitment, which may unexpectedly increase the rate of customer non-renewals and thus negatively affect our recurring revenue during a particular reporting period. Accordingly, although renewal rates have remained relatively consistent for our on-demand and license customers, there is no assurance that this will continue with the addition of our new acquired products. If our customers' renewal rates decline or fluctuate as a result of a number of factors, including their reduced spending levels, their decision to do more of the work themselves internally, or dissatisfaction with our service, our revenue will be adversely affected and our business will suffer.

         Our success depends upon our ability to develop new products and services and enhance our existing products and services rapidly and cost-effectively. Failure to successfully introduce new or enhanced products and services may adversely affect our operating results.

        The SaaS sales effectiveness solution and cloud computing markets are characterized by:

  •
  Rapid technological advances;

  •
  changing customer needs; and

  •
  frequent new product introductions and enhancements.

        To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, achieve market acceptance and effectively respond to competition, we must quickly identify emerging trends and requirements, accurately define and design enhancements and improvements for existing products and services, and introduce new products and services. Accelerated introductions and short product life cycles for products and services require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products or services we develop may not be introduced in a timely manner or be available in a distribution model acceptable to our target markets, and may therefore not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to quickly and successfully to develop or acquire and distribute new products and services cost-effectively, or enhance existing products and services, or if we fail to position and price our products and services to meet market demand, our business and operating results will be adversely affected.

         Our migration and use of offshore product development, support and professional services may prove difficult to manage or of inadequate quality to allow us to realize our cost reduction goals and produce new products and services and provide professional services in order to drive growth.

        We currently use an India-based firm to provide certain engineering services for product development, customer technical support and professional consulting services. We are currently in the process of migrating these services to our wholly-owned Indian subsidiary, although we expect to use other offshore third-parties to perform technical services in the future. Bringing these functions internally requires us to successfully integrate these individuals and we may not realize the anticipated benefits and cost savings. In addition, we only acquired our Indian subsidiary as part of the LeadFormix, Inc. acquisition in January 2012, and we may experience problems integrating these operations with our existing operations and customer environment. Our use of offshore resources to perform new product and services development, and provide support and professional consulting efforts has also required, and will continue to require, detailed technical and logistical coordination to ensure that international resources are aware of and understand development specifications and customer support, implementation and configuration requirements and that they can meet applicable timelines or, if they are not met, that any delays are not significant. We may not be able to maintain acceptable standards of quality in support, product development and professional services. We may also not be able to protect our intellectual property with third party service providers, even though we have protections under our agreements with them. If we are unable to successfully maintain the quality of services provided by our international third-party service providers, our attempts to reduce costs and drive growth through new products and margin improvements in technical support and professional services may be negatively impacted, which would adversely affect our results of operations. Outsourcing services to offshore providers may expose us to misappropriation of our intellectual property or that of our customers, or make it more difficult to defend our rights in our technology.

         Errors in our products and interruptions in our services could be costly to correct and time consuming to repair, and adversely affect our reputation and impair our ability to sell our products and services.

        Our products and services are complex and, accordingly, they may contain errors, or "bugs." Any errors or vulnerabilities could be extremely costly to correct, materially and adversely affect our reputation and impair our ability to sell our products and services. Further, our efforts to reduce costs by employing more subcontracting personnel to perform product development, technical support, professional services and application hosting tasks may make it more difficult for us to timely respond to product errors and service interruptions. Moreover, customers relying on our products to calculate and pay incentive compensation may have a greater sensitivity to product errors, security vulnerabilities and service interruptions than customers for other products in general. If we incur substantial costs to correct any product errors or repair service availability issues, our operating margins would be adversely affected.

        Furthermore, we rely on internal resources and facilities to deliver our on-demand solution. These facilities are vulnerable to damage and service interruptions particularly considering they are located in areas known for risks from natural and other types of disasters such as earthquakes, hurricanes, floods, power losses, and telecommunications failures. Interruptions in the services provided by these facilities may result in unexpected and possibly lengthy service interruptions. Any service interruptions, regardless of the cause, may result in material liability claims against us for breach of service level commitments to our customers, customer terminations and damage to our reputation.

        Because our customers depend on our products and services for their critical business functions, any interruptions could result in:

  •
  Lost or delayed market acceptance and sales of our products and services;

  •
  product liability suits against us;

  •
  diversion of development resources; and

  •
  substantially greater service level credits and warranty costs.

         We may not realize the anticipated cost savings and operational goals from the recent transition of our infrastructure engineering, management and deployment functions from external to internal resources.

        Our products and services deliver solutions by using an integrated architecture environment. In the third quarter of 2011, we transitioned from using a third-party firm to support and perform operational and infrastructure functions for our SaaS offerings to conducting these functions internally. Our systems, procedures or controls might not be adequate to support such changes. Further, these functions are complex and disruptions to the environment, regardless of the cause, may result in increased exposure to remediation efforts and liability claims against us for breach of service level commitments to our customers, customer terminations and damage to our reputation and future business prospects. In addition, since we are now relying on our internal organization to support a function once managed by third party professionals, we may be unable to recruit, retain and motivate highly skilled operations and infrastructure employees. If we are unable to successfully leverage our operating cost investments our desire to improve our gross margins as a part of this effort may not materialize.

         We might not be able to manage our operations efficiently or profitably.

        The actions we have taken, such as acquiring various companies and transitioning certain functions from external to internal resources, and may take in the future, may cause disruptions in or add complexity to our operations. During periods of growth in our operations, we will likely need to expand the size of our staff, grow and manage our related operations and third party partnerships and strengthen our financial and accounting controls. Such changes may increase our expenses, and there is no assurance that our infrastructure will be sufficiently scalable to efficiently manage any growth that we may experience. If we expand our operations, our systems, procedures or controls might not be adequate to support expansion. Further, to the extent that we invest in additional resources and growth in our revenues does not ensue, our operating results would be adversely affected. If we are unable to leverage our operating cost investments as a percentage of revenues, our ability to generate or increase profits will be adversely impacted.

         The market for sales talent lifecycle, including sales effectiveness products and services may not continue to develop or grow as we expect.

        Our business is in the market for sales talent lifecycle including sales effectiveness services and products is an evolving market. We believe one of our key challenges is to be able to demonstrate to prospective customers the benefit to them of our products and services such that they make purchases of our products and services a higher priority relative to their other projects. Our future financial performance will depend in large part on continued growth in the number of organizations adopting sales effectiveness solutions to manage the performance of their sales organizations. The market for sales effectiveness solutions may not develop as we expect, or at all. Moreover, our competitors may be more successful than we are in capturing the market. In either case, our business and operating results will be adversely affected.

         A substantial majority of our revenues are derived from our TrueComp® On-demand solution and related products and services, and a decline in those sales could adversely affect our operating results and financial condition.

        We derive, and expect to continue to derive, a substantial majority of our product revenues from our TrueComp solution and related products and services, and are particularly vulnerable to fluctuations in demand for that solution. Accordingly, if demand for our TrueComp application and related products and services decline significantly, our business and operating results will be adversely affected.

         Our quarterly revenues and operating results are likely to continue to fluctuate, possibly substantially, which may harm our results of operations, and because we recognize revenue from subscriptions from our on-demand service and maintenance agreements over a period of time, downturns or upturns in sales may not be immediately reflected in our operating results.

        Although our revenue is primarily focused on recurring revenues, we anticipate continuing perpetual license revenue business, particularly with international customers. Furthermore, because we generally recognize on-demand and maintenance revenues from customers ratably over the terms of their subscription and maintenance support agreements, most of the recurring revenues we report in each quarter result from the recognition of deferred revenue relating to agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions and maintenance in any one quarter will not necessarily be fully reflected in the revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our on-demand service and term licenses may not be fully reflected in our results of operations until future periods. Our on-demand subscription model also makes it more difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. Perpetual license revenue is difficult to forecast and is likely to fluctuate, sometimes significantly, from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. We expect that our ongoing focus on our on-demand business will result in lower revenues from perpetual licenses and decreased customer expenditures on professional services over historical levels. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as definitive indicators of future performance.

        Factors that may cause our quarterly revenue and operating results to fluctuate include:

  •
  the discretionary nature of our customers' purchase and budget cycles and changes in their budgets for sales effectiveness solutions and related purchases, as well as the priority our customers place on our products as compared to other information technology and capital acquisitions;

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

  •
  the extent to which our customer's needs for professional services are reduced as a result of product improvements as well as implementation efficiencies;

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

        Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. In 2012, we will be transitioning from a number of disparate systems and implementing Netsuite, a SaaS enterprise resource planning software. If we experience a significant deficiency, material weakness or any other delay in the implementation of, or disruption in the transition to, new or enhanced system, procedures or controls, our ability to record and report financial and management information on a timely and accurate basis could be impaired.

         Our service revenues produce substantially lower gross margins than our recurring and license revenues, and periodic variations in the proportional relationship between services revenues and higher margin recurring and license revenues have harmed, and may continue to harm, our overall gross margins.

        Our services revenues, which include fees for consulting, implementation and training, were 21%, 21%, and 37% of our revenues for 2011, 2010, and 2009, respectively. Our services revenues have substantially lower gross margins than our recurring and license revenues.

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

        To expand our business successfully and maintain a high level of quality, we need to continually recruit, retain and motivate highly skilled employees and subcontractors in all areas of our business, including sales, professional services and engineering. In particular, if we are unable to hire or subcontract for and retain talented professional services and technical support personnel with the skills, and in the locations, we require, we might need to redeploy existing personnel or further increase our reliance on subcontractors to fill certain of our labor needs. As our customer base increases and as we continue to evaluate and modify our organizational structure to increase efficiency, we are likely to experience staffing constraints in connection with the deployment of trained and experienced professional services and support resources capable of implementing, configuring, maintaining and support our product and related services for existing customers. Moreover, as a company focused on the development of complex products and providing online services, we are often in need of additional software developers and engineers.

         If we do not compete effectively, our revenues may not grow and could decline.

        We have experienced, and expect to continue to experience, intense competition from a number of software companies. We compete principally with vendors of Sales Effectiveness software, Enterprise Incentive Management (EIM) software, enterprise resource planning software, and customer relationship management software. Our competitors may announce new products, services or enhancements that better meet the needs of customers or changing industry standards. Increased competition may cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

        From time to time, we receive claims that our products, services offerings or business infringe or misappropriate the intellectual property rights of third parties and our competitors or other third parties may challenge the validity or scope of our intellectual property rights. For example, in 2011, we were sued for alleged patent infringement. While we have since settled that case, we believe that claims of infringement are likely to increase as the functionality of our products and services expand and as new products and services are introduced. Claims may also be made relating to technology that we acquire or license from third parties. Any infringement claim, regardless of the merit of such claim or our defense, could:

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

        We expect to continue expanding our international operations which may require substantial financial resources and a significant amount of attention from our management. International operations involve a variety of risks, particularly:

  •
  Unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

  •
  differing abilities to protect our intellectual property rights;

  •
  use of international resellers and compliance with the foreign corrupt practices act;

  •
  differing labor regulations;

  •
  greater difficulty in supporting and localizing our products and services;

  •
  greater difficulty in establishing, staffing and managing foreign operations

  •
  possible political and economic instability; and

  •
  fluctuating exchange rates.

        We have limited experience in marketing, selling and supporting our products and services abroad. If we invest substantial time and resources to grow our international operations and fail to do so successfully and on a timely basis, our business and operating results could be seriously harmed.

         Deployment of certain of our products and services may require substantial technical implementation and support by us or third-party service providers. Failure to meet these requirements could cause a decline or delay in recognition of our revenues and an increase in our expenses.

        Deployments of certain of our products and services may require a substantial degree of technical and logistical expertise. Moreover, some of our customers require large, enterprise-wide deployments of our products and services. It may be difficult for us to manage these deployments, including the timely allocation of personnel and resources by us and our customers. Failure to successfully manage the process could harm our reputation both generally and with specific customers and may cause us to lose existing customers, face potential customer disputes or limit the number of new customers that purchase our products, each of which could adversely affect our revenues and increase our technical support and litigation costs. We make estimates of sales return reserves related to potential future requirements to provide remediation services in connection with current period service revenues, which are accounted for in the consolidated financial statements. If actual remediation services exceed our estimates we could be required to take additional charges, which could be material.

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

         Our products rely on third party software licenses to operate, and the loss or inability to maintain these licenses and/or errors, discontinuations, or updates in or to such software, could result in increased costs, delayed sales, or customer claims against, or termination of, our existing agreements.

        We license technology from several software providers for our rules engine, analytics, and web viewer application, and we anticipate that we will continue to do so for these features and other applications and from these or other providers in connection with future products. We also rely on generally available third-party software to run our applications. Any of these software applications may not continue to be available on commercially reasonable terms, if at all, or new versions may be released that are incompatible with our offerings. Some of the products could be difficult to replace, and developing or integrating new software with our products could require months or years of design and engineering work. The loss or modification of any of these technologies could result in delays in the license of our products until equivalent technology is developed or, if available, is identified, licensed and integrated. Acquisitions of our third-party technology licenses by our competitors or otherwise may have a material adverse impact on us if the acquirer seeks to cancel or change the terms of our license.

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

         Our products have unpredictable sales cycles, making it difficult to plan our expenses and forecast our results.

        As we continue to broaden our product offerings, it is difficult to determine with any certainty how long our sales cycles for our solutions will be in the future, thereby making it difficult to predict the quarter in which a particular sale will close and plan expenditures accordingly. Moreover, to the extent that sales are completed in the final two weeks of a quarter, the impact of recurring revenue transactions is typically not reflected in our financial statements until subsequent quarters. The period between our initial contact with a potential customer and its purchase of our products and services is relatively long due to several factors, which may include:

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

         Our latest product features and functionality may require existing on-premise customers to migrate to our on-demand solution. Moreover, we may choose to or be compelled to discontinue maintenance support for older versions of our software products, forcing our on-premise customers to upgrade their software in order to continue receiving maintenance support. If existing on-premise customers fail to migrate or delay migration to our on-demand solution, our revenues may be harmed.

        We continue to promote our on-demand product offerings to existing customers who currently have on-premise perpetual and term licenses. Customers with on-premise licenses may need to migrate to our on-demand products and services to take full advantage of the features and functionality in those products and services. We also expect to periodically terminate maintenance support on older versions of our on-premise products for various reasons including, without limitation, termination of support by third-party software vendors whose products complement ours or upon which we are dependent. Regardless of the reason, a migration is likely to involve additional cost, which our customers may delay or decline to incur. If a sufficient number of our customers do not migrate to our on-demand product offerings, our continued maintenance support opportunities and our ability to sell additional products to these customers, and as a result, our revenues and operating income, may be harmed.

         Disruptions, business failures and consolidations in the financial and insurance industries or the ongoing after-effects of the global economic crisis may adversely affect our revenues, operating results and financial condition.

        A substantial portion of our revenues are derived from sales of our products and services to customers in the insurance, high technology, manufacturing, and pharmaceuticals industries. The substantial disruptions in these industries and in the financial sector in 2011 and 2010 resulted in customers deferring or cancelling future planned expenditures on our products and services. Further, consolidations and business failures in these industries could reduce demand for our products and services even more. The disruptions in these industries and the continued after-effects of the global financial crisis may adversely impact our business in a number of important respects. These include (i) reduced bookings and revenues, as a result of longer sales cycles, reduced, deferred or cancelled customer purchases and lower average selling prices; (ii) increased operating losses and reduced cash flows from operations; (iii) greater than anticipated uncollectible accounts receivable and increased allowances for doubtful accounts receivable; and (iv) impairment in the value of our financial and non-financial assets resulting in non-cash impairment charges. Any of these developments, or the combination of these developments, may adversely affect our revenues, operating results and financial condition in future periods.

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In such cases, we may be required to defer revenue recognition on sales to affected customers, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

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

        Should any of these third parties go out of business or choose not to work with us, we may be forced to develop new capabilities internally, which may cause significant delays and expense, thereby adversely affecting our operating results. Any of our third-party providers may offer products of other companies, including products that compete with our products. If we do not successfully and efficiently establish, maintain, and expand our industry relationships with influential market participants, we could lose sales and service opportunities, which would adversely affect our results of operations.

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

        Additionally, some companies with volatile market prices for their securities have been subject to securities class action lawsuits filed against them. Any such suit could have a material adverse effect on our business, results of operations, financial condition and the price of our common stock.

         Future sales of substantial amounts of our common stock, including securities convertible into or exchangeable for shares of our common stock, by us or our existing stockholders could cause our stock price to fall.

        We are not restricted from issuing additional shares of our common stock, including securities convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. For instance, in the second quarter of 2011, we issued $80,500,000 in aggregate principal amount of convertible senior notes (the "Convertible notes") pursuant to an indenture between us and Wells Fargo Bank, N.A., as trustee. The Convertible notes are convertible into shares of our common stock at a conversion rate, subject to adjustment upon certain events, of 129.6596 shares of common stock per $1,000 principal (equivalent to a conversion price of approximately $7.71 per share of our common stock).

        The issuance of additional shares of our common stock upon conversion of the Convertible notes or other issuances of shares of our common stock or convertible securities, including outstanding options and warrants, will dilute the ownership interest of our shareholders and could adversely affect the market price of our common stock. We cannot predict the effect that future sales of shares of our common stock or other equity-related securities would have on the market price of our common stock.

        The market price of our common stock could also be affected by possible sales of shares of our common stock by investors who view the Convertible notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity that may develop involving shares of our common stock as a result of the offering in connection with the Convertible notes.

        In addition, sales by existing stockholders of a large number of shares of our common stock in the public trading market (or in private transactions) including sales by our executive officers, directors or institutional investors, or the perception that such additional sales could occur, could cause the market price of our common stock to drop.

         We have increased our indebtedness.

        As a result of the Convertible notes issuance, we incurred $80.5 million principal amount of new indebtedness that we may be required to repurchase at maturity in 2016 or upon the occurrence of certain fundamental changes, as defined in the indenture. We repurchased $21.3 million aggregate principal amount of our Convertible notes during the year ended December 31, 2011. This indebtedness could, among other things:

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

        Further, if we are required to repurchase the Convertible notes outstanding, or if a default under the indenture results in acceleration of the maturity or payment obligations of the Convertible notes or our other current or future obligations, we may not have sufficient funds to repurchase the Convertible notes, repay our indebtedness or pay our other obligations, which could materially adversely impact our continuing operations and cause a decline in the price of our stock.

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

        In addition, certain provisions of the Convertible notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of a fundamental change as defined in the indenture, subject to certain conditions, holders of the Convertible notes will have the right, at their option, to require us to purchase for cash all or any portion of the Convertible notes with a principal amount equal to $1,000 or an integral multiple of $1,000 in excess thereof. We may also be required, under certain circumstances, to increase the conversion rate for the Convertible notes if a holder elects to convert its Convertible notes in connection with a make-whole fundamental change as defined in the indenture.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease our headquarters in Pleasanton, California which consists of approximately 44,000 square feet of office space. We relocated to Pleasanton in August 2010 after the lease on our San Jose, California headquarters expired. We also lease facilities in Arizona, Austin, Alabama, Illinois, Hong Kong, London, Milwaukee, Minnesota, New York, Serbia, and Utah. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. Refer to Note 9 to the consolidated financial statements for information regarding our lease obligations.

Item 3.    Legal Proceedings

        We are, from time to time, a party to various litigation matters and customer disputes incidental to the conduct of our business, none of which, at the present time, is likely to have a material adverse effect on our future financial results.

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

  Intellectual Property Litigation

        On September 14, 2010, Versata Software, Inc., Versata Development Group, Inc., Clear Technology, Inc. and Versata FZ-LLC ("Versata") filed suit against Callidus Software Inc. in the United States District Court for the District of Delaware. The suit asserted that Callidus infringed two U.S. Patents 6,862,573 and 7,110,998 ("Patents").

        On March 5, 2012, Versata and Callidus entered into a settlement and patent license agreement ("Agreement"). Under the Agreement, Versata agreed to provide Callidus a nonexclusive license to the Patents in exchange for $2.0 million in cash, and the parties also agreed to future resale partnership arrangements.

        The settlement cost will be amortized to cost of revenues on a straight-line basis over the life of the Patents. During the year ended December 31, 2011, the Company expensed $701,000, which represents the amortized expense from the issuance of the patents through December 31, 2011. The remaining settlement cost of $1.3 million is classified in intangibles and will be amortized to cost of revenues over the remaining life of the patents, which expire in 2023.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock trades on the NASDAQ Global Select Market ("NASDAQ") under the symbol "CALD". The following table sets forth, for the periods indicated, the high and low closing sales prices reported on NASDAQ.

	Fiscal year ended December 31, 2011				Fiscal year ended December 31, 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$6.49	$5.90	$7.00	$6.90	$5.05	$4.35	$3.72	$3.69
Low	$4.48	$4.17	$5.00	$5.13	$4.22	$3.01	$2.87	$3.05

        As of March 1, 2012, there were 34,598,702 shares of our common stock outstanding and held by 31 stockholders of record. We believe that there are a greater number of beneficial owners.

        We have never declared or paid cash dividends on our capital stock. We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

        The graph compares the cumulative total return of our common stock from December 31, 2006 through December 31, 2011 with the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index.

        The graph assumes (i) that $100 was invested in our common stock at the closing price of our common stock on December 31, 2006, (ii) that $100 was invested in each of the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index at the closing price of the respective index on such date and (iii) that all dividends received were reinvested. To date, no cash dividends have been declared or paid on our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Callidus Software Inc., The NASDAQ Composite Index
and The NASDAQ Computer & Data Processing Index

*
$100 invested on 12/31/2006 in stock or index, including reinvestment of dividends.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Callidus Software Inc.	$100	$82	$47	$48	$80	$102
NASDAQ Composite	$100	$110	$65	$94	$110	$108
NASDAQ Composite & Data Processing	$100	$122	$65	$111	$130	$131

*
The Company has not changed comparable indices from 2009. The NASDAQ National Market Composite Index changed its name to the NASDAQ Composite Index in June 2006.

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report. The selected consolidated statements of operations data for each of the years in the three-year period ended December 31, 2011, and the consolidated balance sheet data as of December 31, 2011 and 2010, are derived from our audited consolidated financial statements that have been included in this annual report. The selected consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements that have not been included in this annual report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Recurring	$63,002	$53,025	$46,322	$40,546	$23,907
Services	17,465	15,061	29,702	49,535	49,125
License	3,304	2,794	5,034	17,100	28,025

Total revenues	83,771	70,880	81,058	107,181	101,057
Cost of revenues:
Recurring	32,820	26,180	22,468	16,111	11,043
Services	16,122	15,353	26,195	44,613	43,555
License	365	380	754	897	884
Patent settlement	701	—	—	—	—

Total cost of revenues	50,008	41,913	49,417	61,621	55,482

Gross profit	33,763	28,967	31,641	45,560	45,575
Operating expenses:
Sales and marketing	20,203	16,229	20,369	29,456	30,806
Research and development	12,025	10,369	13,853	14,597	15,563
General and administrative	17,726	13,754	12,310	14,237	13,991
Restructuring	649	1,655	2,993	1,641	1,458
Impairment of acquired intangible assets	—	160	—	—	—

Total operating expenses	50,603	42,167	49,525	59,931	61,818

Loss from operations	(16,840)	(13,200)	(17,884)	(14,371)	(16,243)
Interest income and other income (expense), net	(333)	46	307	729	2,774
Interest expense	(2,495)	(60)	1	(27)	(2)
Gain on extinguishment of convertible notes	915	—	—	—	—

Loss before provision for income taxes	(18,753)	(13,214)	(17,576)	(13,669)	(13,471)
Provision for (benefit from) income taxes	(2,677)	(478)	377	161	(330)

Net loss	$(16,076)	$(12,736)	$(17,953)	$(13,830)	$(13,141)

Net loss per share:
Basic and diluted	$(0.49)	$(0.40)	$(0.60)	$(0.46)	$(0.45)

Weighted average shares:
Basic and diluted	32,809	31,536	30,050	29,913	29,068

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$52,789	$30,703	$33,550	$36,845	$50,637
Total assets	133,256	79,805	66,259	83,879	87,447
Working capital	28,414	11,498	17,083	26,720	48,390
Total liabilities	118,956	51,723	35,028	39,913	33,698
Total stockholders' equity	14,300	28,082	31,231	43,966	53,749

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of 2011 Results

        We are a market and technology leader in cloud-based solutions for sales effectiveness, sold to companies of every size throughout the world. Companies use sales effectiveness solutions to optimize investments in sales planning and performance, specifically in the areas of sales and channel quota, coverage, incentive management, and coaching and training. Callidus solutions enable businesses to achieve new insights into the principal levers that drive sales force performance so they can repeat sales successes for more sustainable, predictable sales growth. Sales effectiveness programs are key vehicles in aligning sales and channel partner goals with top business objectives.

        At the end of 2011, we adopted a new brand identity, "CallidusCloud", to more accurately reflect our cloud-based solutions and technology roadmap. We are currently doing business as "CallidusCloud".

        The CallidusCloud solution suite helps businesses drive sales productivity across every stage of the sales talent lifecycle, from making the right sales hire, to making it easier to sell, to motivating sales execution with targeted incentives and rewards, to building a knowledge-based work culture with high frequency coaching and development. The CallidusCloud platform is composed of the Hiring Cloud, the Marketing Cloud, the Sales Effectiveness Cloud, and the Learning Cloud.

        Our solution suite has undergone a dramatic expansion in the last year with the acquisition of ForceLogix (sales coaching), Salesforce Assessments (sales hire testing), iCentera (sales enablement), Litmos (learning), Rapid Intake (content authoring), Webcom (configure-price-quote, or CPQ) as well as the successful launch of the Monaco Summer 2011 release and Sales Selector, an online sales recruiting solution that brings together video interviewing with online temperament assessments. For every company, regardless of size, geography or vertical, there is now one or more CallidusCloud solutions that enable them to drive productivity in their sales organization.

        While we offer our customers a range of purchasing and deployment options, from on-demand subscription to on-premise term license, our business and revenue model is focused on recurring revenue.

Recurring Revenue Growth

        During 2011 we continued to build on the progress made in 2010, achieving four consecutive quarters of revenue growth, or a total of eight consecutive quarters since the beginning of 2010. Recurring revenue continued to dominate our sales transactions, representing 75% of total revenue and our SaaS revenue grew to a record level of $45.0 million, representing 37% growth from 2010. We continue to expect recurring revenues to run at approximately 75% of revenues going forward. Customer retention rates in both SaaS and maintenance remained strong, above the 92% level. We believe our high retention rates are also an indication to the quality of service we provide and the quality of our customer base.

        Total revenues for the year were $83.8 million, up $12.9 million, or 18%, from the prior year. This increase reflects our business model change completed in 2010, and the strategic acquisitions that broadened our market opportunity and expanded our horizon for growth in 2012 and thereafter. Total perpetual license revenue for the year was $3.3 million, an increase of $0.5 million from 2010. Services revenue increased by 16% from $15.1 million in 2010 to $17.5 million in 2011.

Improved Operating Results

        During 2011 we continued to manage our operating expenses carefully to ensure proper alignment with our on-demand business model. Although our operating expenses increased by $8.4 million, or

20%, to $50.6 million in 2011, mainly due to our acquisitions, we completed during 2011, our operating expenses are better aligned to enable us to grow our revenue and business profitability.

Non-GAAP Operating Results

        To supplement our operating results presented on a basis in accordance with accounting principles generally accepted in the U.S. (GAAP), we use the following non-GAAP measures of operating results.

        Non-GAAP operating results are derived from GAAP loss from operations adjusted for noncash or nonrecurring expenses. We believe non-GAAP operating results are useful as one of the bases for measuring our operating performance, comparing the impact of our cost control measures between periods, and our ability to invest in new business opportunities. We believe that measuring our operations using non-GAAP results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and ongoing results. We use these measures to compare our performance to that of prior periods for trend analyses, for purposes of determining executive incentive compensation, and for budget and planning purposes. These measures are used in monthly financial reports prepared for management and in quarterly financial reports presented to our Board of Directors. We believe that these non-GAAP financial measures serve as an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

        We do not consider such non-GAAP measures in isolation or as an alternative to such measures determined in accordance with GAAP. The principal limitation of such non-GAAP financial measures is that they exclude expenses that are required by GAAP. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about certain expenses that are excluded from the GAAP financial measures. Our presentation of non-GAAP operating results excludes stock- based compensation, restructuring expenses, amortization of acquired intangible assets, patent litigation costs, acquisition related costs, and impairment of an acquired intangible asset.

        In order to compensate for these limitations, we present our non-GAAP financial measures in connection with our GAAP results. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

	Years Ended December 31,
	2011	2010
	(In thousands)
GAAP loss from operations	$(16,840)	$(13,200)
Exclude:
Stock-based compensation	12,283	6,101
Restructuring expenses	649	1,655
Amortization of acquired intangibles	1,569	631
Impairment of acquired intangible asset	—	160
Patent litigation costs	1,441	118
Acquisition related costs	1,596	122
Patent settlement costs	701	—

Non-GAAP income (loss) from operations	$1,399	$(4,413)

        Our non-GAAP financial measures as set forth in the table above exclude the following:

        Stock-based compensation expense.    Stock-based compensation expense consists of expenses for stock options and stock awards that we began recording in accordance with ASC 718 during the first quarter of 2006. These expenses are excluded in our non-GAAP financial measures because stock-based compensation amounts are non-cash and are difficult to forecast. This is due in part to the magnitude of the charges which depends upon the volume and timing of stock option grants, which can vary dramatically from period to period, and external factors such as interest rates and the trading price and volatility of our common stock. We believe that this exclusion provides meaningful supplemental information regarding our operating results because these non-GAAP financial measures facilitate the comparison of results for future periods with results from past periods.

        Restructuring expenses.    Restructuring expenses were excluded because they are not related to ongoing operations, as we believe their exclusion facilitates a more meaningful comparison to our prior year's results and to the results of other companies in our industry.

        Amortization of acquired intangible assets.    In accordance with GAAP, operating expenses include amortization of acquired intangible assets which are amortized over the estimated useful lives of such assets. We exclude amortization of acquired intangible assets from our non-GAAP financial measures because they are non-cash as we believe that this facilitates comparisons to our historical operating results and to the results of other companies in our industry.

        Impairment of an acquired intangible asset.    We recorded a non-cash impairment expense in 2010 as a result of our impairment test for long-lived assets.

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

        Patent settlement costs.    On March 5, 2012, Callidus entered into a settlement and patent license agreement with Versata and Clear Technology ("Versata"). In exchange for $2.0 million in cash, Versata granted Callidus a nonexclusive, perpetual, irrevocable, fully paid-up, royalty-free, worldwide license, and releases, acquits and forever discharges Callidus from the claims asserted by Versata against Callidus. We believe that such exclusion facilitates comparisons to our historical operating results and to the results of our peer companies.

Non-GAAP Profitability

        Our margin and cost discipline helped us realize non-GAAP operating profit during the second half of 2010 and continuing throughout fiscal 2011.

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Forth Quarter
	(In thousands)
GAAP loss from operations	$(2,407)	$(4,124)	$(4,411)	$(5,898)
Exclude:
Stock-based compensation	2,403	3,678	2,812	3,390
Restructuring	39	(2)	99	513
Amortization of acquired intangibles	189	255	409	716
Patent litigation costs	300	278	494	369
Acquisition related costs	144	237	698	517
Patent settlement costs	—	—	—	701

Non-GAAP income (loss) from operations	$668	$322	$101	$308

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Forth Quarter
	(In thousands)
GAAP loss from operations	$(6,509)	$(3,610)	$(1,615)	$(1,466)
Exclude:
Stock-based compensation	1,354	1,900	1,401	1,446
Restructuring	719	451	450	35
Amortization of acquired intangibles	157	160	157	157
Impairment of acquired intangible asset	—	—	—	160
Patent litigation costs	—	—	24	94
Acquisition related costs	122	—	—	—

Non-GAAP income (loss) from operations	$(4,157)	$(1,099)	$417	$426

Other Business Highlights

        On December 23, 2010, we entered into an asset purchase agreement with ForceLogix Technologies Inc. to purchase all of the issued and outstanding shares of common stock of ForceLogix, Inc. ("ForceLogix") the sole subsidiary of ForceLogix Technologies, Inc. The purchase of the shares was completed on February 25, 2011. ForceLogix is a provider of SaaS-based coaching and talent development solutions that helps organizations optimize and increase the effectiveness of their sales force. The ForceLogix solution is pre-integrated with our on-demand Monaco suite. The acquisition enhances the Company's Sales Talent Management suite and cross selling opportunities. The total purchase price for ForceLogix was $3.8 million including a $750,000 indemnity holdback. Refer to Note 3 of our notes to consolidated financial statements included in this report.

        On March 25, 2011, the Company entered into an asset purchase agreement for the purchase of substantially all of the assets of Salesforce Assessments. Salesforce Assessments is a provider of SaaS-based sales assessments. The Company paid $260,000 in cash for Salesforce Assessments. Refer to Note 3 of our notes to consolidated financial statements included in this report.

        On June 10, 2011, the Company entered into a stock purchase agreement with Litmos, Limited, a New Zealand corporation, to purchase all of its issued and outstanding shares of common stock. Litmos is a provider of SaaS-based learning management systems (LMS). The Litmos LMS platform delivers a self-service online training system that facilitates the management and delivery of web-based training courses for business users. The total purchase price for Litmos was $3.2 million in cash including a $600,000 indemnity holdback. Refer to Note 3 of our notes to consolidated financial statements included in this report.

        On July 5, 2011, the Company acquired iCentera, Inc., a U.S. based SaaS provider of sales enablement software. iCentera provides a hosted sales enablement platform to drive knowledge transfer from marketing resources to sales teams, partners and customers. iCentera's platform replaces static sales, partner, and customer portals with a single sales enablement system that adapts to the needs of each user. The total purchase price for iCentera was $7.9 million in cash, including a $1.5 million indemnity holdback and a $1.0 million potential earn-out condition. Refer to Note 3 of our notes to consolidated financial statements included in this report.

        On September 8, 2011 the Company acquired Rapid Intake, Inc., a U.S. based company. Rapid Intake delivers the ability to create content for e-learning through its SaaS platform and desktop delivery software. Both the SaaS platform and desktop product ensure continuity across the enterprise and simplify e-learning content creation to ensure that all employees are trained and that employee qualifications remain current. The total purchase price for Rapid Intake was $2.4 million in cash, including a $400,000 indemnity holdback and a $500,000 earn-out condition. Refer to Note 3 of our notes to consolidated financial statements included in this report.

        On October 3, 2011, the Company acquired Webcom, Inc., a privately held Wisconsin corporation that is a leader in SaaS-based product configuration, pricing, quoting, and proposals management for approximately $9.2 million in cash, subject to final adjustments. A portion of the consideration is subject to a holdback in respect of the Webcom equity holders' indemnity obligations to the Company. In addition, the Company may pay additional contingent consideration of $1.8 million based on Webcom attaining certain financial targets. Refer to Note 3 of our notes to consolidated financial statements included in this report.

        On January 3, 2012, the Company acquired LeadFormix, Inc. ("LeadFormix"), a privately held California corporation that is a leader in next-generation marketing automation and sales enablement for approximately $9.0 million in cash, subject to final adjustments. A portion of the consideration is subject to a holdback in respect of the LeadFormix equity holders' indemnity obligations to the Company. Refer to Note 18 of our notes to consolidated financial statements included in this report.

Challenges and Risks

        In response to market demand over the past few years, we shifted our primary business focus from providing perpetual software licenses to providing on-demand software as a service. Toward the end of 2009 we also began offering our on-premise products under term license arrangements. We believe that these offerings better addresses the needs of our customers, and at the same time, provides more predictable revenue streams. We expect perpetual license revenues to decrease in the future as customers convert to our on-demand service.

        While we have a number of sales opportunities in process and additional opportunities coming from our sales pipeline, we continue to experience wide variances in the timing and size of our transactions. We believe one of our major challenges continues to be increasing prospective customers' prioritization of purchasing our products and services over competing projects. To address this challenge, we have set goals that include expanding our sales efforts, promoting our on-demand services and continuing to develop new products and enhancements to our suite of products. During 2011, in order to expand our product offerings and customer base we completed six acquisitions, and we recently completed an acquisition in the first quarter of 2012. We expect our revenues and expenses to increase as result of our acquisitions.

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

        We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts and service remediation reserve, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment, contingent consideration and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For a more detailed discussion of these accounting policies and our use of estimates, refer to Note 1 of our notes to consolidated financial statements included in this report.

Revenue Recognition

        We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is deemed probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we recognize. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Allowance for Doubtful Accounts and Service Remediation Reserve

        We estimate the uncollectability of accounts receivable, and record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts.

        We make estimates of future service claims. When providing for service remediation reserves, the Company analyzes historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. If our actual service claims are higher than expected, additional service remediation reserves may be needed and our future results of operations and cash flows could be negatively affected.

Stock-based Compensation

        Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation expense for restricted stock units (RSUs) is determined based on the closing price of our common stock on the date of grant. We measure the value of stock options and employee stock purchase plan shares using the Black-Scholes-Merton option pricing model. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include: the expected term of the options, taking into account projected exercises; our expected stock price volatility over the expected term of the awards; the risk-free interest rate; estimated forfeitures and expected dividends. Changes in these variables could materially affect the stock-based compensation in the future.

Goodwill and Intangible Assets

        Goodwill is not amortized, but instead goodwill is required to be tested for impairment annually and under certain circumstances. We perform such testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the fourth quarter of 2011, we early adopted new accounting guidance which simplifies goodwill impairment testing. The new accounting guidance allows us to conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit's carrying value, we will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, we compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. We have one reporting unit and evaluate goodwill for impairment at the entity level.

        Intangible assets with finite lives are amortized over their estimated useful lives of one to 12 years. Generally, amortization is based on the higher of a straight-line method or the pattern in which the economic benefits of the intangible asset will be consumed.

Impairment of Long-Lived Assets

        We assess impairment of our long-lived assets in accordance with the provisions of accounting for the impairment of long-lived assets. Long-lived assets, such as property and equipment and intangible assets subject to amortization are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Contingent Consideration

        We estimate the fair value of the contingent consideration issued in business combinations using a probability-based income approach. The fair value of our liability-classified contingent consideration is remeasured at each reporting period, with any changes in the fair value recorded as income or expense. Contingent acquisition consideration payable is included in accrued liabilities and on the Company's consolidated balance sheets.

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

        Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of those laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures for tax positions that could be challenged by tax authorities. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of potential tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

        Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

Recent Accounting Pronouncements

        Refer to Note 1 of our notes to consolidated financial statements for information regarding the effect of newly adopted accounting pronouncements on our financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

Revenues, Cost of Revenues and Gross Profit

        The table below sets forth the changes in revenues, cost of revenues and gross profit from 2011 to 2010 (in thousands, except percentage data):

	Year Ended December 31, 2011	Percentage of Total Revenues	Year Ended December 31, 2010	Percentage of Total Revenues	Year to Year Increase (Decrease)	Percentage Change Year over Year
Revenues:
Recurring	$63,002	75%	$53,025	75%	$9,977	19%
Services	17,465	21%	15,061	21%	2,404	16%
License	3,304	4%	2,794	4%	510	18%

Total revenues	$83,771	100%	$70,880	100%	$12,891	18%

	Year Ended December 31, 2011	Percentage of Related Revenues	Year Ended December 31, 2010	Percentage of Related Revenues	Year to Year Increase (Decrease)	Percentage Change Year over Year
Cost of revenues:
Recurring	$32,820	52%	$26,180	49%	$6,640	25%
Services	16,122	92%	15,353	102%	769	5%
License	365	11%	380	14%	(15)	(4)%
Patent settlement	701	—%	—	—%	701	100%

Total cost of revenues	$50,008		$41,913		$8,095

Gross profit:
Recurring	$30,182	48%	$26,845	51%	$3,337	12%
Services	1,343	8%	(292)	(2)%	1,635	(560)%
License	2,939	89%	2,414	86%	525	22%
Patent settlement	(701)	—%	—	—%	(701)	(100)%

Total gross profit	$33,763	40%	$28,967	41%	$4,796	17%

Revenues

        Total Revenues.    Total revenues for 2011 were $83.8 million, an increase of 18% compared to 2010. The increase was primarily due to higher volume of recurring revenue generated by on-demand subscription arrangements and an increase in our service related revenues, which were partially due to revenues generated from our 2011 acquisitions.

        Recurring Revenues.    Recurring revenues, which consists of on-demand subscription revenue, term license revenues, and maintenance revenues, increased by $10.0 million, or 19% in 2011 compared to 2010. The increase was primarily due to the growth in our SaaS revenues which increased by 37% in 2011 compared to 2010. The increase in total recurring revenues were partially offset by maintenance revenues associated with on-premise licenses' which decreased by $2.1 million, or 10% compared to 2010, which was primarily due to our conversion of customers from on-premise license to on-demand subscription service.

        Services Revenues.    Services revenues, which consists of integration and configuration of our products as well as training, increased by $2.4 million, or 16% in 2011 compared to 2010. This increase was primarily due to higher average billing rates, higher utilization rates and increased service staff in connection with our acquisitions during the year.

        License Revenues.    License revenues, which is solely comprised of revenues from perpetual license revenues, increased by $0.5 million, or 18%, in 2011 compared to 2010. The increase was a result of follow-on license sales to existing customers and new license sales to customers in emerging markets. We expect perpetual license revenues to fluctuate from period to period. We do not expect perpetual license revenue to return to its levels recorded in prior years as a result of our conversion to a SaaS-based business model.

Cost of Revenues and Gross Profit

        Cost of Recurring Revenues.    Cost of recurring revenues increased by $6.6 million, or 25%, in 2011 compared to 2010. The increase was primarily due to a $2.8 million increase in stock-based compensation expense as a result of retention, merit and new hire grants during 2010 and 2011. Personnel-related costs increased by $2.2 million in 2011 due to increased headcount as a result of acquisitions and strategic hires during 2011. Our professional fee related expenses increased by $1.9 million in 2011 compared to 2010, which was primarily driven by the increase in contractor expenses to support increased subscription services and acquisitions during 2011. Our offshore third-party technical services and support expenses also increased by $0.8 million compared to 2010 to support increased subscription service. This change resulted in a decrease in data center costs of $2.0 million in 2011 compared to 2010. Depreciation and amortization expenses increase by $0.7 million and maintenance costs by $0.6 million in 2011 compared to 2010, mainly as a result of our 2011 acquisitions. The costs associated with supporting our on-demand subscription service are generally higher than our on-premise license customer as we are responsible for the full operation of the software in our hosting facility.

        Cost of Services Revenues.    Cost of services increased by $0.8 million in 2011 compared to 2010. The increase was driven by an increase in stock-based compensation expense of $1.0 million from new hire, merit and retention stock grants during 2010 and 2011. Our professional fees increased as we continued to expand our use of offshore third-party technical services and support, which was offset by a decrease in overhead expenses of $0.5 million in connection with certain cost savings implemented during 2010 and 2011. Other personnel-related costs remained consistent between the periods.

        Cost of License Revenues.    Cost of license revenues in 2011 remained relatively consistent with 2010, primarily the result of our transition to a recurring revenue business model. As a result of the transition, we have allocated a smaller portion of the amortization expense from purchased intangible assets used in our products.

        Cost of Patent Settlement.    On March 5, 2012, we entered into a settlement and patent license agreement with Versata. In exchange for $2.0 million in cash, Versata granted Callidus a nonexclusive, perpetual, irrevocable, fully paid-up, royalty-free, worldwide license, and releases, acquits and forever discharges Callidus from the claims asserted by Versata against Callidus. During the year ended December 31, 2011, we expensed $701,000, which represents the amortized expense from the issuance of the patents through December 31, 2011.

        Gross Profit.    Overall gross margin was 40% for 2011, which includes the patent settlement costs, essentially unchanged from 41% for 2010. This was primarily due to our continued conversion to on-demand subscription offerings which generally have lower margins than our licensed products, partially offset by improved service margins in 2011.

        Our recurring revenue gross margin decreased to 48% in 2011, which does not include the patent settlement costs, from 51% in 2010. This decrease was primarily the result of the higher stock-based compensation expense.

        Services revenue gross margin was 8% in 2011, which does not include the patent settlement costs, an increase from negative 2% in 2010. The gross profit improvement was primarily due to increased average billing rates.

        License revenue gross margin was 89% in 2011, which does not include the patent settlement costs, an increase from 86% in 2010. This increase was primarily due to higher perpetual license revenue with relatively fixed costs.

Operating Expenses

        The table below sets forth the changes in operating expenses from 2011 to 2010 (in thousands, except percentage data):

	Year Ended December 31, 2011	Percentage of Total Revenues	Year Ended December 31, 2010	Percentage of Total Revenues	Year to Year Increase (Decrease)	Percentage Change Year over Year
Operating expenses:
Sales and marketing	$20,203	24%	$16,229	23%	$3,974	24%
Research and development	12,025	14%	10,369	15%	1,656	16%
General and administrative	17,726	21%	13,754	19%	3,972	29%
Restructuring	649	1%	1,655	2%	(1,006)	(61)%
Impairment of acquired intangible asset	—	—%	160	—%	(160)	(100)%

Total operating expenses	$50,603	60%	$42,167	59%	$8,436	20%

        Sales and Marketing.    Sales and marketing expenses increased by $4.0 million, or 24%, in 2011 compared to 2010. The increase was primarily driven by increased personnel-related costs of $1.9 million and increased marketing events and programs of $0.2 million. The increase was also due to increased headcount resulting from our 2011 acquisitions and higher commission expense resulting from increased sales. Travel related expenses increased by $0.4 million due to the increased sales activities and increased products offerings due to our 2011 acquisitions. Stock-based compensation expense increased by $1.0 million in 2011, due to new hire, merit and retention stock grants during 2010 and 2011. Commission expenses associated with on-demand arrangements are deferred and amortized over the term of the contract as the related revenue is recognized, whereas commission expenses related to perpetual license sales are incurred in the period the transaction occurs. Commission expenses associated with term licenses have the same treatment as commission expenses associated with on-demand subscription arrangements.

        Research and Development.    Research and development expenses increased by $1.7 million, or 16%, in 2011 compared to 2010. The increase was primarily due to increased personnel-related expenses of $0.7 million due to our continued investments in product development and increased headcount from our 2011 acquisitions. We recorded an increase in professional fees of $0.6 million in 2011due to migration to a new reporting engine and an increase of $0.3 million related to our offshore development center. Stock-based compensation expense increased by $0.6 million in 2011 as a result of retention, merit and new hire grants in 2010 and 2011. These increases were partially offset by a reduction of $0.3 million of facility related costs due to our relocation of our corporate headquarters.

        General and Administrative.    General and administrative expenses increased by $4.0 million, or 29%, in 2011 compared to 2010. The increase was primarily due to increased acquisition costs of $1.4 million and patent litigation costs of $1.3 million. In addition, our personnel-related costs increased by $0.6 million due to strategic hires and acquisitions in 2011. Stock-based compensation expense increased by $1.0 million in 2011 as a result of retention, merit and new hire grants, which was partially offset by a decrease in legal and accounting costs of $0.6 million and a decrease in facility-related costs of $0.4 million in connection with the relocation of our corporate headquarters.

        Restructuring.    Restructuring expenses decreased by $1.0 million in 2011 compared to 2010 due to a decrease in severance related costs, partially offset by an increase in facilities related expenses.

        Impairment of Acquired Intangible Asset.    We recognized an impairment expense of $160,000 in 2010 for an intangible asset acquired in connection with the acquisition of Actek. No acquired intangible asset impairment was recognized during 2011.

Stock-Based Compensation

        The following table summarizes of our stock-based compensation expenses for 2011 and 2010 (in thousands, except percentage data).

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year to Year Increase (Decrease)	Percentage Change Year over Year
Stock-based compensation:
Cost of recurring revenues	$3,339	$548	$2,791	509%
Cost of services revenues	1,495	735	760	103%
Sales and marketing	1,987	961	1,026	107%
Research and development	1,548	991	557	56%
General and administrative	3,914	2,866	1,048	37%

Total stock-based compensation	$12,283	$6,101	$6,182	101%

        Total stock-based compensation expenses increased $6.2 million, or 101%, from 2010 to 2011. These increases were primarily due to increased awards of restricted stock units in 2011 and an increase in the Company's stock price from 2010 to 2011. The increase in awards of restricted stock units in 2011 and 2010 was to retain employees due to a general salary freeze instituted initially in 2010 and 2011.

Other Items

        The table below sets forth the changes in other items from 2011 to 2010 (in thousands, except percentage data):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year to Year Increase (Decrease)	Percentage Change Year over Year
Interest income and other income (expense), net	$(333)	$46	$(379)	(824)%
Interest expense	(2,495)	(60)	(2,435)	4,058%
Gain on extinguishment of convertible notes	915	—	915	100%

	$(1,913)	$(14)	$(1,899)	13,564%

Benefit for income taxes	$(2,677)	(478)	(2,199)	460%

Interest Income and Other Income (Expense), net

        Interest income and other income (expense), net decreased by $0.4 million in 2011 compared to 2010. The decrease was primarily driven by an other-than-temporary impairment expense of $375,000 recognized in connection with the Company's investment in Courtland Capital, Inc.

Interest Expense

        Interest expense increased by $2.4 million in 2011 compared to 2010. The increase was primarily due to the interest expense of $1.9 million and amortization of debt issuance costs of $0.4 million related to the issuance of convertible debt during 2011. Refer to Note 8 of our notes to consolidated financial statements included in this report.

Gain on Extinguishment of Convertible Notes

        We recognized a gain of $0.9 million in 2011 due to our repurchase of $21.3 million aggregate principal amount of our convertible notes for $19.4 million, including fees of $105,000. We recognized a gain on the extinguishment of the convertible notes of approximately $1.8 million. The gain was partially offset by a write-off of $0.9 million in unamortized debt issuance costs, resulting in a net gain of $0.9 million.

  Benefit for Income Taxes

        The benefit for income taxes increased by $2.2 million in 2011, compared to 2010. The increase was primarily due to the recognition of deferred tax liabilities related to the intangible assets acquired from Webcom, Inc. and Rapid Intake and the associated release of valuation allowances in the amount of $2.9 million, offset by withholding taxes and income taxes based on income of our foreign subsidiaries. Similarly during 2010, the benefit from income taxes was mainly due to the recognition of the deferred tax liabilities related to the intangible assets acquired from Actek in the amount of $0.6 million.

Comparison of the Years Ended December 31, 2010 and 2009

Revenues, Cost of Revenues and Gross Margin

        The table below sets forth the changes in revenues, cost of revenues and gross margin from 2010 to 2009 (in thousands, except percentage data):

	Year Ended December 31, 2010	Percentage of Total Revenues	Year Ended December 31, 2009	Percentage of Total Revenues	Year to Year Increase (Decrease)	Percentage Change Year over Year
Revenues:
Recurring	$53,025	75%	$46,322	57%	$6,703	14%
Services	15,061	21%	29,702	37%	(14,641)	(49)%
License	2,794	4%	5,034	6%	(2,240)	(44)%

Total revenues	$70,880	100%	$81,058	100%	$(10,178)	(13)%

	Year Ended December 31, 2010	Percentage of Related Revenues	Year Ended December 31, 2009	Percentage of Related Revenues	Year to Year Increase (Decrease)	Percentage Change Year over Year
Cost of revenues:
Recurring	$26,180	49%	$22,468	49%	$3,712	17%
Services	15,353	102%	26,195	88%	(10,842)	(41)%
License	380	14%	754	15%	(374)	(50)%

Total cost of revenues	$41,913		$49,417		$(7,504)

Gross profit:
Recurring	$26,845	51%	$23,854	51%	$2,991	13%
Services	(292)	(2)%	3,507	12%	(3,799)	(108)%
License	2,414	86%	4,280	85%	(1,866)	(44)%

Total gross profit	$28,967	41%	$31,641	39%	$(2,674)	(8)%

Revenues

        Total Revenues.    Total 2010 revenues were $70.9 million, a decrease of 14% from 2009. The decrease was primarily due to declines in license and services revenues, which were partially offset by the growth in our recurring revenues in 2010. The decrease was reflective of the transition of our business model.

        Recurring Revenues.    Recurring revenues which consists of on-demand subscription revenue, term license revenues, and maintenance revenues, increased by $6.7 million, or 14%, in 2010 compared to 2009. The increase was primarily due to the growth in our on-demand subscription revenues and our term license revenues, which together increased by $7.1 million, or 28%, as compared to the prior year. Maintenance revenues associated with on-premises licenses decreased by $0.4 million in 2010 compared to 2009, which was primarily due to a number of on-premise license customers converting to our on-demand service as well as decreased license sales to new customers, partially offset by a small benefit from the acquisition in 2010.

        Services Revenues.    Services revenues, which consist of integration and configuration of the Company's products as well as training, decreased by $14.6 million, or 49%, in 2010 compared to 2009. The decrease from the prior year was expected as we completed our transition to our on-demand subscription business model, which requires shorter and less expensive implementations.

        License Revenues.    License revenues, which only include perpetual license revenues, decreased $2.2 million, or 44%, in 2010 compared to 2009. The decrease was primarily due to the transition in our business model. As a result, our perpetual license business in North America and EMEA continued to diminish in importance. We expect to continue to enter into perpetual licenses in emerging markets, such as Asia Pacific and Latin America, which have been slower to adopt on-demand services. We expect license revenues to fluctuate from period to period and in any case we do not expect perpetual license revenue to return to historical levels.

Cost of Revenues

        Cost of Recurring Revenues.    Cost of recurring revenues increased by $3.7 million, or 17%, in 2010 compared to 2009. The increase was primarily due to increased infrastructure cost attributable to the growth in on-demand subscription revenue coupled with increased amortization expense of intangible assets attributable to increased costs of third-party technology supporting our on-demand subscription business. The costs of recurring revenues as a percentage of related revenues remained flat at 49% on a year-over-year basis. The costs associated with supporting our on-demand subscription offering are generally higher than the cost of maintenance related to our on-premise license customers, as we are responsible for the full operation of the software in our hosting facility.

        Cost of Services Revenues.    Cost of services revenues decreased by $10.8 million, or 41%, in 2010 compared to 2009. The decrease was primarily attributable to a 21% decrease in headcount during 2010 as we completed our transition to our on-demand subscription business model, which requires shorter and less expensive implementations.

        Cost of License Revenues.    Cost of license revenues decreased by $0.4 million, or 50%, in 2010 compared to 2009. The decrease was primarily the result of our transition to a recurring revenue business. As a result of the transition, we allocate a lower portion of the amortization expense for intangible assets comprised of third-party technology used in our products.

Gross Profit

        Gross Profit.    Our overall gross profit as a percentage of total revenues increased from 39% in 2009 to 41% in 2010. This was primarily because our on-demand subscription revenues, which have a higher gross profit than our service revenues, accounted for the majority of total revenue in 2010 as compared to 2009. In 2010 our recurring revenues accounted for 75% of total revenues, as compared to 57% of total revenues in 2009.

        Our recurring revenues gross profit remained relatively flat at 51% for 2010 and 2009. As noted above, the cost of recurring revenues in absolute dollars increased to support the increase in on-demand subscription revenues, but remained flat on a year-over-year basis as a percentage of revenues which increased due to sizable growth in on-demand subscription revenues and our term licenses.

        Services gross profit decreased from 12% in 2009 to negative 2% in 2010. The negative services margin reflects lower than forecasted utilization due to certain customers delaying the start of our implementation projects and a decrease in our average billing rate for the first half of 2010, offset in part by higher utilization and average billing rate in the second half of 2010.

        License gross profit remained relatively flat on a year-over-year basis.

Operating Expenses

        The table below sets forth the changes in operating expenses from 2010 to 2009 (in thousands, except percentage data):

	Year Ended December 31, 2010	Percentage of Total Revenues	Year Ended December 31, 2009	Percentage of Total Revenues	Year to Year Increase (Decrease)	Percentage Change Year over Year
Operating expenses:
Sales and marketing	$16,229	23%	$20,369	25%	$(4,140)	(20)%
Research and development	10,369	15%	13,853	17%	(3,484)	(25)%
General and administrative	13,754	19%	12,310	15%	1,444	12%
Restructuring	1,655	2%	2,993	4%	(1,338)	(45)%
Impairment of acquired intangible asset	160	—%	—	—%	160	100%

Total operating expenses	$42,167	59%	$49,525	61%	$(7,358)	(15)%

        Sales and Marketing.    Sales and marketing expenses decreased $4.1 million, or 20%, from 2010 to 2009. The decrease was primarily attributable to the cost-cutting measures we instituted in 2010 to better align our cost base and our resources with our recurring revenue business model. The decrease is also due to lower personnel-related expenses from headcount reductions as well as a decrease in commission payments of $0.9 million attributable to the decline in license revenues. For financial reporting purposes, commission expenses associated with on-demand subscription arrangements are deferred and then amortized over the term of the contract as the related revenue is recognized, whereas commission expenses related to perpetual license sales are incurred in the period the transaction occurs. Commission expenses associated with term licenses have the same treatment as commission expenses associated with on-demand subscription arrangements.

        Research and Development.    Research and development expenses decreased $3.5 million, or 25%, in 2010 compared to 2009. In a better effort to better align our resources with our business model, we benefited from a decrease in personnel related expenses associated with a reduction in headcount in 2010, partially offset in part by an increase in professional fees as we expanded our use of offshore third-party technical services and support. We intend to continue to invest significantly in our research and development efforts because we believe these efforts are essential to maintaining our competitive position.

        General and Administrative.    General and administrative expenses increased $1.4 million, or 12%, in 2010 compared to 2009. The increase was primarily due to a $1.3 million increase in stock-based compensation expenses related to grants of restricted stock units in the first and third quarters of 2010. The restricted stock units granted in the first quarter were for retention purposes given a salary freeze instituted for 2010. The restricted stock units granted in the third quarter were for retention purposes in response to the relocation of our corporate headquarters during that quarter.

        Restructuring.    Restructuring expense was $1.7 million in 2010 compared to $3.0 million in 2009. The increase was primarily due to severance and termination-related costs of approximately $1.4 million and facility consolidation-related costs of approximately $0.3 million.

        Impairment of Acquired Intangible Asset.    An impairment expense of $160,000 was recognized as of December 31, 2010 for an intangible asset acquired in connection with the acquisition of Actek in January 2010.

Stock-Based Compensation

        The following table summarizes our stock-based compensation expenses for 2010 and 2009 (in thousands, except percentage data).

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

        Total stock-based compensation expenses increased $1.8 million, or 41%, in 2010 compared to 2009. The increase was primarily due to grants of restricted stock units during the first and third quarter of 2010. The restricted stock units granted in the first quarter were for retention purposes given a salary freeze instituted during 2010. The restricted stock units granted in the third quarter were for retention purposes associated with the relocation of our corporate headquarters. The increase was also attributable to a $0.5 million amortized expense related to the Actek acquisition.

Interest Income and Other (Expense), net

        The table below sets forth changes in interest income and other items from 2010 to 2009 (in thousands, except percentage data):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year to Year Increase (Decrease)	Percentage Change Year over Year
Interest income and other income (expense), net	$46	$307	$(261)	(85)%
Interest expense	(60)	1	(61)	(6,100)%

	$(14)	$308	$(322)	(105)%

(Benefit) Provision for income taxes	$(478)	377	(855)	(227)%

Interest Income and Other Income (Expense), net

        Net interest and other income (expense), net decreased $0.3 million, or 85%, from 2009 compared to 2010. The decrease was primarily attributable to a decrease in interest income from our investments because of a lower average investments balance and lower interest rates. The remaining decrease is attributed to an unrealized gain recognized on auction rate securities that were classified as trading securities in 2009. We did not have any auction rate securities classified as trading at December 31, 2010.

Interest Expense

        Interest expense increased by $0.1 million in 2010 compared to 2009. The increase was primarily due to an increase in capital lease expenditures during 2010.

(Benefit) Provision for Income Taxes

        Benefit for income taxes was $0.5 million for 2010 compared to a provision for income taxes of $0.4 million for 2009. The tax benefit was primarily due to the recognizing deferred tax liabilities related to intangible assets acquired from Actek in January 2010 and the associated release of a valuation allowance on the Company's deferred tax assets.

Liquidity and Capital Resources

        As of December 31, 2011, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $52.8 million and accounts receivable of $21.6 million.

        The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash provided by (used in) operating activities	$146	$2,124	$(3,861)
Net cash used in investing activities	$(40,375)	$(3,038)	$(20,643)
Net cash provided by financing activities	$44,750	$2,229	$611

Cash Flows during the Years Ended December 31, 2011, 2010, and 2009

Fiscal 2011:

        In 2011, cash and cash equivalents increased by approximately $4.6 million primarily due to the $44.8 million cash provided by our financing activities and $0.1 million cash provided by our operating activities, partially offset by $40.4 million used in our investing activities.

Operating Activities

        In 2011, net cash provided by operating activities was $0.1 million compared to $2.1 million in 2010. The decrease was primarily driven by a higher net loss adjusted for certain non-cash items including stock-based compensation expense of approximately $12.3 million, depreciation and amortization expense of approximately $6.5 million, partially offset by the release of our valuation allowance of $3.0 million, a gain of $0.9 million on extinguishment of our convertible notes, and changes in our working capital. The significant changes in our working capital as of were as follows:

  •
  A decrease in accounts receivable due to better collections;

  •
  A decrease in accounts payable and accrued liabilities due to the timing of purchases and payments; and

  •
  A decrease in prepaid and other assets of $0.9 million, mainly due to issuance costs associated with our convertible notes, offset by the timing and rendering of associated payments and services.

Investing Activities

        In 2011, net cash used in investing activities was $40.4 million compared to $3.0 million in 2010. The cash used in our investing activities in 2011 was primarily related to $17.4 million net outflows from the sales or maturities and purchases of investments, $19.5 million from our acquisitions, $1.5 million in payments for intangible assets and $2.0 million of equipment expenditures.

Financing Activities

        In 2011, net cash provided by financing activities was $44.8 million compared to $2.2 million in 2010. The cash we received in our financing activities in 2011 was primarily due to net receipt of $57.4 million from the issuance of our convertible notes, net of repurchases during 2011 and issuance costs, proceeds of $5.6 million in connection with option exercises and ESPP purchases, offset by principal payments in connection with our capital leases of $1.2 million, payment of $1.2 million contingent consideration in connection with our acquisitions, repurchase of outstanding common stock in the amount of $14.4 million and repurchase of $1.2 million related to statutory income tax withholdings paid on vested restricted stock awards in lieu of issuing shares of stock.

Fiscal 2010:

        In 2010, cash and cash equivalents increased by approximately $1.3 million primarily due to the $2.2 million cash provided by our financing activities, principally related to our issuance of common stock and cash provided by our operating activities of approximately $2.1 million, partially offset by the cash used in our investing activities of $3.0 million.

Operating Activities

        In 2010, net cash provided by operating activities was $2.1 million compared to cash used in operating activities of $3.9 million in 2009. Operating cash flows for 2010 were primarily driven by a lower net loss adjusted for certain non-cash items including stock-based compensation expense of approximately $6.1 million, depreciation and amortization expense of approximately $5.1 million, partially offset by the release of our valuation allowance of $0.6 million, and changes in our working capital. The significant changes in our working capital were as follows:

  •
  A decrease in accounts receivable of $6.4 million due to better collections;

  •
  A decrease in deferred revenue of $10.6 million due to the change to on-demand subscriptions;

  •
  A decrease in accounts payable and accrued liabilities due to the timing of purchases and payments; and

  •
  A decrease in prepaid and other assets of $1.4 million mainly due to the timing of payments and services being rendered.

Investing Activities

        In 2010, net cash used in investing activities was $3.0 million compared to $20.7 million in 2009. The cash used in our investing activities in 2010 was primarily due to $1.9 million from our acquisitions, $1.8 million in payments for intangible assets, and $2.8 million of equipment expenditures, partially offset by $4.1 million net proceeds from the sales or maturities and purchases of investments.

Financing Activities

        In 2010, net cash provided by financing activities was $2.2 million compared to $0.6 million in 2009. The increase in 2010 was primarily due to proceeds of $3.9 million in connection with stock option exercises and stock purchases pursuant to our employee stock purchase program, offset by principal payments in connection with our capital leases of $0.2 million, payment of assumed debt from our acquisitions of $0.9 million, and repurchase of $0.6 million related to statutory income tax withholdings paid on vested restricted stock awards in lieu of issuing shares of stock.

Fiscal 2009:

        In 2009, cash and cash equivalents decreased by approximately $23.8 million primarily due to the cash used in our operating and investing activities of $3.9 million and $20.6 million, respectively, partially offset by $0.6 million cash provided by our financing activities.

Operating Activities

        Net cash used in operating activities was $3.9 million in 2009, compared to cash provided by operating activities of $6.2 million in 2008. The decrease in operating cash flows was primarily driven by a higher net loss adjusted for certain non-cash items including stock-based compensation expense of approximately $4.3 million, depreciation and amortization expense of approximately $4.8 million, partially offset by gain on investments of $0.4 million, and changes in our working capital.

Investing Activities

        In 2009, net cash used in investing activities was $20.6 million compared to net cash provided by investing activities of $10.6 million in 2008. The cash used in our investing activities in 2009 was primarily due to $17.3 million net outflows from the sales or maturities and purchases of investments, $1.6 million in payments for intangible assets and $1.9 million of equipment expenditures.

Financing Activities

        In 2009, net cash provided by financing activities was $0.6 million compared to net cash used in financing activities of $3.3 million in 2008. The cash we received from our financing activities in 2009 was primarily due to proceeds of $1.8 million in connection with stock option exercises and stock purchases pursuant to our employee stock purchase program, offset by the repurchase of outstanding common stock in the amount of $0.7 million and the repurchase of $0.4 million related to statutory income tax withholdings paid on vested restricted stock awards in lieu of issuing shares of stock.

Auction Rate Securities

        Refer to Note 5 and 6 of our Notes to consolidated financial statements for information regarding our auction rate securities.

Contractual Obligations and Commitments

        The following table summarizes our contractual cash obligations at December 31, 2011. Contractual cash obligations that are cancelable upon notice and without significant penalties are not included in the table.

	Payments due by Period (in thousands)
Contractual Obligations	Total	2012	2013	2014	2015	2016	2017 and beyond
Operating lease commitments	$6,806	$1,628	$1,173	$1,083	$1,110	$1,138	$674
Unconditional purchase commitments(1)	$2,307	$1,704	$603	$—	$—	$—	$—
Capital lease obligations	$2,236	$1,295	$941	$—	$—	$—	$—

(1)
Includes approximately $181,000 of unrecognized tax benefits.

        We relocated our headquarters to Pleasanton, California in August 2010. The annual rental expense is approximately $0.5 million under our Pleasanton lease, which expires in July 2017.

        For our New York, New York, and Pleasanton, California offices, we have two certificates of deposit totaling approximately $678,000 as of December 31, 2011, pledged as collateral to secure letters of credit required by our landlords for security deposits.

        We enter into non-cancellable capital leases in the normal course of business. As of December 31, 2011, property and equipment included a total of $3.4 million in assets acquired under capital leases.

        Our future capital requirements depend on many factors, including the amount of revenues we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of new products introductions and enhancements to existing products, our ability to offer on-demand service on a consistently profitable basis, the continuing market acceptance of our other products and future acquisitions or other capital expenditures we may make. However, based on our current business plan and revenue projections, we believe our existing cash and investment balances will be sufficient to meet our anticipated cash requirements as well as the contractual obligations listed below for the next twelve months.

        On October 3, 2011, we acquired Webcom, Inc., subject to a $1.6 million indemnity holdback and a $1.6 million earn-out related contingent consideration. The $1.6 million indemnity holdback is to be paid one year from the date of closing, subject to any reduction for indemnity claims. The earn-out contingent consideration of $1.6 million is contingent on Webcom achieving certain revenue milestones. The estimated fair value of the earn-out contingent consideration and indemnity holdback were recorded within accrued expenses at December 31, 2011.

        On September 8, 2011 we acquired Rapid Intake, Inc. subject to a $400,000 indemnity holdback, and $500,000 in earn-out related contingent consideration. The $400,000 indemnity holdback is to be paid one year from the date of closing, subject to any reduction for indemnity claims. The earn-out contingent consideration of $500,000 is contingent on Rapid Intake achieving certain revenue milestones. The estimated fair value of the earn-out contingent consideration and indemnity holdback were recorded within accrued expenses at December 31, 2011.

        On July 5, 2011 we acquired iCentera subject to a $1.5 million indemnity holdback, and $1.0 million in earn-out related contingent consideration. The $1.5 million indemnity holdback is to be paid one year from the date of closing, subject to any reduction for indemnity claims. The contingent consideration of $1.0 million is contingent on iCentera achieving certain revenue milestones and retaining certain key employees. The estimated fair value of the earn-out contingent consideration and indemnity holdback were recorded within accrued expenses at December 31, 2011.

        On June 10, 2011, we acquired Litmos subject to a $600,000 indemnity holdback. The indemnity hold back will be paid one year from the date of closing of the acquisition subject to any deductions for indemnity conditions and Litmos meeting certain employee retention requirements. The indemnity holdback was recorded within accrued expenses at December 31, 2011.

        On December 23, 2010, we acquired ForceLogix subject to a $750,000 indemnity holdback. $575,000 of the indemnity holdback was paid in August 2011. At December 31, 2011, the remaining indemnity hold back balance of $140,000 is pending resolution of specific items.

Off-Balance Sheet Arrangements

        With the exception of the above contractual cash obligations, we have no material off-balance sheet arrangements that have not been recorded in our consolidated financial statements.

Related Party Transactions

        For information regarding related party transactions, refer to our Note 17 of our Notes to consolidated financial statements and Part III, Item 12, Certain Relationships and Related Transactions,

and Director Independence included in this Annual Report on Form 10-K and incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market Risk.    Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates, as well as fluctuations in interest rates and foreign exchange rates.

        We do not hold or issue financial instruments for trading purposes, and we invest in investment grade securities. We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our investment portfolios, which is approved by our Board of Directors. The guidelines establish, among others, credit quality standards and limits on exposure to: i) any one security issue or issuer and ii) the type of instrument.

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

        Interest Rate Risk.    We invest our cash in a variety of financial instruments, consisting primarily of investments in money market accounts, certificates of deposit, high quality corporate debt obligations, U.S. government obligations, and auction rate securities.

        Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At December 31, 2011, the average maturity of our investments was approximately 11 months, and all investment securities had remaining maturities of less than 24 months. The following table presents certain information about our financial instruments at December 31, 2011 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
	1 Year or Less	More Than 1 Year	Total Principal Amount	Total Fair Value
Available-for-sale securities	$20,641	$14,765	$35,423	$35,406
Weighted average interest rate	0.34%	0.47%

        Foreign Currency Exchange Risk.    Our revenues and our expenses, except those related to our non-United States operations, are generally denominated in United States dollars. For our operations outside the United States, we generally transact business in various other currencies. For 2011 and 2010, approximately 19% and 8% of our total revenue was denominated in foreign currency. At December 31, 2011 and 2010, approximately 25% and 19%, respectively, of our total accounts receivable was denominated in foreign currency. Our exchange risks and foreign exchange losses have been minimal to date. For the years ended December 31, 2011 and 2010, we recognized losses on foreign exchange transactions of $0.1 million. We expect to continue to transact a majority of our business in U.S. dollars.

        Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency transactions. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

        As of December 31, 2011, we had no outstanding foreign currency forward exchange contracts, nor any losses related to forward exchange contracts for 2011. We do not anticipate any material adverse effect on our consolidated financial condition, results of operations or cash flows resulting from the use of these instruments in the immediate future. However, we cannot provide any assurance that our foreign exchange rate contract investment strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally, we hedge only a portion of our foreign currency exchange exposure. We cannot make assurances that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, and results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

Financial Statements

        The response to this item is submitted as a separate section of this Annual Report on Form 10-K beginning on page 60.

Supplementary Data (unaudited)

        The following tables set forth unaudited supplementary quarterly financial data for the two year period ended December 31, 2011. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Forth Quarter	Total
Year ended December 31, 2011
Total revenue	$19,811	$20,355	$21,059	$22,546	$83,771
Gross profit	$7,814	$7,840	$8,759	$9,350	$33,763
Net loss	$(2,438)	$(4,733)	$(4,571)	$(4,334)	$(16,076)
Basic and diluted net income (loss) per share	$(0.07)	$(0.14)	$(0.14)	$(0.13)	$(0.49)
Weighted average common shares (basic and diluted)	33,110	33,048	32,327	32,760	32,809

	First Quarter	Second Quarter	Third Quarter	Forth Quarter	Total
Year ended December 31, 2010
Total revenue	$16,161	$17,140	$18,469	$19,110	$70,880
Gross profit	$5,206	$6,869	$8,388	$8,504	$28,967
Net loss	$(5,951)	$(3,748)	$(1,587)	$(1,450)	$(12,736)
Basic and diluted net income (loss) per share	$(0.19)	$(0.12)	$(0.05)	$(0.04)	$(0.40)
Weighted average common shares (basic and diluted)	30,963	31,284	31,546	32,336	31,536

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

(b)   Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria. In addition, our independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting as of the reporting date.

(c)   Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

        Certain information required by Part III of Form 10-K is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our annual meeting of stockholders, currently scheduled for June 6, 2012, and the information included in the proxy statement shall be incorporated herein by reference when it is filed with the Securities and Exchange Commission.

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

INDEX TO EXHIBITS

Exhibit Number		Description
2.1		Agreement and Plan of Merger dated as of January 14, 2008 by and among Compensation Technologies LLC, Callidus Software, Inc., CMS Merger Sub LLC, Robert Conti, Gary Tubridy and David Cichelli and Robert Conti, as Member Representative (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed with the Commission on January 14, 2008)
2.2
Agreement and Plan of Merger dated as of January 14, 2008 by and among Compensation Management Services LLC, Callidus Software, Inc., CMS Merger Sub LLC, Robert Conti, Gary Tubridy and David Cichelli and Robert Conti, as Member Representative (incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K filed with the Commission on January 14, 2008)
2.3
Agreement and Plan of Merger, dated October 3, 2011, among Webcom Inc., Callidus Software Inc., Spider Acquisition Inc., and Aleksandar Ivanovic (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed with the Commission on October 4, 2011)
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
3.2		Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-Q filed with the Commission on November 5, 2010)
4.1		Certificate of Designations (incorporated by reference from Exhibit A to Exhibit 10.27 to the Registrant's Form 8-K filed with the Commission on September 3, 2004)
4.2
Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
4.3		Stockholders Rights Agreement dated September 2, 2004 (incorporated by reference to Exhibit 10.27 to the Registrant's Form 8-K filed with the Commission on September 3, 2004)
4.4		Amendment to Stockholders Rights Agreement dated September 28, 2004 (incorporated by reference to Exhibit 10.27.1 to the Registrant's Form 10-Q filed with the Commission on November 15, 2004)
4.5
Indenture dated as of May 23, 2011 between Callidus Software Inc. and Wells Fargo, N.A, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed with the Commission on May 23, 2011)
4.6		Form of 4.25% Convertible Senior Note due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed with the Commission on May 23, 2011)
10.1
Office Lease Agreement between 6200 Stoneridge Mall Road Investors LLC and Callidus Software Inc. dated March 30, 2010 (incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-Q filed with the Commission on May 7, 2010)
#10.2		Second Amendment to Office Lease Agreement between 6200 Stoneridge Mall Road Investors LLC and Callidus Software Inc. dated December 27, 2011
10.3	+
1997 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)

Exhibit Number		Description
10.4	+	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.1 to the Registrant's Form 10-Q filed with the Commission on August 9, 2010)
10.5	+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7.1 to the Registrant's Form 10-Q filed with the Commission on November 15, 2004)
10.6	+	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K filed with the Commission on March 27, 2006)
10.7	+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the Commission on May 8, 2009)
10.8	+	Form of Executive Change of Control Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the Commission on May 8, 2009)
10.9	+	Form of Director Change of Control Agreement—Full Single-Trigger (incorporated by reference to Exhibit 10.8.1 to the Registrant's Form 10-Q filed with the Commission on August 9, 2010)
10.10
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.11	+
Employment Agreement with Ronald J. Fior dated August 30, 2002 (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)
10.12	+
Form of Performance-Based Stock Option Agreement for stock options granted to Ronald J. Fior on September 1, 2004 (incorporated by reference to Exhibit 10.28 to the Registrant's Form 8-K filed with the Commission on September 3, 2004)
10.13	+	Form of Executive Incentive Plan (incorporated by reference to Exhibit 10.25 to the Registrant's Form 8-K filed with the Commission on January 29, 2008)
10.14	+	Restricted Stock Agreement with Michael L. Graves (incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q filed with the Commission on August 1, 2007)
10.15	+
Amendment dated November 30, 2007 to Offer Letter Between Callidus Software Inc. and Leslie J. Stretch (incorporated by reference to Exhibit 10.26 to the Registrant's Form 8-K filed with the Commission on November 20, 2007)
10.16	+	Offer Letter with V. Holly Albert dated August 8, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the Commission on August 7, 2009)
10.17	+	Offer Letter with Jimmy Duan dated September 24, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed with the Commission on August 7, 2009)
10.18	+	Offer Letter with Michael L. Graves dated February 6, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed with the Commission on August 7, 2009)
10.19	+	Offer Letter with Lorna Heynike dated July 24, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the Commission on November 6, 2009)
10.20	+	Offer Letter with Saied Karamooz dated April 27, 2010 (incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-Q filed August 9, 2010)

Exhibit Number		Description
10.21	+	Offer Letter with Meredith Calvert dated June 16, 2010 (incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-Q filed August 9, 2010)
10.22	+	Offer Letter with Cynthia A. Eppard dated June 24, 2011 (incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-Q filed August 8, 2011)
#21.1		Subsidiaries of the Registrant
#23.1		Consent of Independent Registered Public Accounting Firm
#31.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
#32.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
#101		Interactive Data Files Pursuant to Rule 405 of Regulation S-T (XBRL)

#
Filed herewith

+
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 13, 2012.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR Ronald J. Fior, Chief Financial Officer, Senior Vice President, Finance and Operations

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ LESLIE J. STRETCH Leslie J. Stretch	Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2012
/s/ RONALD J. FIOR Ronald J. Fior	Chief Financial Officer and Senior Vice President, Finance and Operations (Principal Accounting Officer)	March 13, 2012
/s/ CHARLES M. BOESENBERG Charles M. Boesenberg	Chairman	March 13, 2012
/s/ WILLIAM B. BINCH William B. Binch	Lead Independent Director	March 13, 2012
/s/ MARK A. CULHANE Mark A. Culhane	Director	March 13, 2012
/s/ GEORGE B. JAMES George B. James	Director	March 13, 2012
/s/ DAVID B. PRATT David B. Pratt	Director	March 13, 2012
/s/ MICHELE VION Michele Vion	Director	March 13, 2012

CALLIDUS SOFTWARE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Callidus Software Inc.:

        We have audited the accompanying consolidated balance sheets of Callidus Software Inc. (the Company) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Callidus Software Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Callidus Software Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callidus Software Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Callidus Software Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG LLP
Santa Clara, CA
March 13, 2012

CALLIDUS SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$17,383	$12,830
Short-term investments	35,406	17,873
Accounts receivable, net of allowances of $235 in 2011 and $398 in 2010	21,643	19,908
Deferred income taxes	110	—
Prepaid and other current assets	5,831	4,441

Total current assets	80,373	55,052
Long-term investments	—	787
Property and equipment, net	6,772	8,016
Goodwill	24,200	8,031
Intangible assets, net	17,769	4,274
Deferred income taxes, noncurrent	206	1,645
Deposits and other assets	3,936	2,000

Total assets	$133,256	$79,805

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,515	$3,299
Accrued payroll and related expenses	4,278	2,859
Accrued expenses	12,163	6,169
Deferred income taxes	596	1,691
Deferred revenue	30,211	28,417
Capital lease obligations	1,196	1,119

Total current liabilities	51,959	43,554
Deferred revenue, noncurrent	4,257	4,388
Deferred income taxes, noncurrent	197	—
Other liabilities	2,413	1,619
Capital lease obligations, noncurrent	915	2,162
Convertible notes	59,215	—

Total liabilities	118,956	51,723

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 35,198 and 32,624 shares issued and 32,859 and 32,624 shares outstanding at December 31, 2011 and December 31, 2010, respectively	33	31
Additional paid-in capital	238,798	222,363
Treasury stock; 2,339 and zero shares, at December 31, 2011 and December 31, 2010, respectively	(14,430)	—
Accumulated other comprehensive income (loss)	189	(98)
Accumulated deficit	(210,290)	(194,214)

Total stockholders' equity	14,300	28,082

Total liabilities and stockholders' equity	$133,256	$79,805

The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Recurring	$63,002	$53,025	$46,322
Services	17,465	15,061	29,702
License	3,304	2,794	5,034

Total revenues	83,771	70,880	81,058
Cost of revenues:
Recurring	32,820	26,180	22,468
Services	16,122	15,353	26,195
License	365	380	754
Patent settlement	701	—	—

Total cost of revenues	50,008	41,913	49,417

Gross profit	33,763	28,967	31,641

Operating expenses:
Sales and marketing	20,203	16,229	20,369
Research and development	12,025	10,369	13,853
General and administrative	17,726	13,754	12,310
Restructuring	649	1,655	2,993
Impairment of acquired intangible asset	—	160	—

Total operating expenses	50,603	42,167	49,525

Operating loss	(16,840)	(13,200)	(17,884)
Interest income and other income (expense), net	(333)	46	307
Interest expense	(2,495)	(60)	1
Gain on extinguishment of convertible notes	915	—	—

Loss before provision (benefit) for income taxes	(18,753)	(13,214)	(17,576)
Provision (benefit) for income taxes	(2,677)	(478)	377

Net loss	$(16,076)	$(12,736)	$(17,953)

Net loss per share—basic and diluted
Net loss per share	$(0.49)	$(0.40)	$(0.60)

Shares used in basic and diluted per share computation	32,809	31,536	30,050

The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock			Treasury Stock		Accumulated Other Comprehensive Income
			Additional Paid-in Capital				Accumulated Deficit	Total Stockholders' Equity	Comprehensive Loss
	Shares	Amount		Shares	Amount
Balance as of December 31, 2008	29,240	$29	$207,493	—	$—	$121	$(163,677)	$43,966
Exercise of stock options under stock incentive plans	104	—	101	—	—	—	—	101
Issuance of common stock under stock purchase plans	788	1	1,687	—	—	—	—	1,688
Issuance of common stock under restricted stock plans, net of shares withheld for employee taxes	677	—	(437)	—	—	—	—	(437)
Stock-based compensation	—	—	4,332	—	—	—	—	4,332
Stock repurchases	(248)	—	(741)	—	—	—	—	(741)
Cumulative effect of adoption of an accounting principle	—	—	—	—	—	(152)	152	—
Unrealized gain on investments	—	—	—	—	—	129	—	129	$129
Cumulative translation adjustment	—	—	—	—	—	146	—	146	146
Net loss	—	—	—	—	—	—	(17,953)	(17,953)	(17,953)

Balance as of December 31, 2009	30,561	30	212,435	—	—	244	(181,478)	31,231	$(17,678)

Exercise of stock options under stock incentive plans	841	1	2,714	—	—	—	—	2,715
Issuance of common stock under stock purchase plans	518	—	1,211	—	—	—	—	— 1,211
Issuance of common stock under restricted stock plans, net of shares withheld for employee taxes	554	—	(554)	—	—	—	—	(554)
Stock-based compensation	—	—	5,622	—	—	—	—	5,622
Acquisition-related consideration	150	—	935	—	—	—	—	935
Unrealized loss on investments	—	—	—	—	—	(284)	—	(284)	$(284)
Cumulative translation adjustment	—	—	—	—	—	(58)	—	(58)	(58)
Net loss	—	—	—	—	—		(12,736)	(12,736)	(12,736)

Balance as of December 31, 2010	32,624	31	222,363	—	—	(98)	(194,214)	28,082	$(13,078)

Exercise of stock options under stock incentive plans	1,169	1	4,497	—	—	—	—	4,498
Issuance of common stock under stock purchase plans	325	—	1,057	—	—	—	—	1,057
Issuance of common stock under restricted stock plans, net of shares withheld for employee taxes	1,080	1	(1,402)	—	—	—	—	(1,401)
Repurchases of common stock	—	—	—	2,339	(14,430)	—	—	(14,430)
Stock-based compensation	—	—	12,241	—	—	—	—	12,241
Acquisition-related consideration	—	—	42	—	—	—	—	42
Unrealized gain on investments	—	—	—	—	—	278	—	278	$278
Cumulative translation adjustment	—	—	—	—	—	9	—	9	9
Net loss	—	—	—	—	—	—	(16,076)	(16,076)	(16,076)

Balance as of December 31, 2011	35,198	$33	$238,798	2,339	$(14,430)	$189	$(210,290)	$14,300	$(15,789)

The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(16,076)	$(12,736)	$(17,953)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	3,098	2,565	2,748
Amortization of intangible assets	3,485	2,549	2,058
Provision for doubtful accounts and service remediation reserves	48	198	(108)
Stock-based compensation	12,241	5,631	4,324
Stock-based compensation related to acquisition	42	470	—
Patent settlement expense	701	—	—
Impairment of acquired intangible assets	—	160	—
Revaluation of acquisition contingent consideration	—	86	—
Release of valuation allowance	(2,975)	(614)	—
Leasehold improvement allowance	—	961	—
Gain on disposal of property	(6)	—	(1)
Impairment of investments	375	—	—
Amortization of convertibles note issuance cost	355	—	—
Net amortization on investments	510	249	58
Put option loss	—	52	390
Gain on extinguishment of convertible notes	(915)	—	—
Gain on investments	—	(118)	(484)
Changes in operating assets and liabilities:
Accounts receivable	(36)	(6,375)	10,234
Prepaid and other current assets	1,775	(631)	218
Other assets	(2,667)	(727)	226
Accounts payable	1,300	(10)	822
Accrued expenses	(2,763)	473	(2,336)
Accrued payroll and related expenses	1,422	(1,029)	(2,591)
Accrued restructuring	146	151	(668)
Deferred revenue	62	10,564	(998)
Deferred income taxes	24	255	200

Net cash provided by (used in) operating activities	146	2,124	(3,861)

Cash flows from investing activities:
Purchases of investments	(52,886)	(20,943)	(28,957)
Proceeds from maturities and sale of investments	35,511	25,015	11,670
Purchases of property and equipment	(2,002)	(2,779)	(1,943)
Proceeds from disposal of property and equipment	6	23	—
Purchases of intangible assets	(1,522)	(1,832)	(1,601)
Acquisitions, net of cash acquired	(19,482)	(1,922)	(14)
Change in restricted cash	—	(600)	202

Net cash used in investing activities	(40,375)	(3,038)	(20,643)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,556	3,926	1,789
Repurchases of common stock	(14,430)	—	(742)
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(1,402)	(554)	(436)
Payment of consideration related to acquisition	(1,210)	—	—
Proceeds from issuance of convertible notes, net of issuance costs	76,854	—	—
Repayment of debt assumed through acquisition	—	(899)	—
Payment of principle under capital lease	(1,170)	(244)	—
Repurchase of convertible notes	(19,448)	—	—

Net cash provided by financing activities	44,750	2,229	611

Effect of exchange rates on cash and cash equivalents	32	(50)	68

Net increase (decrease) in cash and cash equivalents	4,553	1,265	(23,825)
Cash and cash equivalents at beginning of period	12,830	11,565	35,390

Cash and cash equivalents at end of period	$17,383	$12,830	$11,565

Supplemental disclosures of cash flow information:
Cash paid for interest on convertible debt	$1,713	$—	$—
Cash paid for interest on capital leases	175	57

The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Significant Accounting Policies

  Description of Business

        Callidus Software, Inc. ("Callidus" or the "Company") is a provider of cloud-based solution for sales effectiveness, sold to companies of every size throughout the world. Companies use sales effectiveness solutions to optimize investments in sales planning and performance, specifically in the areas of sales and channel quota, coverage, incentive management, and coaching and training. Callidus' solutions enable businesses to achieve new insights into the principal levers that drive sales force performance so they can repeat sales successes for more sustainable, predictable sales growth. Sales effectiveness programs are key vehicles in aligning sales and channel partner goals with top business objectives. Callidus' product suite provides an end-to-end SaaS solution for all aspects of sales effectiveness, including sales hiring, sales enablement and collaboration, Configure/Price/Quote solutions, incentive design and payment, sales coaching and optimization, and learning management including content authoring. The Company's software suite is based on proprietary technology and an extensive expertise in sales performance programs, and provides the flexibility and scalability required to meet the requirements of small, medium, and large businesses across multiple industries. The Company's products drive sales strategies toward desired business outcomes.

  Principles of Consolidation

        The consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the Company), which include wholly-owned subsidiaries in Australia, Canada, Germany, Hong Kong, New Zealand, Serbia, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated in the consolidation.

  Reclassifications

        Certain prior period balances have been reclassified to conform to the current period's presentation. Such reclassifications did not affect total revenues or net loss.

  Use of Estimates

        Preparation of the consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (SEC) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, the allocation of the value of purchase consideration for business acquisitions, uncertain tax liabilities, allowances for doubtful accounts and service remediation reserves, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairments, accrued liabilities and other contingencies. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates such estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and declines in IT spending by companies have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates. Changes in those estimates, if any,

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

resulting from continuing changes in the economic environment, will be reflected in the consolidated financial statements in future periods.

  Foreign Currency Translation

        The functional currencies of the Company's foreign subsidiaries are their respective local currencies. Accordingly, the foreign currencies are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average rates during each reporting period for the results of operations. Adjustments resulting from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in interest and other income (expense), net in the accompanying consolidated statements of operations.

  Cash and Cash Equivalents and Investments

        The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of December 31, 2011 and 2010 consisted of money market funds and various deposit accounts. The Company determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2011 and 2010, all investment securities were designated as "available-for-sale". The Company considers available-for-sale securities that have a maturity date longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. These securities are carried at estimated fair value based on quoted market prices or other readily available market information, with the unrealized gains and losses included in other comprehensive income (loss). Recognized gains and losses are included in the consolidated statement of operations. When the Company has determined that an other-than-temporary decline in fair value has occurred, the amount of the decline is recognized in earnings. Gains and losses are determined using the specific identification method. The Company determined an other-than-temporary decline in fair value in connection with one of their investments during December 31, 2011. Refer to Note 6.

        The Company classifies auction rate securities ("ARS") as available-for-sale and carries them at their fair value using a discounted cash flow model to estimate their fair value. As of December 31, 2011, the Company did not hold any ARS.

  Fair Value of Financial Instruments and Concentrations of Credit Risk

        The fair value of certain of the Company's financial instruments that are not measured at fair value, including cash and cash equivalents, accounts receivable and accounts payable, approximates the carrying amount due to their short maturity. The fair value of the Company's convertible notes is disclosed in Note 8 and was determined using the quoted market price. See Note 6 for discussion regarding the valuation of the Company's investments. Financial instruments that potentially subject the Company to concentrations of credit risk are short-term investments, long-term investments and trade receivables. The Company mitigates concentration of risk by monitoring the risk profiles of all bank counterparties on at least a quarterly basis. Based on the Company's on-going assessment of counterparty risk, the Company will adjust its exposure to various counterparties.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

        The Company's customer base consists of businesses throughout the Americas, Europe, Middle East, Africa and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of December 31, 2011 and December 31, 2010, the Company had no customers comprising greater than 10% of net accounts receivable. Refer to Note 16 for information regarding revenues from significant customers.

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

  Allowance for doubtful accounts and service remediation reserve

        The Company reduces gross trade accounts receivable with its allowance for doubtful accounts and service remediation reserve. The allowance for doubtful accounts is the Company's estimate of the amount of probable credit losses in the Company's existing accounts receivable. Management analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends and changes in customer payment history when evaluating the adequacy of the allowance for doubtful accounts.

        The service remediation reserve is the Company's estimate of future service claims. The Company generally warrants that its professional services will be performed in accordance with the criteria agreed upon in a statement of work. Should these services not be performed in accordance with the agreed upon criteria, the Company provides remediation services until such time as the criteria are met. When providing for service remediation reserves, the Company analyzes historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. Provisions to the allowance for doubtful accounts are recorded in general and administrative expenses, while provisions for service remediation reserve reduce services revenues.

        Below is a summary of the changes in the Company's reserve accounts for 2011, 2010 and 2009 (in thousands):

	Balance at Beginning of Period	(Benefit) Provision Net of Recoveries	Write-offs	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2011	$366	$(8)	$(133)	$225
Year ended December 31, 2010	307	180	(121)	366
Year ended December 31, 2009	550	178	(421)	307

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

	Balance at Beginning of Period	(Benefit) Provision Net of Recoveries	Write-offs	Balance at End of Period
Service remediation reserve
Year ended December 31, 2011	$32	$(21)	$(1)	$10
Year ended December 31, 2010	256	68	(292)	32
Year ended December 31, 2009	399	818	(961)	256

  Property and Equipment, net

        Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the assets' estimated useful lives or the related lease terms. Expenditures for maintenance and repairs are expensed as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts and any resulting gain or loss is reflected in the consolidated statements of operations.

  Prepaid and other current assets and deposits and other assets

        Included in deposits and other assets in the consolidated balance sheets at December 31, 2011 and 2010 is restricted cash totaling $678,000, related to security deposits on leased facilities for the Company's New York, New York and Pleasanton, California offices. The restricted cash represents investments in certificates of deposit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in prepaid and other current assets and deposits and other assets based on the contractual term for the release of the restriction.

        Also included in the prepaid and other current assets and deposits and other assets is certain costs related to configuring and implementing hosted third party software applications that the Company uses to operate its business. These configuration costs are recorded as an asset as the Company has determined that they have probable future economic benefit and are being amortized over their useful life of three years. As of December 31, 2011 and 2010, the Company had capitalized configuration costs of $463,000 and zero; and had remaining unamortized costs of $360,000 as of December 31, 2011. These costs do not include such items as, the cost of training, business process reengineering, and data migration, which are expensed as incurred.

  Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the purchase method of accounting. Goodwill is not amortized, but instead goodwill is required to be tested for impairment annually and under certain circumstances. The Company performs such testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the fourth quarter of 2011, the Company early adopted new accounting guidance which simplifies goodwill impairment testing. The new accounting guidance allows the Company to conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it then conducts a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit's carrying value, the Company will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, the Company will compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. The Company has one reporting unit and evaluates goodwill for impairment at the entity level. During the year ended December 31, 2011, based on the qualitative assessment, the Company did not perform step one of the two-step goodwill impairment test.

        Intangible assets with finite lives are amortized over their estimated useful lives of one to 12 years. Generally, amortization is based on the higher of a straight-line method or the pattern in which the economic benefits of the intangible asset will be consumed. There was no impairment expense related to intangible assets during, the years ended December 31, 2011 and 2009. During the year ended December 31, 2010, the Company recognized an impairment of $160,000.

  Impairment of Long-Lived Assets

        The Company assesses impairment of its long-lived assets in accordance with the provisions of accounting for the impairment of long-lived assets. Long-lived assets, such as property and equipment and purchased intangibles subject to amortization are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. There were no impairment charges recorded during the years ended December 31, 2011, 2010 and 2009.

  Business Combinations

        Upon adoption of a revised accounting standard related to business combinations, the Company applies the expanded definition of a business and a business combination; recognizes assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; recognizes acquisition related expenses and restructuring costs to be expensed as incurred; recognizes in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and recognizes changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.

        During the measurement period, which may be up to one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the measurement period, we record adjustments to the assets acquired or liabilities assumed in our operating results in the period in which the adjustments were determined.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

  Restructuring Costs

        Restructuring expenses are comprised primarily of employee termination costs related to headcount reductions, costs related to properties abandoned in connection with facilities consolidation and related write-downs of leasehold improvements. A liability for costs associated with an exit or disposal activity is recognized and measured initially at fair value. Our restructuring expenses include accruals for estimated losses related to our excess facilities, based on our contractual obligations, net of estimated sublease income. We reassess the liability periodically based on market conditions.

  Software Development Costs

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

  Research and Development

        The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of expenses for research and development staff, the cost of certain third-party service providers and allocated overhead.

  Stock-Based Compensation

        The Company measures and recognizes compensation expense for stock-based awards made to employees and directors including employee stock options and employee stock purchases under the Company's Employee Stock Purchase Plan (ESPP) based on estimated fair values on the date of grant using the Black-Scholes option pricing model. Stock-based compensation expense for restricted stock units (RSU) is determined based on the closing price of our common stock on the date of grant. The value of the award is recognized as expense on a straight-line basis over the requisite service periods in the Company's consolidated statements of operations.

  Income Taxes

        The Company is subject to income taxes in both the United States and foreign jurisdictions and the Company uses estimates in determining its provision for income taxes. This process involves estimating actual current tax assets and liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the consolidated balance sheets. Net deferred tax assets are recorded to the extent the Company believes that these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. With the exception of the net deferred tax assets of two of the Company's foreign subsidiaries, the Company maintained a full valuation allowance against its net deferred tax assets at December 31, 2011 because the Company believes that it is not more-likely-than-not that the gross deferred tax assets will be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

the need for a valuation allowance, in the event the Company were to determine that it would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made.

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

  Revenue Recognition

        The Company generates revenues by providing its software applications as a service through an on-demand subscription and related professional services, as well as through perpetual and term licenses and related software maintenance and professional services. The Company presents revenue net of sales taxes and any similar assessments.

        The Company recognizes revenue when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) fees are fixed or determinable and 4) collectability is probable. If we determine that any one of the four criteria is not met, we will defer recognition of revenue until all the criteria are met.

        Recurring revenues.    Recurring revenues; which include on-demand services revenues, term license revenues and maintenance revenues, are recognized as revenues ratably over the stated contractual period. On-demand services revenues consist of subscription fees from customers accessing our cloud-based service offerings. Recurring revenue also includes term license and maintenance which consists of customer purchasing annual subscriptions to receive support for our on-premise software.

        Service Revenues.    Professional service revenues primarily consist of training, integration and configuration services. Generally, the Company's professional services arrangements are on a time-and-materials basis. Time and material services are recognized as revenue as the services are rendered based on inputs to the project, such as hours incurred. For fixed-fee professional service arrangements, the Company recognizes revenue under the proportional performance method of accounting and estimates the proportional performance on a monthly basis, utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. The Company recognizes a loss for a fixed-fee professional service if the total estimated project costs exceed project revenues.

        In certain arrangements with non-standard acceptance criteria, the Company defers the revenue until the acceptance criteria are satisfied. Reimbursements, including those related to travel and out-of-pocket expenses are included in services revenues, and an equivalent amount of reimbursable expenses is included in cost of services revenues.

        License Revenues.    License revenues, which only include perpetual license revenues, is recognized upon delivery of the product, assuming all the other conditions for revenue recognition have been met.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

        Multiple-deliverable arrangements with on-demand subscription.    In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2009-13 ("ASU 2009-13"), which amended the accounting guidance for multiple-deliverable revenue arrangements to:

  •
  provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

  •
  require an entity to allocate revenue in an arrangement using estimated selling prices ("ESP") of each element if a vendor does not have vendor specific objective evidence of selling price ("VSOE") or third-party evidence of selling price ("TPE"); and

  •
  eliminate the use of the residual method and requires a vendor to allocate revenue using the relative selling price method.

        ASU 2009-13 applies to our arrangements with multiple-deliverables, including on-demand subscription revenues and professional services revenues. The Company adopted this accounting guidance on January 1, 2011, for applicable arrangements entered into or materially modified after January 1, 2011. The adoption of the new accounting rules has not had a material impact on the Company's revenue because ESP applies to a small portion of our multiple deliverable arrangements.

        Prior to the adoption of ASU 2009-13, the Company had established VSOE of fair value for on-demand subscription services and for time-and-material professional services. The Company did not establish VSOE or TPE on fixed-fee professional services arrangements.

        The Company determines the best estimated selling price of each element in an arrangement based on a selling price hierarchy. The best estimated selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. Total arrangement fees will be allocated to each element using the relative selling price method. The Company is currently using the cost plus a reasonable mark-up to establish ESP for fixed fee service.

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

        Prior to the adoption of ASU 2009-13 if the Company entered into a multiple-deliverable on-demand arrangement that did not qualify for separation due to the lack of fair value, the entire arrangement was recognized ratably over the remaining on-demand subscription period after the completion of the professional services.

        Multiple-deliverable arrangements with on-premise license.    For arrangements with multiple-deliverable, including license, professional services and maintenance, the Company recognizes license revenues using the residual method of accounting pursuant to the requirements of the software revenue recognition guidance. Under the residual method, revenues are recognized when VSOE for fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. If evidence of fair value cannot be established for the undelivered elements, all of the revenue is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance period.

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

        Prior to the adoption of ASU 2009-13, if the Company entered into a multiple element on-demand subscription agreement that did not qualify for separation due to the lack of fair value for all undelivered elements, the Company would defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. The deferred costs previously deferred, or related to ongoing arrangements entered into prior to January 1, 2011 on the Company's consolidated balance sheets for these consulting arrangements totaled $2.0 million and $3.0 million at December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, $1.4 million and $2.3 million, respectively, of the deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the consolidated balance sheets. Due to the adoption of ASU 2009-13, the Company will no longer be able to defer direct costs associated with implementation and configurations services for agreements entered into after January 1, 2011. These direct costs of the implementation and configuration will be expensed as they are incurred and, at the same time, the related revenue will no longer be deferred.

        Included in the deferred costs for on-demand arrangements is the deferral of commission payments to the Company's direct sales force, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company's on-demand offering was $1.4 million and $1.2 million at December 31, 2011 and 2010, respectively.

        In multi-year term license arrangements that include multiple elements and for which fair value of VSOE cannot be established for the undelivered elements, the entire arrangement fee is recognized ratably over the remaining non-cancellable term of the arrangement after completion of professional services, if any. The Company defers the direct costs, and amortizes these costs over the same time period as the related revenue is recognized. The deferred costs on the Company's consolidated balance sheets for these arrangements totaled $1.8 million and $0.7 million at December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011 and 2010 $1.3 million and $0.2 million of the deferred costs are included in prepaid and other current assets with the remaining amounts included in deposits and other assets in the consolidated balance sheets. The deferred costs mainly represent commission payments to the Company's direct sales force for term license arrangements, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

  Advertising Costs

        The Company expenses advertising costs in the period incurred. Advertising expense was $7,000, $17,000, and $29,000 for 2011, 2010, and 2009, respectively.

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

        The following table sets forth the components of accumulated other comprehensive income (loss) as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Unrealized gain (loss) on available-for-sale-securities	$(17)	$(294)
Cumulative foreign currency translation gains	206	196

Balance at December 31	$189	$(98)

  Recently adopted Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance to allow entities to use a qualitative approach to test goodwill for impairment. The new guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The new guidance is effective for the Company beginning January 1, 2012 and earlier adoption is permitted. During the fourth quarter of 2011, the Company early adopted this new accounting guidance which simplifies goodwill impairment testing.

        In December 2010, the FASB issued authoritative guidance that amended the disclosure requirements for supplementary pro forma related to business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this guidance on January 1, 2011. The adoption of this guidance, which involves presentation and disclosures only, did not impact the Company's consolidated financial statements.

        In January 2010, the FASB issued an accounting standards update on improving disclosures about fair value measurements to add additional disclosures about the different classes of assets and liabilities

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2 and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 6. We adopted the new disclosure requirements and clarifications of existing disclosures in the January 1, 2010.

        In October 2009, the Financial Accounting Standards Board (FASB) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. Accounting Standards Update (ASU) No. 2009-13, "Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13) updates the existing multiple-element revenue arrangement guidance currently included under Accounting Standards Codification (ASC) 605-25, Revenue Recognition—Multiple Element Arrangements. The revised guidance permit entities to initially use management's estimate of selling price (ESP) to value individual deliverables when those deliverables do not have vendor-specific objective evidence (VSOE) of fair value or when third-party evidence (TPE) is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The Company adopted the standard on January 1, 2011. The adoption of ASU 2009-13 is applicable only to our non-software transactions as our software transactions will continue to be accounted for using guidance applicable to software transactions.

  Recent Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance in connection with disclosures about offsetting assets and liabilities. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset. The adoption of this guidance, which involves presentation and disclosures only, will not impact the Company's consolidated financial statements.

        In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income in financial statements. The new guidance removes current presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This new accounting guidance will be effective for the Company for the three months ended March 31, 2012. The adoption of this guidance, which involves presentation and disclosures only, will not impact the Company's consolidated financial statements.

        In May 2011, the FASB issued new guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at the net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation process and the sensitivity of the fair value to changes in unobservable inputs. The new

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

guidance will be effective beginning January 1, 2012. The adoption of this guidance, which involves presentation and disclosures only, will not impact the Company's consolidated financial statements.

Note 2—Restructuring

        During 2008 and 2009, in order to achieve cost efficiencies and realign our resources and operations, management approved and initiated a restructuring plan. The restructuring expenses were primarily related to excess facilities and other corporate actions. As of December 31, 2011, the total estimated restructuring expenses associated with all restructuring plans approved to date was $8.4 million, and consisted of costs associated with employee terminations and exit of excess facilities. These costs are recognized in accordance with the current guidance on accounting for exit activities and are presented as restructuring expenses in our consolidated statements of operations.

        The Company incurred restructuring expenses of $0.6 million, $1.7 million and $3.0 million in years ending December 31, 2011, 2010 and 2009.

        The following table sets forth a summary of accrued restructuring expenses for 2011 and 2010 (in thousands):

	December 31, 2010	Cash Payments	Additions	Adjustments	December 31, 2011
Severance and termination-related costs	$3	$(261)	$258	$—	$—
Facilities related costs	294	(242)	443	(52)	443

Total accrued restructuring expenses	$297	$(503)	$701	$(52)	$443

	December 31, 2009	Cash Payments	Additions	Adjustments	December 31, 2010
Severance and termination-related costs	$146	$(1,504)	$1,392	$(31)	$3
Facilities related costs	—	—	399	(105)	294

Total accrued restructuring expenses	$146	$(1,504)	$1,791	$(136)	$297

Note 3—Acquisition

        The Company completed the following business combinations during the year ended December 31, 2011:

  •
  On December 23, 2010 the Company entered into an asset purchase agreement with ForceLogix Technologies Inc. to purchase all of the issued and outstanding shares of common stock of ForceLogix, Inc. ("ForceLogix") the sole subsidiary of ForceLogix Technologies, Inc. The purchase of the shares was completed on February 25, 2011. ForceLogix is a provider of SaaS-based coaching and talent development solutions that helps organizations optimize and increase the effectiveness of their sales force. The ForceLogix solution is pre-integrated with our on-demand Monaco suite. The acquisition enhances the Company's Sales Talent Management suite and cross selling opportunities. The total purchase price for ForceLogix was $3.8 million including a $750,000 indemnity holdback. Payment of $3.0 million was made in February 2011 and $610,000 of the indemnity holdback was paid during the year ended December 31, 2011. In

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisition (Continued)

    January 2012, $122,000 of the holdback was paid to ForceLogix. The remaining indemnity holdback balance is pending resolution of specific items.

  •
  On March 25, 2011 the Company entered into an asset purchase agreement for the purchase of substantially all of the assets of Salesforce Assessments. Salesforce Assessments is a provider of SaaS-based sales assessments. The Company paid $260,000 in cash for Salesforce Assessments.

  •
  On June 10, 2011, the Company entered into a stock purchase agreement with Litmos, Limited, a New Zealand corporation, to purchase all of the issued and outstanding shares of common stock of Litmos. Litmos is a provider of SaaS-based learning management systems (LMS). The Litmos LMS platform delivers a self-service online training system that facilitates the management and delivery of web-based training courses for business users. The total purchase price for Litmos was $2.6 million in cash, and an additional $600,000 indemnity holdback. The indemnity holdback will be paid one year from the date of the closing of the acquisition subject to any deductions for indemnity conditions and Litmos meeting certain employee retention requirements. This contingent payment is considered compensation expense and will be expensed ratably over the next year as the likelihood of meeting the retention requirements is deemed probable. The Company recognized $335,000 compensation expense during the year ended December 31, 2011 in connection with this contingent payment.

  •
  On July 5, 2011, the Company acquired iCentera, Inc., a U.S. based SaaS provider of sales enablement software. iCentera provides hosted sales enablement platform to drive knowledge transfer from marketing resources to sales teams, partners and customers. iCentera's platform replaces static sales, partner, and customer portals with a single sales enablement system that adapts to the needs of each user. The total purchase price for iCentera was $7.9 million in cash, including a $1.5 million indemnity holdback and a $1.0 million potential earn-out condition. The indemnity holdback will be paid one year from the date of the closing of the acquisition subject to any deductions for indemnity conditions. The Company estimates the fair value of the earn-out contingent consideration of $1.0 million to be $900,000 based on a 90% probability that the related earn-out of $1.0 million will become payable. The earn-out payment is contingent on iCentera achieving certain revenue milestones and retaining certain key employees. The contingent consideration will be paid to all former shareholders of iCentera, Inc. in proportion to their ownership interest prior to the acquisition.

  •
  On September 8, 2011 the Company acquired Rapid Intake, Inc., a U.S. based company. Rapid Intake delivers the ability to create content for e-learning through its SaaS platform and desktop delivery software. Both the SaaS platform and desktop product ensure continuity across the enterprise and simplify e-learning content creation to ensure that all employees are trained and that employee qualifications remain current. The total purchase price for Rapid Intake was $2.4 million in cash, including $400,000 for indemnity holdback and a $500,000 earn-out condition. The indemnity holdback will be paid one year from the date of the closing of the acquisition subject to any deductions for indemnity conditions. The Company estimates the fair value of the contingent consideration of the $500,000 earn-out to be $450,000 based on a 90% probability that the related earn-out will become payable. The earn-out payment is contingent on Rapid Intake achieving certain revenue milestones by December 31, 2012.

  •
  On October 3, 2011 the Company acquired Webcom, Inc., a U.S. based company with operations in Belgrade, Serbia. Webcom is a leader in SaaS-based product configuration, pricing, quoting,

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisition (Continued)

    and proposals management. The total purchase price for Webcom was $10.8 million in cash, including $1.6 million for indemnity holdback and a $1.6 million potential earn-out condition. The indemnity holdback will be paid one year from the date of the closing of the acquisition subject to any deductions for indemnity conditions. The Company estimates the fair value of the contingent consideration of the $1.8 million earn-out to be $1.6 million based on a 90% probability that the related earn-out will become payable. The earn-out payment is contingent on Webcom achieving certain revenue milestones by December 31, 2012.

  •
  On January 3, 2012, the Company acquired LeadFormix, Inc. ("LeadFormix"), a privately held California corporation that is a leader in next-generation marketing automation and sales enablement for approximately $9.0 million in cash, subject to final adjustments. A portion of the consideration is subject to a holdback in respect of the LeadFormix equity holders' indemnity obligations to the Company. The Company has not completed the accounting for the acquisition of LeadFormix.

        The preliminary estimates of fair value for the assets acquired and liabilities assumed for acquisitions completed during the year ended December 31, 2011 were based upon preliminary calculations and valuations and the Company's estimates and assumptions for each of these acquisitions are subject to change as the Company obtains additional information during the respective measurement periods (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, and income and non-income based taxes.

        Developed technology represents the fair values of the acquired company's products that have reached technological feasibility. The estimated useful life was primarily based on projected product cycle and technology evolution. Customer relationships represent the fair value of the underlying customer support contracts and related relationships with the acquired company's existing customers. The estimated useful life was primarily based on projected customer retention rates. Tradenames and trademarks represent the fair value of brand and name recognition associated with the marketing of the acquired company's products and services. The estimated useful life was based on the projected product cycle and associated marketing of the brand and name.

        The excess of the purchase price over the assets and liabilities acquired assumed was recorded as goodwill. The goodwill arising from the acquisition mainly consists of the entity-specific synergies and economies of scale expected from joining the acquired company with the Company.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisition (Continued)

        Each of these acquisitions was accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of the respective acquisition dates. The total purchase price for each acquisition was comprised of the following (amounts in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/(liabilities assumed)	Acquired Intangible Assets	Goodwill	Goodwill deductible for tax purposes	Acquisition related expenses
ForceLogix	$3,750	$(82)	$1,900	$1,932	Deductible	$262
SalesForce Assessments	260	—	240	20	Not deductible	13
Litmos	2,600	(266)	950	1,916	Not deductible	494
iCentera	7,765	(666)	4,030	4,401	Not deductible	261
Rapid Intake	2,325	(1,023)	1,660	1,688	Not deductible	77
Webcom	10,775	(1,947)	6,510	6,212	Not deductible	256

	$27,475	$(3,984)	$15,290	$16,169

        The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisitions: (in thousands):

	ForceLogix	SalesForce Assessments	Litmos	iCentera	Rapid Intake	Webcom	Total	Weighted Average Estimated Useful Life
Customer relationships	$370	$20	$280	$1,780	$440	$1,350	$4,240	7.05
Developed technology	1,390	30	530	2,020	1,110	4,870	9,950	6.96
Tradename	140	190	140	230	110	90	900	7.60
Patent License	—	—	—	—	—	200	200	7.00

	$1,900	$240	$950	$4,030	$1,660	$6,510	$15,290

        The financial results of these companies are included in the Company's consolidated results from their respective acquisition dates.

        Pro forma financial information for acquisitions accounted for as business combinations has not been presented, as the effects were not material to the Company's historical consolidated financial statements either individually or in aggregate.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Goodwill and Intangible Assets

  Goodwill

        The changes in the carrying amount of goodwill for the fiscal years ended December 31, 2011 and 2010 are as follows (in thousands):

Goodwill
Balance as of December 31, 2009	$5,528
Acquisitions	2,503

Balance as of December 31, 2010	$8,031
Acquisitions	16,169

Balance as of December 31, 2011	$24,200

        Intangible assets consisted of the following as of December 31, 2011 and 2010 (in thousands):

	December 31, 2010 Cost	December 31, 2010 Net	Additions	Impairment Charge	Amortization Expense	December 31, 2011 Net	Weighted Average Amortization Period (Years)
Purchased technology	$5,004	$2,994	$10,173	$—	$(2,541)	$10,626	6.0
Customer relationships	2,644	1,111	4,240	—	(809)	4,542	7.0
Tradename	302	142	900	—	(100)	942	7.1
Favorable Lease	40	27	—	—	(13)	14	1.0
Patent and license	—	—	1,525	—	(3)	1,522	10.5
Other	—	—	142	—	(19)	123	2.5

Total intangible assets, net	$7,990	$4,274	$16,980	$—	$(3,485)	$17,769

	December 31, 2009 Cost	December 31, 2009 Net	Additions	Impairment Charge	Amortization Expense	December 31, 2010 Net	Weighted Average Amortization Period (Years)
Purchased technology	$5,422	$1,972	$3,004	$—	$(1,982)	$2,994	3.4
Customer relationships	2,000	1,021	644	—	(554)	1,111	8.3
Tradename	—	—	302	(160)	—	142	5.0
Favorable Lease	—	—	40	—	(13)	27	2.0

Total intangible assets, net	$7,422	$2,993	$3,990	$(160)	$(2,549)	$4,274

        Intangible assets include third-party software licenses used in our products and acquired assets related to the acquisitions in 2011 and 2010, and the Compensation Technologies acquisition in 2008. Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred.

        Amortization expense related to intangible assets was $3.5 million, $2.5 million and $2.1 million in 2011, 2010 and 2009, respectively, and was charged to cost of revenues for purchased technology and

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Goodwill and Intangible Assets (Continued)

customer backlog, sales and marketing expense for customer relationships and general and administrative expense for the favorable lease. The Company's intangible assets are amortized over their estimated useful lives of one to twelve years. Total future expected amortization is as follows (in thousands):

	Purchased Technology	Customer Relationships	Trademark	Favorable Lease	Patent and license	Other
Year Ending December 31:
2012	$2,329	$679	$175	$14	$153	$47
2013	1,585	658	164	—	153	47
2014	1,505	658	130	—	150	29
2015	1,505	658	130	—	144	—
2016	1,505	658	102	—	144	—
2017 and beyond	2,197	1,231	241	—	778	—

Total expected amortization expense	$10,626	$4,542	$942	$14	$1,522	$123

Note 5—Financial Instruments

        As of December 31, 2011, all debt and marketable equity securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.

        The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents.

        Interest income is included within interest income and other income (expense), net in the accompanying consolidated financial statements. Realized gains and losses are calculated using the specific identification method. As of December 31, 2011 and December 31, 2010, the Company had zero and $13,000, respectively, of short-term investments in an unrealized loss position of greater than 12 months.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Financial Instruments (Continued)

        The components of the Company's debt and marketable equity securities classified as available-for-sale were as follows at December 31, 2011 and December 31, 2010 (in thousands):

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair value
Cash	$7,300	$—	$—	$—	$7,300
Cash equivalents:
Money market funds	10,083	—	—	—	10,083

Total cash equivalents	10,083	—	—	—	10,083

Total cash and cash equivalents	17,383	—	—	—	17,383
Short-term investments:
Corporate notes and obligations	12,245	3	(12)	—	12,236
U.S. government and agency obligations	23,178	3	(11)	—	23,170
Publicly traded securities	375	—	—	(375)	—

Investments in debt and equity securities	$35,798	$6	$(23)	$(375)	$35,406

        For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2011 (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$20,647	$20,641
Between 1 and 2 years	14,776	14,765

	$35,423	$35,406
Equity securities	375	—

Total	$35,798	$35,406

        At December 31, 2011, the Company had unrealized losses of $12,000 related to corporate notes and obligations and $11,000 related to U.S. government and agency obligations. The aggregate fair values of these investments were $12.2 million and $23.2 million, respectively.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Financial Instruments (Continued)

        The components of the Company's debt and marketable equity securities classified as available-for-sale were as follows for December 31, 2010 (in thousands):

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair value
Cash	$7,995	$—	$—	$—	$7,995
Cash equivalents:
Money market funds	4,835	—	—	—	4,835

Total cash equivalents	4,835	—	—	—	4,835

Total cash and cash equivalents	12,830	—	—	—	12,830
Short-term investments:
Corporate notes and obligations	$9,267	$9	$(8)	$—	$9,268
U.S. government and agency obligations	8,493	—	(3)	—	8,490
Publicly traded securities	375	—	(260)	—	115
Long-term investments:
Auction rate security	800	—	(13)	—	787

Investments in debt and equity securities	$18,935	$9	$(284)	$—	$18,660

        For investments in securities classified as available-for-sale, estimated fair value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2010 (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$12,626	$12,624
Between 1 and 2 years	5,134	5,134
More than 2 years	800	787

	$18,560	$18,545
Equity securities	375	115

Total	$18,935	$18,660

        The Company had realized losses on sales of its investments of $2,000, zero, and zero, for the years ended December 31, 2011, 2010, and 2009, respectively. The Company had proceeds of $35.5 million and $25.0 million from maturities and sales of investments for 2011 and 2010, respectively.

        The short-term investments in government obligations or highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities so as to assess if any of the impairments will be considered other-than-temporary. The Company did not identify any government obligations or highly rated credit securities held as of December 31, 2011 for which the fair value declined significantly below amortized cost and that the decline would be considered other-than-temporary impairment (OTTI).

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Financial Instruments (Continued)

        For publicly traded equity securities, the Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During the year ended December 31, 2011, the Company reclassified $260,000 of previously recognized unrealized losses related to its investment in one publicly traded equity from accumulated other comprehensive loss into earnings. In addition, the Company recognized an additional impairment of the remaining carrying value of $115,000 resulting in an impairment of $375,000 in connection with their investment in Courtland Capital, Inc. During the year ended December 31, 2011, Courtland Capital, Inc. shares were suspended by Alberta Securities Commission for failing to file annual audited financial statements for the year ended March 31, 2011. As the Company believes the likelihood of recovery to be remote, the Company considers the loss to be other-than-temporary.

Note 6—Fair Value Measurements

        The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company's financial assets was determined using the following inputs at December 31, 2011 and 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$10,083	$10,083	$—	$—
U.S. Treasury bills(2)	3,503	3,503	—	—
Corporate notes and obligations(2)	12,236	—	12,236	—
U.S. government and agency obligations(2)	19,667	—	19,667	—

Total	$45,489	$13,586	$31,903	$—

Liabilities:
Contingent consideration(3)	$2,950	$—	$—	$2,950

Total	$2,950	$—	$—	$2,950

(1)
Included in cash and cash equivalents on the consolidated balance sheet.

(2)
Included in short-term investments on the consolidated balance sheet.

(3)
Included in accrued expenses on the consolidated balance sheet.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Fair Value Measurements (Continued)

	Fair Value Measurements at Reporting Date Using
December 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$4,835	$4,835	$—	$—
U.S. Treasury bills(2)	6,493	6,493	—	—
Corporate notes and obligations(2)	9,268	—	9,268	—
U.S. government and agency obligations(2)	1,997	—	1,997	—
Publicly traded securities(2)	115	—	115	—
Auction-rate security(3)	787	—	—	787

Total	$23,495	$11,328	$11,380	$787

Liabilities:
Contingent consideration(4)	$600	$—	$—	$600

Total	$600	$—	$—	$600

(1)
Included in cash and cash equivalents on the consolidated balance sheet.

(2)
Included in short-term investments on the consolidated balance sheet.

(3)
Included in long-term investments on the consolidated balance sheet.

(4)
Included in accrued expenses on the consolidated balance sheet.

        The tables below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) for years ended December 31, 2011 and 2010 (in thousands):

	Balance at December 31, 2010	Addition	Disposition	Realized Gains (Losses)	Unrealized Gains (Losses)	Balance at December 31, 2011
Assets:
Auction rate securities classified as available for sale	$787	$—	$(800)	$—	$13	$—

Total	$787	$—	$(800)	$—	$13	$—

Liabilities:
Contingent consideration	$600	$2,950	$(600)	$—	$—	$2,950

Total	$600	$2,950	$(600)	$—	$—	$2,950

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Fair Value Measurements (Continued)

Valuation of Investments, Put Option and Warrants

  Level 1 and Level 2

        The Company's available-for-sale securities include marketable equity securities, corporate notes and obligations, and U.S. government and agency obligations. The Company values these securities using a pricing matrix from a reputable pricing service, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). However, the Company classifies all of its available-for-sale securities, except for money market funds, U.S. Treasury and certain auction rate securities, as having Level 2 inputs. The Company validates the estimated fair value of certain securities from a reputable pricing service provider on a quarterly basis. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.

        In December 2009, the Company executed a "Subscription Agreement for Units" ("the Agreement") with ForceLogix Technologies. Pursuant to the Agreement, the Company purchased 2,639,000 units of ForceLogix Technologies for an aggregate purchase price of $250,000. Each unit consists of one common share and warrant to purchase three quarters (3/4) of one common share of ForceLogix Technologies. In April 2010, the Company executed another "Subscription Agreement for Common Shares" with ForceLogix Technologies to purchase an additional 2,003,800 common shares of ForceLogix Technologies for a total purchase price of $150,000. As discussed in Note 3, the Company purchased all of the common stock of ForceLogix, Inc., the subsidiary of ForceLogix Technologies in February 2011. In March 2011, as required by the Asset Purchase Agreement between the Company and ForceLogix Technologies; ForceLogix Technologies changed its name to Courtland Capital Inc. The Company owns approximately 5% of the outstanding common shares of Courtland Capital Inc. as of September 30, 2011 and does not have the ability to exercise significant influence.

        The fair value of the warrant was zero as of December 31, 2010, mainly due to purchase price under the warrant being significantly higher than the current market price. On December 10, 2011, the warrant expired without being exercised. During the twelve months ended December 31, 2011, the Company recognized an other-than-temporary impairment expense of $375,000 in connection with its investment in Courtland Capital, Inc.

        Prior to the third quarter of 2010, the Company valued the investment in the ForceLogix common stock using observable inputs (Level 1 inputs) and the related warrants using unobservable inputs (Level 3 inputs). Due to the reduced trading volume of ForceLogix's common shares on the Canadian Stock Exchange in the second half of 2010, the Company considered that the share price was no longer qualified for Level 1 inputs which are defined as quoted prices in active markets. The share price was thus considered significant other observable inputs (Level 2 inputs) and the Company transferred the ForceLogix common stock investment from Level 1 to Level 2 in the fair value hierarchy during the year ended December 31, 2011. There were no other transfers between Level 1 and Level 2 fair value hierarchies during the years ended December 2011 and 2010, respectively.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Fair Value Measurements (Continued)

  Level 3

        The Company valued its auction rate securities using unobservable inputs (Level 3). The Company utilized the income approach applying assumptions for interest rates using current market trends and an estimated term based on expectations from brokers for liquidity in the market and redemption periods agreed to by other broker-dealers. The Company also applied an adjustment for the lack of liquidity to the value determined by the income approach utilizing a put option model. As a result of the valuation assessment, the Company recognized unrealized losses of zero and $13,000 at December 31, 2011 and 2010, respectively.

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

        During the second quarter of 2010, two such auction rate securities were redeemed at par by the financial institution. On October 21, 2011 the Company sold its remaining auction rate security and received the full par value of $800,000 plus accrued interest. As of December 31, 2010, the Company had one auction rate security remaining, which was classified as available-for-sale and is carried at its fair value of approximately $787,000. The Company did not hold any auction rate securities classified as trading as of December 31, 2010.

        The Company valued the ForceLogix warrants using the Black-Scholes option pricing model. On December 10, 2011, the warrant expired without being exercised. At December 31, 2010, the fair value of the warrant was zero.

        The contingent consideration liabilities are classified as Level 3 liabilities, as the Company uses unobservable inputs to value them, which is a probability-based income approach. Subsequent changes in the fair value of the contingent consideration liabilities, will be recorded in the Company's condensed consolidated statements of operations.

        In the second quarter of 2009, the Company recorded a cumulative effect adjustment of $0.2 million to increase the second quarter 2009 beginning unrealized loss on investments and decrease the second quarter 2009 beginning accumulated deficit. This adjustment to beginning accumulated other comprehensive loss reclassifies the impairment previously recognized in 2008 as the Company does not intend to sell its auction rate security and it is not more-likely-than-not that the Company will be required to sell that security before recovery. The cumulative effect adjustment relates to the Company's one auction rate security classified as available for sale with an estimated fair value of $0.9 million, and was measured based on the discounted cash flows as of April 1, 2009.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Balance Sheet Components

        Property and equipment consisted of the following (in thousands):

	As of December 31,
	2011	2010
Equipment	$11,468	$13,293
Purchased software	4,624	6,613
Furniture and fixtures	1,221	1,949
Leasehold improvements	1,856	1,787

	19,169	23,642
Less: Accumulated depreciation and amortization	12,397	15,626

Property and equipment, net	$6,772	$8,016

        Depreciation and amortization expense for 2011, 2010 and 2009 was $3.1 million, $2.6 million and $2.8 million, respectively. Included in depreciation and amortization expense was amortization of purchased software, which totaled $0.7 million, $0.8 million, and $1.2 million for 2011, 2010 and 2009, respectively.

        Property and equipment at December 31, 2011 included a total of $3.4 million in assets acquired under capital leases. Accumulated amortization relating to the equipment and software under capital lease totaled $1.0 million, $0.3 million, and zero for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

        Prepaids and other current assets consisted of the following (in thousands):

	As of December 31,
	2011	2010
Interest receivable	$229	$126
Convertible debt issuance costs, current portion	536	—
Prepaid taxes	634	322
Deferred costs	2,803	2,468
Prepaid insurance	346	167
Prepaid expenses	1,226	1,023
Other current assets	57	335

Total prepaid and other current assets	$5,831	$4,441

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Balance Sheet Components (Continued)

        Accrued payroll and related expenses consisted of the following (in thousands):

	As of December 31,
	2011	2010
Vacation accrual	$1,960	$1,766
Commissions	820	358
ESPP	580	421
Accrued payroll related expenses	918	314

Total accrued payroll related expenses	$4,278	$2,859

        Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2011	2010
Sales tax payable	$255	$1,093
Accrued interest payable	234	—
Income taxes payable	225	—
Restructuring facility liability	114	294
Patent settlement	2,000	—
Accrued expenses	9,335	4,782

Total accrued expenses	$12,163	$6,169

Note 8—Convertible notes

        In May 2011, the Company completed the sale of $80.5 million aggregate principal amount of 4.75% Convertible Senior Notes due in 2016 (the "Convertible notes"). Interest is payable on June 1 and December 1 of each year beginning on December 1, 2011 until the maturity date of June 1, 2016 unless the convertible notes are converted, redeemed or repurchased. The Company received proceeds of approximately $76.9 million from the sale of the convertible notes, net of fees and expenses of $3.6 million. The debt issuance costs are being amortized to interest expense over the life of the convertible notes. The Company used $14.4 million of the net proceeds of the offering to repurchase 2,338,797 shares of the common stock at $6.17 per share from certain purchasers of the notes through privately negotiated transactions; the repurchased shares were recorded as treasury stock offsetting additional paid-in capital in the consolidated balance sheets. The Company plans to use the remaining net proceeds for general corporate purposes, which may include potential acquisitions of complementary businesses, technology or products. The convertible notes are senior unsecured obligations of the Company.

        The convertible notes contain an optional redemption feature which allows the Company any time after June 6, 2014, to redeem all or part of the convertible notes for cash if the last reported sale price per share of common stock (as defined below) has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period ending within five trading days prior to the date on which the Company provides notice of redemption. The redemption

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Convertible notes (Continued)

price would be 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest.

        Holders may convert the convertible notes into common stock of the Company at any time at a conversion rate of 129.6596 shares of common stock per $1,000 principal amount, or approximately $7.71 per share, subject to certain adjustments. If holders convert their notes in connection with a "make-whole fundamental change", such holders are entitled, under certain circumstances, to an increase in the conversion rate for notes surrendered. Upon conversion, the Company will satisfy its conversion obligations by delivering shares of the Company's common stock.

        During the year ended December 31, 2011, the Company completed the repurchase of $21.3 million aggregate principal amount of its convertible notes for cash of approximately $19.4 million through privately negotiated transactions including fees of $105,000. The Company recognized a gain on the extinguishment of the convertible notes of approximately $1.8 million which was partially offset by the write-off of $0.9 million in unamortized debt issuance costs, resulting in a net gain of $0.9 million. As of December 31, 2011, $59.2 million aggregate principal amount of the convertible notes remain outstanding. Based on market prices, the fair value of the Company's convertible notes was $61.2 million as of December 31, 2011.

        These convertible notes are recorded as long-term debt. The debt issuance costs associated with the issuance of the convertible notes are recorded within prepaid and other current assets and deposits and other assets, and are amortized to interest expense over the terms of the convertible notes. At December 31, 2011, $536,000 of the debt issuance costs are included in prepaid and other current assets, with the remaining amount recorded in deposits and other assets.

Note 9—Commitments and Contingencies

  Commitments

        The Company leases its facilities under several non-cancelable operating lease agreements that expire at various dates through 2017. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. The Company had deferred rent related to leases with such escalating payments of $1.1 million and $1.3 million as of December 31, 2011 and 2010, respectively. Rent expense for 2011, 2010 and 2009 was $1.5 million, $2.5 million and $2.9 million, respectively. In addition, the Company, in the normal course of business, enters into non-cancellable capital leases with various expiring dates.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Commitments and Contingencies (Continued)

        For each of the next five years and beyond, non-cancelable long-term operating and capital lease obligations and unconditional purchase commitments are as follows (in thousands):

	Operating lease commitments	Unconditional purchase commitments	Capital leases
Year Ending December 31:
2012	$1,628	$1,704	$1,295
2013	1,173	603	941
2014	1,083	—	—
2015	1,110	—	—
2016	1,138	—	—
2017 and beyond	674	—	—

Future minimum payments	$6,806	$2,307	$2,236

Less: amount representing interest			(125)

Present value of capital lease obligations			$2,111

        Included in prepaid and other current assets and deposits and other assets in the consolidated balance sheets at December 31, 2011 and 2010 is restricted cash totaling $678,000 and $678,000, respectively, related to security deposits on leased facilities for the Company's New York, New York, San Jose, California and Pleasanton, California offices. The restricted cash represents investments in certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in prepaid and other current assets and deposits and other assets based on the contractual term for the release of the restriction.

        In connection with the Company's acquisitions, certain amounts are payable based on indemnification holdback and earn-out requirements. Refer to Note 3.

  Warranties and Indemnification

        The Company generally warrants that its software shall perform to its standard documentation. Under the Company's standard warranty, should a software product not perform as specified in the documentation within the warranty period, the Company will repair or replace the software or refund the license fee paid. To date, the Company has not incurred any costs related to warranty obligations for its software.

        The Company's product license and on-demand agreements typically include a limited indemnification provision for claims by third parties relating to the Company's intellectual property. To date, the Company has not incurred and has not accrued for any costs related to such indemnification provisions.

  Intellectual Property Litigation

        On September 14, 2010, Versata Software, Inc., Versata Development Group, Inc., Clear Technology, Inc. and Versata FZ-LLC ("Versata") filed suit against Callidus Software Inc. in the United States District Court for the District of Delaware. The suit asserted that Callidus infringed two U.S. Patents 6,862,573 and 7,110,998 ("Patents").

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Commitments and Contingencies (Continued)

        On March 5, 2012, Versata and Callidus entered into a settlement and patent license agreement ("Agreement"). Under the Agreement, Versata agreed to provide Callidus a nonexclusive license to the Patents in exchange for $2.0 million in cash, and the parties also agreed to future resale partnership arrangements.

        The settlement cost will be amortized to cost of revenues on a straight-line basis over the life of the Patents. During the year ended December 31, 2011, the Company expensed $701,000, which represents the amortized expense from the issuance of the patents through December 31, 2011. The remaining settlement cost of $1.3 million is classified in intangibles and will be amortized to cost of revenues over the remaining life of the patents, which expire in 2023.

  Other matters

        In addition to the matters above, the Company is from time to time a party to various litigation matters and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters is likely to have a material adverse effect on the Company's future financial results.

        The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2011, the Company has not recorded any such liabilities in accordance with accounting for contingencies. However, litigation is subject to inherent uncertainties and our view on these matters may change in the future.

Note 10—Net Loss Per Share

        Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the conversion of the convertible notes, the exercise of outstanding common stock options, the release of restricted stock, and purchases of employee stock purchase plan ("ESPP") shares to the extent these shares are dilutive. For 2011, 2010 and 2009, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.

        Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Years Ended December 31,
	2011	2010	2009
Restricted stock	3,672	2,029	957
Stock options	4,713	6,275	6,639
ESPP	76	174	359
Convertible notes	5,344	—	—

Total	13,805	8,478	7,955

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Net Loss Per Share (Continued)

        The weighted average exercise price of stock options excluded for 2011, 2010 and 2009 was $4.56, $4.52 and $4.70, respectively.

Note 11—Stock-Based Compensation

  Expense Summary

        Stock-based compensation expenses of $12.3 million, $6.1 million, and $4.3 million was recorded during the years ended December 31, 2011, 2010 and 2009, in the consolidated statement of operations. The table below sets forth a summary of stock-based compensation expenses for the years ended December 31, 2011, 2010, and 2009 (in thousands).

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Stock-based compensation:
Options	$1,171	$1,659	$1,621
Restricted Stock Units	10,838	3,436	1,921
ESPP	232	536	782
Actek Acquisition Compensation	42	470	—

Total stock-based compensation	$12,283	$6,101	$4,324

        As of December 31, 2011, there was $1.3 million, $14.3 million and $0.1 million of total unrecognized compensation expense related to stock options, restricted stock units and the ESPP, respectively. This expense related to stock options, restricted stock units and the ESPP and is expected to be recognized over a weighted average period of 2.3 years, 1.4 years and 0.3 years, respectively.

        The table below sets forth the functional classification of stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Stock-based compensation:
Cost of recurring revenues	$3,339	$548	$471
Cost of services revenues	1,495	735	574
Sales and marketing	1,987	961	1,019
Research and development	1,548	991	736
General and administrative	3,914	2,866	1,524

Total stock-based compensation	$12,283	$6,101	$4,324

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

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

Years Ended December 31,
	2011	2010	2009
Stock Option Plans
Expected life (in years)	2.50 to 6.00	2.50 to 3.50	0.50 to 3.50
Risk-free interest rate	0.50% to 1.12%	0.81% to 1.52%	1.02% to 1.84%
Volatility	59% to 69%	67% to 76%	63% to 106.13%
Dividend Yield	—	—	—
Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.50 to 1.00	0.50 to 1.00
Risk-free interest rate	0.07% to 0.29%	0.18% to 0.34%	0.27% to 0.62%
Volatility	39% to 53%	39% to 60%	68% to 126%
Dividend Yield	—	—	—

        Expected Dividend Yield—The Company has never paid dividends and does not expect to pay dividends.

        Risk-Free Interest Rate—The risk-free interest rate was based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term.

        Expected Term—Expected term represents the period that the Company's stock-based awards are expected to be outstanding. The Company's assumptions about the expected term have been based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

        Expected Volatility—Expected volatility is based on the historical volatility over the expected term.

        Forfeiture Rate—The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimated by the Company, the Company may be required to record adjustments to stock-based compensation expense in future periods.

        Each of the inputs discussed above is subjective and generally requires significant management judgment to determine.

  Stockholder-Approved Stock Option and Incentive Plans

        The Company has two stock option and incentive plans approved by stockholders, the 1997 Stock Option Plan and the 2003 Stock Incentive Plan.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

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

        The 2003 Stock Incentive Plan became effective upon the completion of the Company's initial public offering in November 2003. As of December 31, 2011, the Company was authorized to issue 13,217,284 shares of common stock under the plan. Under the plan, the Company's Board of Directors (or an authorized subcommittee) may grant stock options or other types of stock-based awards, such as restricted stock, restricted stock units, stock bonus awards or stock appreciation rights. Incentive stock options may be granted only to the Company's employees. Nonstatutory stock options and other stock-based awards may be granted to employees, consultants or non-employee directors. These options vest as determined by the Board of Directors (or an authorized subcommittee), generally over 4 years. Formerly, the Company's Board of Directors had approved a contractual term of 10 years, but effective April 24, 2006, the Board of Directors approved a reduction of the contractual term to 5 years for all future grants. On October 24, 2011, the Board approved the increase in the contractual term of options granted to 10 years for all future grants. The restricted stock units also vest as determined by the Board, generally over 3 years. The vesting period generally equals the requisite service period of the individual grantees. On July 1 of each year, the aggregate number of shares reserved for issuance under this plan increases automatically by a number of shares equal to the lesser of (i) 5% of the Company's outstanding shares, (ii) 2,800,000 shares, or (iii) a lesser number of shares approved by the Board of Directors.

        A summary of the Company's shares available for grant and the status of options and awards under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan are as follows:

  Shares Available for Grant

	2011	2010	2009
	(Number of Shares)
Beginning Available	3,423,496	3,945,609	2,894,416
Authorized	1,598,985	1,568,138	1,498,515
Granted	(3,434,971)	(3,525,610)	(1,729,600)
Forfeited	350,508	606,050	709,745
Expired	76,200	829,309	572,533

Ending Available	2,014,218	3,423,496	3,945,609

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

  Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2008	5,892,054	$5.18
Granted	1,068,998	2.81
Exercised	(103,537)	1.00		$204
Forfeited	(422,663)	4.80
Expired	(572,533)	5.38

Outstanding as of December 31, 2009	5,862,319	4.83
Granted	829,600	3.21
Exercised	(216,094)	2.58		$1,109
Forfeited	(175,787)	3.72
Expired	(829,309)	6.14

Outstanding as of December 31, 2010	5,470,729	4.51
Granted	300,200	5.65
Exercised	(1,168,957)	3.85		$2,653
Forfeited	(122,769)	5.92
Expired	(76,200)	5.02

Outstanding as of December 31, 2011	4,403,003	$4.71	2.24	$8,617

Vested and Expected to Vest as of December 31, 2011	4,280,645	$4.73	2.19	$8,315

Exercisable as of December 31, 2011	3,611,061	$4.92	1.99	$6,475

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

  Restricted Stock Units

	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Unreleased as of December 31, 2008	1,141,919
Granted	660,602
Released	(836,673)
Forfeited	(287,082)

Unreleased as of December 31, 2009	678,766
Granted	2,696,010
Released	(675,903)
Forfeited	(430,263)

Unreleased as of December 31, 2010	2,268,610
Granted	3,134,771
Released	(1,316,100)
Forfeited	(227,739)

Unreleased as of December 31, 2011	3,859,542	0.77	$24,778

Vested and Expected to Vest as of December 31, 2011	3,465,844	0.71	$21,384

        Restricted stock units are not considered outstanding at the time of grant, as the holders of these units are not entitled to dividends and voting rights. Unvested restricted stock units are not considered outstanding in the computation of basic net loss per share.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

        As of December 31, 2011, the range of exercise prices and weighted average remaining contractual life of outstanding options under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan are as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.84 - $2.62	457,446	1.97	$2.24	350,604	$2.14
$2.89 - $3.20	655,412	2.99	3.10	337,735	3.08
$3.21 - $3.65	542,356	2.69	3.42	385,344	3.47
$3.70 - $4.15	482,747	3.54	3.97	482,747	3.97
$4.17 - $4.54	451,750	2.96	4.40	451,750	4.40
$4.61 - $5.70	512,700	2.53	5.04	399,789	5.10
$5.89 - $6.26	495,175	1.22	6.22	460,875	6.24
$6.42 - $7.53	653,367	0.72	7.42	590,167	7.47
$7.73 - $15.36	151,900	0.70	9.26	151,900	9.26
$16.03 - $16.03	150	2.16	16.03	150	16.03

$0.84 - $16.03	4,403,003	2.24	$4.71	3,611,061	$4.92

        At December 31, 2010, 4,015,021 options were vested and exercisable under the plan with a weighted average exercise price of $4.88 per share.

        The weighted-average fair value of stock options and restricted stock units granted during 2011 was $2.54 and $5.93 per share, respectively. For the year ended December 31, 2010, the weighted-average fair value of stock options and restricted stock units granted was $1.55 and $3.38 per share, respectively. For the year ended December 31, 2009, the weighted-average fair value of stock options and restricted stock units granted was $1.31 and $2.66 per share, respectively. The total intrinsic value of stock options exercised was $2.7 million, $1.1 million and $0.2 million for 2011, 2010 and 2009, respectively. The total cash received from employees as a result of stock option exercises was $4.5 million, $2.7 million and $0.1 million for 2011, 2010 and 2009, respectively.

  Employee Stock Purchase Plan

        In August 2003, the Board of Directors adopted the Employee Stock Purchase Plan, which became effective upon the completion of the Company's initial public offering and is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. The ESPP is designed to enable eligible employees to purchase shares of the Company's common stock at a discount on a periodic basis through payroll deductions. Each offering period under the ESPP will be for 12 months and will consist of two consecutive six-month purchase periods. The purchase price for shares of common stock purchased under the ESPP will be 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period and the fair market value of the Company's common stock on the last day of each purchase period. The Company issued approximately 325,000, 518,000 and 788,000 shares during the years ended December 31, 2011, 2010 and 2011 under the ESPP. The weighted-average fair value of stock purchase rights granted under the ESPP during 2011, 2010 and 2009 was $1.62 per share, $1.12 per share, and $1.24 per share.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

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

        Mr. Youngjohns exercised his option to purchase 625,000 vested shares under the aforementioned option plan in October and November of 2010. No options remain outstanding under this plan at December 31, 2010 or 2011.

Note 12—Stockholders' Equity

  Preferred Stock

        Upon completion of the Company's initial public offering, the Company amended its certificate of incorporation and authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001. None of these shares were outstanding as of December 31, 2011 or 2010.

  Repurchase Program

        On November 27, 2007, the Company's Board of Directors authorized a one-year program for the repurchase of up to $10.0 million of the Company's outstanding common stock. On October 21, 2008, the Company's Board of Directors re-authorized the program for the repurchase of up to $5.0 million of its outstanding common stock, which represented the unused balance of the program initially approved in 2007. During 2008 under these repurchase programs, the Company executed the repurchase of 1,994,000 shares for a total cost of approximately $8.0 million. During 2009 under these repurchase programs, the Company executed the repurchase of 248,000 shares for a total cost of approximately $0.7 million. The repurchased shares have been constructively retired for accounting purposes. The Company's Board of Directors suspended the repurchase program in the first quarter of 2009. The Company did not repurchase any of its outstanding common shares in 2010.

        In connection with the Convertible notes issued in May 2011, the Company's Board of Directors approved the repurchase of the Company's outstanding common stock. On July 14, 2011, the Company repurchased 2,338,797 shares of our outstanding common stock for $14.4 million. The shares remain outstanding for accounting purposes.

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes

        The following is a geographical breakdown of consolidated loss before income taxes by income tax jurisdiction (in thousands):

	2011	2010	2009
United States	$(18,429)	$(13,308)	$(17,815)
Foreign	(324)	94	239

Total	$(18,753)	$(13,214)	$(17,576)

        The provision (benefit) for income taxes for 2011, 2010 and 2009 consists of the following (in thousands):

	2011	2010	2009
Current:
Federal	$(6)	$(14)	$(195)
State	26	—	—
Foreign	89	(80)	373
Deferred:
Federal	(2,629)	(405)	130
State	(188)	(53)	18
Foreign	31	74	51

Total provision (benefit) for income taxes	$(2,677)	$(478)	$377

        The provision (benefit) for income taxes differs from the expected tax benefit computed by applying the statutory federal income tax rates to consolidated loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Federal tax at statutory rate	$(6,376)	$(4,472)	$(5,976)
State taxes, net of benefit	26	—	—
Non-deductible expenses	1,095	1,117	1,244
Foreign taxes	230	(41)	378
Current year net operating losses and other deferred tax assets for which no benefit has been recognized	5,448	3,852	5,037
Refundable R&D credit in lieu of bonus depreciation	—	(14)	(196)
R&D credit net current year build	(100)	(306)	(110)
Tax benefit due to the recognition of acquired deferred tax liabilities	(3,000)	(614)	—

Total provision (benefit) for income taxes	$(2,677)	$(478)	$377

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Net deferred tax assets consist of the following (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards and deferred start-up costs	$38,782	$34,901
Property and equipment	—	2,065
Accrued expenses and 481(a)	3,842	1,280
Purchased technology	269	320
Unrealized gain/loss on investments	943	720
Research and experimentation credit carryforwards	9,153	9,207
Capitalized research and experimentation costs	16,711	16,414
Deferred stock compensation	5,461	3,745

Gross deferred tax assets	75,161	68,652
Less valuation allowance	(72,833)	(68,281)

Total deferred tax assets, net of valuation allowance	2,328	371
Deferred tax liabilities
Property and equipment	(2,237)	—
Goodwill	(576)	(418)

Net deferred tax assets (liabilities)	$(485)	$(47)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the period in which the temporary differences are deductible, the Company has recorded a valuation allowance against the deferred tax assets for which it believes it is not more likely than not to be realized. As of December 31, 2011, a valuation allowance has been recorded on all deferred tax assets, except the deferred tax assets related to two of its foreign subsidiaries, based on the analysis of profitability for those subsidiaries.

        The net changes for valuation allowance for years ended December 31, 2011 and 2010 were an increase of $4.6 million and $4.8 million, respectively.

        The Company recorded approximately $3.0 million of additional net deferred tax liabilities related to the various acquisitions completed during the year. These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense of $3.0 million.

        As of December 31, 2011, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $108.1 million and $45.4 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards, if not

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

utilized, will expire over 20 years beginning in 2019. The California net operating loss carryforward, if not utilized, will begin to expire in 2014.

        The Company also has research credit carryforwards for federal and California income tax purposes of approximately $5.9 million and $6.5 million, respectively, available to reduce future income taxes. The federal research credit carryforward, if not utilized, will expire over 20 years beginning in 2017. The California research credit carries forward indefinitely.

        Federal and California tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change, as defined in Section 382 of the Internal Revenue Code. The Company's ability to utilize its net operating loss and tax credit carryforwards are subject to limitations under these provisions.

        Not included in the deferred income tax asset balance at December 31, 2011 is approximately $3.0 million, which pertains to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

        The Company has not provided for federal income taxes on all of the non-U.S. subsidiaries' undistributed earnings as of December 31, 2011, because such earnings are intended to be indefinitely reinvested. The residual U.S. tax liability, if such amounts were remitted, would be nominal.

        The activity related to the Company's unrecognized tax benefits is set forth below (in thousands):

Total
Balance at January 1, 2010	$2,201
Increases related to prior year tax positions	51
Increases related to current year tax positions	138
Reductions to unrecognized tax benefits as a result of a lapse of applicable statue of limitations	(92)

Balance at December 31, 2010	2,298
Increases related to prior year tax positions	39
Increases related to current year tax positions	74
Reductions to unrecognized tax benefits as a result of a lapse of applicable statue of limitations	(72)

Balance at December 31, 2011(1)	$2,339

(1)
$2.1 million is included as a reserve against deferred tax assets and $0.2 million is included in accrued expenses on the consolidated balance sheet.

        If recognized, $0.2 million of the unrecognized tax benefits at December 31, 2011 would reduce the Company's annual effective tax rate. The Company also accrued potential penalties and interest of $29,000 related to these unrecognized tax benefits during 2011, and in total, as of December 31, 2011, the Company has recorded a liability for potential penalties and interest of $121,000. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. The Company has

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

classified the unrecognized tax benefits as long term, as it does not expect them to be realized over the next 12 months. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months.

        The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. All tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2002 through 2010 tax years generally remain subject to examination by their respective tax authorities.

Note 14—Stockholders' Rights Plan

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

        Under the Rights Plan each common stockholder at the close of business on September 10, 2004 received a dividend of one preferred stock purchase right (a "Right" or "Rights") for each share of common stock held. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of a new series of participating preferred stock at an initial purchase price of $23.00. The Rights will become exercisable and will detach from the common stock upon a specified period of time after any person (the "Acquiring Person") has become the beneficial owner of 15% or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 15% or more of the common stock. The Rights held by an Acquiring Person would become null and void upon the occurrence of such an event.

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

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Employee Benefit Plan

        In 1999, the Company established a 401(k) tax-deferred savings plan ("401(k)"), whereby eligible employees may contribute a percentage of their eligible compensation up to the maximum allowed under IRS rules. Company contributions are discretionary, no such Company contributions have been made since the inception of this plan up until December 31, 2011. Beginning January 1, 2012, the Company will contribute 50% of each dollar that an employee contributes to their 401(k) plan up to a maximum of $1,000 annually. The vesting of the Company contributions will be based on years of service.

Note 16—Segment, Geographic and Customer Information

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

        The following table summarizes revenues for the years ended December 31, 2011, 2010 and 2009 by geographic areas (in thousands):

	2011	2010	2009
Americas	$69,360	$62,547	$70,463
EMEA	11,172	6,297	9,595
Asia Pacific	3,239	2,036	1,000

	$83,771	$70,880	$81,058

        Substantially all of the Company's long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

        In 2011, 2010 and 2009, no customer accounted for more than 10% of our total revenues.

Note 17—Related Party Transactions

        In January 2010, Callidus entered into an operating lease agreement with K.L. Properties LLC for its office space. Farley Lavett, who was appointed as Vice President of Insurance, in January 2010 in connection with the Actek acquisition, is also the President of K.L. Properties LLC. The Company incurred rent expense for the office space owned by K.L. Properties of approximately $156,000 and $143,000 for the periods ended December 31, 2011 and 2010. This lease was assumed as part of the Actek acquisition and was determined to be a below market or favorable lease as of the acquisition date.

        Webcom uses the services of a 3rd party vendor to perform product modeling and maintenance of certain equipment, the Company whose services are used is owned by a relative of Webcom's senior

CALLIDUS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Related Party Transactions (Continued)

management. Since the acquisition date, expenses of approximately $32,000 have been incurred in connection with these services.

Note 18—Subsequent Event

  Acquisition

        On January 3, 2012, the Company acquired LeadFormix, Inc. ("LeadFormix"), a privately held California corporation that is a leader in next-generation marketing automation and sales enablement for approximately $9.0 million in cash, subject to final adjustments. A portion of the consideration is subject to a holdback in respect of the LeadFormix equity holders' indemnity obligations to the Company. The Company has not completed the accounting for the acquisition of LeadFormix.

  Master Service Agreement

        On February 12, 2012, the Company exercised an option in connection with their Master Services Agreement with a 3rd party vendor who performed development and support services for the Company, whereby they exercised the option to acquire the services of individuals who have provided services to Callidus on a consultant basis. Callidus will pay the 3rd party vendor an exercise price totaling the total billings for the previous two months of each consultant who becomes an employee of Callidus. As of the date of this report, the Company has not assessed the number of individuals who will be offered employment, and as such, has not included an amount in the contingencies and commitments at December 31, 2011.

  Intellectual Property Litigation

        On March 5, 2012, Versata and Callidus entered into a settlement and patent license agreement ("Agreement"). Under the Agreement, Versata agreed to provide Callidus a nonexclusive license to the Patents in exchange for $2.0 million in cash, and the parties also agreed to future resale partnership arrangements. Refer to Note 9 of our Notes to Financial Statements for additional information.