Form 10-Q
period 2012-03-31
CALLIDUS SOFTWARE INC
filed 2012-05-08
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 34,655,793 shares of the registrant’s common stock, par value $0.001, outstanding on April 30, 2012, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$7,664	$17,383
Short-term investments	32,466	35,406
Accounts receivable, net of allowances of $252 in 2012 and $235 in 2011	22,713	21,778
Deferred income taxes	110	110
Prepaid and other current assets	6,221	5,831
Total current assets	69,174	80,508

Property and equipment, net	6,718	6,772
Goodwill	30,726	24,245
Intangible assets, net	21,751	17,769
Deferred income taxes, noncurrent	206	206
Deposits and other assets	3,732	3,936
Total assets	$132,307	$133,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,625	$3,515
Accrued payroll and related expenses	3,457	4,278
Accrued expenses	13,354	12,272
Deferred income taxes	596	596
Deferred revenue	31,101	30,211
Capital lease obligations	1,219	1,196
Total current liabilities	52,352	52,068
Deferred revenue, noncurrent	3,716	4,257
Deferred income taxes, noncurrent	236	197
Other liabilities	2,465	2,413
Capital lease obligations, noncurrent	613	915
Convertible notes	59,215	59,215
Total liabilities	118,597	119,065
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 36,981 and 35,198 shares issued and 34,642 and 32,859 shares outstanding at March 31, 2012 and December 31, 2011, respectively	34	33
Additional paid-in capital	245,068	238,798
Treasury stock; 2,339 shares, at March 31, 2012 and December 31, 2011, respectively	(14,430)	(14,430)
Accumulated other comprehensive income	240	189
Accumulated deficit	(217,202)	(210,219)
Total stockholders’ equity	13,710	14,371
Total liabilities and stockholders’ equity	$132,307	$133,436

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Recurring	$16,886	$14,703
Services and other	5,127	5,108
Total revenues	22,013	19,811
Cost of revenues:
Recurring	7,558	7,960
Services and other	4,398	4,037
Total cost of revenues	11,956	11,997
Gross profit	10,057	7,814

Operating expenses:
Sales and marketing	6,911	4,193
Research and development	4,009	2,515
General and administrative	5,005	3,474
Restructuring	442	39
Total operating expenses	16,367	10,221

Operating loss	(6,310)	(2,407)
Interest income and other income (expense), net	74	114
Interest expense	(869)	(65)

Loss before provision (benefit) for income taxes	(7,105)	(2,358)
Provision (benefit) for income taxes	(122)	80

Net loss	$(6,983)	$(2,438)

Net loss per share - basic and diluted
Net loss per share	$(0.20)	$(0.07)

Shares used in basic and diluted per share computation	34,112	33,110

Other comprehensive loss

Unrealized gains (losses) on available-for-sale securities	$11	$2
Foreign currency translation adjustments	43	28

Comprehensive loss	$(6,929)	$(2,408)

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(6,983)	$(2,438)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	738	803
Amortization of intangible assets	1,246	664
Provision for doubtful accounts and service remediation reserves	32	43
Stock-based compensation	3,202	2,362
Stock-based compensation related to acquisition	—	42
Release of valuation allowance	(224)	—
Gain on disposal of property	(2)	—
Amortization of convertibles note issuance cost	134	—
Net amortization on investments	123	80
Changes in operating assets and liabilities:
Accounts receivable	(807)	(14)
Prepaid and other current assets	(480)	(54)
Other assets	205	253
Accounts payable	(1,215)	(508)
Accrued expenses	60	(692)
Accrued payroll and related expenses	(821)	(252)
Accrued restructuring	464	(104)
Deferred revenue	287	1,143
Deferred income taxes	39	38
Net cash provided by (used in) operating activities	(4,002)	1,366

Cash flows from investing activities:
Purchases of investments	(9,823)	(5,180)
Proceeds from maturities and sale of investments	12,650	7,563
Purchases of property and equipment	(638)	(440)
Proceeds from disposal of property and equipment	2	—
Purchases of intangible assets	(3,610)	(214)
Acquisitions, net of cash acquired	(6,964)	(3,260)
Net cash used in investing activities	(8,383)	(1,531)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,240	2,525
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(1,171)	(277)
Payment of consideration related to acquisition	(123)	(600)
Repayment of debt assumed through acquisition	(30)	—
Payment of principal under capital lease	(290)	(323)
Net cash provided by financing activities	2,626	1,325
Effect of exchange rates on cash and cash equivalents	40	37
Net increase (decrease) in cash and cash equivalents	(9,719)	1,197
Cash and cash equivalents at beginning of period	17,383	12,830
Cash and cash equivalents at end of period	$7,664	$14,027

Supplemental disclosures of cash flow information:
Cash paid for interest on capital leases	$32	$50

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation and Summary of Accounting Policies

All amounts included herein related to the condensed consolidated financial statements as of March 31, 2012 and the three months ended March 31, 2012 and 2011 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2012.

The condensed consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the “Company”), which include wholly owned subsidiaries in Australia, Canada, Germany, Hong Kong, India, New Zealand, Serbia, Singapore, and the United Kingdom. All intercompany transactions and balances have been eliminated upon consolidation.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period’s presentation. Such reclassifications did not affect total revenues or net loss.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (SEC) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, the allocation of the value of purchase consideration for business acquisitions, uncertain tax liabilities, allowances for doubtful accounts and service remediation reserves, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairments, accrued liabilities and other contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates such estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and declines in IT spending by companies have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates. Changes in those estimates, if any, resulting from continuing changes in the economic environment, will be reflected in the condensed consolidated financial statements in future periods.

Recently adopted Accounting Pronouncements

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income in financial statements. The new guidance removes current presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This new accounting guidance was effective for the Company for the three months ended March 31, 2012. The adoption of this guidance, which involves presentation and disclosures only, did not impact the Company’s condensed consolidated financial statements.

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

2.              Restructuring

The restructuring expenses primarily consist of costs associated with employee terminations and exit of excess facilities. These costs are recognized in accordance with the current guidance on accounting for exit activities and are presented as restructuring expenses. The Company incurred restructuring expenses of $442,000 and $39,000 for the three months ended March 31, 2012, and 2011, respectively.

The following table sets forth a summary of accrued restructuring expenses for the three months ended March 31, 2012 (in thousands):

	December 31,	Cash		March 31,
	2011	Payments	Additions	2012

Severance and termination-related costs	$—	$—	$366	$366
Facilities related costs	443	(116)	76	403

Total accrued restructuring expenses	$443	$(116)	$442	$769

3.              Acquisitions

On January 3, 2012 the Company acquired LeadFormix, Inc. (“LeadFormix”), a U.S. based company with operations in India. LeadFormix, a leader in next-generation marketing automation and sales enablement, was acquired for approximately $9.0 million in cash, including $1.5 million for indemnity hold back.

The preliminary estimates of fair value for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and the Company’s estimates and assumptions are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, and income and non-income based taxes.

Developed technology represents the fair values of the acquired company’s products that have reached technological feasibility. The estimated useful life was primarily based on projected product cycle and technology evolution. Customer relationships represent the fair value of the underlying customer support contracts and related relationships with the acquired company’s existing customers. The estimated useful life was primarily based on projected customer retention rates. Tradename represents the fair value of brand and name recognition associated with the marketing of the acquired company’s products and services. The estimated useful life was based on the projected product cycle and associated marketing of the brand and name.

The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The goodwill arising from the acquisition mainly consists of the entity-specific synergies and economies of scale expected from joining the acquired company with the Company.

The acquisition was accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The total purchase price was comprised of the following (amounts in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/(liabilities assumed)	Acquired Intangible Assets	Goodwill	Goodwill deductible for tax purposes	Acquisition related expenses
Leadformix	$8,521	$(760)	$2,800	$6,481	Not deductible	$210

The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisition: (in thousands):

		Estimated
		Useful
	Fair Value	Life
Customer relationships	$640	7 years
Developed technology	1,900	7 years
Tradename	260	7 years

Total intangible assets	$2,800

The financial results of Leadformix are included in the Company’s condensed consolidated results from its acquisition date.

Pro forma financial information for acquisitions accounted for as business combinations has not been presented, as the effects were not material to the Company’s historical condensed consolidated financial statements.

4.              Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 is as follows (in thousands):

Goodwill
Balance as of December 31, 2011	$24,245

Acquisitions	6,481
Impairment losses	—
Balance as of March 31, 2012	$30,726

Upon finalizing the purchase accounting for the Webcom acquisition recorded in 2011, we retrospectively adjusted the purchase price as required by the accounting standards. These adjustments were not material to the financial statements.

Intangible assets consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

							Weighted
							Average
	December 31,	December 31,				March 31,	Amortization
	2011	2011		Impairment	Amortization	2012	Period
	Cost	Net	Additions	Charge	Expense	Net	(Years)
Purchased technology	$15,177	$10,626	$3,227	$—	$(913)	$12,940	5.7
Customer relationships	6,884	4,542	640	—	(208)	4,974	6.8
Tradename	1,202	942	260	—	(54)	1,148	6.9
Favorable Lease	40	14	—	—	(3)	11	0.8
Patent and license	1,525	1,522	1,100	—	(56)	2,566	9.6
Other	142	123	—	—	(11)	112	2.3
Total intangible assets, net	$24,970	$17,769	$5,227	$—	$(1,245)	$21,751

Intangible assets include third-party software licenses used in our products and acquired assets related to the Company’s acquisitions.

Amortization expense related to intangible assets was $1.2 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively, and was included within cost of revenues for purchased technology and patent and license, sales and marketing expense for customer relationships and tradename, and general and administrative expense for the favorable lease. The Company’s intangible assets are amortized over their estimated useful lives of one to twelve years. Total future expected amortization is as follows (in thousands):

	Purchased	Customer		Favorable	Patent
	Technology	Relationships	Trademark	Lease	and license	Other
Quarter Ending March 31:
Remainder of 2012	$2,218	$562	$159	$11	$211	$36
2013	2,402	750	201	—	282	47
2014	2,026	750	167	—	278	29
2015	1,776	750	167	—	273	—
2016	1,776	750	139	—	273	—
2017	1,776	750	139	—	273	—
2018 and beyond	966	662	176	—	976	—

Total expected amortization expense	$12,940	$4,974	$1,148	$11	$2,566	$112

5.              Financial Instruments

As of March 31, 2012 and December 31, 2011, all debt and marketable equity securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.

The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents.

Interest income is included within interest income and other income (expense), net in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. As of March 31, 2012 and December 31, 2011, the Company had no short-term investments in an unrealized loss position of greater than 12 months.

The components of the Company’s debt and marketable equity securities classified as available-for-sale were as follows at March 31, 2012 and December 31, 2011 (in thousands):

		Gross	Gross	Other
	Amortized	Unrealized	Unrealized	Than Temporary	Estimated
March 31, 2012	Cost	Gains	Losses	Impairment	Fair value

Cash	$4,249	$—	$—	$—	$4,249
Cash equivalents:
Money market funds	3,415	—	—	—	3,415
Total cash equivalents	3,415	—	—	—	3,415
Total cash and cash equivalents	$7,664	$—	$—	$—	$7,664

Short-term investments:
Commercial paper	$999	$—	$(2)	$—	$997
U.S. government and agency obligations	18,209	3	(3)	—	18,209
Corporate notes and obligations	13,264	5	(9)	—	13,260

Total short-term investments	$32,472	$8	$(14)	$—	$32,466

		Gross	Gross	Other
	Amortized	Unrealized	Unrealized	Than Temporary	Estimated
December 31, 2011	Cost	Gains	Losses	Impairment	Fair value

Cash	$7,300	$—	$—	$—	$7,300
Cash equivalents:
Money market funds	10,083	—	—	—	10,083
Total cash equivalents	10,083	—	—	—	10,083
Total cash and cash equivalents	$17,383	$—	$—	$—	$17,383

Short-term investments:
Corporate notes and obligations	12,245	3	(12)	—	12,236
U.S. government and agency obligations	23,178	3	(11)	—	23,170
Publicly traded securities	375	—	—	(375)	—

Total short-term investments	$35,798	$6	$(23)	$(375)	$35,406

For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of March 31, 2012 (in thousands):

	Amortized	Estimated
Contractual maturity	Cost	Fair value

Less than 1 year	$19,589	$19,590
Between 1 and 2 years	12,883	12,876

Total	$32,472	$32,466

At March 31, 2012, the Company had unrealized losses of $3,000 related to U.S. government and agency obligations, $2,000 related to commercial paper, and $9,000 related to corporate notes and obligations. The aggregate fair values of these investments were $18.2 million, $1.0 million, and $13.3 million, respectively.

The Company had no realized gains or losses on sales of its investments for the three months ended March 31, 2012, and 2011, respectively. The Company had proceeds of $12.7 million and $7.6 million from maturities and sales of investments during the three months ended March 31, 2012 and 2011, respectively.

The short-term investments in government obligations or highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities so as to assess if any of the impairments will be considered other-than-temporary. The Company did not identify any government obligations or highly rated credit securities held as of March 31, 2012 and as of December 31, 2011 for which the fair value declined significantly below amortized cost and that the decline would be considered other-than-temporary impairment (OTTI).

For publicly traded equity securities, the Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During the year ended December 31, 2011, the Company reclassified $260,000 of previously recognized unrealized losses related to its investment in one publicly traded equity from accumulated other comprehensive loss into earnings. In addition, the Company recognized an additional impairment of the remaining carrying value of $115,000 resulting in an impairment of $375,000 in connection with their investment in Courtland Capital, Inc. During the year ended December 31, 2011, Courtland Capital, Inc. shares were suspended by Alberta Securities Commission for failing to file annual audited financial statements for the year ended March 31, 2011. As the Company believes the likelihood of recovery to be remote, the Company considered the loss to be other-than-temporary at March 31, 2012 and December 31, 2011.

6.              Fair Value Measurements

The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$3,415	$3,415	$—	$—
U.S. Treasury bills (2)	3,498	3,498	—	—
Commercial paper (2)	997	—	997	—
Corporate notes and obligations (2)	13,260	—	13,260	—
U.S. government and agency obligations (2)	14,711	—	14,711	—

Total	$35,881	$6,913	$28,968	$—

Liabilities:
Contingent consideration (3)	$2,950	$—	$—	$2,950

Total	$2,950	$—	$—	$2,950

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

(2)                                  Included in short-term investments on the condensed consolidated balance sheet.

(3)                                  Included in accrued expenses on the condensed consolidated balance sheet.

The tables below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

	Balance at					Balance at
	December 31,			Realized	Unrealized	March 31,
	2011	Addition	Disposition	Gains (Losses)	Gains (Losses)	2012

Liabilities:
Contingent consideration	$2,950	$—	$—	$—	$—	$2,950

Total	$2,950	$—	$—	$—	$—	$2,950

Valuation of Investments

Level 1 and Level 2

The Company’s available-for-sale securities include marketable equity securities, commercial paper, corporate notes and obligations, and U.S. government and agency obligations. The Company values these securities using a pricing matrix from a reputable pricing service, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). However, the Company classifies all of its available-for-sale securities, except for money market funds and U.S. Treasury, as having Level 2 inputs. The Company validates the estimated fair value of certain securities from a reputable pricing service provider on a quarterly basis. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.

Level 3

The Company valued its auction rate securities using unobservable inputs (Level 3). The Company utilized the income approach applying assumptions for interest rates using current market trends and an estimated term based on expectations from brokers for liquidity in the market and redemption periods agreed to by other broker-dealers. The Company also applied an adjustment for the lack of liquidity to the value determined by the income approach utilizing a put option model. As a result of the valuation assessment, the Company recognized unrealized losses of $13,000 at March 31, 2011. The Company did not hold any auction rate securities as of March 31, 2012.

Contingent consideration is defined as the earn-out payments which the Company may pay, in connection with their acquisitions. The contingent consideration liabilities are classified as Level 3 liabilities, as the Company uses unobservable inputs to value them, which is a probability-based income approach. Subsequent changes in the fair value of the contingent consideration liabilities will be recorded in the Company’s condensed consolidated statements of operations.

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

Holders may convert the convertible notes into common stock of the Company at any time at a conversion rate of 129.6596 shares of common stock per $1,000 principal amount, or approximately $7.71 per share, subject to certain adjustments. If holders convert their notes in connection with a “make-whole fundamental change”, such holders are entitled, under certain circumstances, to an increase in the conversion rate for notes surrendered. Upon conversion, the Company will satisfy its conversion obligations by delivering shares of the Company’s common stock.

During the year ended December 31, 2011, the Company completed the repurchase of $21.3 million aggregate principal amount of its convertible notes for cash of approximately $19.4 million through privately negotiated transactions including fees of $105,000. The Company recognized a gain on the extinguishment of the convertible notes of approximately $1.8 million which was partially offset by the write-off of $0.9 million in unamortized debt issuance costs, resulting in a net gain of $0.9 million. As of March 31, 2012 and December 31, 2011, $59.2 million aggregate principal amount of the convertible notes remain outstanding. Based on market prices, the fair value of the Company’s convertible notes was $72.8 million and $61.2 million as of March 31, 2012 and December 31, 2011.

These convertible notes are recorded as long-term debt. The debt issuance costs associated with the issuance of the convertible notes are recorded within prepaid and other current assets and deposits and other assets, and are amortized to interest expense over the terms of the convertible notes. At March 31, 2012 and December 31, 2011, $536,000 of the debt issuance costs are included in prepaid and other current assets, with the remaining amounts of $1.7 million and $1.8 million, respectively, recorded in deposits and other assets.

8.              Commitments and Contingencies

Warranties and Indemnification

The Company generally warrants that its software shall perform to its standard documentation. Under the Company’s standard warranty, should a software product not perform as specified in the documentation within the warranty period, the Company will repair or replace the software or refund the license fee paid. To date, the Company has not incurred any costs related to warranty obligations for its software.

The Company’s product license and on-demand agreements typically include a limited indemnification provision for claims by third parties relating to the Company’s intellectual property. To date, the Company has not incurred and has not accrued for any costs related to such indemnification provisions.

Intellectual Property Litigation

On September 14, 2010, Versata Software, Inc., Versata Development Group, Inc., Clear Technology, Inc. and Versata FZ-LLC (“Versata”) filed suit against Callidus Software Inc. in the United States District Court for the District of Delaware. The suit asserted that Callidus infringed two U.S. Patents 6,862,573 and 7,110,998 (“Patents”).

On March 5, 2012, Versata and Callidus entered into a settlement and patent license agreement (“Agreement”). Under the Agreement, Versata agreed to provide Callidus a nonexclusive license to the Patents in exchange for $2.0 million in cash, and the parties also agreed to future resale partnership arrangements.

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

On June 10, 2011, we acquired Litmos subject to a $600,000 indemnity holdback.  The indemnity hold back will be paid one year from the date of closing of the acquisition subject to any deductions for indemnity conditions and Litmos meeting certain employee retention requirements.  The indemnity holdback is being accreted to compensation expense.  The $485,000 indemnity holdback balance at March 31, 2012 is recorded within accrued expenses.

On July 5, 2011 we acquired iCentera subject to a $1.5 million indemnity holdback, and $1.0 million in earn-out related contingent consideration.  The $1.5 million indemnity holdback is to be paid one year from the date of closing, subject to any reduction for indemnity claims.  The contingent consideration of $1.0 million is contingent on iCentera achieving certain revenue milestones and retention of certain key employees. The $1.3 million of the indemnity holdback and estimated fair value of the earn-out contingent consideration of $900,000 were recorded within accrued expenses at March 31, 2012.

On September 8, 2011 we acquired Rapid Intake, Inc. subject to a $400,000 indemnity holdback, and $500,000 in earn-out related contingent consideration.  The $400,000 indemnity holdback is to be paid one year from the date of closing, subject to any reduction for indemnity claims.  The earn-out contingent consideration of $500,000 is contingent on Rapid Intake achieving certain revenue milestones.  The $400,000 indemnity holdback and estimated fair value of the earn-out contingent consideration of $450,000 were recorded within accrued expenses at March 31, 2012.

On October 3, 2011 we acquired Webcom subject to a $1.6 million indemnity holdback, and $1.8 million in earn-out related contingent consideration.  The $1.6 million indemnity holdback is to be paid one year from the date of closing, subject to any reduction for indemnity claims.  The earn-out contingent consideration of $1.8 million is contingent on Webcom achieving certain revenue milestones. The $1.6 million indemnity holdback and estimated fair value of the earn-out contingent consideration of $1.6 million were recorded within accrued expenses at March 31, 2012.

On January 3, 2012 we acquired Leadformix subject to a $1.5 million indemnity holdback. The $1.5 million indemnity holdback is to be paid one year from the date of closing, subject to any reduction for indemnity claims. The estimated fair value of the $1.5 million indemnity holdback was recorded within accrued expenses at March 31, 2012.

We have a two-year commitment ending March 31, 2014 with a vendor totaling $1.0 million. This commitment is primarily for software and database technology used in the operations of our On-Demand product in our data center.

We have a commitment with a vendor totaling $0.5 million. This commitment is primarily for software and database technology used in the operations of our On-Demand product in our data center.

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

The following table summarizes revenues for the three months ended March 31, 2012 and 2011 by geographic areas (in thousands):

	Three Months Ended March 31,
	2012	2011

Americas	$18,818	$16,277
EMEA	2,132	3,037
Asia Pacific	1,063	497

	$22,013	$19,811

Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

During the three months ended March 31, 2012 and 2011, no customer accounted for more than 10% of our total revenues.

10.       Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the conversion of the convertible notes, the exercise of outstanding common stock options, the release of restricted stock, and purchases of employee stock purchase plan (ESPP) shares to the extent these shares are dilutive. For the three months ended March 31, 2012 and 2011, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.

Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011

Restricted stock	3,794	3,196
Stock options	3,881	5,239
ESPP	36	30
Convertible notes	7,680	—

Total	15,391	8,465

The weighted average exercise price of stock options excluded for the three months ended March 31, 2012 and 2011 was $4.02 and $3.71, respectively.

The conversion price of our Convertible note is $7.71. Please refer to Note 7 for details.

11.       Stock-based Compensation

Expense Summary

Stock-based compensation expenses of $3.2 million and $2.4 million were recorded during the three months ended March 31, 2012 and 2011, in the condensed consolidated statement of operations. The table below sets forth a summary of stock-based compensation expenses for the three months ended March 31, 2012 and 2011 (in thousands).

	Three Months Ended March 31,
	2012	2011

Stock-based compensation:
Options	$167	$294
Restricted Stock Units	2,860	2,061
ESPP	175	7
Actek Acquisition Compensation	—	42

Total stock-based compensation	$3,202	$2,404

As of March 31, 2012, there was $0.7 million, $24.7 million and $0.4 million of total unrecognized compensation expense related to stock options, restricted stock units and the ESPP, respectively. This expense related to stock options, restricted stock units and the ESPP and is expected to be recognized over a weighted average period of 2.2 years, 1.9 years and 0.6 years, respectively.

The table below sets forth the functional classification of stock-based compensation expense for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Stock-based compensation:
Cost of recurring revenues	$547	$755
Cost of services and other revenues	477	323
Sales and marketing	775	367
Research and development	414	360
General and administrative	989	599

Total stock-based compensation	$3,202	$2,404

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

	Three Months Ended March 31,
	2012	2011

Stock Option Plans
Expected life (in years)	6.00	3.50
Risk-free interest rate	1.33%	1.12%
Volatility	60%	68%
Dividend Yield	—	—

Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.50 to 1.00
Risk-free interest rate	0.07% to 0.29%	0.16% to 0.29%
Volatility	39% to 58%	39%
Dividend Yield	—	—

12.       Related Party Transactions

In January 2010, Callidus entered into an operating lease agreement with K.L. Properties LLC, whom a senior member of Callidus’ management is the President of, for its office space. The Company incurred rent expense for the office space owned by K.L. Properties of approximately $39,000 for the three months ended March 31, 2012 and 2011. This lease was assumed as part of the Actek acquisition and was determined to be a below market or favorable lease as of the acquisition date.

Webcom uses the services of a 3rd party vendor to perform product modeling and maintenance of certain equipment. The 3rd part vendor is owned by a relative of Webcom’s senior management. For the three months ended March 31, 2012, Callidus paid $29,000 to this vendor.

13.       Subsequent Events

On May 4, 2012, the Company acquired 6Figurejobs.com, Inc. (“6Figurejobs”), a wholly-owned subsidiary of Workstream, Inc.(“Workstream”), a Delaware corporation, for approximately $1.1 million in cash, subject to final adjustments. A portion of the consideration is subject to a holdback. 6Figurejobs provides placement of job advertisements, recruitment media services and other career-related services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for 2011 and with the unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. This section of the Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, prospects, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature.  These forward-looking statements include, but are not limited to, statements concerning the following: levels of recurring revenues, changes in and expectations with respect to license revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, staffing and expense levels and the impact of foreign exchange rate fluctuations.  As and when made, management believes that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Many of these trends and uncertainties are described in “Risk Factors” set forth in our Annual Report on Form 10-K for 2011 and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview of the Results for the Three Months Ended March 31, 2012

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

At the end of 2011, we adopted a new brand identity, “CallidusCloud,” to more accurately reflect our cloud-based solutions and technology roadmap. We are currently doing business as “CallidusCloud.”

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

Our solution suite has undergone a dramatic expansion in the past year with the acquisition of ForceLogix (sales coaching), Salesforce Assessments (sales hire testing), iCentera (sales enablement), Litmos (learning), Rapid Intake (content authoring), Webcom (configure-price-quote, or CPQ), and Leadformix (marketing automation and sales enablement) as well as the successful launch of the Monaco Summer 2011 release and Sales Selector, an online sales recruiting solution that brings together video interviewing with online temperament assessments. For every company, regardless of size, geography or vertical, there is now one or more CallidusCloud solutions that enable them to drive productivity in their sales organization.

While we offer our customers a range of purchasing and deployment options, from on-demand subscription to on-premise term license, our business and revenue model is focused on recurring revenue. Recurring revenues consist of SaaS revenues and maintenance revenues. SaaS revenues are primarily made up of on-demand hosting revenues, sales operation services and term license revenue.

SaaS Revenue Growth and Customer Expansion

SaaS revenue growth continued to drive the growth in recurring revenues as well as the growth in total revenues for the three months ended March 31, 2012. SaaS revenues grew to a record $12.8 million for the quarter representing a 28% increase over the same period last year Total recurring revenues grew by 15% over the same period reflecting the strong growth in Saas revenues offset by an expected decline in recurring maintenance revenues. Recurring revenues continue to account for over 75% of our total revenues and we expect this trend to continue going forward. Total revenues for the three months ended, March 31, 2012 were $22.0 million, up $2.2 million, or 11%, from the same period in 2011.

During the first quarter of 2012 we continued to add subscription based customers at a record rate adding over 120 new logos to the business. Our customer retention rates remained strong, above the 90% level. We believe our high retention rates are also an indication to the quality of service we provide and the quality of our customer base.

Margin Improvement

Recurring gross margins for the quarter ended March 31, 2012 were 55%. This is an increase of 38% or 900 basis points over the same period last year. The increase in recurring gross margin is also reflected in the 29% increase in total gross margin over the same period. These increases reflect our continued efforts to drive margin improvement in our SaaS operations. Over the past year and continuing into this year the company has taken several steps to increase recurring gross margins. These steps include the transfer of hosting operation services from an external provider to an in-house team, the addition of new products both acquired and developed internally that have a lower cost to operate and the optimization of our on-demand infrastructure that will take place throughout this year. As a result of these efforts we expect our recurring gross margins to continue to improve going forward.

Operating Results

•                  Increases in our operating expenses relate to investments in acquisitions to broaden our addressable markets and hiring of additional sales personnel to drive growth.

Other Business Highlights

•                  On January 3, 2012 we acquired LeadFormix, a leader in next-generation marketing automation and sales enablement.

•                  Refer to Note 3 of our notes to condensed consolidated financial statements for further information regarding the 2012 acquisition.

Challenges and Risks

In response to market demand, we shifted our primary business focus from providing perpetual software licenses to providing on-demand software as a service. Toward the end of 2009 we also began offering our on-premise products under term license arrangements. We believe that these offerings better address the needs of our customers, and at the same time, provides more predictable revenue streams. We expect perpetual license revenues to further decrease in the future as customers convert to our on-demand service.

While we have a number of sales opportunities in process and additional opportunities coming from our sales pipeline, we continue to experience wide variances in the timing and size of our transactions. We believe one of our major challenges continues to be increasing prospective customers’ prioritization of purchasing our products and services over competing projects. To address this challenge, we have set goals that include expanding our sales efforts, promoting our on-demand services and continuing to develop new products and enhancements to our suite of products. During 2011, in order to expand our product offerings and customer base we completed six acquisitions, and we recently completed an additional acquisition in the first quarter of 2012. We expect our revenues and expenses to increase as result of our acquisitions.

In addition to these risks, our future operating performance is subject to the risks and uncertainties described in “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and our 2011 Form 10-K.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts and service remediation reserve, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment, contingent consideration and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.  There were no other significant changes in our critical accounting policies and estimates during the three months ended March 31, 2012 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 1 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenues, Cost of Revenues and Gross Profit

The table below sets forth the changes in revenues, cost of revenues and gross profit for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 (in thousands, except for percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Total	March 31,	of Total	Increase	Year over
	2012	Revenues	2011	Revenues	(Decrease)	Year

Revenues:
Recurring	$16,886	77%	$14,703	74%	$2,183	15%
Services and other	5,127	23%	5,108	26%	19	0%

Total revenues	$22,013	100%	$19,811	100%	$2,202	11%

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Related	March 31,	of Related	Increase	Year over
	2012	Revenues	2011	Revenues	(Decrease)	Year

Cost of revenues:
Recurring	$7,558	45%	$7,960	54%	$(402)	(5)%
Services and other	4,398	86%	4,037	79%	361	9%

Total cost of revenues	$11,956		$11,997		$(41)

Gross profit:
Recurring	$9,328	55%	$6,743	46%	$2,585	38%
Services and other	729	14%	1,071	21%	(342)	(32)%

Total gross profit	$10,057	46%	$7,814	39%	$2,243	29%

Total Revenues.  Total revenues for the three months ended March 31, 2012 were $22.0 million, an increase of 11% compared to the same period in 2011. The increase was primarily due to higher volume of recurring revenue generated by our SaaS business.

Recurring Revenues.  Recurring revenues, which consists of SaaS revenues and maintenance revenues, increased by $2.2 million, or 15% in the three months ended March 31, 2012 compared to the same period in 2011. The increase was primarily due to the growth in our SaaS (on-demand hosted and subscription) revenues which increased by 28% in the three months ended March 2012 compared to the same period in 2011. The increase in total recurring revenues was partially offset by maintenance revenues associated with perpetual license which decreased by $0.6 million, or 13% compared to 2011. The decrease was primarily due to our conversion of customers from on-premise license to on-demand subscription service.

Services and Other Revenues.  Services and other revenues, which consist of integration and configuration services, training and perpetual licenses, remained constant between the periods ended March 31, 2012 and 2011. Services revenue increased by $204,000  primarily associated with our acquisition of Webcom in the fourth quarter of 2011, partially offset by a reduction in core integration and configuration services related to lower utilization. We recognized a decrease in perpetual license revenue of $185,000 due to our continued focus on on-demand offerings.

Cost of Revenues and Gross Profit

Cost of Recurring Revenues.  Cost of recurring revenues decreased by $0.4 million, or 5%, in the three months ended March 31, 2012 compared to the same period in 2011. The decrease was primarily due to lower third-party data center costs of $0.6 million, lower professional fees of $0.5 million and third-party support maintenance costs of $0.2 million, which was partially offset by increases in personnel-related costs of $0.4 million, offshore third-party technical services and support costs of $0.2 million and hosting fees of $0.2 million.  Our third-party data center costs decreased as we transitioned certain functions from external to internal resources. Our professional fees were lower due to the decrease in contract employees upon completion of a specific customer project. Our third-party maintenance and support costs decreased as we brought the customer support process in-house and eliminated the associated third-party maintenance contract. Our personnel-related costs increased due to increased headcount from our 2011 and 2012 acquisitions and new hires, our technical services and support costs increased to support increased on-demand subscription services and our hosting fees increased due to pre-existing arrangements our acquired companies had with third-party service providers.  The costs associated with supporting our on-demand subscription service are generally higher than our on-premise license customer as we are responsible for the full operation of the software in our hosting facility.

Cost of Services and Other Revenues.  Cost of services and other revenues increased by $0.4 million in the three months ended March 31, 2012 compared to the same period in 2011. Personnel-related costs increased by $0.4 million in 2012 due to increased headcount as a result of the 2011 and 2012 acquisitions and new hires. The increase was also driven by an increase in stock-based compensation expense of $0.2 million from new hire, merit and retention stock grants. The increases in cost of services, and other revenues were partially offset by a decrease in our professional fees of $0.2 million, as we reduced the number of contract employees.

Gross Profit.  Overall gross margin was 46% for the three months ended March 31, 2012, an increase from 39% during the same period in 2011. Gross margin for the three months ended March 31, 2012 was positively impacted by higher recurring revenues which were driven by a 28% increase in SaaS revenues, compared to the same period in 2011.  Gross margin also benefited from lower third-party data center costs, which ended during the third quarter of 2011 as we transitioned certain functions for our SaaS offerings internally.

Our recurring revenue gross margin increased to 55% for the three months ended March 31, 2012, from 46% in the same period in 2011. The increase was primarily the result of higher SaaS revenues and lower third-party data center costs.

Services and other revenues gross margin was 14% for the three months ended March 31, 2012; a decrease from 21% in the same period of 2011. The decrease in services and other revenues gross margin was primarily due to a shift in sales mix.  During the three months ended March 31, 2012 compared to the same period in 2011, perpetual license revenues, which have higher margin, made up a smaller portion of our total services and other revenues..

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 (in thousands, except percentage data):

	Three		Three
	Months		Months			Percentage
	Ended	Percentage	Ended	Percentage	Year to Year	Change
	March 31,	of Total	March 31,	of Total	Increase	Year over
	2012	Revenues	2011	Revenues	(Decrease)	Year

Operating expenses:
Sales and marketing	$6,911	31%	$4,193	21%	$2,718	65%
Research and development	4,009	18%	2,515	13%	1,494	59%
General and administrative	5,005	23%	3,474	18%	1,531	44%
Restructuring	442	2%	39	—%	403	1,033%

Total operating expenses	$16,367	74%	$10,221	52%	$6,146	60%

Sales and Marketing.  Sales and marketing expenses increased by $2.7 million, or 65%, in the three months ended March 31, 2012 compared to the same period in 2011. Overall sales and marketing expenses increased compared to the same period in 2011, primarily from our seven acquisitions and new hires in sales. The increase was primarily driven by increased personnel-related costs of $1.7 million, increased commission expense of $0.5 million and increased marketing events and programs of $0.2 million. The increase in personnel-related costs was due to additional headcount from our 2011 and 2012 acquisitions as well as the addition of sales people in January, an increase in commission expense due to increased sales and a rise in marketing expense related to the new offerings of Callidus. Travel related expenses also increased by $0.2 million due to our annual reward conference, which was in the first quarter of 2012, but was held in the second quarter in 2011. Stock-based compensation expense increased by $0.4 million in 2012 due to new hire, merit and retention stock grants.

Research and Development.  Research and development expenses increased by $1.5 million, or 59%, for the three months ended March 31, 2012 compared to the same period in 2011. The increase was due to personnel-related expenses of $1.1 million from additional headcount as a result of our 2011 and 2012 acquisitions. Professional fees also increased by $0.2 million in 2012 due to the cost associated with the migration to new reporting technology. Stock- based compensation expense increased by $0.1 million in 2012 as a result of retention, merit and new hire grants.

General and Administrative.  General and administrative expenses increased by $1.5 million, or 44%, during the three months ended March 31, 2012 compared to the same period in 2011. The increase was primarily due to increased acquisition costs of $0.2 million and patent litigation costs of $0.3 million. In addition, our personnel-related costs increased by $0.2 million due to new hires. Stock-based compensation expense also increased by $0.4 million in 2012 as a result of retention, merit and new hire grants.

Restructuring.  Restructuring expenses increased by $0.4 million during the three months ended March 31, 2012 compared to the same period in 2011 as we centralize certain company functions to our headquarters in Pleasanton, and outsource certain IT functions.

Stock-Based Compensation

The following table sets forth a summary of our stock-based compensation expenses for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	March 31,	March 31,	Increase	Year over
	2012	2011	(Decrease)	Year

Stock-based compensation:
Cost of recurring revenues	$547	$755	$(208)	(28)%
Cost of services revenues	477	323	154	48%
Sales and marketing	775	367	408	111%
Research and development	414	360	54	15%
General and administrative	989	599	390	65%

Total stock-based compensation	$3,202	$2,404	$798	33%

Total stock-based compensation expenses increased $0.8 million, or 33%, during the three months ended March 31, 2012, compared to the same period in 2011. The increases in stock-based compensation were primarily due to increased granting of restricted stock units and an increase in our stock price which resulted in higher fair value per shares. The increase in granting of restricted stock units were to retain employees as well as new hires grants.

Other Items

The table below sets forth the changes in other items for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 (in thousands, except percentage data):

	Three	Three
	Months	Months		Percentage
	Ended	Ended	Year to Year	Change
	March 31,	March 31,	Increase	Year over
	2012	2011	(Decrease)	Year

Interest income and other income (expense), net	$74	$114	$(40)	(35)%
Interest expense	(869)	(65)	(804)	1,237%

	$(795)	$49	$(844)	(1,722)%

Provision (benefit) for income taxes	$(122)	80	202	253%

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net decreased during the three months ended March 31, 2012 compared to the same period in 2011. The decrease was primarily driven by lower foreign currency gains in the three months ended March 31, 2012, compared to the same period in 2011.

Interest Expense

Interest expense increased by $0.8 million in the three months ended March 31, 2012 compared to the same period in 2011. The increase was primarily due to the interest expense of $0.7 million and amortization of debt issuance costs of $0.1 million related to the issuance of our convertible debt in May 2011. Refer to Note 7 of the notes to our condensed consolidated financial statements for more details.

Benefit (Provision) for Income Taxes

The benefit for income taxes increased by $0.2 million in the three months ended March 31, 2012, compared to the same period in 2011. The increase was primarily due to the recognition of deferred tax liabilities related to the intangible assets acquired from Leadformix and the associated release of valuation allowances of $0.2 million, partially offset by withholding taxes of $0.1 million.

Liquidity and Capital Resources

As of March 31, 2012, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $40.1 million, as well as accounts receivable of $22.7 million.

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended 31,
	2012	2011

Net cash provided by (used in) operating activities	$(4,002)	$1,366
Net cash used in investing activities	$(8,383)	$(1,531)
Net cash provided by financing activities	$2,626	$1,325

Cash Flows During the Three Months Ended March 31, 2012 and 2011

In three months ended March 31, 2012, cash and cash equivalents decreased by approximately $9.7 million primarily due to $4.0 million and $8.4 million of cash used in our operating and investing activities, respectively, partially offset by cash provided by our financing activities of $2.6 million.

Operating Activities

In the three months ended March 31, 2012 net cash used in operating activities was $4.0 million compared to cash provided by our operating activities of $1.4 million in the same period in 2011. The change was primarily driven by a higher net loss adjusted for certain non-cash items including stock-based compensation expense of approximately $3.2 million, depreciation and amortization expense of approximately $2.0 million, and changes in our working capital. The significant changes in our working capital were as follows:

•                  An increase in accounts receivable due to timing of collections; and

•                  A decrease in accounts payable and accrued liabilities due to the timing of purchases and payments.

Investing Activities

In the three months ended March 31, 2012, net cash used in investing activities was $8.4 million compared to $1.5 million in the same period of 2011. The cash used in our investing activities in 2012 was primarily related to $2.8 million net inflows from the sales or maturities and purchases of investments, $7.0 million for our acquisitions, $3.6 million in payments for intangible assets and $0.6 million of equipment expenditures.

Financing Activities

In the three months ended, March 31, 2012, net cash provided by financing activities was $2.6 million compared to $1.3 million in the same period in 2011. The cash we received in our financing activities in 2012 was primarily due to net receipt of proceeds of $4.2 million in connection with option exercises and ESPP purchases, offset by principal payments in connection with our capital leases of $0.3 million, payment of $0.1 million contingent consideration in connection with our acquisitions and repurchases of common stock for withholding tax of $1.2 million.

Contractual Obligations and Commitments

Refer to Note 8 of our notes to condensed consolidated financial statements for further information. For information on existing unconditional purchase commitments, please refer to the 2011 Form 10-K.

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

Financial instruments that potentially subject us to market risk are investments and trade receivables denominated in foreign currencies.  We mitigate market risk by monitoring ratings, credit spreads and potential downgrades for all bank counterparties on at least a quarterly basis.  Based on our on-going assessment of counterparty risk, we will adjust our exposure to various counterparties as necessary.

Interest Rate Risk. We invest in a variety of financial instruments, consisting primarily of investments in money market funds, commercial paper, high quality corporate debt obligations and U.S. government obligations.

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future as a result of changes in interest rates. At March 31, 2012, the average maturity of our investments was approximately 9.8 months, and all investment securities had maturities of less than 24 months. The following table presents certain information about our financial instruments at March 31, 2012 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity		Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sale securities	$19,590	$12,876	$32,472	$32,466
Weighted average interest rate	0.31%	0.48%

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments.

In May 2011, we issued $80.5 million aggregate principal amount of convertible notes due in 2016. Our convertible notes have a fixed annual interest rate of 4.75% and therefore, we do not have economic interest rate exposure on the convertible notes. In August 2011, the Company completed the repurchase of $21.0 million aggregate principal amount of its convertible notes for cash of approximately $19.2 million through privately negotiated transactions, including fees of $105,000. As of March 31, 2012, $59.5 million aggregate principal amount of the convertible notes remain outstanding. For further information, please refer to Note 7 of our condensed consolidated financial statements.

Foreign Currency Risk. Our revenues and expenses, except those related to our non-U.S. operations, are generally denominated in U.S. dollar. For the three months ended March 31, 2012 and 2011, approximately 15% and 18%, respectively, of our total revenues were denominated in foreign currencies. At March 31, 2012, approximately 23% of our total accounts receivable was denominated in foreign currencies.  Our exchange risks and foreign exchange losses have been minimal to date. We expect to continue to transact a majority of our business in U.S. dollar.

Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency transactions. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

As of March 31, 2012, we had no outstanding foreign currency forward exchange contracts.

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

In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, a party to various litigation matters incidental to the conduct of our business, none of which, at the present time, is likely to have a material adverse effect on our future financial results.

On September 14, 2010, Versata Software, Inc., Versata Development Group, Inc., Clear Technology, Inc. and Versata FZ-LLC (“Versata”) filed suit against Callidus Software Inc. in the United States District Court for the District of Delaware. The suit asserted that Callidus infringed two U.S. Patents 6,862,573 and 7,110,998 (“Patents”).

On March 5, 2012, Versata and Callidus entered into a settlement and patent license agreement (“Agreement”). Under the Agreement, Versata agreed to provide Callidus a nonexclusive license to the Patents in exchange for $2.0 million in cash, and the parties also agreed to future resale partnership arrangements.

Item 1A. Risk Factors

Except as provided below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Reports on Form 10-Q filed subsequently thereto.  In addition to the other information set forth here, you should carefully consider the factors discussed in the foregoing reports, which are incorporated herein by reference. These risks are not the only risks facing us and could affect our business, financial condition and operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Factors That Could Affect Future Results

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Because of the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 and those factors included in our quarterly reports on Form 10-Q filed subsequently thereto, if any, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 6. Exhibits

Exhibit
Number	Description

2.1

Agreement and Plan of Merger, dated January 3, 2012, among LeadFormix Inc., Callidus Software Inc., SC Acquisition Inc., and Srihari P. Sampath-Kumar, as Shareholder Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Commission on January 4, 2012)

8.1

Settlement Agreement and Patent License with Versata Software, Inc., Versata Development Group, Inc., Clear Technology, Inc., Versata FZ-LLC and Callidus Software Inc. (incorporated by reference to Exhibit 8.01 to the Registrant’s Form 8-K filed with the Commission on March 6, 2012)

31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2012.

CALLIDUS SOFTWARE INC.

By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer,
Senior Vice President, Finance and Operations

EXHIBIT INDEX

TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

Exhibit
Number	Description

2.1

Agreement and Plan of Merger, dated January 3, 2012, among LeadFormix Inc., Callidus Software Inc., SC Acquisition Inc., and Srihari P. Sampath-Kumar, as Shareholder Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Commission on January 4, 2012)

8.1

Settlement Agreement and Patent License with Versata Software, Inc., Versata Development Group, Inc., Clear Technology, Inc., Versata FZ-LLC and Callidus Software Inc. (incorporated by reference to Exhibit 8.01 to the Registrant’s Form 8-K filed with the Commission on March 6, 2012)

31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements