Form 10-Q
period 2012-06-30
CALLIDUS SOFTWARE INC
filed 2012-08-08
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 35,210,905 shares of the registrant’s common stock, par value $0.001, outstanding on August 1, 2012, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$5,922	$17,383
Short-term investments	25,613	35,406
Accounts receivable, net of allowances of $135 and $235 at June 30, 2012 and December 31, 2011, respectively	28,710	21,778
Deferred income taxes	110	110
Prepaid and other current assets	7,168	5,831
Total current assets	67,523	80,508

Property and equipment, net	6,962	6,772
Goodwill	30,916	24,245
Intangible assets, net	23,403	17,769
Deferred income taxes, noncurrent	206	206
Deposits and other assets	3,388	3,936
Total assets	$132,398	$133,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,553	$3,515
Accrued payroll and related expenses	3,899	4,278
Accrued expenses	12,542	12,272
Deferred income taxes	596	596
Deferred revenue	32,663	30,211
Capital lease obligations	1,229	1,196
Total current liabilities	55,482	52,068
Deferred revenue, noncurrent	3,216	4,257
Deferred income taxes, noncurrent	269	197
Other liabilities	1,976	2,413
Capital lease obligations, noncurrent	306	915
Convertible notes	59,215	59,215
Total liabilities	120,464	119,065
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 37,467 and 35,198 shares issued and 35,128 and 32,859 shares outstanding at June 30, 2012 and December 31, 2011, respectively	34	33
Additional paid-in capital	248,758	238,798
Treasury stock; 2,339 shares, at June 30, 2012 and December 31, 2011, respectively	(14,430)	(14,430)
Accumulated other comprehensive income	207	189
Accumulated deficit	(222,635)	(210,219)
Total stockholders’ equity	11,934	14,371
Total liabilities and stockholders’ equity	$132,398	$133,436

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Recurring	$18,027	$15,350	$34,913	$30,052
Services and other	5,754	5,005	10,881	10,114
Total revenues	23,781	20,355	45,794	40,166
Cost of revenues:
Recurring	7,902	8,537	15,460	16,497
Services and other	4,815	3,978	9,213	8,015
Total cost of revenues	12,717	12,515	24,673	24,512
Gross profit	11,064	7,840	21,121	15,654

Operating expenses:
Sales and marketing	8,285	4,856	15,196	9,050
Research and development	4,067	2,756	8,076	5,270
General and administrative	4,849	4,353	9,854	7,827
Acquisition-related contingent consideration	(1,837)	—	(1,837)	—
Restructuring	172	(2)	614	37
Total operating expenses	15,536	11,963	31,903	22,184

Operating loss	(4,472)	(4,123)	(10,782)	(6,530)
Interest income and other income (expense), net	(79)	12	(5)	126
Interest expense	(865)	(503)	(1,734)	(568)

Loss before provision (benefit) for income taxes	(5,416)	(4,614)	(12,521)	(6,972)
Provision (benefit) for income taxes	17	119	(105)	199

Net loss	$(5,433)	$(4,733)	$(12,416)	$(7,171)

Net loss per share - basic and diluted
Net loss per share	$(0.15)	$(0.14)	$(0.36)	$(0.22)

Shares used in basic and diluted per share computation	35,235	33,048	34,674	33,079

Comprehensive loss

Net Loss	$(5,433)	$(4,733)	$(12,416)	$(7,171)
Unrealized gains (losses) on available-for-sale securities	2	(27)	13	(25)
Foreign currency translation adjustments	(38)	(2)	5	26

Comprehensive loss	$(5,469)	$(4,762)	$(12,398)	$(7,170)

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(12,416)	$(7,171)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,490	1,587
Amortization of intangible assets	2,558	1,394
Provision for doubtful accounts and service remediation reserves	52	47
Stock-based compensation	7,495	6,040
Stock-based compensation related to acquisition	—	42
Release of valuation allowance	(224)	—
Gain on disposal of property	(5)	—
Amortization of convertibles note issuance cost	268	60
Net amortization on investments	231	173
Acquisition-related contingent consideration	(1,837)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,712)	1,623
Prepaid and other current assets	(637)	2,064
Other assets	548	(3,172)
Accounts payable	118	(1,161)
Accrued expenses	(374)	931
Accrued payroll and related expenses	(379)	81
Accrued restructuring	230	(209)
Deferred revenue	1,270	(848)
Deferred income taxes	72	77
Net cash provided by (used in) operating activities	(8,252)	1,558

Cash flows from investing activities:
Purchases of investments	(16,536)	(33,569)
Proceeds from maturities and sale of investments	26,111	10,063
Purchases of property and equipment	(1,714)	(982)
Proceeds from disposal of property and equipment	5	—
Purchases of intangible assets	(4,485)	(1,128)
Acquisitions, net of cash acquired	(7,721)	(5,860)
Net cash used in investing activities	(4,340)	(31,476)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,295	4,516
Repurchases of common stock	—	(14,430)
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(1,829)	(681)
Payment of consideration related to acquisitions	(723)	(600)
Proceeds from issuance of convertible notes, net of issuance costs	—	77,369
Repayment of debt assumed through acquisition	(30)	—
Payment of principal under capital leases	(587)	(601)
Net cash provided by financing activities	1,126	65,573
Effect of exchange rates on cash and cash equivalents	5	37
Net increase (decrease) in cash and cash equivalents	(11,461)	35,692
Cash and cash equivalents at beginning of period	17,383	12,830
Cash and cash equivalents at end of period	$5,922	$48,522

Supplemental disclosures of cash flow information:
Cash paid for interest on convertible debt	$1,406	$—
Cash paid for interest on capital leases	60	96

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation and Summary of Accounting Policies

All amounts included herein related to the condensed consolidated financial statements as of June 30, 2012 and the three and six months ended June 30, 2012 and 2011 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements.

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

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with GAAP and the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, the allocation of the value of purchase consideration for business acquisitions, uncertain tax liabilities, allowances for doubtful accounts and service remediation reserves, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairments, accrued liabilities and other contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates such estimates and assumptions on an ongoing basis for continued reasonableness, using historical experience and other factors, including the current economic environment. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and declines in Information Technology (IT) spending by companies have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates. Changes in those estimates, if any, resulting from continuing changes in the economic environment, will be reflected in the condensed consolidated financial statements in future periods.

2.              Restructuring

The restructuring expenses primarily consist of costs associated with employee terminations and exit of excess facilities. These costs are recognized in accordance with the current guidance on accounting for exit activities and are presented as restructuring expenses. The Company incurred restructuring expenses of $172,000 and $614,000 for the three and six months ended June 30, 2012, respectively.  The Company incurred restructuring expenses (benefit) of $(2,000) and $37,000 for the three and six months ended June 30, 2011, respectively.

The following table sets forth a summary of accrued restructuring expenses for the six months ended June 30, 2012 (in thousands):

	December 31,	Cash	Additions, net	June 30,
	2011	Payments	of Adjustments	2012

Severance and termination-related costs	$—	$(228)	$510	$282
Facilities related costs	443	(156)	104	391

Total accrued restructuring expenses	$443	$(384)	$614	$673

3.              Acquisitions

The Company completed the following business combinations during the six months ended June 30, 2012:

•                  On January 3, 2012 the Company acquired LeadFormix, Inc. (“LeadFormix”), a U.S. based company with operations in India. LeadFormix, a leader in next-generation marketing automation and sales enablement, was acquired for approximately $9.0 million in cash, including $1.5 million for indemnity holdback.

•                  On May 4, 2012, the Company acquired 6FigureJobs.com, Inc. (“6FigureJobs”), a wholly-owned subsidiary of Workstream, Inc. (“Workstream”), a Canadian corporation, for approximately $1.0 million in cash, including $0.3 million for indemnity holdback. 6FigureJobs provides job advertisement placement, recruitment media services and other career-related services.

The preliminary estimates of fair value for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and the Company’s estimates and assumptions are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition dates). The primary areas of those preliminary estimates that are not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, and income and non-income based taxes.

Developed technology represents the fair values of the acquired companies’ products that have reached technological feasibility. The estimated useful life was primarily based on projected product cycle and technology evolution. Customer relationships represent the fair value of the underlying customer support contracts and related relationships with the acquired companies’ existing customers. The estimated useful life was primarily based on projected customer retention rates. Tradenames represent the fair value of brand and name recognition associated with the marketing of the acquired companies’ products and services. The estimated useful life was based on the projected product cycle and associated marketing of the brand and name.

The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The goodwill arising from the acquisitions mainly consists of entity-specific synergies and economies of scale expected from joining the acquired companies with the Company.

Both of these acquisitions were accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of the respective acquisition dates. The total purchase price for each acquisition was allocated as follows (amounts in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/(liabilities assumed)	Acquired Intangible Assets	Goodwill	Goodwill deductible for tax purposes	Acquisition related expenses

Leadformix	$8,521	$(760)	$2,800	$6,481	Not deductible	$270
6FigureJobs	1,031	(69)	910	190	Not deductible	73
	$9,552	$(829)	$3,710	$6,671

The following table sets forth each component of identifiable intangible assets acquired in connection with the above acquisitions: (in thousands):

				Weighted
				Average
				Estimated
				Useful
	Leadformix	6FigureJobs	Total	Life

Customer relationships	$640	$630	$1,270	6.01
Developed technology	1,900	220	2,120	6.79
Tradename	260	60	320	6.63
	$2,800	$910	$3,710

The financial results of these companies are included in the Company’s condensed consolidated results from their respective acquisition dates.

Pro forma financial information for acquisitions accounted for as business combinations has not been presented, as the effects were not material to the Company’s historical condensed consolidated financial statements.

4.              Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 is as follows (in thousands):

Goodwill Rollforward

Goodwill

Balance as of December 31, 2011	$24,245

Acquisitions	6,671
Impairment losses	—

Balance as of June 30, 2012	$30,916

Upon finalizing the purchase price allocation for the Webcom acquisition, we retrospectively adjusted the purchase price allocation as required by accounting standards. These adjustments were not material to the financial statements.

Intangible assets consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

							Weighted
							Average
	December 31,	December 31,				June 30,	Amortization
	2011	2011		Impairment	Amortization	2012	Period
	Cost	Net	Additions	Expense	Expense	Net	(Years)

Developed technology	$15,177	$10,626	$5,067	$—	$(1,862)	$13,831	5.5
Customer relationships	6,884	4,542	1,270	—	(423)	5,389	6.3
Tradenames	1,202	942	320	—	(110)	1,152	6.5
Favorable lease	40	14	—	—	(6)	8	0.5
Patents and licenses	1,525	1,522	1,535	—	(134)	2,923	8.9
Other	142	123	—	—	(23)	100	2.0

Total	$24,970	$17,769	$8,192	$—	$(2,558)	$23,403

Intangible assets include third-party software licenses used in our products and acquired assets related to the Company’s acquisitions.

Amortization expense related to intangible assets was $1.3 million and $2.6 million for the three and six months ended June 30, 2012, respectively, and was included within cost of revenues for developed technology and patents and licenses, sales and marketing expense for customer relationships and tradenames, and general and administrative expense for the favorable lease. Amortization expense related to intangible assets was $0.7 million and $1.4 million for the three and six months ended June 30, 2011, respectively. The Company’s intangible assets are amortized over their estimated useful lives of one to twelve years. Total future expected amortization is as follows (in thousands):

	Developed	Customer		Favorable	Patents
	Technology	Relationships	Tradenames	Lease	and licenses	Other
Quarter Ending June 30:
Remainder of 2012	$1,582	$448	$114	$8	$176	$24
2013	2,770	854	217	—	352	48
2014	2,400	854	183	—	348	28
2015	2,147	854	183	—	343	—
2016	2,147	854	155	—	343	—
2017	1,840	798	147	—	343	—
2018 and beyond	945	727	153	—	1,018	—

Total expected amortization expense	$13,831	$5,389	$1,152	$8	$2,923	$100

5.              Financial Instruments

As of June 30, 2012 and December 31, 2011, all debt and marketable equity securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.

The Company classifies all highly liquid instruments with an original maturity on the date of purchase of three months or less as cash and cash equivalents.

Interest income is included within interest income and other income (expense), net in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. As of June 30, 2012 and December 31, 2011, the Company had no short-term investments in an unrealized loss position of greater than 12 months.

The components of the Company’s debt and marketable equity securities classified as available-for-sale were as follows at June 30, 2012 and December 31, 2011 (in thousands):

		Gross	Gross	Other
	Amortized	Unrealized	Unrealized	Than Temporary	Estimated
June 30, 2012	Cost	Gains	Losses	Impairment	Fair value

Cash	$3,574	$—	$—	$—	$3,574
Cash equivalents:
Money market funds	2,348	—	—	—	2,348
Total cash equivalents	2,348	—	—	—	2,348
Total cash and cash equivalents	$5,922	$—	$—	$—	$5,922

Short-term investments:
Commercial paper	$999	$—	$(1)	$—	$998
U.S. government and agency obligations	11,400	1	(3)	—	11,398
Corporate notes and obligations	13,218	5	(6)	—	13,217

Total short-term investments	$25,617	$6	$(10)	$—	$25,613

		Gross	Gross	Other
	Amortized	Unrealized	Unrealized	Than Temporary	Estimated
December 31, 2011	Cost	Gains	Losses	Impairment	Fair value

Cash	$7,300	$—	$—	$—	$7,300
Cash equivalents:
Money market funds	10,083	—	—	—	10,083
Total cash equivalents	10,083	—	—	—	10,083
Total cash and cash equivalents	$17,383	$—	$—	$—	$17,383

Short-term investments:
Corporate notes and obligations	12,245	3	(12)	—	12,236
U.S. government and agency obligations	23,178	3	(11)	—	23,170
Publicly traded securities	375	—	—	(375)	—

Total short-term investments	$35,798	$6	$(23)	$(375)	$35,406

For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of June 30, 2012 (in thousands):

	Amortized	Estimated
Contractual maturity	Cost	Fair value

Less than 1 year	$11,896	$11,900
Between 1 and 2 years	13,721	13,713

Total	$25,617	$25,613

At June 30, 2012, the Company had unrealized losses of $3,000 related to U.S. government and agency obligations, $1,000 related to commercial paper, and $6,000 related to corporate notes and obligations. The aggregate fair values of these investments were $11.4 million, $1.0 million, and $13.2 million, respectively.

The Company had no realized gains or losses on sales of its investments for the three and six months ended June 30, 2012, and 2011. The Company had proceeds of $13.5 million and $26.1 million from maturities and sales of investments during the three and six months ended June 30, 2012, respectively. The Company had proceeds of $2.5 million and $10.1 million from maturities and sales of investments during the three and six months ended June 30, 2011, respectively.

The short-term investments in government obligations or highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities so as to assess if any of the impairments will be considered other-than-temporary. The Company did not identify any government obligations or highly rated credit securities held as of June 30, 2012 and as of December 31, 2011 for which the fair value declined significantly below amortized cost and considered other-than-temporary impairment.

For publicly traded equity securities, the Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During the year ended December 31, 2011, the Company reclassified $260,000 of previously recognized unrealized losses related to its investment in one publicly traded equity from accumulated other comprehensive loss to earnings. In addition, the Company recognized an additional impairment of the remaining carrying value of $115,000 resulting in an impairment of $375,000 in connection with their investment in Courtland Capital, Inc. During the year ended December 31, 2011, Courtland Capital, Inc. shares were suspended by the Alberta Securities Commission for failing to file annual audited financial statements for the year ended June 30, 2011. As the Company believes the likelihood of recovery to be remote, the Company considered the loss to be other-than-temporary at December 31, 2011.

6.              Fair Value Measurements

The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Assets:

Money market funds (1)	$2,348	$2,348	$—	$—
U.S. Treasury bills (2)	999	999	—	—
Commercial paper (2)	998	—	998	—
Corporate notes and obligations (2)	13,217	—	13,217	—
U.S. government and agency obligations (2)	10,399	—	10,399	—

Total	$27,961	$3,347	$24,614	$—

Liabilities:

Contingent consideration (3)	$2,050	$—	$—	$2,050

Total	$2,050	$—	$—	$2,050

(1) Included in cash and cash equivalents on the condensed consolidated balance sheet.

(2) Included in short-term investments on the condensed consolidated balance sheet.

(3) Included in accrued expenses on the condensed consolidated balance sheet.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Assets:

Money market funds (1)	$10,083	$10,083	$—	$—
U.S. Treasury bills (2)	3,503	3,503	—	—
Corporate notes and obligations (2)	12,236	—	12,236	—
U.S. government and agency obligations (2)	19,667	—	19,667	—

Total	$45,489	$13,586	$31,903	$—

Liabilities:

Contingent consideration (3)	$2,950	$—	$—	$2,950

Total	$2,950	$—	$—	$2,950

(1) Included in cash and cash equivalents on the consolidated balance sheet.

(2) Included in short-term investments on the consolidated balance sheet.

(3) Included in accrued expenses on the consolidated balance sheet.

The tables below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

	Balance at					Balance at
	December 31,			Realized	Unrealized	June 30,
	2011	Addition	Adjustment	Gains (Losses)	Gains (Losses)	2012

Liabilities:
Contingent consideration	$2,950	$—	$(900)	$—	$—	$2,050

Total	$2,950	$—	$(900)	$—	$—	$2,050

During the quarter ended June 30, 2012, the Company released iCentera acquisition contingent consideration of $900,000 as iCentera did not achieve certain earn-out revenue milestones. As a result, the release of the contingent consideration was recorded within the acquisition-related contingent consideration in the accompanying condensed consolidated statements of comprehensive loss during the quarter ended June 30, 2012.  See Note 8 of the notes to our condensed consolidated financial statements for more details.

Valuation of Investments

Level 1 and Level 2

The Company’s available-for-sale securities include marketable equity securities, commercial paper, corporate notes and obligations, and U.S. government and agency obligations. The Company values these securities using a pricing matrix from a pricing service provider, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). The Company classifies all of its available-for-sale securities, except for money market funds and U.S. Treasury, as having Level 2 inputs. The Company validates the estimated fair value of certain securities from a pricing service provider on a quarterly basis. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.

Level 3

The Company valued its auction rate securities using unobservable inputs (Level 3). The Company utilized the income approach applying assumptions for interest rates using current market trends and an estimated term based on expectations from brokers for liquidity in the market and redemption periods agreed to by other broker-dealers. The Company also applied an adjustment for the lack of liquidity to the value determined by the income approach utilizing a put option model. As a result of the valuation assessment, the Company recognized unrealized losses of $5,000 for the three and six months ended June 30, 2011. The Company did not hold any auction rate securities as of June 30, 2012.

Contingent consideration is defined as earn-out payments which the Company may pay in connection with their acquisitions. The contingent consideration liabilities are classified as Level 3 liabilities, as the Company uses unobservable inputs to value them, which is a probability-based income approach. Subsequent changes in the fair value of the contingent consideration liabilities will be recorded in the Company’s condensed consolidated statements of operations.

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

The convertible notes contain an optional redemption feature which allows the Company, any time after June 6, 2014, to redeem all or part of the convertible notes for cash if the last reported sale price per share of common stock (as defined below) has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period ending within five trading days prior to the date on which the Company provides notice of redemption. The redemption price would be 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest.

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

During the year ended December 31, 2011, the Company completed the repurchase of $21.3 million aggregate principal amount of its convertible notes for cash of approximately $19.4 million through privately negotiated transactions including fees of $105,000. The Company recognized a gain on the extinguishment of the convertible notes of approximately $1.8 million which was partially offset by the write-off of $0.9 million in unamortized debt issuance costs, resulting in a net gain of $0.9 million. As of June 30, 2012 and December 31, 2011, $59.2 million aggregate principal amount of the convertible notes remain outstanding. Based on market prices, the fair value of the Company’s convertible notes was $61.0 million and $61.2 million as of June 30, 2012 and December 31, 2011, respectively.

These convertible notes are recorded as long-term debt. The current balance of the debt issuance costs associated with the issuance of the convertible notes is recorded within prepaid and other current assets, and the non-current balance is recorded within deposits and other assets, and are amortized to interest expense over the terms of the convertible notes. At June 30, 2012 and December 31, 2011, $536,000 of the debt issuance costs are included in prepaid and other current assets, with the remaining amounts of $1.6 million and $1.8 million, respectively, recorded in deposits and other assets.

8.              Commitments and Contingencies

Warranties and Indemnification

The Company generally warrants that its software will perform to its standard documentation. Under the Company’s standard warranty, should a software product not perform as specified in the documentation within the warranty period, the Company will repair or replace the software or refund the license fee paid. To date, the Company has not incurred any costs related to warranty obligations for its software.

The Company’s product license and on-demand agreements typically include a limited indemnification provision for claims by third parties relating to the Company’s intellectual property. To date, the Company has not incurred and has not accrued for any costs related to such indemnification provisions.

Intellectual Property Litigation

On July 19, 2012, Versata Software, Inc. and Versata Development Group, Inc. filed suit against Callidus Software Inc. in the United States District Court for the District of Delaware. The suit asserted that Callidus infringed U.S. Patent Nos. 7,904,326; 7,908,304 and 7,958,024. The Company believes that the claims are without merit and intends to vigorously defend against these claims. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. At June 30, 2012, the Company has not recorded any such liability in accordance with accounting for contingencies.

Other matters

In addition to the above intellectual property litigation matter, the Company is from time to time a party to other various litigation matters and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters is likely to have a material adverse effect on the Company’s future financial results.

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At June 30, 2012, the Company has not recorded any such liabilities in accordance with accounting for contingencies. However, litigation is subject to inherent uncertainties and our view on these matters may change in the future.

On June 10, 2011, we acquired Litmos subject to a $600,000 indemnity holdback.  The indemnity hold back was due one year from the date of closing of the acquisition subject to any deductions for indemnity conditions and Litmos meeting certain employee retention requirements. The $600,000 indemnity holdback was paid during the quarter ended June 30, 2012.

On July 5, 2011 we acquired iCentera subject to a $1.5 million indemnity holdback, and $1.0 million in earn-out related contingent consideration.  The $1.5 million indemnity holdback is to be paid one year from the date of closing of the acquisition, subject to any reduction for indemnity claims.  The contingent consideration of $1.0 million is contingent on iCentera achieving certain revenue milestones and retaining certain key employees and is to be paid one year from the date of closing of the acquisition. During the quarter ended June 30, 2012, the Company released the accruals for $937,000 of the indemnity holdback in settlement of an indemnity claim and $900,000 of contingent earn-out consideration as iCentera would not achieve the revenue milestones as of July 6, 2012. As a result, the Company recorded a total of approximately $1.8 million of acquisition-related contingent consideration in the accompanying condensed consolidated statements of comprehensive loss during the quarter ended June 30, 2012. The indemnity holdback remaining balance of $437,000 was recorded within accrued expenses at June 30, 2012.

On September 8, 2011 we acquired Rapid Intake, Inc. subject to a $400,000 indemnity holdback, and $500,000 in earn-out related contingent consideration.  The $400,000 indemnity holdback is to be paid one year from the date of closing of the acquisition, subject to any reduction for indemnity claims.  The earn-out contingent consideration of $500,000 is contingent on Rapid Intake achieving certain revenue milestones and is to be paid one year from the date of closing of the acquisition.  The $400,000 indemnity holdback and estimated fair value of the earn-out contingent consideration of $450,000 were recorded within accrued expenses at June 30, 2012 and December 31, 2011.

On October 3, 2011 we acquired Webcom subject to a $1.6 million indemnity holdback and $1.8 million in earn-out related contingent consideration.  The $1.6 million indemnity holdback is to be paid one year from the date of closing of the acquisition, subject to any reduction for indemnity claims.  The earn-out contingent consideration of $1.8 million is contingent on Webcom achieving certain revenue milestones and is to be paid one year from the date of closing of the acquisition. The $1.6 million indemnity holdback and estimated fair value of the earn-out contingent consideration of $1.6 million were recorded within accrued expenses at June 30, 2012 and December 31, 2011.

On January 3, 2012 we acquired Leadformix subject to a $1.5 million indemnity holdback. The $1.5 million indemnity holdback is to be paid one year from the date of closing, subject to any reduction for indemnity claims. The $1.5 million indemnity holdback was recorded within accrued expenses at June 30, 2012.

On May 4, 2012, we acquired 6FigureJobs subject to a $275,000  indemnity holdback. The $275,000 indemnity holdback is to be paid one year from the date of closing, subject to any reduction for indemnity claims. The $275,000 indemnity holdback was recorded within accrued expenses at June 30, 2012.

We have purchase commitments ending in 2014 with vendors totaling $1.3 million, primarily relating to software and database technology used in the operations of our On-Demand products in various data centers and other license purchases.

We have other commitments ending in less than a year with various vendors totaling $1.6 million, primarily for software and database technology used in the operations of our On-Demand products in various data centers.

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

The following table summarizes revenues for the three and six months ended June 30, 2012 and 2011 by geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Americas	$19,153	$16,547	$37,971	$32,823
EMEA	3,303	2,534	5,435	5,572
Asia Pacific	1,325	1,274	2,388	1,771

	$23,781	$20,355	$45,794	$40,166

Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

During the three and six months ended June 30, 2012 and 2011, no customer accounted for more than 10% of our total revenues.

10.       Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the conversion of the convertible notes, the exercise of outstanding common stock options, the release of restricted stock, and purchases of employee stock purchase plan (ESPP) shares to the extent these shares are dilutive. For the three and six months ended June 30, 2012 and 2011, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.

Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Restricted stock	3,868	3,940	3,832	3,571
Stock options	3,190	4,649	3,536	4,943
ESPP	88	79	136	69
Convertible notes	7,680	4,475	7,680	2,250

Total	14,826	13,143	15,184	10,833

The weighted average exercise price of stock options excluded for the three and six months ended June 30, 2012 was $3.71 and $4.05, respectively. The weighted average exercise price of stock options excluded for the three and six months ended June 30, 2011 was $3.71 and $3.75, respectively.

The conversion price of our Convertible note is $7.71. Please refer to Note 7 for details.

11.       Stock-based Compensation

Expense Summary

The table below sets forth a summary of stock-based compensation expenses for the three and six months ended June 30, 2012 and 2011 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Stock-based compensation:
Options	$403	$410	$570	$705
Restricted Stock Units	3,749	3,178	6,609	5,239
ESPP	141	90	316	96
Actek Acquisition Compensation	—	—	—	43

Total stock-based compensation	$4,293	$3,678	$7,495	$6,082

As of June 30, 2012, there was $1.0 million, $21.8 million and $0.3 million of total unrecognized compensation expense related to stock options, restricted stock units and the ESPP, respectively. The expenses related to stock options, restricted stock units and ESPP are expected to be recognized over a weighted average period of 2.12 years, 1.71 years and 0.4 years, respectively.

The table below sets forth the functional classification of stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Stock-based compensation:
Cost of recurring revenues	$383	$1,037	$929	$1,791
Cost of services and other revenues	573	362	1,050	685
Sales and marketing	1,165	452	1,940	820
Research and development	485	363	899	724
General and administrative	1,687	1,464	2,677	2,062

Total stock-based compensation	$4,293	$3,678	$7,495	$6,082

Determination of Fair Value

The fair value of each restricted stock unit is estimated based on the market value of the Company’s stock on the date of grant. The fair value of each stock option is estimated on the date of grant and the fair value of each ESPP share is estimated on the beginning date of the offering period using the Black-Scholes-Merton valuation model and the assumptions noted in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Stock Option Plans
Expected life (in years)	5.0 to 6.0	2.5	5.0 to 6.0	2.5 to 3.5
Risk-free interest rate	0.72% to 0.92%	0.50%	0.72% to 1.33%	0.05% to 1.12%
Volatility	60% to 65%	60%	60% to 65%	60% to 68%
Dividend Yield	—	—	—	—

Employee Stock Purchase Plan
Expected life (in years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.07% to 0.29%	0.16% to 0.29%	0.07% to 0.29%	0.16% to 0.29%
Volatility	39% to 58%	39%	39% to 58%	39%
Dividend Yield	—	—	—	—

12.       Related Party Transactions

In January 2010, Callidus entered into an operating lease agreement with K.L. Properties LLC, whom a senior member of Callidus’ management was the President of, for its office space. The Company incurred rent expense for the office space owned by K.L. Properties of approximately $39,000 for the three and six months ended June 30, 2012. The Company incurred rent expense of approximately $39,000 and $78,000 for the three and six months ended June 30, 2011.  This lease was assumed as part of the Actek acquisition and was determined to be a below market or favorable lease as of the acquisition date.  The senior member of Callidus’ management left the Company on April 6, 2012.

Webcom, one of the Company’s wholly-owned subsidiary, uses the services of a third party vendor to perform product modeling and maintenance of certain equipment. The third party vendor is owned by a relative of Webcom’s senior management. For the three and six months ended June 30, 2012, Callidus paid $19,000 and $48,000 respectively, to this vendor.

13.      Subsequent Events

On July 19, 2012, Versata Software, Inc. and Versata Development Group, Inc. filed suit against Callidus Software Inc. in the United States District Court for the District of Delaware. The suit asserted that Callidus infringed U.S. Patent Nos. 7,904,326; 7,908,304 and 7,958,024. The Company believes that the claims are without merit and intends to vigorously defend against these claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for 2011 and with the unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q . This section of the Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, prospects, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature.  These forward-looking statements include, but are not limited to, statements concerning the following: levels of recurring revenues, changes in and expectations with respect to revenues and gross margins, future operating expense levels, the impact of quarterly fluctuations of revenue and operating results, staffing and expense levels and the impact of foreign exchange rate and interest rate fluctuations.  As and when made, management believes that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Many of these trends and uncertainties are described in “Risk Factors” set forth in our Annual Report on Form 10-K for 2011 and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview of the Results for the Three Months Ended June 30, 2012

We are a market and technology leader in cloud-based solutions for sales effectiveness, sold to companies of every size throughout the world. Companies use sales effectiveness solutions to optimize investments in sales planning and performance, specifically in the areas of sales and channel quota, coverage, incentive management, and coaching and training. Callidus solutions enable businesses to achieve new insights into the principal levers that drive salesforce performance so they can repeat sales successes for more sustainable, predictable sales growth. Sales effectiveness programs are key vehicles in aligning sales and channel partner goals with top business objectives.

At the end of 2011, we adopted a new brand identity, “CallidusCloud,” to more accurately reflect our cloud-based solutions and technology roadmap. We are currently doing business as “CallidusCloud.”

The CallidusCloud solution suite helps businesses drive sales productivity across every stage of the sales talent lifecycle, from making the right sales hire, to making it easier to sell, to motivating sales execution with targeted incentives and rewards, to building a knowledge-based work culture with high frequency coaching and development. The CallidusCloud platform is composed of the Hiring Cloud, the Marketing Cloud, the Selling Cloud, and the Learning Cloud.

Our solution suite has undergone a dramatic expansion in the past year with the acquisition of ForceLogix (sales coaching), Salesforce Assessments (sales hire testing), iCentera (sales enablement), Litmos (learning), Rapid Intake (content authoring), Webcom (configure-price-quote, or CPQ), Leadformix (marketing automation and sales enablement), and 6FigureJobs (job advertisements, recruitment media services and other career-related services) as well as the successful launch of the Monaco Summer 2011 release and Sales Selector, an online sales recruiting solution that brings together video interviewing with online temperament assessments. For every company, regardless of size, geography or vertical, there is now one or more CallidusCloud solutions that enable them to drive productivity in their sales organization.

While we offer our customers a range of purchasing and deployment options, from on-demand subscription to on-premise term license, our business and revenue model is focused on recurring revenue. Recurring revenues consist of Software-as-a-Service (SaaS) revenues and recurring maintenance revenues. SaaS revenues are primarily made up of on-demand hosting revenues, sales operation services and term license revenue.

SaaS Revenue Growth and Customer Expansion

SaaS revenue growth continued to drive the growth in recurring revenues as well as the growth in total revenues for the three months ended June 30, 2012. SaaS revenues grew to a record $14.0 million for the quarter ended June 30, 2012 representing a 30% increase over the same period in 2011 and an increase of $1.2 million or 10% over the three months ended March 31, 2012. The increase in SaaS revenues reflects $0.7 million in revenue generated from a customer acceptance during the period. Total recurring revenues for the three months ended June 30, 2012 grew by 17% over the same period in 2011, and an increase of $1.1 million or 7%

over the three months ended March 31, 2012, reflecting the strong growth in SaaS revenues offset by an expected decline in recurring maintenance revenues. Recurring revenues continue to account for over 75% of our total revenues and we expect this trend to continue going forward. Total revenues for the three months ended June 30, 2012 were $23.8 million, up $3.4 million, or 17%, from the same period in 2011.

During the second quarter of 2012, we continued to add subscription based customers at a record rate, adding 147 new customers to the business. Our core SaaS customer retention rates on a dollar and customer count basis remained strong, at the 90% level. This rate is down slightly from the prior quarter as we experienced some unexpected customer attrition. We believe our high retention rates are also an indication to the quality of service we provide and the quality of our customer base.

Margin Improvement

Recurring gross margins for the quarter ended June 30, 2012 were $10.1 million or 56% of revenue. This is an increase of $3.3 million or 49% over the same period last year. The increase in recurring gross margin is also reflected in the 41% increase in total gross margin to 47% over the same period. These increases reflect our continued efforts to drive margin improvement in our SaaS operations. Over the past year and continuing into this year, we have taken several steps to increase recurring gross margins. These steps include the transfer of hosting operation services from an external provider to an in-house team, the addition of new products, both acquired and developed internally, that have a lower cost to operate and the optimization of our on-demand infrastructure that continuously take place throughout this year.

Other Business Highlights

•                  On January 3, 2012 we acquired LeadFormix, a leader in next-generation marketing automation and sales enablement.

•                  On May 4, 2012, we acquired 6FigureJobs. 6FigureJobs provides placement of job advertisements, recruitment media services and other career-related services.

•                  Refer to Note 3 of our notes to condensed consolidated financial statements for further information regarding the 2012 acquisitions.

Challenges and Risks

In response to market demand, over the past few years we have shifted our primary business focus from providing perpetual software licenses to providing on-demand software as a service. Toward the end of 2009 we also began offering our on-premise products under term license arrangements. We believe that these offerings better addresses the needs of our customers, and at the same time, provides more predictable revenue streams. We expect perpetual license revenues to further decrease in the future as customers convert to our on-demand service.

While we have a number of sales opportunities in process and additional opportunities coming from our sales pipeline, we continue to experience wide variances in the timing and size of our transactions. We believe one of our major challenges continues to be increasing prospective customers’ prioritization of purchasing our solutions over competing projects. As part of our effort to address this challenge, we have set goals that include expanding our sales efforts, promoting our on-demand services and continuing to develop new products and enhancements to our suite of products. Since the beginning of 2011, in order to expand our product offerings and customer base we completed eight acquisitions.  In addition, in 2012 we have invested and expect to continue to invest, in the expansion of our salesforce to better exploit the opportunities presented by our solutions.  These investments have adversely affected our current operating results and will continue to affect our operating results in the near term as we invest ahead of anticipated growth.  Our long term success will depend in part on our ability to realize return on these investments through increased revenue.

In addition to these risks, our future operating performance is subject to the risks and uncertainties described in “Risk Factors” in Item 1A of our 2011 Form 10-K.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts and service remediation reserve, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment, contingent consideration and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. There were no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2012 as compared to the critical accounting policies and estimates disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

We did not adopt any new accounting pronouncements during the quarter ended June 30, 2012.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

Revenues, Cost of Revenues and Gross Profit

The table below sets forth the changes in revenues, cost of revenues and gross profit for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011 (in thousands, except for percentage data):

	Three		Three
	Months		Months
	Ended	Percentage	Ended	Percentage
	June 30,	of Total	June 30,	of Total	Increase	Percentage
	2012	Revenues	2011	Revenues	(Decrease)	Change

Revenues:
Recurring	$18,027	76%	$15,350	75%	$2,677	17%
Services and other	5,754	24%	5,005	25%	749	15%

Total revenues	$23,781	100%	$20,355	100%	$3,426	17%

Cost of revenues:
Recurring	$7,902	44%	$8,537	56%	$(635)	(7)%
Services and other	4,815	84%	3,978	79%	837	21%

Total cost of revenues	$12,717	53%	$12,515	61%	$202	2%

Gross profit:
Recurring	$10,125	56%	$6,813	44%	$3,312	49%
Services and other	939	16%	1,027	21%	(88)	(9)%

Total gross profit	$11,064	47%	$7,840	39%	$3,224	41%

	Six		Six
	Months		Months
	Ended	Percentage	Ended	Percentage
	June 30,	of Total	June 30,	of Total	Increase	Percentage
	2012	Revenues	2011	Revenues	(Decrease)	Change

Revenues:
Recurring	$34,913	76%	$30,052	75%	$4,861	16%
Services and other	10,881	24%	10,114	25%	767	8%

Total revenues	$45,794	100%	$40,166	100%	$5,628	14%

Cost of revenues:
Recurring	$15,460	44%	$16,497	55%	$(1,037)	(6)%
Services and other	9,213	85%	8,015	79%	1,198	15%

Total cost of revenues	$24,673	54%	$24,512	61%	$161	1%

Gross profit:
Recurring	$19,453	56%	$13,555	45%	$5,898	44%
Services and other	1,668	15%	2,099	21%	(431)	(21)%

Total gross profit	$21,121	46%	$15,654	39%	$5,467	35%

Total Revenues.  Total revenues for the three months ended June 30, 2012 were $23.8 million, an increase of 17% compared to the same period in 2011. Total revenues for the six months ended June 30, 2012 were $45.8 million, an increase of 14% compared to the same period in 2011. The increases were primarily due to higher volume of recurring revenue generated by our SaaS business.

Recurring Revenues.  Recurring revenues, which consists of SaaS revenues and maintenance revenues, increased by $2.7 million, or 17% in the three months ended June 30, 2012, compared to the same period in 2011. Recurring revenues increased by $4.9 million, or 16% in the six months ended June 30, 2012, compared to the same period in 2011.  The increases were primarily attributable to growth in our SaaS revenues which increased by 30% in the three months ended June 30, 2012 and 29% in the six months ended June 30, 2012, compared to the same periods in 2011.  SaaS revenue growth is mainly driven by an increase in new business, revenues from our acquired subsidiaries contributing to the increase in new business and revenues generated from customers going live during the period. Our increasing investment in sales heads this year also impacted the revenue growth. The increases in total recurring revenues were partially offset by maintenance revenues associated with perpetual license which decreased by $0.6 million or 13% in the three months ended June 30, 2012 and $1.2 million or 13% in the six months ended June 30, 2012, compared to the same periods in 2011. The decreases were primarily driven by customers converting from on-premise license to on-demand subscription service.

Services and Other Revenues.  Services and other revenues, which consist of integration and configuration services, training and perpetual licenses, increased by $0.7 million or 15% in the three months ended June 30, 2012 and $0.8 million or 8% in the six months ended June 30, 2012, compared to the same periods in 2011. The increases were primarily due to an increase in revenue generated from integration and configuration services of $1.0 million or 28% in the three months ended June 30, 2012 and $1.4 million or 17% in the six months ended June 30, 2012, compared to the same periods in 2011, primarily related to additional services revenue from our recently acquired businesses, Webcom CPQ and Rapid Intake.  The increases were partially offset by a reduction in perpetual license revenues by $0.3 million or 41% in the three months ended June 30, 2012 and $0.5 million or 33% in the six months ended June 30, 2012, compared to the same periods in 2011. We expect our perpetual license revenue to continue to fluctuate from period to period as our primary business focus has shifted to our recurring revenue model.

Cost of Revenues and Gross Profit

Cost of Recurring Revenues.  Cost of recurring revenues decreased by $0.6 million or 7%, in the three months ended June 30, 2012 and $1.0 million or 6%, compared to the same periods in 2011. The decrease was primarily due to lower third-party data center costs of $0.6 million in the three months ended June 30, 2012 and $1.2 million in the six months ended June 30, 2012 and lower professional fees of $0.1 million in the three months ended June 30, 2012 and $0.3 million in the six months ended June 30, 2012, which was partially offset by increases in personnel-related costs of $0.3 million in the three months ended June 30, 2012 and $0.7 million in the six months ended June 30, 2012.  Our third-party data center costs decreased as we transitioned certain functions from external to internal resources. Our professional fees decreased due to a reduction in the number of contractors used to support certain customers. Our personnel-related costs increased due to increased headcount from our 2011 and 2012 acquisitions and new hires in our core business.

Cost of Services and Other Revenues.  Cost of services and other revenues increased by $0.8 million or 21% in the three months ended June 30, 2012 and $1.1 million or 15% in the six months ended June 30, 2012, compared to the same periods in 2011. The increases were primarily due to higher personnel-related costs, including stock-based compensation.  Personnel-related costs increased by $0.2 million in the three months ended June 30, 2012 and $0.6 million in the six months ended June 30, 2012 primarily due to increased headcount as a result of the 2011 and 2012 acquisitions and new hires in our core business. The increase was also driven by an increase in stock-based compensation expense of $0.2 million in the three months ended June 30, 2012 and $0.4 for the six months ended June 30, 2012 from new hire, merit and retention stock grants, and an increase in professional fees of $0.2 million in the three months ended June 30, 2012.

Gross Profit.  Overall gross margin was 47% for the three months ended June 30, 2012, compared to 39% during the same period in 2011. Overall gross margin was 46% for the six months ended June 30, 2012, compared to 39% during the same period in 2011.  Our gross margins improved substantially as a result of higher recurring revenues which were driven by a 30% increase in SaaS revenues for the three months ended June 30, 2012 and 29% for the six months ended June 30, 2012, compared to the same periods in 2011.  Gross margins also benefited from lower third-party data center costs, which ended during the third quarter of 2011 as we transitioned certain functions to internal resources for our SaaS offerings.

Our recurring revenue gross margin increased to 56% for the three months ended June 30, 2012, from 44% in the same period in 2011. Recurring revenue gross margin increased to 56% for the six months ended June 30, 2012, from 45% in the same period in 2011.  The increases in recurring revenue gross margin were primarily the result of higher SaaS revenues and lower third-party data center costs.

Services and other revenue gross margin was 16% for the three months ended June 30, 2012, a decrease from 21% in the same period of 2011. Services and other revenue gross margin was 15% for the six months ended June 30, 2012, a decrease from 21% in the same period of 2011. The decrease in gross margin was primarily due to increased personnel-related costs. Overall gross margin was minimally impacted by services and other revenues, as increases in services revenues were partially offset by decreases in perpetual license revenues.

Operating Expenses

The table below sets forth the changes in operating expenses for the three and six months ended June 30, 2012, compared to the periods ended June 30, 2011 (in thousands, except percentage data):

	Three		Three
	Months		Months
	Ended	Percentage	Ended	Percentage
	June 30,	of Total	June 30,	of Total	Increase	Percentage
	2012	Revenues	2011	Revenues	(Decrease)	Change

Operating expenses:
Sales and marketing	$8,285	35%	$4,856	24%	$3,429	71%
Research and development	4,067	17%	2,756	14%	1,311	48%
General and administrative	4,849	20%	4,353	21%	496	11%
Acquisition-related contingent consideration	(1,837)	(8)%	—	—%	(1,837)
Restructuring	172	1%	(2)	—%	174	(8,677)%

Total operating expenses	$15,536	65%	$11,963	59%	$3,573	30%

	Six		Six
	Months		Months
	Ended	Percentage	Ended	Percentage
	June 30,	of Total	June 30,	of Total	Increase	Percentage
	2012	Revenues	2011	Revenues	(Decrease)	Change

Operating expenses:
Sales and marketing	$15,196	33%	$9,050	23%	$6,146	68%
Research and development	8,076	18%	5,270	13%	2,806	53%
General and administrative	9,854	22%	7,827	19%	2,027	26%
Acquisition-related contingent consideration	(1,837)	(4)%	—	—%	(1,837)
Restructuring	614	1%	37	—%	577	1,558%

Total operating expenses	$31,903	70%	$22,184	55%	$9,719	44%

Sales and Marketing.  Sales and marketing expenses increased by $3.4 million or 71%, in the three months ended June 30, 2012 and $6.1 million or 68% in the six months ended June 30, 2012, compared to the same periods in 2011. The increases were primarily driven by the increase in personnel-related costs, stock-based compensation, marketing events and programs, and professional fees.  The increase in personnel-related costs of $1.8 million in the three months ended June 30, 2012 and $3.5 million in the six months ended June 30, 2012 was due to increased headcount from our 2011 and 2012 acquisitions as well as our continued recruitment of additional sales personnel in our core business in 2012. The increase in stock-based compensation of $0.7 million in the three months ended June 30, 2012 and $1.1 million in the six months ended June 30, 2012 was mainly due to new hire, merit and retention stock grants.  The increase in marketing events and programs of $0.6 million in the three months ended June 30, 2012 and $0.8 million in the six months ended June 30, 2012 was related to new product offerings of Callidus as well as the costs associated with conducting our annual C3 customer conference which was not held in 2011.  Professional fees increased by $0.2 million in the three months and six months ended June 30, 2012 as compared to the same periods in 2011. We expect sales and marketing expenses to continue to increase in both absolute amount and as a percentage of revenue as we continue to recruit additional sales personnel for the remainder of the year.

Research and Development.  Research and development expenses increased by $1.3 million or 48% for the three months ended June 30, 2012 and $2.8 million or 53% for the six months ended June 30, 2012, compared to the same periods in 2011. The increases were primarily due to increased personnel-related expenses of $1.0 million in the three months ended June 30, 2012 and $2.1 million in the six months ended June 30, 2012, due to increased headcount from our 2011 and 2012 acquisitions. Professional fees also increased by $0.2 million in the six months ended June 30, 2012, due to the cost associated with the migration to a new reporting technology. Stock-based compensation expense also increased by $0.1 million in the three months ended June 30, 2012 and $0.2 million in the six months ended June 30, 2012, as a result of retention, merit and new hire grants.

General and Administrative.  General and administrative expenses increased by $0.5 million or 11% during the three months ended June 30, 2012 and $2.0 million or 26% during the six months ended June 30, 2012, compared to the same periods in 2011. The increases were primarily due to the increase in stock-based compensation expense, professional fees, personnel-related costs, and acquisition costs. Stock-based compensation expense increased by $0.2 million for the three months ended June 30, 2012 and $0.6 million for the six months ended June 30, 2012, as a result of retention, merit and new hire grants.  Professional fees increased by $0.2 million for the three months ended June 30, 2012 and $0.5 million for the six months ended June 30, 2012, primarily driven by the increase in legal expenses and regulatory filing costs. Personnel-related costs increased by $0.2 million for the three months ended June 30, 2012 and $0.3 million for the six months ended June 30, 2012 due to increased headcount. Acquisition costs increased by $0.3 million for the six months ended June 30, 2012 as compared to the same period in 2011.

Acquisition-related Contingent Consideration.  Acquisition-related contingent consideration for the three and six months ended June 30, 2012 of $1.8 million pertained to the reversal of certain purchase consideration recorded for the iCentera acquisition as a result of a reduction in iCentera indemnity holdback of $937,000 and the release of the related accrual for earn-out contingent consideration of $900,000, as these amounts will not be paid to the former owner of iCentera. Refer to Note 8 of the notes to our condensed consolidated financial statements for more details.

Restructuring.  Restructuring expenses increased by $0.2 million during the three months ended June 30, 2012 and $0.6 million for the six months ended June 30, 2012, compared to the same periods in 2011 as we centralized certain company functions to our headquarters in Pleasanton, and outsourced certain IT functions.

Stock-Based Compensation

The following table sets forth a summary of our stock-based compensation expenses for the three months ended June 30, 2012, compared to the three months ended June 30, 2011 (in thousands, except percentage data):

	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,	Increase	Percentage
	2012	2011	(Decrease)	Change

Stock-based compensation:
Cost of recurring revenues	$383	$1,037	$(654)	(63)%
Cost of services revenues	573	362	211	58%
Sales and marketing	1,165	452	713	158%
Research and development	485	363	122	34%
General and administrative	1,687	1,464	223	15%

Total stock-based compensation	$4,293	$3,678	$615	17%

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,	Increase	Percentage
	2012	2011	(Decrease)	Change

Stock-based compensation:
Cost of recurring revenues	$929	$1,791	$(862)	(48)%
Cost of services revenues	1,050	685	365	53%
Sales and marketing	1,940	820	1,120	137%
Research and development	899	724	175	24%
General and administrative	2,677	2,062	615	30%

Total stock-based compensation	$7,495	$6,082	$1,413	23%

Total stock-based compensation expenses increased $0.6 million, or 17%, during the three months ended June 30, 2012 and $1.4 million or 23% during the six months ended June 30, 2012, compared to the same periods in 2011. The increases in stock-based compensation were primarily due to increased granting of restricted stock units, an increase in our stock price which resulted in a higher fair value per share, and additional stock grants given to employees of acquired companies. The increase in granting of restricted stock units was to retain employees as well as incentivize new hires.

Other Items

The table below sets forth the changes in other items for the three and six months ended June 30, 2012, compared to the periods ending June 30, 2011 (in thousands, except percentage data):

	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,	Increase	Percentage
	2012	2011	(Decrease)	Change

Interest income and other income (expense), net	$(79)	$12	$(91)	(759)%
Interest expense	(865)	(503)	(362)	72%

	$(944)	$(491)	$(453)	92%

Provision for income taxes	$17	119	102	86%

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,	Increase	Percentage
	2012	2011	(Decrease)	Change

Interest income and other income (expense), net	$(5)	$126	$(131)	(104)%
Interest expense	(1,734)	(568)	(1,166)	205%

	$(1,739)	$(442)	$(1,297)	293%

(Benefit) provision for income taxes	$(105)	199	(304)	(153)%

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net decreased during the three and six months ended June 30, 2012 compared to the same periods in 2011. The decrease was primarily driven by higher foreign currency transaction losses in the three months and six months ended June 30, 2012, compared to the same periods in 2011.

Interest Expense

Interest expense increased by $0.4 million in the three months ended June 30, 2012 and $1.2 million for the six months ended June 30, 2012, compared to the same periods in 2011. The increase was primarily due to interest expense and amortization of debt issuance costs related to the issuance of our convertible debt in May 2011.  Interest expense increased by $0.3 million in the three months ended June 30, 2012 and $1.0 million in the six months ended June 30, 2012, compared to the same periods in 2011.  Amortization of debt issuance costs increased by $0.1 million in the three months ended June 30, 2012 and $0.2 million in the six months ended June 30, 2012, compared to the same periods in 2011. Refer to Note 7 of the notes to our condensed consolidated financial statements for more details on our convertible debt.

Provision (Benefit) for Income Taxes

The provision for income taxes decreased by $0.1 million in the three months ended June 30, 2012 primarily due to a decrease in withholding taxes in the current quarter as compared to the same period in 2011. The provision for income taxes decreased by $0.3 million in the six months ended June 30, 2012 primarily due to the recognition of deferred tax liabilities related to the intangible assets acquired from Leadformix and the associated release of valuation allowance of $0.3 million.

Liquidity and Capital Resources

As of June 30, 2012, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $31.5 million, as well as accounts receivable of $28.7 million.

The Company has not provided for federal income taxes on all of the non-U.S. subsidiaries’ undistributed earnings as of June 30, 2012, because such earnings are intended to be indefinitely reinvested.  The residual U.S. tax liability, if such amounts were remitted, would be nominal.

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2012	2011

Net cash provided by (used in) operating activities	$(8,252)	$1,558
Net cash used in investing activities	$(4,340)	$(31,476)
Net cash provided by financing activities	$1,126	$65,573

Cash Flows During the Six Months Ended June 30, 2012 and 2011

In the six months ended June 30, 2012, cash and cash equivalents decreased by approximately $11.5 million primarily due to $8.3 million of cash used in our operating activities and $4.3 million of cash used in our investing activities, partially offset by $1.1 million of cash provided by our financing activities.

Operating Activities

In the six months ended June 30, 2012, net cash used in operating activities was $8.3 million, $9.8 million higher compared to net cash provided by our operating activities of $1.6 million in the same period in 2011. The change was primarily driven by a higher net loss adjusted for certain non-cash items including stock-based compensation expense, depreciation and amortization expense, acquisition-related contingent consideration and net changes in our working capital. Net loss for the six months ended June 30, 2012 was $5.2 million higher compared to net loss for the six months ended June 30, 2011. Stock-based compensation expense for the six months ended June 30, 2012 was $1.5 million higher compared to the same period in 2011. Depreciation and amortization expense for the six months ended June 30, 2012 was $1.1 million higher compared to the same period in 2011. We have an acquisition-related contingent consideration of $1.8 million for the six months ended June 30, 2012 and none in 2011. Net changes in our working capital for the six months ended June 30, 2012 was $5.9 million, which is $5.3 million higher than net changes in our working capital for the six months ended June 30, 2011 of $0.6 million. The significant changes in our working capital for the six months ended June 30, 2012 as compared to the same period in 2011 were as follows:

•                  $6.7 million increase in accounts receivable for the six months ended June 30, 2012 as compared to $1.6 million decrease for the same period in 2011, due to timing of billings and collections;

•                  $0.6 million increase in prepayments and other current assets for the six months ended June 30, 2012 as compared to $2.1 million decrease for the same period in 2011, due to the timing of payments;

•                  $0.5 million decrease in other assets for the six months ended June 30, 2012 as compared to $3.2 million increase for the same period in 2011, due to the timing of payments;

•                  $0.4 million decrease in accounts payable and accrued liabilities for the six months ended June 30, 2012 and 2011, due to the timing of purchases and payments; and

•                  $1.3 million increase in deferred revenue for the six months ended June 30, 2012 as compared to $0.8 million decrease for the same period in 2011, due to timing of billings and revenue recognition.

Investing Activities

In the six months ended June 30, 2012, net cash used in investing activities was $4.3 million compared to $31.5 million in the same period of 2011. The net cash used in our investing activities in 2012 was primarily related to $9.6 million net inflows from sales or maturities and purchases of investments, $7.7 million outflows for our acquisitions, $4.5 million outflows for payments for intangible assets and $1.7 million outflows for equipment expenditures. The net cash used in our investing activities in 2011 was primarily related to $23.5 million net outflows from sales or maturities and purchases of investments, $5.9 million outflows for our acquisitions, $1.1 million outflows for payments for intangible assets and $1.0 million outflows for equipment expenditures.

Financing Activities

In the six months ended, June 30, 2012, net cash provided by financing activities was $1.1 million compared to $65.6 million in the same period in 2011. The net cash we received in our financing activities in 2012 was primarily due to net receipt of proceeds of $4.3 million in connection with option exercises and ESPP purchases, partially offset by the repurchase of our common stock from employees of $1.8 million related to statutory income tax withholdings paid on vested restricted stock awards in lieu of issuing shares of stock, payment of $0.7 million consideration in connection with our acquisitions, and principal payments in connection with our capital leases of $0.6 million. The net cash we received in our financing activities in 2011 was primarily due to net cash received from the issuance of convertible debt, net of issuance costs of $77.4 million, and net receipt of proceeds of $4.5 million in connection with option exercises and ESPP purchases, partially offset by the repurchase of our common stock of $14.4 million, repurchase of our common stock from employees of $0.7 million related to statutory income tax withholdings paid on vested restricted stock awards in lieu of issuing shares of stock, principal payments in connection with our capital leases of $0.6 million, and payment of $0.6 million consideration in connection with our acquisitions.

Contractual Obligations and Commitments

Refer to Note 8 of our notes to condensed consolidated financial statements for further information. For information on existing unconditional purchase commitments, please refer to the 2011 Form 10-K.

Off-Balance Sheet Arrangements

With the exception of the above contractual obligations, we have no material off-balance sheet arrangements that have not been recorded in our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is also a result of fluctuations in interest rates and foreign exchange rates.

We do not hold or issue financial instruments for trading purposes and we invest in investment grade securities. We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our investment portfolios, which is approved by the Audit Committee of our Board of Directors. The guidelines also establish credit quality standards, limits on exposure to any one security issue or issuer, and limits on exposure to the type of instrument.

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

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future as a result of changes in interest rates. At June 30, 2012, the average maturity of our investments was approximately 13.0 months, and all investment securities had maturities of less than 24 months. The following table presents certain information about our financial instruments at June 30, 2012 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity		Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value

Available-for-sale securities	$11,899	$13,713	$25,617	$25,613
Weighted average interest rate	0.52%	0.44%

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments.

In May 2011, we issued $80.5 million aggregate principal amount of convertible notes due in 2016. Our convertible notes have a fixed annual interest rate of 4.75% and therefore, we do not have economic interest rate exposure on the convertible notes. In August 2011, the Company completed the repurchase of $21.0 million aggregate principal amount of its convertible notes for cash of approximately $19.2 million through privately negotiated transactions, including fees of $105,000. As of June 30, 2012, $59.5 million aggregate principal amount of the convertible notes remain outstanding. For further information, please refer to Note 7 of our condensed consolidated financial statements.

Foreign Currency Risk. Our revenues and expenses, except those related to our non-U.S. operations, are generally denominated in U.S. dollar. For the three months and six months ended June 30, 2012, approximately 19% and 17%, respectively, of our total revenues were denominated in foreign currencies. For the three months and six months ended June 30, 2011, approximately 14% and 15%, respectively, of our total revenues were denominated in foreign currencies. At June 30, 2012 and 2011, approximately 20% and 23%, respectively, of our total accounts receivable were denominated in foreign currencies.  Our exchange risks and foreign exchange losses have been minimal to date. We expect to continue to transact a majority of our business in U.S. dollar.

Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency transactions. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

As of June 30, 2012, we had no outstanding foreign currency forward exchange contracts.

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

In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 19, 2012, Versata Software, Inc. and Versata Development Group, Inc. filed suit against Callidus Software Inc. in the United States District Court for the District of Delaware. The suit asserted that Callidus infringed U.S. Patent Nos. 7,904,326; 7,908,304 and 7,958,024. The Company believes that the claims are without merit and intends to vigorously defend against these claims. Refer to Note 8 of the notes to our condensed consolidated financial statements for more details.

We are, from time to time, a party to other various litigation matters incidental to the conduct of our business, none of which, at the present time, is likely to have a material adverse effect on our future financial results.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.  You should carefully consider the factors discussed in the foregoing reports, which are incorporated herein by reference. These risks are not the only risks facing us and could affect our business, financial condition and operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and operating results.

Factors That Could Affect Future Results

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Because of the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2012.

CALLIDUS SOFTWARE INC.

By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer,
Senior Vice President, Finance and Operations

EXHIBIT INDEX

TO

CALLIDUS SOFTWARE INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

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
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements