Form 10-Q
period 2012-09-30
CALLIDUS SOFTWARE INC
filed 2012-11-07
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 36,189,423 shares of the registrant’s common stock, par value $0.001, outstanding on November 1, 2012, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$6,697	$17,383
Short-term investments	19,856	35,406
Accounts receivable, net of allowances of $216 and $235 at September 30, 2012 and December 31, 2011, respectively	29,489	21,778
Deferred income taxes	110	110
Prepaid and other current assets	7,707	5,831
Total current assets	63,859	80,508

Property and equipment, net	9,827	6,772
Goodwill	31,213	24,416
Intangible assets, net	22,362	17,769
Deferred income taxes, noncurrent	206	206
Deposits and other assets	3,212	3,936
Total assets	$130,679	$133,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,025	$3,515
Accrued payroll and related expenses	4,011	4,278
Accrued expenses	12,117	12,272
Deferred income taxes	596	596
Deferred revenue	32,794	30,211
Capital lease obligations	1,107	1,196
Total current liabilities	55,650	52,068

Deferred revenue, noncurrent	3,450	4,257
Deferred income taxes, noncurrent	308	197
Other liabilities	1,881	2,413
Capital lease obligations, noncurrent	128	915
Convertible notes	59,215	59,215
Total liabilities	120,632	119,065
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 38,130 and 35,198 shares issued and 35,791 and 32,859 shares outstanding at September 30, 2012 and December 31, 2011, respectively	34	33
Additional paid-in capital	252,857	238,798
Treasury stock; 2,339 shares at September 30, 2012 and December 31, 2011	(14,430)	(14,430)
Accumulated other comprehensive income	282	189
Accumulated deficit	(228,696)	(210,048)
Total stockholders’ equity	10,047	14,542
Total liabilities and stockholders’ equity	$130,679	$133,607

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Recurring	$17,533	$16,015	$52,446	$46,067
Services and other	6,393	5,044	17,274	15,158
Total revenues	23,926	21,059	69,720	61,225
Cost of revenues:
Recurring	6,989	8,363	22,449	24,860
Services and other	5,079	3,937	14,292	11,952
Total cost of revenues	12,068	12,300	36,741	36,812
Gross profit	11,858	8,759	32,979	24,413

Operating expenses:
Sales and marketing	8,322	5,253	23,518	14,303
Research and development	3,947	3,145	12,023	8,416
General and administrative	4,785	4,673	14,639	12,500
Acquisition-related contingent consideration	50	—	(1,787)	—
Restructuring	(53)	99	561	136
Total operating expenses	17,051	13,170	48,954	35,355
Operating loss	(5,193)	(4,411)	(15,975)	(10,942)
Interest income and other income (expense), net	139	(467)	134	(341)
Interest expense	(860)	(1,075)	(2,594)	(1,642)
Gain on extinguishment of convertible notes	—	904	—	904
Loss before provision (benefit) for income taxes	(5,914)	(5,049)	(18,435)	(12,021)
Provision (benefit) for income taxes	444	(478)	213	(279)
Net loss	$(6,358)	$(4,571)	$(18,648)	$(11,742)

Net loss per share - basic and diluted
Net loss per share	$(0.18)	$(0.14)	$(0.53)	$(0.36)
Shares used in basic and diluted per share computation	35,853	32,327	35,070	32,826

Comprehensive loss
Net Loss	$(6,358)	$(4,571)	$(18,648)	$(11,742)
Unrealized gains on available-for-sale securities	22	217	35	192
Foreign currency translation adjustments	53	(34)	58	(8)
Comprehensive loss	$(6,283)	$(4,388)	$(18,555)	$(11,558)

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(18,648)	$(11,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,184	2,338
Amortization of intangible assets	3,818	2,284
Provision for doubtful accounts and service remediation reserves	188	88
Stock-based compensation	10,917	8,852
Stock-based compensation related to acquisition	—	42
Release of valuation allowance	(350)	—
Gain on disposal of property and equipment	(6)	—
Impairment of investments	—	375
Amortization of convertibles note issuance cost	402	217
Gain on extinguishment of convertible notes	—	(904)
Net amortization on investments	310	351
Acquisition-related contingent consideration	(1,787)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,627)	(593)
Prepaid and other current assets	(1,809)	1,594
Other assets	322	(2,923)
Accounts payable	(129)	(302)
Accrued expenses	741	(257)
Accrued payroll and related expenses	(267)	313
Accrued restructuring	37	(251)
Deferred revenue	1,635	(1,648)
Deferred income taxes	111	144
Net cash used in operating activities	(9,958)	(2,022)

Cash flows from investing activities:
Purchases of investments	(16,536)	(47,864)
Proceeds from maturities and sale of investments	31,811	22,595
Purchases of property and equipment	(4,927)	(1,827)
Proceeds from disposal of property and equipment	6	—
Purchases of intangible assets	(4,485)	(1,381)
Acquisitions, net of cash acquired	(7,721)	(12,237)
Net cash used in investing activities	(1,852)	(40,714)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,222	5,424
Repurchases of common stock	—	(14,430)
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(2,079)	(1,046)
Payment of consideration related to acquisitions	(1,160)	(1,175)
Proceeds from issuance of convertible notes, net of issuance costs	—	77,369
Repurchase of convertible notes	—	(19,188)
Repayment of debt assumed through acquisition	(30)	—
Payment of principal under capital leases	(887)	(896)
Net cash provided by financing activities	1,066	46,058
Effect of exchange rates on cash and cash equivalents	58	1
Net increase (decrease) in cash and cash equivalents	(10,686)	3,323
Cash and cash equivalents at beginning of period	17,383	12,830
Cash and cash equivalents at end of period	$6,697	$16,153

Supplemental disclosures of cash flow information:
Cash paid for interest on convertible debt	$2,110	$—
Cash paid for interest on capital leases	83	138

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation and Summary of Accounting Policies

All amounts included herein related to the condensed consolidated financial statements as of September 30, 2012 and the three and nine months ended September 30, 2012 and 2011 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements.

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

2.              Restructuring

Restructuring expenses primarily consist of costs associated with employee terminations and exit of excess facilities. These costs are recognized in accordance with the accounting guidance for exit activities and are presented as restructuring expenses. The Company had restructuring expense adjustment of $53,000 for the three months ended September 30, 2012 and incurred restructuring expenses of $561,000 for the nine months ended September 30, 2012.  The Company incurred restructuring expenses of $99,000 and $136,000 for the three and nine months ended September 30, 2011, respectively.

The following table sets forth a summary of accrued restructuring expenses for the nine months ended September 30, 2012 (in thousands):

	December 31,	Cash	Additions, net	September 30,
	2011	Payments	of Adjustments	2012

Severance and termination-related costs	$—	$(312)	$457	$145
Facilities related costs	443	(212)	104	335

Total accrued restructuring expenses	$443	$(524)	$561	$480

3.              Acquisitions

The Company completed the following business acquisitions during the nine months ended September 30, 2012:

•                  On January 3, 2012 the Company acquired LeadFormix, Inc. (“LeadFormix”), a U.S. based company with operations in India. LeadFormix, a leader in next-generation marketing automation and sales enablement, was acquired for approximately $8.5 million in cash, including $1.5 million for indemnity holdback.

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

Both acquisitions were accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of the respective acquisition dates. The total purchase price for each acquisition was allocated as follows (amounts in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/(liabilities assumed)	Identifiable Intangible Assets	Goodwill	Goodwill deductible for tax purposes	Acquisition related expenses

Leadformix	$8,521	$(760)	$2,800	$6,481	Not deductible	$270
6FigureJobs	1,031	(195)	910	316	Not deductible	119
	$9,552	$(955)	$3,710	$6,797

The following table sets forth each component of identifiable intangible assets acquired in connection with the above acquisitions (in thousands):

				Weighted
				Average
				Estimated
				Useful
	Leadformix	6FigureJobs	Total	Life

Customer relationships	$640	$630	$1,270	6.01
Developed technology	1,900	220	2,120	6.79
Tradename	260	60	320	6.63
	$2,800	$910	$3,710

The financial results of these companies are included in the Company’s condensed consolidated results starting from their respective acquisition dates.

Pro forma financial information for acquisitions accounted for as business combinations has not been presented, as the effects were not material to the Company’s historical condensed consolidated financial statements.

4.              Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 is as follows (in thousands):

Balance as of December 31, 2011	$24,416

Acquisitions	6,797
Impairment losses	—

Balance as of September 30, 2012	$31,213

Upon finalizing the purchase price allocation for the acquisition of Webcom, Inc. and 6FigureJobs.com, Inc. in 2012, we retrospectively adjusted the purchase price allocation as of respective acquisition dates as required by accounting standards. Adjustments in Webcom, Inc. and 6FigureJobs.com, Inc.’s purchase price allocations reduced net assets acquired and increased resulting goodwill by $216,000 and $126,000, respectively.

Intangible assets consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

						Weighted
						Average
	December 31,	December 31,			September 30,	Amortization
	2011	2011		Amortization	2012	Period
	Cost	Net	Additions	Expense	Net	(Years)

Developed technology	$15,179	$10,630	$5,286	$(2,744)	$13,172	5.3
Customer relationships	6,884	4,540	1,271	(640)	5,171	6.1
Tradenames	1,202	942	320	(165)	1,097	6.1
Favorable lease	40	13	—	(10)	3	0.3
Patents and licenses	1,525	1,522	1,534	(223)	2,833	8.7
Other	142	122	—	(36)	86	1.8

Total	$24,972	$17,769	$8,411	$(3,818)	$22,362

Intangible assets include third-party software licenses used in our products and acquired assets related to the Company’s acquisitions.

Amortization expense related to intangible assets was $1.2 million and $3.8 million for the three and nine months ended September 30, 2012, respectively, and was included within cost of revenues for developed technology and patents and licenses, sales and marketing expense for customer relationships and tradenames, and general and administrative expense for the favorable lease and other. Amortization expense related to intangible assets was $0.9 million and $2.3 million for the three and nine months ended September 30, 2011, respectively. The Company’s intangible assets are amortized over their estimated useful lives of one to twelve years. Total future expected amortization is as follows (in thousands):

	Developed	Customer		Favorable	Patents
	Technology	Relationships	Tradenames	Lease	and licenses	Other
Quarter Ending September 30:
Remainder of 2012	$820	$219	$56	$3	$88	$12
2013	2,806	876	213	—	352	47
2014	2,403	876	179	—	349	27
2015	2,122	876	179	—	344	—
2016	2,122	876	151	—	344	—
2017	1,815	767	143	—	344	—
2018 and beyond	1,084	681	176	—	1,012	—

Total expected amortization expense	$13,172	$5,171	$1,097	$3	$2,833	$86

5.              Financial Instruments

As of September 30, 2012 and December 31, 2011, all debt and marketable equity securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.

The Company classifies all highly liquid instruments with an original maturity on the date of purchase of three months or less as cash and cash equivalents.  The Company classifies available-for-sale securities that have a maturity date longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity.

Interest income is included within interest income and other income (expense), net in the accompanying condensed consolidated financial statements. Realized gains and losses are calculated using the specific identification method. As of September 30, 2012 and December 31, 2011, the Company had no short-term investments in an unrealized loss position with maturities of greater than 12 months.

The components of the Company’s debt and marketable equity securities classified as available-for-sale were as follows at September 30, 2012 and December 31, 2011 (in thousands):

		Gross	Gross	Other
	Amortized	Unrealized	Unrealized	Than Temporary	Estimated
September 30, 2012	Cost	Gains	Losses	Impairment	Fair value

Cash	$4,540	$—	$—	$—	$4,540
Cash equivalents:
Money market funds	2,157	—	—	—	2,157
Total cash equivalents	2,157	—	—	—	2,157
Total cash and cash equivalents	$6,697	$—	$—	$—	$6,697

Short-term investments:
Commercial paper	$1,000	$—	$—	$—	$1,000
U.S. government and agency obligations	7,699	1	—	—	7,700
Corporate notes and obligations	11,139	17	—	—	11,156

Total short-term investments	$19,838	$18	$—	$—	$19,856

		Gross	Gross	Other
	Amortized	Unrealized	Unrealized	Than Temporary	Estimated
December 31, 2011	Cost	Gains	Losses	Impairment	Fair value

Cash	$7,300	$—	$—	$—	$7,300
Cash equivalents:
Money market funds	10,083	—	—	—	10,083
Total cash equivalents	10,083	—	—	—	10,083
Total cash and cash equivalents	$17,383	$—	$—	$—	$17,383

Short-term investments:
U.S. government and agency obligations	23,178	3	(11)	—	23,170
Corporate notes and obligations	12,245	3	(12)	—	12,236
Publicly traded securities	375	—	—	(375)	—

Total short-term investments	$35,798	$6	$(23)	$(375)	$35,406

For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities by contractual maturities of those securities as of September 30, 2012 were as follows (in thousands):

	Amortized	Estimated
Contractual maturity	Cost	Fair value

Less than 1 year	$10,834	$10,845
Between 1 and 2 years	9,004	9,011

Total	$19,838	$19,856

At September 30, 2012, the Company had no unrealized losses related to U.S. government and agency obligations, commercial paper, or corporate notes and obligations.

The Company had no realized gains or losses on sales of its investments for the three and nine months ended September 30, 2012, and 2011. The Company had proceeds of $5.7 million and $31.8 million from maturities and sales of investments during the three and nine months ended September 30, 2012, respectively. The Company had proceeds of $12.5 million and $22.6 million from maturities and sales of investments during the three and nine months ended September 30, 2011, respectively.

The short-term investments in government obligations or highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities so as to assess if any of the impairments will be considered other-than-temporary. The Company did not identify any government obligations or highly rated credit securities held as of September 30, 2012 or as of December 31, 2011 for which the fair value declined significantly below amortized cost and considered other-than-temporary impairment.

For publicly traded equity securities, the Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During the year ended December 31, 2011, the Company reclassified $260,000 of previously recognized unrealized losses related to its investment in one publicly traded equity from accumulated other comprehensive loss to earnings. In addition, the Company recognized an additional impairment of the remaining carrying value of $115,000 resulting in an impairment of $375,000 in connection with their investment in Courtland Capital, Inc. During the year ended December 31, 2011, Courtland Capital, Inc. shares were suspended by the Alberta Securities Commission for failing to file annual audited financial statements for the year ended September 30, 2011. As the Company believes the likelihood of recovery to be remote, the Company considered the loss to be other-than-temporary at December 31, 2011.

6.              Fair Value Measurements

The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$2,157	$2,157	$—	$—
U.S. Treasury bills (2)	1,000	1,000	—	—
Commercial paper (2)	1,000	—	1,000	—
Corporate notes and obligations (2)	11,156	—	11,156	—
U.S. government and agency obligations (2)	6,700	—	6,700	—

Total	$22,013	$3,157	$18,856	$—

Liabilities:
Contingent consideration (3)	$2,075	$—	$—	$2,075

Total	$2,075	$—	$—	$2,075

(1) Included in cash and cash equivalents on the condensed consolidated balance sheet.

(2) Included in short-term investments on the condensed consolidated balance sheet.

(3) Included in accrued expenses on the condensed consolidated balance sheet.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Assets:

Money market funds (1)	$10,083	$10,083	$—	$—
U.S. Treasury bills (2)	3,503	3,503	—	—
Corporate notes and obligations (2)	12,236	—	12,236	—
U.S. government and agency obligations (2)	19,667	—	19,667	—

Total	$45,489	$13,586	$31,903	$—

Liabilities:

Contingent consideration (3)	$2,925	$—	$—	$2,925

Total	$2,925	$—	$—	$2,925

(1) Included in cash and cash equivalents on the consolidated balance sheet.

(2) Included in short-term investments on the consolidated balance sheet.

(3) Included in accrued expenses on the consolidated balance sheet.

The table below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

	Balance at		Balance at
	December 31,		September 30,
	2011	Adjustment	2012

Liabilities:
Contingent consideration	$2,925	$(850)	$2,075

Total	$2,925	$(850)	$2,075

During the quarter ended June 30, 2012, the Company released iCentera acquisition contingent consideration of $900,000 as iCentera did not achieve certain earn-out revenue milestones. Additionally, during the quarter ended September 30, 2012, the Company made an upward adjustment to the estimated fair value of Rapid Intake, Inc. earn-out consideration, increasing the contingent consideration accrual by $50,000.  As a result, the release of the iCentera contingent consideration and the upward adjustment to the estimated fair value of Rapid Intake, Inc. earn-out consideration were recorded within the acquisition-related contingent consideration in the accompanying condensed consolidated statements of comprehensive loss during the quarter ended June 30, 2012 and September 30, 2012, respectively.  See Note 8 of the notes to our condensed consolidated financial statements for more details.

Valuation of Investments

Level 1 and Level 2

The Company’s available-for-sale securities include money market funds, U.S. Treasury bills, commercial paper, corporate notes and obligations, and U.S. government and agency obligations. The Company values these securities using a pricing matrix from a pricing service provider, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). The Company classifies all of its available-for-sale securities, except for money market funds and U.S. Treasury, as having Level 2 inputs. The Company validates the estimated fair value of certain securities from a pricing service provider on a quarterly basis. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.

Level 3

The Company valued its auction rate securities using unobservable inputs (Level 3). The Company utilized the income approach applying assumptions for interest rates using current market trends and an estimated term based on expectations from brokers for liquidity in the market and redemption periods agreed to by other broker-dealers. The Company also applied an adjustment for the lack of liquidity to the value determined by the income approach utilizing a put option model. As a result of the valuation assessment, the Company recognized unrealized losses of $1,000 and $6,000 for the three and nine months ended September 30, 2011, respectively. The Company did not hold any auction rate securities as of September 30, 2012.

Contingent consideration is defined as earn-out payments which the Company may pay in connection with acquisitions. Contingent consideration liabilities are classified as Level 3 liabilities, as the Company uses unobservable inputs to value them, which is a probability-based income approach. Subsequent changes in the fair value of contingent consideration liabilities will be recorded within the acquisition-related contingent consideration in the Company’s condensed consolidated statements of comprehensive loss.

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

During the year ended December 31, 2011, the Company completed the repurchase of $21.3 million aggregate principal amount of its convertible notes for cash of approximately $19.4 million through privately negotiated transactions including fees of $105,000. The Company recognized a gain on the extinguishment of the convertible notes of approximately $1.8 million which was partially offset by the write-off of $0.9 million in unamortized debt issuance costs, resulting in a net gain of $0.9 million. As of September 30, 2012 and December 31, 2011, $59.2 million aggregate principal amount of the convertible notes remain outstanding. Based on market prices, the fair value of the Company’s convertible notes was $58.7 million and $61.2 million as of September 30, 2012 and December 31, 2011, respectively.

The convertible notes are recorded as long-term debt. The current balance of the debt issuance costs associated with the issuance of the convertible notes is recorded within prepaid and other current assets, and the non-current balance is recorded within deposits and other assets, and is being amortized to interest expense over the terms of the convertible notes. At September 30, 2012 and December 31, 2011, $536,000 of the debt issuance costs are included in prepaid and other current assets, with the remaining amounts of $1.4 million and $1.8 million, respectively, recorded in deposits and other assets.

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

Intellectual Property Litigation

On July 19, 2012, Versata Software, Inc. and Versata Development Group, Inc. filed suit against Callidus Software Inc. in the United States District Court for the District of Delaware. The suit asserted that Callidus infringed U.S. Patent Nos. 7,904,326; 7,908,304 and 7,958,024. The Company believes that the claims are without merit and intends to vigorously defend against these claims. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. At September 30, 2012, the Company has not recorded any such liability in accordance with accounting for contingencies.

On August 31, 2012, the Company filed suit against Xactly Corporation in the United States District Court for the Central District of California.  The suit alleges that Xactly Corporation infringes two U.S. Patent Nos.  8,046,387 and 7,774,378.  On October 24, 2012, the Company amended its complaint to add Xactly’s President and Chief Executive Officer as a defendant and to add claims for trademark infringement, false advertising, false and misleading advertising, trade libel, defamation, intentional interference with prospective economic advantage, intentional interference with contractual relations, breach of contract and unfair competition, in addition to patent infringement.  The Company intends to vigorously assert the claims in order to protect the Company’s business and its intellectual property.

Other matters

In addition to the above litigation matters, the Company is from time to time a party to other various litigation and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters are likely to have a material adverse effect on the Company’s future financial results.

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At September 30, 2012, the Company has not recorded any such liabilities in accordance with accounting for contingencies. However, litigation is subject to inherent uncertainties and our view on these matters may change in the future.

On July 5, 2011, we acquired iCentera, Inc. subject to a $1.5 million indemnity holdback and $1.0 million in earn-out related contingent consideration.  The $1.5 million indemnity holdback was to be paid one year from the date of closing of the acquisition, subject to any reduction for indemnity claims.  The contingent consideration of $1.0 million was contingent on iCentera achieving certain revenue milestones and retaining certain key employees and was to be paid one year from the date of closing of the acquisition. During the quarter ended June 30, 2012, the Company released the accruals for $937,000 of the indemnity holdback in settlement of an indemnity claim and $900,000 of contingent earn-out consideration as iCentera did not achieve the revenue milestones as of July 6, 2012. As a result, the release of iCentera acquisition-related accruals for a total of approximately $1.8 million was recorded within the acquisition-related contingent consideration in the accompanying condensed consolidated statements of comprehensive loss during the quarter ended June 30, 2012. The indemnity holdback remaining balance of $437,000 was paid during the quarter ended September 30, 2012.

On September 8, 2011, we acquired Rapid Intake, Inc. subject to a $400,000 indemnity holdback, and $500,000 in earn-out related contingent consideration.  The $400,000 indemnity holdback was to be paid one year from the date of closing of the acquisition, subject to any reduction for indemnity claims.  The earn-out contingent consideration of $500,000 is contingent on Rapid Intake achieving certain revenue milestones and is to be paid one year from the date of closing of the acquisition.  The $400,000 indemnity holdback and estimated fair value of the earn-out contingent consideration of $450,000 were recorded within accrued expenses at December 31, 2011. During the quarter ended September 30, 2012, the Company made an upward adjustment increasing the estimated fair value of the earn-out contingent consideration to 100% or $500,000 as the agreed revenue milestones were achieved as of September 9, 2012.  The change in estimated fair value of the contingent consideration was recorded within the acquisition-related contingent consideration in the accompanying condensed consolidated statements of comprehensive loss during the quarter ended September 30, 2012.

On October 3, 2011, we acquired Webcom subject to a $1.6 million indemnity holdback and $1.8 million in earn-out related contingent consideration.  The $1.6 million indemnity holdback was to be paid one year from the date of closing of the acquisition, subject to any reduction for indemnity claims.  The earn-out contingent consideration of $1.8 million is contingent on Webcom achieving certain revenue milestones and is to be paid forty five days after the end of the fiscal period in which the revenue milestone has been met. The $1.6 million indemnity holdback and estimated fair value of the earn-out contingent consideration of $1.6 million were recorded within accrued expenses at September 30, 2012 and December 31, 2011.

On January 3, 2012 we acquired Leadformix subject to a $1.5 million indemnity holdback. The $1.5 million indemnity holdback is to be paid one year from the date of closing, subject to any reduction for indemnity claims. The $1.5 million indemnity holdback was recorded within accrued expenses at September 30, 2012.

On May 4, 2012, we acquired 6FigureJobs subject to a $275,000  indemnity holdback. The $275,000 indemnity holdback is to be paid one year from the date of closing, subject to any reduction for indemnity claims. The $275,000 indemnity holdback was recorded within accrued expenses at September 30, 2012.

In additional to the remaining contractual obligations related to acquisition-related contingent consideration as discussed above, we have the following contractual cash obligations at September 30, 2012.  Contractual cash obligations that are cancellable upon notice and without significant penalties are not included in the table.

	Payments due by Period (in thousands)
	Remainder of
Contractual Obligations	2012	2013	2014	2015	2016

Convertible notes (1)
Principal payment	$—	$—	$—	$—	$59,215
Interest payments	703	2,813	2,813	2,813	2,813

Unconditional purchase commitments	910	—	825	—	—

(1)  Our convertible notes also contain an optional redemption feature which allows us to redeem all or part of the convertible notes for cash under certain conditions any time on or after June 6, 2014.

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

The following table summarizes revenues for the three and nine months ended September 30, 2012 and 2011 by geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Americas	$19,792	$16,769	$57,763	$49,592
EMEA	2,484	2,813	7,919	8,385
Asia Pacific	1,650	1,477	4,038	3,248

	$23,926	$21,059	$69,720	$61,225

Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

During the three and nine months ended September 30, 2012 and 2011, no customer accounted for more than 10% of our total revenues.

10.       Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the conversion of the convertible notes, the exercise of outstanding common stock options, the release of restricted stock, and purchases of employee stock purchase plan (ESPP) shares to the extent these shares are dilutive. For the three and nine months ended September 30, 2012 and 2011, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.

Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Restricted stock	3,441	3,625	3,701	3,590
Stock options	3,076	4,407	3,381	4,762
ESPP	32	162	11	113
Convertible notes	7,680	9,184	7,680	4,548

Total	14,229	17,378	14,773	13,013

The weighted average exercise price of stock options excluded for the three and nine months ended September 30, 2012 was $3.34 and $3.71, respectively. The weighted average exercise price of stock options excluded for the three and nine months ended September 30, 2011 was $3.43 and $2.98, respectively.

The conversion price of our Convertible note is $7.71. Please refer to Note 7 for details.

11.       Stock-based Compensation

Expense Summary

The table below sets forth a summary of stock-based compensation expenses for the three and nine months ended September 30, 2012 and 2011 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Stock-based compensation:
Stock Options	$143	$217	$713	$922
Restricted Stock Units
Performance Awards	(60)	192	387	472
Non-performance Awards	3,119	2,378	9,281	7,337
ESPP	220	25	536	121
Actek Acquisition Compensation	—	—	—	42

Total stock-based compensation	$3,422	$2,812	$10,917	$8,894

As of September 30, 2012, there was $0.9 million, $18.5 million and $0.7 million of total unrecognized compensation expense related to stock options, restricted stock units and the ESPP, respectively. The expenses related to stock options, restricted stock units and ESPP are expected to be recognized over a weighted average period of 1.98 years, 1.52 years and 0.61 years, respectively.

The table below sets forth the functional classification of stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Stock-based compensation:
Cost of recurring revenues	$351	$731	$1,280	$2,523
Cost of services and other revenues	573	370	1,623	1,054
Sales and marketing	997	502	2,937	1,320
Research and development	477	366	1,376	1,090
General and administrative	1,024	843	3,701	2,907

Total stock-based compensation	$3,422	$2,812	$10,917	$8,894

Determination of Fair Value

The fair value of each restricted stock unit, relating to both performance and non-performance awards, is estimated based on the market value of the Company’s stock on the date of grant. The fair value of the performance award assumes that performance goals will be achieved.  If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  The fair value of each stock option is estimated on the date of grant and the fair value of each ESPP share is estimated on the beginning date of the offering period using the Black-Scholes-Merton valuation model and the assumptions noted in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Stock Option Plans
Expected life (in years)	—	3.5	5.0 to 6.0	2.5 to 3.5
Risk-free interest rate	—	0.52%	0.72% to 1.33%	0.50% to 1.12%
Volatility	—	68%	60% to 65%	60% to 69%
Dividend Yield	—	—	—	—

Employee Stock Purchase Plan
Expected life (in years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.14% to 0.20%	0.07% to 0.12%	0.13% to 0.20%	0.07% to 0.29%
Volatility	61% to 62%	47% to 54%	56% to 62%	39% to 54%
Dividend Yield	—	—	—	—

No stock options were granted during the three months ended September 30, 2012.

12.       Related Party Transactions

In January 2010, Callidus entered into an operating lease agreement for certain office space with K.L. Properties LLC.  The President of K.L. Properties was a senior member of Callidus’ management staff. This lease was assumed as part of the Actek acquisition and was determined to be a below-market or favorable lease as of the acquisition date.  Before the senior member of Callidus’ management left the Company on April 6, 2012, the Company incurred rent expense for the office space owned by K.L. Properties of approximately $39,000 during the quarter ended March 31, 2012. The Company incurred rent expense of approximately $39,000 and $117,000 for the three and nine months ended September 30, 2011.

Webcom, one of the Company’s wholly-owned subsidiary, uses the services of a third party vendor to perform product modeling and maintenance of certain equipment. The third party vendor is owned by a relative of Webcom’s senior management. For the three and nine months ended September 30, 2012, Callidus paid $53,000 and $101,000 respectively, to this vendor.

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

Overview of the Results for the Three Months Ended September 30, 2012

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

Our solution suite has undergone a dramatic expansion since the beginning of 2011 with the acquisition of ForceLogix (sales coaching), Salesforce Assessments (sales hire testing), iCentera (sales enablement), Litmos (learning), Rapid Intake (content authoring), Webcom (configure-price-quote, or CPQ), Leadformix (marketing automation and sales enablement), and 6FigureJobs (job advertisements, recruitment media services and other career-related services) as well as the successful launch of the Monaco Summer 2011 release and Sales Selector, an online sales recruiting solution that brings together video interviewing with online temperament assessments. For every company, regardless of size, geography or vertical, there is now one or more CallidusCloud solutions that enable them to drive productivity in their sales organization.

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

SaaS Revenue Growth and Customer Expansion

SaaS revenue continued to drive the growth in recurring revenues and total revenues for the three months ended September 30, 2012. SaaS revenues grew to $13.5 million for the quarter ended September 30, 2012 representing a $2.2 million or 19% increase over the same period in 2011. As we expected, our SaaS revenue was down sequentially in the second quarter of 2012 due to attrition.  During the third quarter of 2012, we were able to replace the lost revenue through new bookings and feel we have positive momentum going into the fourth quarter.  Total recurring revenues for the three months ended September 30, 2012 grew by 9% over the same period in 2011, reflecting the strong growth in SaaS revenues partially offset by an expected decline in recurring maintenance revenues as we continue to move away from our legacy license model. Recurring revenues continue to account for over 70% of our total revenues and we expect this trend to continue going forward. Total revenues for the three months ended September 30, 2012 were $23.9 million, up $2.9 million, or 14%, from the same period in 2011.

During the third quarter of 2012, we continued to add subscription based customers at a record rate, adding 158 new customers to the business. Our core SaaS customer retention rates on a dollar and customer count basis recovered at over 92%. We believe our high retention rates are an indication of the quality of service we provide and the quality of our customer base.

Margin Improvement

Recurring revenue gross margins for the quarter ended September 30, 2012 were $10.5 million or 60% of revenue. This is an increase of $2.9 million or 38% over the same period last year. The increase in recurring revenue gross margin is also reflected in the 35% increase in total gross margin to 50% over the same period. These increases reflect our continued efforts to drive margin improvement in our SaaS operations. Over the past year and continuing into this year, we have taken several steps to increase recurring gross margins. These steps include the transfer of hosting operation services from an external provider to an in-house team, the addition of new products, both acquired and developed internally, that have a lower operating cost of operations and the optimization of our on-demand infrastructure that takes place continuously throughout this year.

Challenges and Risks

In response to market demand, over the past few years we have shifted our primary business focus from providing perpetual software licenses to providing on-demand software as a service. Toward the end of 2009 we also began offering our on-premise products under term license arrangements. We believe that these offerings better addresses the needs of our customers, and at the same time, provides more predictable revenue streams. On the other hand, for customers that prefer to purchase software on a perpetual basis, we continue to offer such licenses, and in the quarter ended September 30, 2012, we generated over $2.0 million in perpetual license revenue.  We expect perpetual license revenue to remain a relatively small component of total revenues and to fluctuate from period to period.

While we have a number of sales opportunities in process and additional opportunities coming from our sales pipeline, we continue to experience wide variances in the timing and size of our transactions. We believe one of our major challenges continues to be increasing prospective customers’ prioritization of purchasing our solutions over competing projects. As part of our effort to address this challenge, we have set goals that include expanding our sales efforts, promoting our on-demand services and continuing to develop new products and enhancements to our suite of products. Since the beginning of 2011, in order to expand our product offerings and customer base we have completed eight acquisitions.  In addition, in 2012 we have invested and expect to continue to invest, in the expansion of our salesforce to better exploit the opportunities presented by our solutions.  These investments have adversely affected our current operating results and will continue to affect our operating results in the near term as we invest ahead of anticipated growth.  Our long term success will depend in part on our ability to realize return on these investments through increased revenue.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts and service remediation reserve, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment, contingent consideration and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. There were no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2012 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

We did not adopt any new accounting pronouncements during the quarter ended September 30, 2012.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

Revenues, Cost of Revenues and Gross Profit

The table below sets forth the changes in revenues, cost of revenues and gross profit for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011 (in thousands, except for percentage data):

	Three		Three
	Months		Months
	Ended	Percentage	Ended	Percentage
	September 30,	of Total	September 30,	of Total	Increase	Percentage
	2012	Revenues	2011	Revenues	(Decrease)	Change

Revenues:
Recurring	$17,533	73%	$16,015	76%	$1,518	9%
Services and other	6,393	27%	5,044	24%	1,349	27%

Total revenues	$23,926	100%	$21,059	100%	$2,867	14%

Cost of revenues:
Recurring	$6,989	40%	$8,363	52%	$(1,374)	(16)%
Services and other	5,079	79%	3,937	78%	1,142	29%

Total cost of revenues	$12,068	50%	$12,300	58%	$(232)	(2)%

Gross profit:
Recurring	$10,544	60%	$7,652	48%	$2,892	38%
Services and other	1,314	21%	1,107	22%	207	19%

Total gross profit	$11,858	50%	$8,759	42%	$3,099	35%

	Nine		Nine
	Months		Months
	Ended	Percentage	Ended	Percentage
	September 30,	of Total	September 30,	of Total	Increase	Percentage
	2012	Revenues	2011	Revenues	(Decrease)	Change

Revenues:
Recurring	$52,446	75%	$46,067	75%	$6,379	14%
Services and other	17,274	25%	15,158	25%	2,116	14%

Total revenues	$69,720	100%	$61,225	100%	$8,495	14%

Cost of revenues:
Recurring	$22,449	43%	$24,860	54%	$(2,411)	(10)%
Services and other	14,292	83%	11,952	79%	2,340	20%

Total cost of revenues	$36,741	53%	$36,812	60%	$(71)	(0)%

Gross profit:
Recurring	$29,997	57%	$21,207	46%	$8,790	41%
Services and other	2,982	17%	3,206	21%	(224)	(7)%

Total gross profit	$32,979	47%	$24,413	40%	$8,566	35%

Total Revenues.  Total revenues for the three months ended September 30, 2012 were $23.9 million, an increase of 14% compared to the same period in 2011. Total revenues for the nine months ended September 30, 2012 were $69.7 million, an increase of 14% compared to the same period in 2011. The increases were primarily due to higher volume of recurring revenue generated by our SaaS business due to our continued emphasis and focus on recurring revenues.

Recurring Revenues.  Recurring revenues, which consists of SaaS revenues and maintenance revenues, increased by $1.5 million, or 9% in the three months ended September 30, 2012, compared to the same period in 2011. Recurring revenues increased by $6.4 million, or 14% in the nine months ended September 30, 2012, compared to the same period in 2011.  The increases were primarily attributable to growth in our SaaS revenues which increased by 19% in the three months ended September 30, 2012 and 26% in the nine months ended September 30, 2012, compared to the same periods in 2011.  SaaS revenue growth is mainly driven by an increase in new business, revenues generated from our acquired companies contributing to the increase in new business and revenues from customers going live during the period. Our investment in expanding the salesforce this year also positively impacted the revenue growth. The increases in total recurring revenues were partially offset by maintenance revenues associated with perpetual licenses which decreased by $0.5 million or 10% in the three months ended September 30, 2012 and $1.4 million or 11% in the nine months ended September 30, 2012, compared to the same periods in 2011. The decreases were primarily driven by customers converting from on-premise perpetual license to on-demand subscription service.

Services and Other Revenues.  Services and other revenues, which consist of integration and configuration services, training and perpetual licenses, increased by $1.3 million or 27% in the three months ended September 30, 2012 and $2.1 million or 14% in the nine months ended September 30, 2012, compared to the same periods in 2011. The increase in the three months ended September 30, 2012, as compared to the same period in 2011, was primarily due to the increase in our perpetual license revenue from $1.0 million in 2011 to $2.0 million in 2012, a $1.0 million or 102% increase.  Additionally, our revenue generated from integration and configuration services increased by $0.3 million or 7%, from $4.0 million in the three months ended September 30, 2011 to $4.3 million in the three months ended September 30, 2012.   The increase in the nine months ended September 30, 2012, as compared to the same period in 2011, was primarily due to $1.6 million or 12% increase in our revenue generated from integration and configuration services, from $12.6 million in the nine months ended September 30, 2011 to $14.2 million in the nine months ended September 30, 2012.  Additionally, our perpetual license revenues also increased by  $0.5 million or 20%, from $2.6 million in the nine months ended September 30, 2011 to $3.1 million in the nine months ended September 30, 2012. The increases in our revenue generated from integration and configuration services were primarily related to additional services revenue from our recently acquired businesses, Webcom CPQ and Rapid Intake. The increases in our perpetual license revenue were primarily due to certain existing perpetual license customers continuing to purchase additional licenses in compliance with their license rights under the contract. We expect our perpetual license revenue to continue to fluctuate from period to period as our primary business focus has shifted to our recurring revenue model.

Cost of Revenues and Gross Profit

Cost of Recurring Revenues.  Cost of recurring revenues decreased by $1.4 million or 16%, in the three months ended September 30, 2012 and $2.4 million or 10% in the nine months ended September 30, 2012, compared to the same periods in 2011. The decrease was primarily due to lower third-party data center costs of $0.5 million in the three months ended September 30, 2012 and $1.8 million in the nine months ended September 30, 2012, lower personnel cost of $0.4 million in the three months ended September 30, 2012, and lower professional fees of $0.3 million in the three months ended September 30, 2012 and $0.5 million in the nine months ended September 30, 2012.  Our third-party data center costs decreased as we transitioned certain functions from external to internal resources. Our personnel-related costs decreased in the three months ended September 30, 2012 due to decreased cost of support personnel attributed to the centralization of support function to our headquarters in Pleasanton.  Our professional fees decreased due to a reduction in the number of contractors used to support certain customers.

Cost of Services and Other Revenues.  Cost of services and other revenues increased by $1.1 million or 29% in the three months ended September 30, 2012 and $2.3 million or 20% in the nine months ended September 30, 2012, compared to the same periods in 2011. The increases were primarily due to higher personnel-related costs, including stock-based compensation, and consulting fees.  Personnel-related costs increased by $0.4 million in the three months ended September 30, 2012 and $1.0 million in the nine months ended September 30, 2012 primarily due to increased headcount as a result of the 2011 and 2012 acquisitions and new hires in our core business. The increase was also driven by an increase in stock-based compensation expense of $0.2 million in the three months ended September 30, 2012 and $0.6 million for the nine months ended September 30, 2012 primarily due to vesting of stock grants, as well as new hire, merit and retention stock grants.  Additionally, consulting fees increased by $0.5 million in the three months and nine months ended September 30, 2012 primarily due to increase in third party consulting services used to support the business.

Gross Profit.  Overall gross margin percentage was 50% for the three months ended September 30, 2012, compared to 42% during the same period in 2011, resulting in $3.1 million or 35% increase in gross margin. Overall gross margin percentage was 47% for the nine months ended September 30, 2012, compared to 40% during the same period in 2011, resulting in an increase of $8.6 million or 35% in gross profit dollar value.  Our gross margins improved substantially as a result of higher recurring revenues which were driven by a 19% increase in SaaS revenues for the three months ended September 30, 2012 and 26% for the nine months ended September 30, 2012, compared to the same periods in 2011.

Our recurring revenue gross margin percentage increased to 60% for the three months ended September 30, 2012, from 48% in the same period in 2011, while the gross profit dollar value increased by 38% or $2.9 million. The recurring revenue gross margin percentage increased to 57% for the nine months ended September 30, 2012, from 46% in the same period in 2011, while the gross profit dollar value increased by 41% or $8.8 million.  The increases in recurring revenue gross margin were primarily the result of improved SaaS margins driven by lower third-party data center and personnel costs as we moved away from outsourcing our data center resources to third-party and used our own internal resources.

Services and other revenue gross margin percentage was 21% for the three months ended September 30, 2012, a decrease from 22% in the same period of 2011, while the gross profit dollar value increased by 19% or $0.2 million. The increase in gross profit dollar value was primarily due to an increase in perpetual license gross profit by $1.0 million.  This was partially offset by lower gross profit generated from services and other revenues generated from integration and configuration services for the three months ended September 30, 2012, which negatively impacted the overall services and other revenue gross profit by $0.8 million.   Services and other revenue gross margin was 17% for the nine months ended September 30, 2012, a decrease from 21% in the same period of 2011, while the gross profit dollar value decreased by 7% or $0.2 million.  The decrease in gross margin was primarily due to lower gross margin generated from services and other revenues generated from integration and configuration service for the nine months ended September 30, 2012. This had a negative impact on the overall services and other revenue gross profit by $0.6 million, partially offset by the increase in perpetual license gross profit by $0.4 million.

Operating Expense

The table below sets forth the changes in operating expenses for the three and nine months ended September 30, 2012, compared to the same periods in 2011 (in thousands, except percentage data):

	Three		Three
	Months		Months
	Ended	Percentage	Ended	Percentage
	September 30,	of Total	September 30,	of Total	Increase	Percentage
	2012	Revenues	2011	Revenues	(Decrease)	Change

Operating expenses:
Sales and marketing	$8,322	35%	$5,253	25%	$3,069	58%
Research and development	3,947	16%	3,145	15%	802	26%
General and administrative	4,785	20%	4,673	22%	112	2%
Acquisition-related contingent consideration	50	—%	—	—%	50
Restructuring	(53)	—%	99	—%	(152)	(154)%

Total operating expenses	$17,051	71%	$13,170	63%	$3,881	29%

	Nine		Nine
	Months		Months
	Ended	Percentage	Ended	Percentage
	September 30,	of Total	September 30,	of Total	Increase	Percentage
	2012	Revenues	2011	Revenues	(Decrease)	Change

Operating expenses:
Sales and marketing	$23,518	34%	$14,303	23%	$9,215	64%
Research and development	12,023	17%	8,416	14%	3,607	43%
General and administrative	14,639	21%	12,500	20%	2,139	17%
Acquisition-related contingent consideration	(1,787)	(3)%	—	—%	(1,787)
Restructuring	561	1%	136	—%	425	313%

Total operating expenses	$48,954	70%	$35,355	58%	$13,599	38%

Sales and Marketing.  Sales and marketing expenses increased by $3.1 million or 58%, in the three months ended September 30, 2012 and $9.2 million or 64% in the nine months ended September 30, 2012, compared to the same periods in 2011. The increases were primarily driven by the increase in personnel-related costs, stock-based compensation, marketing events and programs, and professional fees.  The increase in personnel-related costs of $1.9 million in the three months ended September 30, 2012 and $5.3 million in the nine months ended September 30, 2012 was due to increased headcount from our 2011 and 2012 acquisitions as well as our continued salesforce build-out in our core business in 2012. The increase in stock-based compensation of $0.5 million in the three months ended September 30, 2012 and $1.6 million in the nine months ended September 30, 2012 was primarily due to vesting of stock grants, as well as new hire, merit and retention stock grants.  The increase in marketing events and programs of $0.4 million in the three months ended September 30, 2012 and $1.2 million in the nine months ended September 30, 2012 was related to new product offerings of Callidus as well as the costs associated with conducting our annual C3 customer conference in May 2012, which was not held in 2011.  Professional fees increased by $0.1 million in the three months ended September 30, 2012 and $0.3 million in the nine months ended September 30, 2012 as compared to the same periods in 2011. We expect sales and marketing expenses to continue to increase in both absolute amount and as a percentage of revenue as we continue to expand the salesforce for the remainder of the year.

Research and Development.  Research and development expenses increased by $0.8 million or 26% for the three months ended September 30, 2012 and $3.6 million or 43% for the nine months ended September 30, 2012, compared to the same periods in 2011. The increases were primarily due to increased personnel-related expenses of $0.7 million in the three months ended September 30, 2012 and $2.8 million in the nine months ended September 30, 2012, due to increased headcount from our 2011 and 2012 acquisitions. Stock-based compensation expense also increased by $0.1 million in the three months ended September 30, 2012 and $0.3 million in the nine months ended September 30, 2012, as a result of vesting of stock grants, as well as new hire, merit and retention stock grants.

General and Administrative.  General and administrative expenses increased by $0.1 million or 2% during the three months ended September 30, 2012 and $2.1 million or 17% during the nine months ended September 30, 2012, compared to the same periods in 2011. The increase in general and administrative expense for the nine months ended September 30, 2012 was primarily due to the increase in stock-based compensation expense, professional fees and personnel-related costs. Stock-based compensation expense increased by $0.1 million for the three months ended September 30, 2012 and $0.8 million for the nine months ended September 30, 2012, as a result of vesting of stock grants, as well as new hire, merit and retention stock grants.  Professional fees increased by $0.7 million for the nine months ended September 30, 2012, primarily driven by the increase in outside consultants attributed to our NetSuite implementation and outsourcing of certain IT functions, and increased patent litigation expenses, investor relations and regulatory filing costs. Personnel-related costs increased by $0.5 million for the nine months ended September 30, 2012 due to increased headcount.  We are now involved in two separate patent litigation matters, one as a defendant and one as a plaintiff, and as such, we are budgeting ongoing patent litigation expense in an aggregate amount of approximately $0.5 million going forward until such matters are resolved.

Acquisition-related Contingent Consideration.  Acquisition-related contingent consideration for the nine months ended September 30, 2012 of $1.8 million mainly pertained to the reversal of certain purchase consideration recorded for the iCentera acquisition as a result of a reduction in the iCentera indemnity holdback of $937,000 and the release of the related accrual for earn-out contingent consideration of $900,000 during the quarter ended June 30, 2012, as these amounts were not paid to the former owner of iCentera.  This was partially offset by the $50,000 upward adjustment to the estimated fair value of Rapid Intake, Inc. earn-out consideration.  Refer to Note 8 of the notes to our condensed consolidated financial statements for more details.

Restructuring.  Restructuring expenses reflected a credit of $53,000 in the three months ended September 30, 2012 as compared to expense of $99,000 for the same period in 2011.  Overall restructuring expenses increased by $0.4 million for the nine months ended September 30, 2012 compared to the same period in 2011 as we centralized certain company functions to our headquarters in Pleasanton, and outsourced certain IT functions during first half of 2012.

Stock-Based Compensation

The following table sets forth a summary of our stock-based compensation expenses for the three and nine months ended September 30, 2012, compared to the same periods in 2011 (in thousands, except percentage data):

	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,	Increase	Percentage
	2012	2011	(Decrease)	Change

Stock-based compensation:
Cost of recurring revenues	$351	$731	$(380)	(52)%
Cost of services revenues	573	370	203	55%
Sales and marketing	997	502	495	99%
Research and development	477	366	111	30%
General and administrative	1,024	843	181	21%

Total stock-based compensation	$3,422	$2,812	$610	22%

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,	Increase	Percentage
	2012	2011	(Decrease)	Change

Stock-based compensation:
Cost of recurring revenues	$1,280	$2,523	$(1,243)	(49)%
Cost of services revenues	1,623	1,054	569	54%
Sales and marketing	2,937	1,320	1,617	123%
Research and development	1,376	1,090	286	26%
General and administrative	3,701	2,907	794	27%

Total stock-based compensation	$10,917	$8,894	$2,023	23%

Total stock-based compensation expenses increased $0.6 million or 22% during the three months ended September 30, 2012 and $2.0 million or 23% during the nine months ended September 30, 2012, compared to the same periods in 2011. The increases in stock-based compensation were primarily due to vesting of previously issued stock grants, additional granting of restricted stock units, and additional stock grants given to employees of acquired companies. The additional granting of restricted stock units was to retain employees as well as incentivize new hires. Additionally, stock-based compensation expenses fluctuate in relation to the fluctuations in our stock price which impact the fair value per share of stock options and restricted stock unit awards.

Other Items

The table below sets forth the changes in other items for the three and nine months ended September 30, 2012, compared to the same periods in 2011 (in thousands, except percentage data):

	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,	Increase	Percentage
	2012	2011	(Decrease)	Change

Other income (expense), net
Interest income and other income (expense), net	$139	$(467)	$606	130%
Interest expense	(860)	(1,075)	215	(20)%
Gain on extinguishment of convertible notes	—	904	(904)	(100)%

	$(721)	$(638)	$(83)	13%

Provision (benefit) for income taxes	$444	(478)	922	193%

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,	Increase	Percentage
	2012	2011	(Decrease)	Change

Other income (expense), net
Interest income and other income (expense), net	$134	$(341)	$475	139%
Interest expense	(2,594)	(1,642)	(952)	58%
Gain on extinguishment of convertible notes	—	904	(904)	(100)%

	$(2,460)	$(1,079)	$(1,381)	128%

Provision (benefit) for income taxes	$213	(279)	492	176%

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net improved during the three and nine months ended September 30, 2012 compared to the same periods in 2011. The improvement was primarily driven by an impairment expense of $0.4 million recognized during the three months ended September 30, 2011 in connection with our investment in Courtland Capital, Inc.  No such impairment occurred in 2012.  Refer to Note 5 of the notes to our condensed consolidated financial statements for more details.  Additionally, foreign currency transaction gains were higher in the three months and nine months ended September 30, 2012, compared to the same periods in 2011.

Interest Expense

Interest expense decreased by $0.2 million in the three months ended September 30, 2012 and increased by $1.0 million for the nine months ended September 30, 2012, compared to the same periods in 2011. The decrease in the three months ended September 30, 2012, compared to the same period in 2011, was primarily due to lower interest expense incurred in 2012 driven by lower principal amount of convertible notes outstanding in 2012.  This was a result of our convertible notes repurchase of $21.0 million aggregate principal amount in August 2011.  The increase in interest expense in the nine months ended September 30, 2012, compared to the same period in 2011, was primarily attributed to longer period of time that the convertible notes were outstanding in 2012, which contributed to the increase by $0.8 million, as the convertible notes were issued in May 2011.  Additionally, amortization of debt issuance costs in relation to our convertible notes issued in May 2011 increased by $0.2 million in the nine months ended September 30, 2012, compared to the same period in 2011, which was also attributed to longer period of time that the convertible notes were outstanding in 2012. Refer to Note 7 of the notes to our condensed consolidated financial statements for more details on our convertible debt.

Gain on Extinguishment of Convertible Notes

Due to our repurchase of $21.0 million aggregate principal amount of our convertible notes for cash of approximately $19.2 million through privately negotiated transactions, including fees of $0.1 million, we recognized a gain on the extinguishment of the convertible notes of approximately $1.8 million.  The gain was partially offset by a write-off of $0.9 million in unamortized debt issuance costs, resulting in a net gain of $0.9 million.  Please see Note 7 of our notes to condensed consolidated financial statements above for details.

Provision (Benefit) for Income Taxes

Provision for income tax for the three months ended September 30, 2012 was $0.4 million, compared to an income tax benefit of $0.5 million for the same period in 2011.  The tax provision for the three months ended September 30, 2012 of $0.4 million was primarily related to taxes attributed to our foreign operations. The tax benefit for the three months ended September 30, 2011 of $0.5 million was primarily due to the recognition of deferred tax liabilities related to the intangible assets acquired from Rapid Intake which created an additional source of income and as such released a portion of the valuation allowance on our deferred tax assets.

Provision for income tax for the nine months ended September 30, 2012 was $0.2 million, compared to an income tax benefit of $0.3 million for the same period in 2011.  The tax provision for the nine months ended September 30, 2012 was primarily related to taxes attributed to our foreign operations, offset by the tax benefit of $0.4 million relating to the recognition of deferred tax liabilities attributed to the LeadFormix and 6FigureJobs acquisitions which created an additional source of income and as such released a portion of the valuation allowance on our deferred tax assets. The tax benefit for the nine months ended September 30, 2011 was primarily due to the recognition of deferred tax liabilities related to the intangible assets acquired from Rapid Intake which created an additional source of income and as such released a portion of the valuation allowance on our deferred tax assets of $0.6 million, partially offset by a $0.3 million provision for income taxes relating to withholding taxes from our foreign operations.

Liquidity and Capital Resources

As of September 30, 2012, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $26.6 million, as well as accounts receivable of $29.5 million, compared to $31.5 million and $28.7 million at June 30, 2012, respectively.  The principal uses of cash in the current quarter were our net loss of $0.7 million (adjusted for non-cash items), capital expenditures of $3.2 million related to the establishment of our new in-house data center and the $0.9 million increase in accounts receivable in the current period.  While we expect positive operating cash flow in the fourth quarter, overall we expect to use up to $4.0 million in cash due to earn-out payments from prior acquisitions, further investment in intangible assets and continued capital expenditures related to the completion of the data center.  We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for at least the next twelve months.

The Company has not provided for federal income taxes on all of our non-U.S. subsidiaries’ undistributed earnings as of September 30, 2012, because such earnings are intended to be indefinitely reinvested.  The residual U.S. tax liability, if such amounts were remitted, would be nominal.

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(9,958)	$(2,022)
Net cash used in investing activities	(1,852)	(40,714)
Net cash provided by financing activities	1,066	46,058

Cash Flows During the Nine Months Ended September 30, 2012 and 2011

In the nine months ended September 30, 2012, cash and cash equivalents decreased by approximately $10.7 million primarily due to $9.9 million of cash used in our operating activities and $1.8 million of cash used in our investing activities, partially offset by $1.0 million of cash provided by our financing activities.

Operating Activities

In the nine months ended September 30, 2012, net cash used in operating activities was $9.9 million, $7.9 million higher compared to net cash used in operating activities of $2.0 million in the same period in 2011.  The change was primarily driven by a higher net loss adjusted for certain non-cash items.  Net loss for the nine months ended September 30, 2012 of $18.6 million was $6.9 million higher compared to net loss for the same period in 2011 of $11.7 million. Non-cash items in the nine months ended September 30, 2012, compared to the same period in 2011, were as follows:

•                  Stock-based compensation expense for the nine months ended September 30, 2012 of $10.9 million was $2.0 million higher compared to the same period in 2011 of $8.9 million;

•                  Depreciation and amortization expense for the nine months ended September 30, 2012 of $6.0 million was $1.4 million higher compared to the same period in 2011 of $4.6 million;

•                  A release of acquisition-related contingent consideration accrual of $1.8 million during the nine months ended September 30, 2012 and none in 2011;

•                  A gain on extinguishment of convertible notes of $0.9 million during the nine months ended September 30, 2011 and none in 2012; and

•                  An impairment of investments of $0.4 million during the nine months ended September 30, 2011 and none in 2012.

Additionally, net cash used for working capital during the nine months ended September 30, 2012 of $7.0 million was $3.1 million higher compared to same period in 2011 of $3.9 million. The significant changes in working capital for the nine months ended September 30, 2012 as compared to the same period in 2011 were as follows:

•                  $7.6 million increase in accounts receivable for the nine months ended September 30, 2012 as compared to $0.6 million increase for the same period in 2011, due to increased billings and the timing of collections, primarily attributed to timing of issuing invoices as a result of our ERP transition;

•                  $1.8 million increase in prepayments and other current assets for the nine months ended September 30, 2012 as compared to $1.6 million decrease for the same period in 2011, primarily attributed to prepayments of maintenance services and third party licenses;

•                  $0.3 million decrease in other assets for the nine months ended September 30, 2012 as compared to $2.9 million increase for the same period in 2011, primarily attributed to recognition of deferred costs;

•                  $0.5 million increase in accounts payable and accrued liabilities for the nine months ended September 30, 2012 as compared to $0.4 million decrease for the same period in 2011, primarily due to increased capital expenditures in 2012; and

•                  $1.6 million increase in deferred revenue for the nine months ended September 30, 2012 as compared to $1.6 million decrease for the same period in 2011, due to timing of billings and revenue recognition.

Investing Activities

In the nine months ended September 30, 2012, net cash used in investing activities was $1.8 million, $38.9 million lower compared to net cash used in investing activities of $40.7 million in the same period in 2011.  The changes in net cash used in investing activities were attributed to the following:

•                  Net inflows from sales or maturities and purchases of investments for the nine months ended September 30, 2012 of $15.3 million was $40.6 million higher compared to net outflows from sales or maturities and purchases of investments for the same period in 2011 of $25.3 million;

•                  Net outflows relating to acquisitions for the nine months ended September 30, 2012 of $7.7 million was $4.5 million lower compared to the same period in 2011 of $12.2 million, primarily due to lower number of acquisitions in 2012;

•                  Net outflows relating to purchases of property and equipment for the nine months ended September 30, 2012 of $4.9 million was $3.1 million higher compared to the same period in 2011 of $1.8 million, primarily due to our data center and Pleasanton headquarters expansion; and

•                  Net outflows relating to purchases of intangible assets for the nine months ended September 30, 2012 of $4.5 million was $3.1 million higher compared to the same period in 2011 of $1.4 million, primarily related to third-party software licenses and patents.

Financing Activities

In the nine months ended September 30, 2012, net cash provided by financing activities was $1.0 million, $45.1 million lower compared to net cash provided by financing activities of $46.1 million in the same period in 2011.  The changes in net cash provided by financing activities were attributed to the following:

•                  Proceeds from issuance of convertible debt, net of issuance costs, for the nine months ended September 30, 2011 was $77.4 million and none in 2012;

•                  Outflow for the repurchase of convertible notes for the nine months ended September 30, 2011 was $19.2 million and none in 2012;

•                  Outflow for the repurchase of common stock for the nine months ended September 30, 2011 was $14.4 million and none in 2012;

•                  Net proceeds from exercises of stock options and purchases of ESPP for the nine months ended September 30, 2012 of $5.2 million was $0.2 million lower compared to the same period in 2011 of $5.4 million; and

•                  Outflows for the repurchase of common stock from employees related to statutory income tax withholdings paid on vested restricted stock unit awards in lieu of issuing shares of common stock for the nine months ended September 30, 2012 of $2.1 million was $1.1 million higher compared to the same period in 2011 of $1.0 million.

Contractual Obligations and Commitments

Refer to Note 8 of our notes to condensed consolidated financial statements for further information. For additional information on existing unconditional purchase commitments, please refer to the 2011 Form 10-K.

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

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future as a result of changes in interest rates. At September 30, 2012, the average maturity of our investments was approximately 10.8 months, and all investment securities had maturities of less than 24 months. The following table presents certain information about our financial instruments at September 30, 2012 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity		Total	Total
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value

Available-for-sale securities	$10,845	$9,011	$19,838	$19,856
Weighted average interest rate	0.53%	0.49%

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments.

In May 2011, we issued $80.5 million aggregate principal amount of convertible notes due in 2016. Our convertible notes have a fixed annual interest rate of 4.75% and therefore, we do not have economic interest rate exposure on the convertible notes. In August 2011, the Company completed the repurchase of $21.0 million aggregate principal amount of its convertible notes for cash of approximately $19.2 million through privately negotiated transactions, including fees of $105,000. As of September 30, 2012, $59.5 million aggregate principal amount of the convertible notes remain outstanding. For further information, please refer to Note 7 of our condensed consolidated financial statements.

Foreign Currency Risk. Our revenues and expenses, except those related to our non-U.S. operations, are generally denominated in U.S. dollar. For the three months and nine months ended September 30, 2012, approximately 17% of our total revenues were denominated in foreign currencies. For the three months and nine months ended September 30, 2011, approximately 20% and 19%, respectively, of our total revenues were denominated in foreign currencies. At September 30, 2012 and 2011, approximately 13% and 19%, respectively, of our total accounts receivable were denominated in foreign currencies.  Our exchange risks and foreign exchange losses have been minimal to date. We expect to continue to transact a majority of our business in U.S. dollar.

Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency transactions. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

As of September 30, 2012, we had no outstanding foreign currency forward exchange contracts.

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

In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 31, 2012, the Company filed suit against Xactly Corporation in the United States District Court for the Central District of California.   The suit alleges that Xactly Corporation infringes two U.S. Patent Nos.  8,046,387 and 7,774,378.  On October 24, 2012, the Company amended its complaint to add Xactly’s President and Chief Executive Officer as a defendant and to add claims for trademark infringement, false advertising, false and misleading advertising, trade libel, defamation, intentional interference with prospective economic advantage, intentional interference with contractual relations, breach of contract and unfair competition, in addition to patent infringement.  The Company intends to vigorously assert the claims in order to protect the Company’s business and its intellectual property.

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
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2012.

CALLIDUS SOFTWARE INC.

By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer,
Senior Vice President, Finance and Operations

EXHIBIT INDEX

TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements