Form 10-K
period 2012-12-31
CALLIDUS SOFTWARE INC
filed 2013-03-11
CIK 1035748

Use these links to rapidly review the document

CALLIDUS SOFTWARE INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

(925) 251-2200
(Registrant's Telephone Number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant's common stock on June 30, 2012, as reported on the NASDAQ Global Market, was approximately $143.4 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of March 1, 2013, the Registrant had 37,244,619 shares of its common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant is incorporating by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2012 Annual Meeting of Stockholders to be held on June 5, 2013.

CALLIDUS SOFTWARE INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2012

© 2013. Callidus Software Inc. All rights reserved. Callidus, Callidus Software, the Callidus Software logo, CallidusCloud, the CallidusCloud logo, TrueComp Manager, ActekSoft, ACom3, ForceLogix, Salesforce Assessments, iCentera, Webcom, Litmos, the Litmos logo, LeadFormix, Rapid Intake and 6FigureJobs are trademarks, service marks, or registered trademarks of Callidus Software Inc. and its affiliates in the United States and other countries. All other brand, service or product names are trademarks or registered trademarks of their respective companies or owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will," and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature. These forward-looking statements include, but are not limited to, statements concerning the following: levels of recurring revenues, changes in and expectations with respect to license revenues and gross margins, future operating expense levels, future operating results, the impact of quarterly fluctuations of revenue and operating results, staffing and expense levels, expected cash and investment balances and the impact of foreign exchange rate fluctuations. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, occurring after the date of this Annual Report on Form 10-K. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. For a detailed discussion of these risks and uncertainties, see the "Business" and "Risk Factors" sections in Items 1 and 1A, respectively, of this Annual Report on Form 10-K.

 PART I

Item 1.    Business

Callidus Software Inc.

        Incorporated in Delaware in 1996, Callidus Software Inc. (NASDAQ:CALD), doing business as CallidusCloud®, is a leading provider of cloud software. CallidusCloud enables organizations to drive performance and productivity across their business with our Hiring, Learning, Marketing and Selling clouds. From back office to the field, from desktop to mobile, we ensure organizations have the right tools to be more effective and perform better. We believe combined power of our clouds, our people, and our partners fuels growth, empowers the work force and delivers real value. CallidusCloud drives performance and productivity for over 1,700 leading organizations. Small, medium and large enterprises across multiple industries and geographies rely on CallidusCloud for quicker hiring, simpler learning, better marketing, and smarter selling.

        At the end of 2011, Callidus adopted a new brand identity, "CallidusCloud", to more accurately reflect our cloud-based solutions and technology roadmap. Callidus Software, Inc. is currently doing business as "CallidusCloud" (referred to herein as "CallidusCloud", "Callidus", "we" and "our").

        Our solution suite has undergone a dramatic expansion since the beginning of 2011 with the acquisition of ForceLogix (sales coaching), Salesforce Assessments (sales hire testing), iCentera (sales enablement), Litmos (learning management), Rapid Intake (content authoring), Webcom (Configure-Price-Quote, or CPQ), Leadformix (marketing automation and sales enablement), and 6FigureJobs (job advertisements, recruitment media services and other career-related services) as well as the launch of our latest release of Sales Selector, an online sales recruiting solution that brings together video interviewing with online temperament assessments and MySalesGame, which combines gamification and social technology to support strategic incentives. For every company, regardless of size, geography or vertical, we believe there are now one or more CallidusCloud solutions that enable them to drive productivity in their organization.

        While we offer our customers a range of purchasing and deployment options, from on-demand subscription to on-premise term or perpetual license, our business and revenue model is focused on recurring revenues. Recurring revenues consist of Software-as-a-Service ("SaaS") revenues and recurring maintenance revenues. SaaS revenues are primarily made up of on-demand hosting revenues, sales operation services and term license revenues.

        Our software consulting services provide customers with a full range of sales effectiveness solution implementations, system upgrades, strategic consulting, migration assistance, reporting and integration consulting and solution architecture services.

        As of December 31, 2012, over 5 million salespeople, brokers and channel representatives had their sales performance managed by our products.

Products

        The CallidusCloud product suite provides an end-to-end SaaS solution for hiring, sales and channel enablement, deal maximization, lead management, compensation automation, strategic incentives, sales performance management and mobile learning. Our suite combines this complete SaaS-based solution with award-winning reporting and analytics framework, and workflow functionality. While we believe our horizontal solution is applicable to industries generally, CallidusCloud additionally provides value-added industry-specific solutions, particularly in telecommunications, insurance, banking, and technology markets. CallidusCloud solutions are cross-platform and standards-based, enabling them to be integrated with a wide range of IT systems and processes. CallidusCloud also provides packaged integration with Salesforce.com, NetSuite, Dynamics and Oracle, enabling organizations' sales and marketing teams to seamlessly access our applications from its Sales Force Automation/Customer Relationship Management system.

        Leveraging our on-demand service, organizations gain the benefit of a rapid deployment that provides flexibility, efficiency, cost savings, security, and reliability. Our solutions can be configured with a selection of business process outsourcing levels and options that tailor to an organization's business objectives, requirements, and resources. Our on-demand customers rely on our SaaS operations services to provide the infrastructure, including operations and software application operations layers.

        Customers that prefer to run our products on their own premises purchase term, or in certain cases, perpetual licenses. Our term license offering gives our customers the right to use our products for a period of time, typically 12 to 36 months.

        Our products currently offered are listed below.

The Hiring Cloud

        The Hiring Cloud accelerates the sales selection and hiring processes so managers can interview numerous sales candidates more rapidly, while reducing the risk of costly hiring mistakes, and comprises the following products and modules:

        Sales Selector, based on the Salesforce® Assessments platform, delivers a unique combination of online video interviewing, assessment testing, and social benchmarking designed to enable sales managers to rapidly evaluate candidates based on selling technique, sales temperament, and proven performance.

        6FigureJobs, from the acquisition in May 2012, is an executive career community that offers online job search resources and content for job-seeking professionals.

  The Marketing Cloud

        The Marketing Cloud is comprised of the following products and modules:

        LeadFormix® Inc., acquired in 2012, is a Marketing Automation platform that enables sales teams to rapidly identify and reach decision makers, and close deals faster. LeadFormix® empowers the sales team with superior lead intelligence and prospect information, provides analytics that help marketing and sales teams identify the right business opportunities to pursue, and delivers sophisticated lead scoring algorithms that enable both teams to prioritize leads by jointly deciding the ideal lead score to be considered 'sales-ready'.

        Enablement, from the acquisition of iCenteraTM, is a cloud and mobile solution designed to align marketing and sales to provide playbooks, collaboration portals, content management and reporting. We believe the solution to be a centerpiece for any enablement strategy by offering sales a centralized source of content and guidance on what to use at each stage of the sales cycle, allowing marketing to obtain the insight necessary to understand content usage and collect feedback from the field.

The Selling Cloud

        The Selling Cloud comprises the following products and modules:

        Commissions automates the modeling, design, administration, reporting, and analysis of commissions and incentive programs based on customer-defined key performance indicators ("KPIs"). These KPI's typically include profitability of sales or customer value, orders, and new product introduction or geographic expansion. Commissions is a flexible, user-maintainable system intended to be easily modified throughout fiscal periods based on organizational or market changes. The solution also provides sophisticated modeling functionality to enable organizations to simulate different organizational, incentive, and market scenarios to project financial results and sales expenditures. This combined modeling functionality enables organizations to structure efficient incentive plans and assess their cost to the organization. Commissions also includes modules for Management by Objectives ("MBOs"), Quotas, Channel, Reporting and Workflow.

        Sales Performance Manager ("SPM") enables businesses to set targeted coaching plans tailored to the individual sales professional. SPM provides managers a complete view of performance based on KPIs from multiple data stores across the enterprise, as well as skills evaluation recorded in the field through mobile devices. With SPM, managers can identify the core activities and behaviors that drive top performance, and then set a tailored coaching plan designed to bridge the gap between the individual sales professional and the top performer.

        MySalesGame combines gamification and social technology to create an innovative platform that provides tools necessary to create meaningful and sustainable organizational behavior change. We believe that MySalesGame simplifies complex tasks into smaller objectives, communicates goals clearly and provides instant recognition of achievements. By tapping into the inherent competitiveness in people and leveraging social technology, gamification enables businesses to motivate and encourage sales people across the entire organization. MySalesGame is a CallidusCloud in-house development built on top of the Badgeville® behavior management platform.

        Incentive Compensation Management ("ICM") is a solution designed specifically for the needs of the insurance industry. ICM is built to deliver extreme automation in integration, incentive and bonus plan configuration, producer management, payout calculation and communication. It is a highly configurable solution supporting rapid deployment, ease of use and reduced operational complexity. As part of the solution, the producer portal allows for delivery of payment and performance-related information through the web or a Customer Relationship Management system.

        Configure-Price-Quote ("CPQ"), from the acquisition of WebcomTM, is a cloud and mobile solution intended to make the quoting and selling process simpler, faster, and cheaper. Sales personnel are provided with the right questions to better understand what solution the buyer needs and rapidly translate these into a quote featuring the optimum combination of products and services. Cross-sell and up-sell opportunities are highlighted to increase the deal size and value to the customer. Further since quotes are automatically generated, costly product configuration errors are eliminated, margin is preserved, and precious sales time is saved. All CPQ output works on PCs, Macs, and most touchscreen mobile devices.

        WorkFlow, also from the acquisition of WebcomTM, is a cloud and mobile solution that automates business processes with workflow and promotes collaboration. Example flows include commission plan and payment approvals, hiring and onboarding flows, deal collaboration and partner deal registration. We believe our WorkFlow solution enables customers to fix broken business processes with efficient, easy to configure workflows and promoting improved collaboration to speed up critical tasks and reduce errors.

The Learning Cloud

        The Learning Cloud comprises the following products and modules:

        LitmosTM Learning Management System ("LMS"), from the acquisition of Litmos enables companies to quickly deploy training content to their staff and channel partners over the cloud. Designed from the ground up to be easy to deploy and easy to use, the product helps lower training costs and improve performance while giving users the flexibility to consume training content at their convenience. All Litmos LMS output is compliant with the Sharable Content Object Reference Model ("SCORM") standard and works on PCs, Macs, and most touchscreen mobile devices. Litmos LMS supports content created in many formats using a wide range of tools, including our own Rapid Intake content authoring solution.

        Rapid Intake® Content Authoring, from the acquisition of Rapid Intake, is a tool for course developers to collaboratively create courses once and publish to both desktop browsers and mobile devices in one joint package. All output is SCORM compliant and works on PCs, Macs, and most touchscreen mobile devices. Rapid Intake's eLearning Studio™ and mLearning Studio™ products enable instructional designers and content owners to collaboratively create interactive courses built on proven learning patterns, regardless of skill levels, and deliver them over the cloud on desktops, laptops and mobile devices.

Services

        CallidusCloud® provides a full range of services to our customers, including professional services, sales operations services, maintenance and technical support services, and educational and professional development services.

        Professional Services.    Callidus provides integration and configuration services to our customers and partners. Professional services typically include the identification and sourcing of legacy data, configuration of application rules to create compensation and coaching plans, set up of pre-defined reports and custom reports, and the ability to interface our hosted application with other applications used by our customers. Configuration and other professional services related to our software can be performed by our customers, or at their discretion, by us or third-party implementation providers. We also provide services to our implementation partners to aid them in certain projects and training programs. In addition, we provide strategic and expert services to help customers optimize incentive compensation business processes and management capability.

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

        Maintenance and Technical Support Services.    Callidus has maintenance and technical support centers in the United States and India. We currently offer two levels of support, standard and premium, which are generally provided on an annual basis. Under both levels of support, our customers are provided with online access to our customer support database, telephone, web and e-mail support, and all product enhancements and new releases. Online chat is offered to customers as an alternative option. In the case of premium support, customers are provided with access to a support engineer 24 hours a day, 7 days a week. In addition, customers who subscribe to standard or premium support can access remote technical account managers to assist with management and resolution of support requests.

        Educational and Professional Development Services.    Callidus offers a comprehensive set of over 20 performance-oriented, role-based training courses for our customers, partners, and employees. Our educational services include self-service web-based training, classroom training, virtual training with off-site instructors, on-site training, and custom training. Our professional certification is available to promote standards for SPM professionals who demonstrate the ability to implement our suite of products.

Operations, Technology and Development

        CallidusCloud offers our customers various options to purchase and deploy our products, primarily through our on-demand, SaaS subscription and on-premise term license. CallidusCloud can be configured with a selection of service levels and options that suit an organization's business objectives, requirements, and resources. CallidusCloud customers rely on our SaaS operations services to provide the infrastructure, infrastructure operations, and software application operations layers required for the on-going support of sales effectiveness and sales performance management. In addition to SaaS Operations, our Sales Operations services provide plan and reporting administration services, which include compensation plan maintenance, coaching plan management, portal management, report design and maintenance, customer service, issue resolution, and production support. Customers selecting these services do not need to hire or train a team to design and run the system.

        We have developed our on-demand infrastructure with the goal of maximizing the availability, performance, and security of our application. We serve our customers primarily through a third-party facility, Raging Wire, located in California and a second data center located in Virginia owned by Latisys Systems. Our hosting operations incorporate x86 hardware running Solaris and Linux operating systems with a highly scalable proprietary grid computing engine. This allows us to support small and medium sized businesses at a low cost with the flexibility to scale to large and complex customer environments. Our hosting infrastructure and application architecture enables us to offer a service level commitment to our customers of 99% uptime per period, excluding designated periods of maintenance. We have adopted information security policies modeled on the ISO 27002 standards, and we are compliant with all SSAE16 SOC 1 Type 2 requirements.

        We organize our development staff along product lines, with an engineering services group providing centralized support for quality assurance, technical documentation, and advanced support. In

2012, 2011, and 2010, we recorded research and development expenses of $16.6 million, $12.0 million and $10.4, respectively. These expenses include stock-based compensation.

Customers

        While our products and services can serve the general sales, marketing, learning and hiring needs of all companies, we have driven particular penetration with our solutions and expertise in the telecommunications, insurance, banking, and technology markets. In 2012, 2011 and 2010, no customer accounted for more than 10% of our total revenues. Americas' revenues represented 83%, 83% and 88% of our total revenues in 2012, 2011 and 2010, respectively, with the remainder generated in Europe and the Asia Pacific region.

        We ended 2012 with over 1,700 customers on annual plans.

Sales and Marketing

        We sell and market our software primarily through a direct sales force but also in conjunction with our external partners. In the United States, we have sales and service offices in Birmingham, Alabama; Milwaukee, Wisconsin; New York, New York; Chicago, Illinois; Provo, Utah; and Pleasanton, California (headquarters). Outside the United States, we have sales and service offices in Australia, Canada, Hong Kong, Serbia, Singapore, Spain, and the United Kingdom.

        Sales.    Our direct sales force, consisting of account executives, technical pre-sales engineers and field management, is responsible for the sale of our products to global enterprises across multiple industries, and is organized into geographic territories.

        Marketing.    Our marketing activities include product and customer marketing functions as well as marketing communications. Product marketing is responsible for defining new product requirements, managing product life cycles, and generating content for sales collateral and marketing programs. Marketing communications is focused on both primary demand generation efforts to increase awareness of sales effectiveness and secondary demand generation efforts to drive sales leads for our products and services. This is done through multiple channels, including advertising, webcasts, industry events, email marketing, web marketing, and telemarketing. In addition, our corporate website is optimized to drive prospects to our solutions and generate additional sales opportunities. Our marketing activities are optimized by our own Enablement and Marketing Automation solutions.

Alliances and Partnerships

        We actively promote and maintain strategic relationships with systems integrators, consulting organizations, independent software vendors, value-added resellers, and technology providers. These relationships provide both customer referrals and co-marketing opportunities, which have helped expand our customer base. On a national and global basis, we have established alliances with partners such as Accenture, NTT, PWC, Deloitte, Canidium and OpenSymmetry. We have also enhanced our relationship with technology partners such as Salesforce.com, NetSuite and Oracle.

Competition

        Our principal competition comes from Oracle Corporation and internally developed software solutions. We also compete with other software and consulting companies that generally focus on specific industries or sectors, including:

  •
  Hiring: HireVue and InterviewStream

  •
  Marketing: Marketo, and Pardot

  •
  Selling: BigMachines, Cameleon Software, Merced Systems, Synygy, SAVO, and Sterling Commerce, IBM Varicent Software and Xactly Corporation

  •
  Learning: Adobe Systems, Saba, SAP-SuccessFactors, and SumTotal Systems.

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

        We believe our on-demand offering competes favorably with the competition in terms of speed of implementation, reliability, security, scalability, and portability. The addition of our acquired solutions further enhances our ability to provide comprehensive sales effectiveness solutions delivered from a single vendor. While our competitors offer viable market alternatives, we believe that we have developed superior breadth and depth of functionality, as demanded by specific vertical markets, while providing increased operational flexibility to support more rapid deployment capability. Additionally, we have created substantial product differentiation by adding features to our products that are specific to each of our target markets and that scale to growing business needs.

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

Intellectual Property

        Our success and ability to compete is dependent, in part, on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We rely on a combination of patents, trademarks, copyrights, service marks, trade secrets, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and intellectual property.

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

Employees

        As of December 31, 2012, we had a total of 613 employees. Of those employees, 121 were in sales and marketing, 160 were in research and development and technical support, 121 were in professional services and training, 154 were in on-demand operations, and 57 were in general and administration. We consider our employee relations to be good and have not experienced interruptions of operations due to labor disagreements.

Executive Officers of the Company

        The following table sets forth certain information with respect to our executive officers as of December 31, 2012:

Name	Age	Position	Executive Officer Since
Leslie J. Stretch	51	President; Chief Executive Officer	2005
Ronald J. Fior	55	Senior Vice President, Finance and Operations; Chief Financial Officer	2002
V. Holly Albert	54	Senior Vice President, General Counsel and Corporate Secretary	2006
Michael L. Graves	43	Senior Vice President, Engineering	2007

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

        Michael L. Graves has served as our Senior Vice President, Engineering, Chief Technology Officer since September 2007. Prior to that, Mr. Graves was our Senior Vice President, Engineering from February 2007 to September 2007. Previously, Mr. Graves served in a variety of roles at Oracle Corporation, an enterprise application software company, from October 1997 to February 2007, most recently as Vice President of Engineering, Oracle Applications from January 2006 to February 2007, and Senior Director of Engineering from October 1997 to January 2006. Mr. Graves holds a B.S. in Finance-Economics from the University of California, Berkeley.

Available Information

        We make available, free of charge, on our website (www.calliduscloud.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other periodic reports as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission.

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

 RISKS RELATED TO OUR BUSINESS

         We have a history of losses, and we cannot assure you that we will return to or maintain non-GAAP profitability.

        Our recurring revenue model resulted in Non-Generally Accepted Accounting Principles ("non-GAAP") quarterly operating profits which started in the third quarter of 2010, and which continued throughout 2011. However, the profits were insufficient to offset GAAP losses over those periods, and we did not experience non-GAAP operating profits during 2012. Specifically, on a GAAP basis, we incurred net losses of $27.7 million in 2012, $15.8 million in 2011, and $12.7 million in 2010. Revenues from perpetual licenses and professional services continue to be below historical levels, and we do not expect revenues from either to return to the levels we experienced prior to our transition to a recurring revenue model. To achieve non-GAAP profitability, we must further increase our total revenues, principally by growing our recurring revenue offerings by entering into more and/or larger transactions, maintaining or reducing the rate of existing customer cancellations, and ensuring that our cost structure is aligned with our recurring revenue model. Our ability to increase recurring revenue in

2013 will be adversely affected by the loss starting in the second quarter of 2013 of a significant customer that accounted for approximately $1.5 million per quarter in recurring revenue in 2012. We must also continue the cost cutting actions entered into during 2012 to continue to reduce expenses. If we cannot increase our recurring revenue and control costs, our future results of operations and financial condition will be adversely affected and we may be unable to return to non-GAAP profitability.

        We continue to monitor and manage our expenses in an effort to further optimize our performance for the long-term. However, there is no assurance that these steps will be adequate and unforeseen expenses, difficulties or delays may prevent us from realizing our goals. We may need to incur restructuring expenses or implement other cost reduction efforts in the future and, even with these or any future actions, we cannot be sure that we will achieve or sustain profitability on a quarterly or annual basis in the future. In addition, we cannot be certain the steps we have taken to control our costs in the near term will not adversely affect our prospects for long-term revenue growth. If we cannot increase our total revenues, continue to improve our gross margins, and control our costs, our future operating results and financial condition will be negatively affected.

         If we are unable to increase the profitability of our recurring revenue products and services, our operating results could be adversely affected.

        We have invested, and expect to continue to invest, substantial resources to expand, market, and refine our recurring revenue products and services offerings. Our recurring revenue business model, and our on-demand services in particular, has generally generated much lower gross margins than our traditional perpetual license sales. If we are unable to continue increasing the volume of our on-demand business or improving gross margins in our recurring revenue product and services offerings, we may not be able to achieve or sustain profitability and our operating results and financial condition will be adversely affected. Factors that could harm our ability to improve our gross margins include:

  •
  significant attrition as customers decide for their own economic or other reasons to not renew their on-demand contracts;

  •
  increased cost of third-party services providers, including hosting facilities for our on-demand operations and professional services contractors performing implementation and technical support services to on-demand customers as well as inefficiencies, delays and unacceptable quality from such vendors;

  •
  increased cost to license and maintain third-party software embedded in our solution or the cost to create or substitute such third-party software if it can no longer be licensed on commercially reasonable terms;

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

  •
  higher wage and benefits costs for our existing personnel or the need to increase the number of our employees to support increasing customer demands for our professional services, technical support or general operations; and

  •
  increased costs of integrating our recent acquisitions and related products.

         Acquisitions and investments present many risks. We may not realize the anticipated financial and strategic goals for any such transactions, and may not be able to successfully integrate and manage the acquired businesses.

        We continue to evaluate opportunities to expand and enhance our product and services offerings to meet our customers' needs, increase our market opportunities and grow revenues, both through internal development efforts and external acquisitions and partnerships. We completed six acquisitions in 2011, two acquisitions in 2012, and we may continue to acquire or make investments in other companies, products, services and technologies in the future. Acquisitions and investments involve a number of risks, including the following:

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

These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. In addition, from time to time, we may enter into negotiations for acquisitions investments that are not ultimately consummated, which could result in significant diversion of management time, as well as out-of-pocket expenses.

         Breaches of security or failure to safeguard customer data could create the perception that our products and services are not secure, causing customers to discontinue or reject the use of our products or services and potentially subject us to significant liability. Implementing, monitoring and maintaining adequate security safeguards may be costly.

        Our on-demand service allows customers to access our solutions and transmit confidential data, including personally identifiable individual data of their employees, agents, and customers over the Internet. We also store data provided to us by our customers on servers in third-party data warehouses. In addition, we may have access to confidential and private individual data as part of our professional services organization activities, including implementation, maintenance and support of our software for term and perpetual license customers.

        Moreover, many of our customers are subject to heightened security obligations regarding the personally identifiable information of their downstream customers. In the United States, these heightened obligations particularly affect the financial services, healthcare and insurance sectors, which are subject to stringent controls over personal information under the Gramm-Leach-Bliley Act, Health Insurance Portability and Accountability Act, Health Information Technology for Economic and Clinical Health Act and other similar state and federal laws and regulations. In addition, the European Union Directive on Data Protection as well as the laws and regulations of the Member States of the European Union implementing the directive create international obligations on the protection of personal data that typically exceed security requirements mandated in the United States. The security measures we have implemented and may need to implement, monitor and maintain in the future to satisfy the requirements of our customers may be substantial and involve significant time and effort, which are typically not chargeable to our customers.

        If we do not adequately safeguard the information imported into our solutions or otherwise provided to us by our customers, or if third parties penetrate our systems or security and misappropriate our customers' confidential information, our reputation may be damaged and we may be sued and incur substantial damages in connection with such events. Even if it is determined that our security measures were adequate, the damage to our reputation may cause customers and potential customers to reconsider the use of our products and services, which may have a material adverse effect on our results of operations.

         Decreases in retention rates for customer on-demand subscription or on-premise maintenance arrangements could materially impact our future revenues or operating results.

        Our customers have no obligation to renew our on-demand service or maintenance support transactions after the expiration of the respective initial subscription or maintenance period, which is typically 12 to 24 months, and some customers have elected not to renew. Our customers may renew for fewer payees or renew for shorter contract lengths. In addition, we offer a pay-as-you-go model, whereby customers can pay for our on-demand service on a monthly basis without a long-term commitment, which may unexpectedly increase the rate of customer non-renewals and thus negatively and unpredictably affect our recurring revenue during a particular reporting period. Our customer retention rates, including the retention of customers gained from the addition of our recently acquired products, may decline If our customers' renewal rates decline or fluctuate as a result of a number of factors, including their reduced spending levels, their decision to do more of the work themselves internally, or dissatisfaction with our service, our revenue will be adversely affected and our business will suffer.

         Our success depends upon our ability to develop new products and services and enhance our existing products and services rapidly and cost-effectively. Failure to successfully introduce new or enhanced products and services may adversely affect our operating results.

        SaaS sales effectiveness solution and cloud computing markets are generally characterized by:

  •
  Rapid technological advances;

  •
  changing customer needs; and

  •
  frequent new product introductions and enhancements.

        To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, achieve market acceptance and effectively respond to competition, we must quickly identify emerging trends and requirements, accurately define and design enhancements and improvements for existing products and services, and introduce new products and services. Accelerated introductions and short product life cycles for products and services require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products or services we develop may not be introduced in a timely manner or be available in a distribution model acceptable to our target markets, and may therefore not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to quickly and successfully develop or acquire and distribute new products and services cost-effectively, or enhance existing products and services, or if we fail to position and price our products and services to meet market demand, our business and operating results will be adversely affected.

         Our operations insourcing as well as use of offshore product development, support and professional services may prove difficult to manage or of inadequate quality to allow us to realize our cost reduction goals and produce new products and services and provide professional services in order to drive growth.

        During 2012, we entered into a build, operate and transfer agreement with an India-based contractor who previously performed certain engineering services for product development, customer technical support and professional consulting services. The agreement migrated these services to our wholly-owned Indian subsidiary, CallidusCloud (India) PvtLtd. To successfully transition these services to internal operations requires us to integrate these individuals and operations and we may not realize the anticipated benefits and cost savings. In addition, we only recently acquired our Indian subsidiary as part of the LeadFormix, Inc. acquisition in January 2012, and we may experience problems integrating these operations with our existing operations and customer environment. Our use of offshore resources to perform new product and services development, and provide support and professional consulting efforts has also required, and will continue to require, detailed technical and logistical coordination. We must ensure that international resources are aware of and understand development specifications and customer support, implementation and configuration requirements and that they can meet applicable timelines or, if they are not met, that any delays are not significant. We may not be able to maintain acceptable standards of quality in support, product development and professional services. If we are unable to successfully maintain the quality of services provided by our international third-party service providers, our attempts to reduce costs and drive growth through new products and margin improvements in technical support and professional services may be negatively impacted, which would adversely affect our results of operations. Outsourcing services to offshore providers may expose us to misappropriation of our intellectual property or that of our customers, or make it more difficult to defend our rights in our technology. We still expect to use other offshore third-parties to perform technical services in the future.

         Errors in our products and interruptions in our services could be costly to correct and time consuming to repair, and adversely affect our reputation and impair our ability to sell our products and services.

        Our products and services are complex and, accordingly, they may contain errors, or "bugs." Any errors or vulnerabilities could be extremely costly to correct, materially and adversely affect our reputation and impair our ability to sell our products and services. Further, our efforts to reduce costs by employing more subcontracting personnel to perform product development, technical support, professional services and application hosting tasks may make it more difficult for us to timely respond to product errors and service interruptions. Moreover, customers relying on our products to calculate and pay incentive compensation may have a greater sensitivity to product errors, security vulnerabilities and service interruptions than in other applications. If we incur substantial costs to correct any product errors or repair service availability issues, our operating margins will be adversely affected.

        Because our customers depend on our products and services for their critical business functions, any interruptions could result in lost or delayed market acceptance and sales of our products and services, product liability suits against us, diversion of development resources and substantially greater service level credits and warranty costs than anticipated or accrued.

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

         The transfer of our on demand infrastructure may result in interruptions to service or other difficulties which may negatively impact our customers.

        Our products and services deliver solutions by using an integrated architecture environment, which has previously been provided through third-party facilities. We are in the process of building a new, in-house data center in Santa Clara, CA to support our on demand solutions. Our new systems, procedures or controls might not be adequate to support this new function. Further, these functions are complex and disruptions to the environment could occur during the transfer of customers to the new data center, which may result in increased exposure to remediation efforts and liability claims against us for breach of service level commitments to our customers, customer terminations and damage to our reputation and future business prospects.

         We might not be able to manage our operations efficiently or profitably.

        The actions we have taken, such as acquiring various companies and transitioning certain functions from external to internal resources, and may take in the future, may cause disruptions in or add complexity to our operations. During periods of growth in our operations, we will likely need to expand the size of our staff, grow and manage our related operations and third-party partnerships, and potentially amplify our financial and accounting controls to ensure they remain effective. Such changes may increase our expenses, and there is no assurance that our infrastructure will be sufficiently scalable to efficiently manage any growth that we may experience. If we are unable to leverage our operating cost investments as a percentage of revenues, our ability to generate or increase profits will be adversely impacted.

         The market for sales talent lifecycle, including sales effectiveness products and services may not continue to develop or grow as we expect.

        Our market for sales talent lifecycle including sales effectiveness services and products is evolving. We believe one of our key challenges is to be able to demonstrate the benefit of our products and services to prospective customers such that they place purchases of our products and services at a higher priority relative to other projects. Our financial performance depends in large part on continued growth in the number of organizations adopting sales effectiveness and other related solutions to manage the performance of their sales organizations. The market for sales effectiveness solutions may not develop as we expect, or at all. Moreover, our competitors may be more successful than we are in capturing the market. In either case, our business and operating results will be adversely affected.

         A substantial majority of our revenues are derived from our Commissions solution and related products and services, and a decline in those sales could adversely affect our operating results and financial condition.

        We derive, and expect to continue to derive, a substantial majority of our product revenues from our Commissions solution and related products and services, and are particularly vulnerable to fluctuations in demand for that solution. Accordingly, if demand for our Commissions application and related products and services decline significantly, our business and operating results will be adversely affected.

         Our quarterly revenues and operating results are likely to continue to fluctuate, possibly substantially, which may harm our results of operations, and because we recognize revenue from subscriptions from our on-demand service and maintenance agreements over a period of time, downturns or upturns in sales may not be immediately reflected in our operating results.

        Because we generally recognize on-demand and maintenance revenues from customers ratably over the terms of their subscription and maintenance support agreements, most of the recurring revenues we report in each quarter result from the recognition of deferred revenue relating to agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions and maintenance in any one quarter will not necessarily be fully reflected in the revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our on-demand services and term licenses or increases in customer attrition may not be fully reflected in our results of operations until future periods. Our on-demand subscription model also makes it more difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. In addition, although our revenue is primarily focused on recurring revenues, we anticipate continuing to recognize perpetual license revenue, particularly with international customers. Perpetual license revenue is difficult to forecast and is likely to fluctuate, sometimes significantly, from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. Our ongoing focus on our on-demand business resulted in lower revenues from perpetual licenses and decreased customer expenditures on professional services in 2012 when compared to historical levels. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as definitive indicators of future performance.

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

  •
  the pay-as-you-go subscription model without long-term customer commitments;

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

        Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act, requires an effective planning and management process. In 2012, we transitioned from a number of disparate systems and implemented Netsuite, a SaaS enterprise resource planning software. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. If we experience a significant deficiency, material weakness or any other delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, our ability to record and report financial and management information on a timely and accurate basis could be impaired.

         Our services revenues produce substantially lower gross margins than our recurring and license revenues, and periodic variations in the proportional relationship between services revenues and higher margin recurring and license revenues have harmed, and may continue to harm, our overall gross margins.

        Our services revenues, which include fees for consulting, implementation and training, were 21%, 21%, and 21% of our revenues for 2012, 2011, and 2010, respectively. Our services revenues have substantially lower gross margins than our recurring and license revenues.

        Historically, services revenues as a percentage of total revenues have varied significantly from period to period due to a number of circumstances including fluctuations in licensing and, to a lesser extent, recurring revenues, changes in the average selling prices for our products and services, and the effectiveness and appeal of competitive service providers. More recently, the extent of the fluctuations has diminished, primarily as a consequence of decreased need for consulting services and fewer perpetual license transactions under our recurring revenue model. However, while the fluctuation in the percentage of services revenues as compared to total revenues has moderated on a quarterly basis, we continue to expect wider variability in services revenue itself from quarter-to-quarter, principally as the number of new recurring revenue customer transactions varies from quarter to quarter.

        In addition, the volume and profitability of services can depend in large part upon:

  •
  competitive pricing pressure on the rates that we can charge for our professional services;

  •
  the timing of milestone acceptance contracts;

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

        As an example of the pressure on our services offerings, many prospective customers outsource technology projects offshore to take advantage of lower labor costs. We also utilize offshore subcontracting resources to provide professional services at competitive market rates. Additionally, market rates for the types of professional services we offer vary depending on the geographic regions where the services are performed. Moreover, as we expand our international services operations, revenues may be impacted by fluctuations in currency exchange rates. Consequently, as our customer base expands internationally, we expect greater variation in the proportion of services revenues compared to our other higher margin recurring and license revenues, which may increase or erode margins for our service revenues and our overall gross margins.

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

        To expand our business successfully and maintain a high level of quality, we need to recruit, retain and motivate highly skilled employees and subcontractors in all areas of our business, including sales, professional services and engineering. In particular, if we are unable to hire or subcontract for and retain talented professional services and technical support personnel with the skills, and in the locations, we require, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain labor needs. As our customer base increases and as we continue to evaluate and modify our organizational structure to increase efficiency, we are likely to experience staffing constraints in connection with the deployment of trained and experienced professional services and support resources capable of implementing, configuring, maintaining and supporting our product and related services. Moreover, as a company focused on the development of complex products and the provision of online services, we are often in need of additional software developers and engineers. We have relied on our ability to grant equity compensation as one mechanism for recruiting, retaining and motivating such highly skilled personnel. Our current Amended and Restated 2003 Stock Incentive Plan expires in November 2013, and our ability to provide equity compensation depends, in part, upon receiving stockholder approval for new equity compensation plans. If we are not able to secure such approval from our stockholders, our ability to recruit, retain and motivate our personnel may be adversely impacted, which would negatively impact our operating results.

         If we do not compete effectively, our revenues may not grow and could decline.

        We have experienced, and expect to continue to experience, intense competition from a number of software companies. We compete principally with vendors of sales effectiveness software, Enterprise Incentive Management ("EIM") software, enterprise resource planning software, and customer relationship management software. Our competitors may announce new products, services or enhancements that better meet the needs of customers and/or changing industry standards. Increased competition may cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

        Many of our enterprise resource planning competitors and other potential competitors have significantly greater financial, technical, marketing, service and other resources. Many also have a larger installed base of users, longer operating histories or greater name recognition. Some of our competitors' products may also be more effective at performing particular sales effectiveness or EIM system functions or may be more customized for particular customer needs in a given market. Even if our competitors provide products with less SPM or EIM system functionality than our products, their products may incorporate other capabilities, such as recording and accounting for transactions, customer orders or inventory management data. A product that performs these functions, as well as some of the functions of our solutions, may be appealing to some customers because it would reduce the number of applications used to run their business.

        Our products generally must be integrated with software provided by a number of our existing or potential competitors. These competitors could alter their products in ways that inhibit integration with ours, or they could deny or delay our access to advance software releases, which would restrict our ability to adapt our products for integration with their new releases and could result in the loss of both sales opportunities and renewals of on-demand services and maintenance.

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

        Our success and ability to compete is dependent on the proprietary technology embedded in our products and services. We rely on a combination of patents, trademarks, copyrights, service marks, trade secrets, contractual provisions and other similar measures to establish and protect our proprietary rights. We cannot protect our intellectual property if we are unable to enforce our rights or if we do not detect its unauthorized use. Despite our precautions, it may be possible for unauthorized third parties to copy and/or reverse engineer our products and services and use information that we regard as proprietary to create products and services that compete with ours. The provisions in our license agreements prohibiting unauthorized use, copying, transfer and disclosure of our licensed programs and services may be unenforceable under the laws of certain jurisdictions. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent that we engage in international activities, our exposure to unauthorized copying and use of our products, services and proprietary information increases.

        We enter into confidentiality and license agreements, as applicable, with our employees and consultants and with customers and third parties with whom we have strategic relationships. We cannot ensure that these agreements will be effective in controlling access to and distribution of our products, services and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products and services. Litigation may be necessary to enforce our intellectual property rights and protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business.

         Our results of operations may be adversely affected if we are subject to a protracted infringement claim or one that results in a significant damage award.

        From time to time, we receive claims that our products, services offerings or business infringe or misappropriate the intellectual property rights of third parties, and our competitors or other third parties may challenge the validity or scope of our intellectual property rights. For more information, see "Item 3, Legal Proceedings". We believe that claims of infringement are likely to increase as the functionality of our products and services expand and as new products and services are introduced. Claims may also be made relating to technology that we acquire or license from third parties. Any infringement claim, regardless of the merit of such claim or our defense, could:

  •
  require costly litigation to resolve;

  •
  absorb significant management time;

  •
  cause us to enter into unfavorable royalty or license agreements;

  •
  require us to discontinue the sale of all or a portion of our products or services;

  •
  require us to indemnify our customers and/or third-party systems integrators; and/or

  •
  require us to expend additional development resources to redesign our products or services.

         In some international markets we have little or no experience, and may not achieve the expected results.

        We have limited experience in marketing, selling and supporting our products and services abroad. If we invest substantial time and resources to grow our international operations and fail to do so successfully, our business and operating results could be seriously harmed.

        We expect to continue expanding our international operations which may require substantial financial resources and a significant amount of attention from our management. International operations involve a variety of risks, particularly;

  •
  unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

  •
  differing abilities to protect our intellectual property rights;

  •
  use of international resellers and compliance with anti-bribery and anti-corruption laws including the U.S. Foreign Corrupt Practices Act;

  •
  differing labor regulations;

  •
  greater difficulty in supporting and localizing our products and services;

  •
  greater difficulty in establishing, staffing and managing foreign operations;

  •
  possible political and economic instability; and

  •
  fluctuating exchange rates.

         Deployment of certain products and services may require substantial technical implementation and support by us or third-party service providers. Failure to meet these requirements could cause a decline or delay in revenue recognition and an increase in our expenses.

        Certain products and services we deploy may require a substantial degree of technical and logistical expertise. Moreover, some of our customers require large, enterprise-wide deployments of our products and services. It may be difficult for us to manage these deployments, including the timely allocation of personnel and resources by us and our customers. Failure to successfully manage the process could harm our reputation both generally and with specific customers and may cause us to lose existing customers, face potential customer disputes or reduce the number of new customers that purchase our products, each of which could adversely affect our revenues and increase our technical support and litigation costs. If actual remediation services exceed our accrued estimates, we could be required to take additional charges, which could be material.

         If we change prices, alter our payment terms or modify our products or services in order to compete successfully, our margins and operating results may be adversely affected.

        The intensely competitive market in which we do business may require us to change our prices and/or modify our pricing strategies in ways that may adversely affect our operating results. If our competitors offer deep discounts on competitive products or services, we may need to lower prices or offer other terms more favorable to existing and prospective customers in order to compete successfully, and alternatively, if we choose to raise prices based upon our own evaluation of the value of our products, it may not be well received by customers and may impact our sales volumes. Some of our competitors may bundle their products with their other products and services for promotional purposes or as a long-term pricing strategy, or provide guarantees of prices and product implementations. These practices could, over time, limit the prices that we can charge for our products or services or cause us to modify our existing market strategies accordingly. If we cannot offset price reductions and other terms more favorable to our customers with a corresponding increase in sales or decreased spending, then the reduced revenues resulting from lower prices would adversely affect our margins and operating results.

         Our products rely on third-party software licenses to operate, and the loss or inability to maintain these licenses and/or errors, discontinuations, or updates in or to such software, could result in increased costs, delayed sales, or customer claims against, or termination of, our existing agreements.

        We license technology from several software providers for our rules engine, analytics, and web viewer applications, and we anticipate that we will continue to do so for these features and other applications and from these or other providers in connection with future products. We also rely on generally available third-party software to run our applications. Any of these software applications may not continue to be available on commercially reasonable terms, if at all, or new versions may be released that are incompatible with our offerings. Some of the products could be difficult to replace, and developing or integrating new software with our products could require months or years of design and engineering work. The loss or modification of any of these technologies could result in delays in providing our products until equivalent technology is developed or, if available, is identified, licensed and integrated. Acquisitions of third-party technologies by other companies, including our competitors, may have a material adverse impact on us if the acquirer seeks to cancel or change the terms of our license.

        In addition, we depend upon the successful operation of third-party products in conjunction with our products and services. As a result, undetected errors in these products could prevent the implementation or impair the functionality of our products, delay new product introductions, limit the availability of our products via our on-demand service, and/or injure our reputation. Our use of additional or alternative third-party products could result in new or higher royalty payments if we are required to enter into license agreements for such products.

         Our products have unpredictable sales cycles, making it difficult to plan our expenses and forecast our results.

        It is difficult to determine with any certainty how long the sales cycles for our solutions will be, thereby making it difficult to predict the quarter in which a particular sale will close and to plan expenditures accordingly. Moreover, to the extent that sales are completed in the final two weeks of a quarter, the impact of recurring revenue transactions is typically not reflected in our financial statements until subsequent quarters. In addition, the period between our initial contact with a potential customer and ultimate sale of our products and services is relatively long due to several factors, which may include:

  •
  the complex nature of some of our products;

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

        The failure to complete sales of our on-demand solution in a particular quarter will impact revenues in subsequent quarters as revenue from our on-demand services are recognized ratably over the term of the applicable agreement.

         Our latest product features and functionality may require existing on-premise customers to migrate to our on-demand solution. Moreover, we may choose or be compelled to discontinue maintenance support for older versions of our software products, forcing our on-premise customers to upgrade their software in order to continue receiving maintenance support. If existing on-premise customers fail to migrate or delay migration to our on-demand solution, our revenues may be harmed.

        We continue to promote our on-demand product offerings to existing customers who currently have on-premise perpetual and term licenses. Customers with on-premise licenses may need to migrate to our on-demand solutions to take full advantage of the features and functionality in those products and services. We also expect to periodically terminate maintenance support on older versions of our on-premise products for various reasons including, without limitation, termination of support by third-party software vendors whose products complement ours or upon which we are dependent. Regardless of the reason, a migration is likely to involve additional cost, which our customers may delay or decline to incur. If a sufficient number of customers do not migrate to our on-demand product offerings, our continued maintenance support opportunities and our ability to sell additional products to these customers, and as a result, our revenues and operating income, may be harmed.

         Disruptions, business failures and consolidations in the financial and insurance industries or the ongoing after-effects of the global economic crisis may adversely affect our revenues, operating results and financial condition.

        A substantial portion of our revenues are derived from sales of our products and services to customers in the insurance, high technology, and manufacturing industries. The continued disruptions in these industries and in the financial sector in 2012 and 2011 resulted in customers deferring or cancelling future planned expenditures for our products and services. Consolidations and business failures in these industries could reduce demand for our products and services even more. The disruptions in these industries and the continued after-effects of the global financial crisis may adversely impact our business in a number of important respects. These include (i) reduced bookings and revenues, as a result of longer sales cycles, reduced, deferred or cancelled customer purchases, and lower average selling prices; (ii) increased operating losses and reduced cash flows from operations; (iii) greater than anticipated uncollectible accounts receivable and increased allowances for doubtful accounts receivable; and (iv) impairment in the value of our financial and non-financial assets resulting in non-cash impairment charges. Any of these developments, or the combination thereof, may adversely affect our revenues, operating results and financial condition in future periods.

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

         Our revenues might be harmed by resistance to the adoption of our products and services by information technology departments.

        Some potential customers have already made substantial investments in third-party or internally developed solutions designed to model, administer, analyze and report on pay-for-performance programs. These companies may be reluctant to abandon such investments in favor of our products and services. In addition, information technology departments of potential customers may resist purchasing our solutions for a variety of other reasons, particularly the potential displacement of their historical role in creating and running software and concerns that packaged and hosted product offerings are not sufficiently customizable and/or pose data security concerns for their enterprises.

         We may lose sales opportunities and our business may be harmed if we do not successfully develop and maintain strategic relationships to implement and sell our products and services.

        We have relationships with third-party consulting firms, systems integrators and software vendors. These third parties may provide customer referrals, cooperate with us in the design, sales and/or marketing of our products and services, provide valuable insights into market demands, and provide our customers with systems implementation services or overall program management. However, in some cases we may not have formal agreements governing our ongoing relationship with certain of these third-party providers and the agreements we do have generally do not include specific obligations with respect to generating sales opportunities or cooperating on future business.

        We also from time to time consider strategic relationships that are new or unusual for us and which can pose additional risks. For example, while reseller arrangements offer the advantage of leveraging larger sales organizations than our own to sell our products, they also require considerable time and effort on our part to train and support the reseller's personnel, and require the reseller to properly motivate and incentivize its sales force. Also, if the reseller agreement is an exclusive arrangement, the exclusivity may prevent us from pursuing the applicable markets ourselves, and if the reseller is not successful in the particular location, may adversely affect our results of operations.

        Should any of these third parties go out of business, perform unsatisfactory services or choose not to work with us, we may be forced to develop new capabilities internally, which may cause significant delays and expense, thereby adversely affecting our operating results. These third-party providers may offer products of other companies, including products and services that compete with ours. If we do not successfully or efficiently establish, maintain, and expand our industry relationships with influential market participants, we could lose sales and service opportunities, which would adversely affect our results of operations.

         Inclusion of open source software in our products may expose us to liability or require release of our source code.

        We use a limited amount of open source software in our products and may use more in the future. We could be subject to suits by parties claiming ownership of what we believe to be open source software that has been incorporated into our products. In addition, some open source software is provided under licenses that require that proprietary software, when combined in specific ways with open source software, become subject to the open source license and thus freely available. While we take steps to minimize the risk that our products, when incorporating open source software, would become subject to open source licenses, few courts have interpreted open source licenses. As a result, the enforcement of these licenses is unclear. If our products were to become subject to open source licenses, our ability to commercialize our products and services and consequently, our operating results would be materially and adversely affected.

RISKS RELATED TO OUR INDEBTEDNESS

         We currently have a significant level of indebtedness.

        We issued $80.5 million in aggregate principal amount convertible senior notes (the "Convertible Notes") pursuant to an indenture between us and Wells Fargo Bank, N.A., as trustee in the second quarter of 2011. We repurchased $21.3 million aggregate principal amount of Convertible Notes during 2011. We may be required to repurchase the remaining outstanding balance of $59.2 million at maturity in 2016 or upon the occurrence of certain fundamental changes, as defined in the indenture. This indebtedness could, among other things:

  •
  make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

  •
  require us to dedicate a substantial portion of our cash flow from operations to service the indebtedness, thereby reducing the amount of cash flow available for other purposes or to pay other obligations; and

  •
  limit our flexibility in planning for and reacting to changes in our business.

        Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt. We may also incur expenditures that are outside of our control, such as costs associated with legal proceedings brought by other parties, or costs resulting from compliance with changes in laws. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Further, if we are required to repurchase the outstanding Convertible Notes, or if a default under the indenture accelerates the maturity or payment obligations of the Convertible Notes, we may not have sufficient funds to repurchase the Convertible Notes, repay our indebtedness or pay our other obligations, which could materially adversely impact our continuing operations and cause a decline in the price of our stock.

RISKS RELATED TO OUR STOCK

         Our stock price is likely to remain volatile.

        The trading price of our common stock has in the past and may in the future, be subject to wide fluctuations in response to a number of factors, including those described in this section. We receive limited attention by securities analysts and we frequently experience an imbalance between supply and demand in the public trading market for our common stock due to limited trading volumes. Investors should consider an investment in our common stock as risky and should purchase our common stock only if they can withstand significant losses. Other factors that affect the volatility of our stock include:

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

  •
  changes in our management team;

  •
  failure to meet published operating estimates or expectations of securities analysts and investors;

  •
  publication of research reports about us or our industry by securities analysts; and

  •
  developments with respect to intellectual property rights.

        Additionally, some companies with volatile market prices for their securities have been to the subject of securities class action lawsuits. Any such suit could have a material adverse effect on our business, results of operations, financial condition and the price of our common stock.

         Future sales of substantial amounts of our common stock, including securities convertible into or exchangeable for shares of our common stock, by us or our existing stockholders could cause our stock price to fall.

        We are not restricted from issuing additional shares of our common stock, including securities convertible into or exchangeable for, or that represent the right to receive, shares of our common stock such as shares underlying our existing Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a conversion rate, subject to adjustment upon certain events, of 129.6596 shares of common stock per $1,000 principal (equivalent to a conversion price of approximately $7.71 per share of our common stock).

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

        Our certificate of incorporation and bylaws contain provisions that could make it harder for a third-party to acquire us without the consent of our board of directors. For example, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms, which means that replacing a majority of our directors would require at least two annual meetings. A potential acquirer would also be required to provide advance notice of its proposal to replace directors at any annual meeting, and would not be able to accumulate votes at a meeting, which would require such potential acquirer to hold more shares to gain representation on the board of directors than if cumulative voting were permitted. In addition, we are a party to a stockholder rights agreement, which effectively prohibits a person from acquiring more than 15% (subject to certain exceptions) of our common stock without the approval of our board of directors. Furthermore, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. All of these factors make it more difficult for a third-party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders. Our board of directors could choose not to negotiate with a potential acquirer that it does not believe is in our strategic interests. If a potential acquirer is discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by these or other measures, under certain circumstances, this could reduce the market price of our common stock.

        In addition, certain provisions of the Convertible Notes described above could make it more difficult or more expensive for a third-party to acquire us. Upon the occurrence of a fundamental change as defined in the indenture, subject to certain conditions, holders of the Convertible Notes will have the right, at their option, to require us to purchase for cash all or any portion of the Convertible Notes with a principal amount equal to $1,000 or an integral multiple of $1,000 in excess thereof. We may also be required, under certain circumstances, to increase the conversion rate for the Convertible Notes if a holder elects to convert its Convertible Notes in connection with a make-whole fundamental change as defined in the indenture.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease our headquarters in Pleasanton, California which consists of approximately 44,000 square feet of office space. We also lease facilities in Arizona, Texas, Alabama, Illinois, Hong Kong, London, Wisconsin, Minnesota, New York, Serbia, India, Singapore, and Utah. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. Refer to Note 9 to the consolidated financial statements for information regarding our lease obligations.

Item 3.    Legal Proceedings

        On September 14, 2010, Versata Software, Inc., Versata Development Group, Inc., Clear Technology, Inc. and Versata FZ-LLC (collectively "Versata") filed suit against Callidus Software Inc. in the United States District Court for the District of Delaware. The suit asserted that Callidus infringed U.S. Patents 6,862,573 and 7,110,998. On March 5, 2012, Versata and Callidus entered into a settlement and patent license agreement ("Agreement"). Under the Agreement, Versata agreed to provide Callidus a nonexclusive license to the foregoing patents in exchange for $2.0 million in cash, and the parties also agreed to future resale partnership arrangements. The settlement cost was amortized to cost of revenues on a straight-line basis over the life of the patents. During the year ended December 31, 2011, the Company expensed $701,000, which represented the amortized expense from the issuance of the patents through December 31, 2011. The remaining settlement cost of $1.3 million was classified in intangibles and is being amortized to cost of revenues over the remaining life of the patents, which expire in 2023.

        On July 19, 2012, Versata Software, Inc. and Versata Development Group, Inc. filed suit against Callidus Software Inc. in the United States District Court for the District of Delaware. The suit asserted that Callidus infringes U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024. The Company believes that the claims are without merit and intends to vigorously defend against these claims.

        On August 31, 2012, the Company filed suit against Xactly Corporation in the United States District Court for the Central District of California. The suit alleges that Xactly Corporation infringes U.S. Patents 8,046,387 and 7,774,378. On October 24, 2012, the Company amended its complaint to add Xactly's President and Chief Executive Officer as a defendant and to add claims for trademark infringement, false advertising, false and misleading advertising, trade libel, defamation, intentional interference with prospective economic advantage, intentional interference with contractual relations, breach of contract and unfair competition, in addition to patent infringement. On January 28, 2013, the Company further amended its complaint to allege that Xactly Corporation also infringes U.S. Patent 6,473,748 and dismissing its intentional interference with contractual relations claim.

        On December 14, 2012, TQP Development, LLC filed suit against Callidus Software Inc. in the United States District Court for the Eastern District of Texas. Marshall Division. The suit asserts that Callidus infringes U.S. Patent No. 5,412,730. The Company believes that the claim is without merit and intends to vigorously defend against the claim.

        We are, from time to time, a party to other various litigation matters incidental to the conduct of our business, none of which, at the present time, we believe would be likely to have a material adverse effect on our future financial results.

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

	Fiscal year ended December 31, 2012				Fiscal year ended December 31, 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$4.88	$4.96	$8.02	$8.20	$6.49	$5.90	$7.00	$6.90
Low	$3.61	$3.90	$4.70	$6.26	$4.48	$4.17	$5.00	$5.13

        As of March 1, 2013, there were 37,244,619 shares of our common stock outstanding and held by 26 stockholders of record.

        We have never declared or paid cash dividends on our capital stock. We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Performance Graph

        The following performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

        The graph compares the cumulative total return of our common stock from December 31, 2007 through December 31, 2012 with the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index.

        The graph assumes that (i) $100 was invested in our common stock at the closing price of our common stock on December 31, 2007, (ii) $100 was invested in each of the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index at the closing price of the respective index on such date and (iii) all dividends received were reinvested. To date, no cash dividends have been declared or paid on our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Callidus Software Inc., The NASDAQ Composite Index
and The NASDAQ Computer & Data Processing Index

*
$100 invested on December 31, 2007 in stock or index, including reinvestment of dividends.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Callidus Software Inc.	$100	$58	$58	$98	$124	$88
NASDAQ Composite	$100	$59	$86	$100	$98	$114
NASDAQ Composite & Data Processing	$100	$53	$91	$107	$107	$121

*
The NASDAQ National Market Composite Index changed its name to the NASDAQ Composite Index in June 2006. The Company has not changed comparable indices from 2009.

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report. The selected consolidated statements of comprehensive loss data for each of the years in the three-year period ended December 31, 2012, and the consolidated balance sheet data as of December 31, 2012 and 2011, are derived from our audited consolidated financial statements that have been included in this annual report. The selected consolidated statement of comprehensive loss data for the years ended December 31, 2009 and 2008 and the selected consolidated balance sheet data as of December 31,

2010, 2009 and 2008 are derived from our audited consolidated financial statements that have not been included in this annual report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Recurring	$70,919	$63,002	$53,025	$46,322	$40,546
Services and other	24,033	20,769	17,855	34,736	66,635

Total revenues	94,952	83,771	70,880	81,058	107,181
Cost of revenues:
Recurring	30,039	32,820	26,180	22,468	16,111
Services and other	20,301	16,487	15,733	26,949	45,510
Patent settlement	—	701	—	—	—

Total cost of revenues	50,340	50,008	41,913	49,417	61,621

Gross profit	44,612	33,763	28,967	31,641	45,560
Operating expenses:
Sales and marketing	32,442	20,203	16,229	20,369	29,456
Research and development	16,643	12,025	10,369	13,853	14,597
General and administrative	19,953	17,726	13,754	12,310	14,237
Acquisition-related contingent consideration	(1,612)	—	—	—	—
Restructuring	1,115	649	1,655	2,993	1,641
Impairment of acquired intangible assets	—	—	160	—	—

Total operating expenses	68,541	50,603	42,167	49,525	59,931

Loss from operations	(23,929)	(16,840)	(13,200)	(17,884)	(14,371)
Interest income and other income (expense), net	70	(333)	46	307	729
Interest expense	(3,451)	(2,495)	(60)	1	(27)
Gain on extinguishment of convertible notes	—	915	—	—	—

Loss before provision for income taxes	(27,310)	(18,753)	(13,214)	(17,576)	(13,669)
Provision for (benefit from) income taxes	388	(2,919)	(478)	377	161

Net loss	$(27,698)	$(15,834)	$(12,736)	$(17,953)	$(13,830)

Net loss per share:
Basic and diluted	$(0.78)	$(0.48)	$(0.40)	$(0.60)	$(0.46)

Weighted average shares:
Basic and diluted	35,393	32,809	31,536	30,050	29,913

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$29,171	$52,789	$30,703	$33,550	$36,845
Total assets	124,743	133,607	79,805	66,259	83,879
Working capital	2,425	28,440	11,498	17,083	26,720
Total liabilities	121,315	119,065	51,723	35,028	39,913
Total stockholders' equity	3,428	14,542	28,082	31,231	43,966

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of 2012 Results

        We are a leading provider of cloud software. CallidusCloud enables organizations to drive performance and productivity across their business with our hiring, learning, marketing and selling clouds. From back office to the field, from desktop to mobile, we ensure organizations have the right tools to be more effective and perform better. We believe the combined power of our clouds, our people, and our partners fuels growth, empowers the work force and delivers real value. CallidusCloud drives performance and productivity for over 1,700 leading organizations. Small, medium and large enterprises across multiple industries and geographies rely on CallidusCloud for quicker hiring, simpler learning, better marketing, and smarter selling. In 2011 we adopted a new brand identity, "CallidusCloud", to more accurately reflect our cloud-based solutions and technology roadmap. We are currently doing business as "CallidusCloud".

        Our solution suite has undergone a dramatic expansion since the beginning of 2011 with the acquisitions of ForceLogix (sales coaching), Salesforce Assessments (sales hire testing), iCentera (sales enablement), Litmos (learning management), Rapid Intake (content authoring), Webcom (CPQ), Leadformix (marketing automation and sales enablement), and 6FigureJobs (job advertisements, recruitment media services and other career-related services) as well as the successful launch of our latest release of Sales Selector, an online sales recruiting solution that brings together video interviewing with online temperament assessments. For every company, regardless of size, geography or vertical, we believe there are now one or more CallidusCloud solutions that may enable them to drive productivity in their sales organization.

        While we offer our customers a range of purchasing and deployment options, from on-demand subscription to on-premise term or perpetual license, our business and revenue model is focused on recurring revenue. Recurring revenues consist of SaaS revenues and recurring maintenance revenues. SaaS revenues are primarily made up of on-demand hosting revenues, sales operation services and term license revenue.

SaaS Revenue Growth, Customer Expansion and Retention

        SaaS revenues continued to drive the growth in recurring revenues and total revenues in 2012. SaaS revenues grew to $55.1 million in 2012 representing a $10.1 million or 23% increase from 2011. Total recurring revenues in 2012 grew by 13% from 2011, reflecting the strong growth in SaaS revenues partially offset by an expected decline in recurring maintenance revenues primarily as a result of customers' continuing to convert from on-premise to on-demand. Recurring revenues account for 75% of our total revenues and we expect this percentage to increase going forward. Total revenues in 2012 were $95.0 million, up $11.2 million, or 13%, from 2011 by driving our expanded product and services offerings, including acquired products. Strong SaaS revenues growth contributed to an increase in recurring revenue gross margins from 48% in 2011 to 58% in 2012 and an increase in overall gross margins from 40% in 2011 to 47% in 2012.

        During 2012, we continued to add subscription based customers at historically high rates, adding 665 new customers to the business, including customers added in connection with acquisitions. We now have over 1,700 customers on an annual plan. Strong annual SaaS billings growth of 24% helped drive an increase in our SaaS total annual contract value ("ACV"). Our total SaaS ACV grew 27% from the prior year to $65.8 million. Our core SaaS customer retention rates on a dollar and customer count basis were 95%. We believe our high retention rates are an indication of the quality of service we provide and the quality of our customer base and we strive to maintain these retention rates in a competitive environment.

Operating Results

        During 2012, we made substantial investments in expanding our sales force and improving our infrastructure. These investments, combined with the added costs from the acquisitions we completed in 2011 and 2012, contributed to an increase in operating expenses of $17.9 million, or 35%, to $68.5 million in 2012. We believe the investments in our sales force have begun to pay off as evidenced in the growth in our SaaS ACV and revenues. In 2012, we also upgraded a majority of our business systems to cloud-based technology, thereby improving our operating efficiency and positioning us for continued growth. At the end of 2012, we initiated substantial expense reductions and rationalizations that will contribute to greater effectiveness and improved operating results in 2013. We plan to continue to manage our operating expenses carefully in order to maintain proper alignment with the business and take advantage of cost saving measures and efficiencies where possible.

Other Business Highlights

        On January 3, 2012 the Company acquired LeadFormix, Inc. ("LeadFormix"), a U.S. based company with operations in India. LeadFormix, a leader in next-generation marketing automation and sales enablement, was acquired for approximately $9.0 million in cash, including $1.5 million for indemnity holdback.

        On May 4, 2012, the Company acquired 6FigureJobs.com, Inc. ("6FigureJobs"), a wholly-owned subsidiary of Workstream, Inc., a Canadian corporation, for approximately $1.0 million in cash, including $0.3 million for indemnity holdback. 6FigureJobs provides job advertisement placement, recruitment media services and other career-related services.

        In 2008, Callidus entered into a Build, Operate and Transfer agreement with a third-party contractor providing Callidus with the option to transfer the third-party employees to join our internal employee base in exchange for a specified fee. Callidus exercised this option and the transfer occurred during the fourth quarter of 2012, for a fee of $0.9 million, of which $0.4 million was allocated to costs of recurring revenues, $0.2 million was allocated to costs of service revenues, and $0.3 million was allocated to research and development costs. The exercise of this option added 103 employees to our headcount at our new Hyderabad, India office.

        Refer to Note 3 of our notes to consolidated financial statements included in this report regarding the 2012 acquisitions.

Challenges and Risks

        In response to market demand, over the past few years we have shifted our primary business focus from providing perpetual software licenses to providing on-demand software as a service. Toward the end of 2009 we also began offering our on-premise products under term license arrangements. We believe that these offerings better address the needs of our customers, and at the same time, provide more predictable revenue streams. For customers that prefer to purchase software on a perpetual basis, we continue to offer such licenses, and in the year ended December 31, 2012, we generated $4.1 million in perpetual license revenues. We expect perpetual license revenue to remain a relatively small component of total revenues and to fluctuate from period to period.

        While we have a number of sales opportunities in process and additional opportunities coming from our sales pipeline, we continue to experience wide variances in the timing and size of our transactions. We believe one of our major challenges continues to be increasing prospective customers' prioritization of purchasing our solutions over competing projects. As part of our effort to address this challenge, we have set goals that include expanding our sales efforts, promoting our on-demand services and continuing to develop new products and enhancements to our suite of products. During 2011 and 2012, we completed eight acquisitions to expand our product offerings and customer base. In addition, in 2012 we invested in the expansion of our sales force to better exploit the opportunities presented by our solutions. We also invested in our infrastructure and are in the process of building a new data center to better serve our incoming customer base. These investments have adversely affected our current operating results; however we expect to continue to realize the benefits of these investments going into 2013. Our long term success will depend in part on our ability to realize return on these investments through increased revenues.

        In addition to these risks, our future operating performance is subject to the risks and uncertainties described in "Risk Factors" in Section 1A of this Annual Report on Form 10-K.

Application of Critical Accounting Policies and Use of Estimates

        The discussion and analysis of our financial condition and results of operations which follows is based upon our consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). The application of GAAP requires our management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures regarding these items. We base our assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial condition or results of operations will be affected. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with our Audit Committee of the Board of Directors.

        We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts and service remediation reserve, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment, contingent consideration and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from actual results. For a more detailed discussion of these accounting policies and our use of estimates, refer to Note 1 of our notes to consolidated financial statements included in this report.

Revenue Recognition

        We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is deemed probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we recognize. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period. Please refer to the Notes to Consolidated Financial Statements for further discussion on revenue recognition policies.

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

        We reserve future service claims based upon historical experience of actual remediation service claims as well as current information on remediation service requests as they are the primary indicators for estimating future service claims. If our actual service claims are higher than expected, additional service remediation reserves may be needed and our future results of operations and cash flows could be negatively affected.

Stock-based Compensation

        Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation expense for restricted stock units ("RSUs") is estimated based on the closing price of our common stock on the date of grant and the average historical forfeiture rate. We measure the value of stock options and employee stock purchase plan shares using the Black-Scholes-Merton option pricing model. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include: the expected term of the options, taking into account projected exercises; our expected stock price volatility over the expected term of the awards; the risk-free interest rate; estimated forfeitures and expected dividends. Changes in these variables could materially affect the stock-based compensation in the future.

Goodwill and Intangible Assets

        Goodwill is not amortized, but instead goodwill is required to be tested for impairment annually and under certain circumstances. We perform such testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the fourth quarter of 2011, we early adopted new accounting guidance which simplifies goodwill impairment testing. The new accounting guidance allows us to conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit's carrying value, we will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, we compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. We have one reporting unit and evaluate goodwill for impairment at the entity level. Based upon the results of the step one testing, the Company concluded that no impairment existed as December 31, 2012, and did not perform the second step of the goodwill impairment test.

        Intangible assets with finite lives are amortized over their estimated useful lives of one to 12 years. Generally, amortization is based on the higher of a straight-line method or the pattern in which the economic benefits of the intangible asset will be consumed. There was no impairment expense related to intangible assets during, the years ended December 31, 2012 and 2011. During the year ended December 31, 2010, the Company recognized an impairment of $0.2 million.

Impairment of Long-Lived Assets

        We assess impairment of our long-lived assets in accordance with the provisions of accounting for the impairment of long-lived assets. Long-lived assets, such as property and equipment and intangible assets subject to amortization are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Business Combinations

        The Company recognizes assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; recognizes acquisition related expenses and restructuring costs to be expensed as incurred; and recognizes changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. During the measurement period, which may be up to one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the measurement period, we record adjustments to the assets acquired or liabilities assumed in our operating results in the period in which the adjustments were determined.

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

Recent Accounting Pronouncements

        Refer to Note 1 to our notes to consolidated financial statements for information regarding the effect of newly adopted accounting pronouncements on our financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

Revenues, Cost of Revenues and Gross Profit

        The table below sets forth the changes in revenues, cost of revenues and gross profit from 2011 to 2012 (in thousands, except percentage data):

	Year Ended December 31, 2012	Percentage of Total Revenues	Year Ended December 31, 2011	Percentage of Total Revenues	Increase (Decrease)	Percentage Change
Revenues:
Recurring	$70,919	75%	$63,002	75%	$7,917	13%
Services and other	24,033	25%	20,769	25%	3,264	16%

Total revenues	$94,952	100%	$83,771	100%	$11,181	13%

Cost of revenues:
Recurring	$30,039	42%	$32,820	52%	$(2,781)	(8)%
Services and other	20,301	84%	16,487	79%	3,814	23%
Patent settlement	—	—%	701	—%	(701)	(100)%

Total cost of revenues	$50,340	53%	$50,008	60%	$332	1%

Gross profit:
Recurring	$40,880	58%	$30,182	48%	$10,698	35%
Services and other	3,732	16%	4,282	21%	(550)	(13)%
Patent settlement	—	—%	(701)	—%	701	(100)%

Total gross profit	$44,612	47%	$33,763	40%	$10,849	32%

Revenues

        Total Revenues.    Total revenues for 2012 were $95.0 million, an increase of 13% compared to 2011. The increase was primarily due to higher volume of recurring revenue generated by our SaaS business due to our continued emphasis and focus on recurring revenues.

        Recurring Revenues.    Recurring revenues, which consist of on-demand subscription revenues, term license revenues, and maintenance revenues, increased by $7.9 million, or 13% in 2012 compared to 2011. The increase was primarily due to the growth in our SaaS revenues which increased by 23% in 2012 compared to 2011. SaaS revenue growth is mainly driven by an increase in new business generated from our existing Commissions solution and, new business from our acquired solutions. We believe our investment in expanding the sales force this year has positively impacted the revenue growth. The increase in total recurring revenues were partially offset by maintenance revenues associated with on-premise licenses which decreased by $2.2 million, or 12% compared to 2011, primarily due to our conversion of customers from on-premise license to on-demand subscription service.

        Services and Other Revenues.    Services and other revenues, which consist of integration and configuration services, training and perpetual licenses, increased by $3.3 million, or 16% in 2012 compared to 2011. This increase was primarily due to $2.4 million or a 14% increase in our revenues generated from integration and configuration services, from $17.5 million in 2011 to $19.9 million in 2012. Additionally, our perpetual license revenues also increased by $0.8 million or 24%, from $3.3 million in 2011 to $4.1 million in 2012. The increases in our revenues generated from integration and configuration services were primarily related to additional services revenues from our recently acquired businesses, Webcom and Rapid Intake. The increase in our perpetual license revenues was primarily due to certain existing perpetual license customers purchasing additional licenses to maintain compliance under the existing license. We expect our perpetual license revenues to continue to fluctuate from period to period as our primary business focus has shifted to our recurring revenue model.

  Cost of Revenues and Gross Profit

        Cost of Recurring Revenues.    Cost of recurring revenues decreased by $2.8 million or 8% in 2012 compared to 2011. The decrease was primarily driven by a decrease in data center costs of $1.2 million related to the insourcing the management of the data center operations previously managed by a third-party provider, a decrease of $1.2 million in professional fees primarily due to a reduction in third-party contractors used to deliver sales operation services, and to a lesser extent, the insourcing of our India operations in the fourth quarter, and a decrease of $1.8 million in stock-based compensation expense as a result of less performance grant related expense and employee transfers out of cost of revenue functions to other company functions. These decreases were partially offset by $1.4 million in additional amortization of intangible assets from our acquisitions, and an increase of $0.5 million in hosting fees and software costs related to our acquisitions.

        Cost of Services and Other Revenues.    Cost of services and other revenues increased by $3.8 million or 23% in 2012 compared to 2011. The increase was primarily due to $2.7 million in personnel costs and contractors attributable to additional headcount in the U.S., an additional $0.6 million in stock-based compensation expense as a result of increased headcount, and $0.2 million in software and conference costs related to our acquisitions.

        Cost of Patent Settlement.    On March 5, 2012, we entered into a settlement and patent license agreement with Versata. In exchange for $2.0 million in cash, Versata granted Callidus a nonexclusive, perpetual, irrevocable, fully paid-up, royalty-free, worldwide license, and released, acquitted and forever discharged Callidus from the claims asserted by Versata against Callidus. During the year ended December 31, 2011, we expensed $0.7 million, which represents the amortized expense from the issuance of the patents through December 31, 2011. The remaining value of the license acquired in the settlement was classified in intangibles and is being amortized over an 11 year life.

        Gross Profit.    Overall gross margin percentage was 47% for 2012 compared to 40% in 2011. Our gross margins improved substantially as a result of higher recurring revenues which were driven by a 23% increase in SaaS revenues for 2012 compared to 2011.

        Our recurring revenue gross margin percentage increased to 58% in 2012 from 48% in 2011, while the gross profit dollar value increased by 35% or $10.7 million. The increase in recurring revenue gross margin was primarily the result of improved SaaS margins driven by lower third-party data center and personnel costs as we moved away from outsourcing our data center management activities and used our own internal resources. The transfer of personnel to our in-house facility in India in the fourth quarter also contributed to our margin improvement.

        Services and other revenue gross margin percentage was 16% for 2012, a decrease from 21% in 2011, while the gross profit dollar value decreased by 13% or $0.6 million. The decrease in gross margin was primarily due to the expanded scope of strategic fixed fee projects in integration and configuration services in 2012, and lower overall utilization of professional services personnel.

Operating Expenses

        The table below sets forth the changes in operating expenses from 2011 to 2012 (in thousands, except percentage data):

	Year Ended December 31, 2012	Percentage of Total Revenues	Year Ended December 31, 2011	Percentage of Total Revenues	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$32,442	34%	$20,203	24%	$12,239	61%
Research and development	16,643	18%	12,025	14%	4,618	38%
General and administrative	19,953	21%	17,726	21%	2,227	13%
Acquisition-related contingent consideration	(1,612)	(2)%	—	—%	(1,612)	(100)%
Restructuring expenses	1,115	1%	649	1%	466	72%

Total operating expenses	$68,541	72%	$50,603	60%	$17,938	35%

        Sales and Marketing.    Sales and marketing expenses increased by $12.2 million, or 61%, in 2012 as compared to 2011. The increase was primarily due to an additional $6.1 million in personnel-related costs driven by an increase in sales headcount by over 50% from acquisitions and sales force expansion, $1.7 million in increased commissions as a result of the growth in our SaaS revenues, $1.8 million in additional stock-based compensation expense also driven by the increased headcount, $1.1 million increase in conferences and other marketing events, due primarily to the resumption of our annual C3 conference, $0.8 million in branding, a full year of expense in 2012 compared to 2011 from our acquired companies, and $0.5 million in online search advertising and lead generation costs. During the fourth quarter of 2012 we initiated cost cutting actions and synergistic reductions related to our acquisitions, as well as eliminated under performing sales personnel. We expect these measures to continue to drive efficiencies in sales performance in future periods.

        Research and Development.    Research and development expenses increased by $4.6 million, or 38%, in 2012 as compared to 2011, primarily reflecting an increase in development costs attributed to our acquisitions. Personnel-related costs increased by $3.8 million, primarily due to a full year of expense in 2012 compared to 2011 related to acquisition headcount additions, increased contractors, and other R&D costs, $0.3 million in fees to transfer our India operations, $0.2 million in stock-based compensation expense, and $0.3 million for product development, particularly in the Hiring Cloud.

        General and Administrative.    General and administrative expenses increased by $2.2 million, or 13%, in 2012 as compared to 2011. The increase was primarily due to $0.8 million in additional professional fees primarily related to the implementation of NetSuite and additional contractors, $0.6 million in additional stock-based compensation expense, an increase of $0.5 million in bad debt provisions largely attributed to our acquisitions, and an increase of $0.3 million in personnel-related costs resulting from acquisitions.

        Acquisition-related Contingent Consideration.    Acquisition-related contingent consideration decreased $1.6 million in 2012 compared to 2011. This reduction was primarily due to a $0.9 million reversal of purchase consideration related to an indemnity holdback plus the release of the iCentera accrued earn-out contingent consideration of $0.9 million. This decrease was partially offset by $0.2 million in earn-out consideration paid in connection with Webcom and Rapid Intake acquisitions. Refer to Note 3 of the notes to our consolidated financial statements for more details.

        Restructuring expenses.    Restructuring expenses increased by $0.5 million in 2012 as compared to 2011 as we centralized certain company functions to our headquarters in Pleasanton, outsourced certain IT functions during first half of 2012, and implemented cost saving initiatives late in 2012.

Stock-Based Compensation

        The following table summarizes our stock-based compensation expenses for 2012 and 2011 (in thousands, except percentage data).

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenues	$1,550	$3,339	$(1,789)	(54)%
Cost of services revenues	2,070	1,495	575	38%
Sales and marketing	3,778	1,987	1,791	90%
Research and development	1,782	1,548	234	15%
General and administrative	4,475	3,914	561	14%

Total stock-based compensation	$13,655	$12,283	$1,372	11%

        Total stock-based compensation expense increased $1.4 million, or 11%, from 2011 to 2012. This increase was due to additional awards of restricted stock units in 2012 for new hires, retention and merit.

Other Items

        The table below sets forth the changes in other items from 2011 to 2012 (in thousands, except percentage data):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other income (expense), net	$70	$(333)	$403	121%
Interest expense	(3,451)	(2,495)	(956)	(38)%
Gain on extinguishment of convertible notes	—	915	(915)	(100)%

	$(3,381)	$(1,913)	$(1,468)	(77)%

Provision (benefit) for income taxes	$388	(2,919)	3,307	113%

Interest Income and Other Income (Expense), net

        The change in interest income and other income (expense) was driven by an impairment expense of $0.4 million recognized in 2011 in connection with our investment in Courtland Capital, Inc., whereas no such impairment occurred in 2012. Refer to Note 5 of the notes to our consolidated financial statements for more details.

Interest Expense

        Interest expense increased by $1.0 million in 2012 as compared to 2011. The increase was primarily attributed to a full year of interest expense related to Convertible Notes outstanding in 2012 compared to a partial year in 2011. Refer to Note 8 of the notes to our consolidated financial statements for more details on our convertible debt.

Gain on Extinguishment of Convertible Notes

        In 2011 we recognized a gain of $1.8 million on the repurchase of $21.3 million in aggregate principal amount of our indebtedness for $19.5 million including fees of $0.1 million. The gain was partially offset by a write-off of $0.9 million in unamortized debt issuance costs, resulting in a net gain of $0.9 million.

Provision for (Benefit from) Income Taxes

        Provision for income tax in 2012 was $0.4 million compared to an income tax benefit of $2.9 million in 2011. The tax provision in 2012 was primarily attributed to taxes in foreign jurisdictions. The tax benefit in 2011 was primarily due to the recognition of acquired deferred tax liabilities which resulted in a partial release of the valuation allowance, partially offset by income taxes relating to withholding taxes from our foreign operations.

Comparison of the Years Ended December 31, 2011 and 2010

Revenues, Cost of Revenues and Gross Profit

        The table below sets forth the changes in revenues, cost of revenues and gross profit from 2010 to 2011 (in thousands, except percentage data):

	Year Ended December 31, 2011	Percentage of Total Revenues	Year Ended December 31, 2010	Percentage of Total Revenues	Year to Year Increase (Decrease)	Percentage Change
Revenues:
Recurring	$63,002	75%	$53,025	75%	$9,977	19%
Services and other	20,769	25%	17,855	25%	2,914	16%

Total revenues	$83,771	100%	$70,880	100%	$12,891	18%

Cost of revenues:
Recurring	$32,820	52%	$26,180	49%	$6,640	25%
Services and other	16,487	79%	15,733	88%	754	5%
Patent settlement	701	—%	—	—%	701	100%

Total cost of revenues	$50,008		$41,913		$8,095

Gross profit:
Recurring	$30,182	48%	$26,845	51%	$3,337	12%
Services and other	4,282	21%	2,122	12%	2,160	102%
Patent settlement	(701)	—%	—	—%	(701)	(100)%

Total gross profit	$33,763	40%	$28,967	41%	$4,796	17%

Revenues

        Total Revenues.    Total revenues for 2011 were $83.8 million, an increase of 18% compared to 2010. The increase was primarily due to higher volume of recurring revenue generated by on-demand subscription arrangements and an increase in our service related revenues, which were partially due to revenues generated from our 2011 acquisitions.

        Recurring Revenues.    Recurring revenues, which consists of on-demand subscription revenues, term license revenues, and maintenance revenues, increased by $10.0 million, or 19% in 2011 compared to 2010. The increase was primarily due to the growth in our SaaS revenues which increased by 37% in 2011 compared to 2010. The increase in total recurring revenues were partially offset by maintenance revenues associated with on-premise licenses which decreased by $2.1 million, or 10% compared to 2010, which was primarily due to our conversion of customers from on-premise license to on-demand subscription service.

        Services and Other Revenues.    Services and other revenues, which consist of integration and configuration of our products as well as training, and license revenues, which is solely comprised of revenues from perpetual license revenues, increased by $2.9 million, or 16% in 2011 compared to 2010. This increase was primarily due to higher average billing rates, higher utilization rates, increased service staff in connection with our acquisitions during the year.

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

        Cost of Patent Settlement.    On March 5, 2012, we entered into a settlement and patent license agreement with Versata. In exchange for $2.0 million in cash, Versata granted Callidus a nonexclusive, perpetual, irrevocable, fully paid-up, royalty-free, worldwide license, and released, acquitted and forever discharged Callidus from the claims asserted by Versata against Callidus. During the year ended December 31, 2011, we expensed $0.7 million, which represents the amortized expense from the issuance of the patents through December 31, 2011.

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

        Services and other revenue gross margin was 21% in 2011, which does not include the patent settlement costs, an increase from 12% in 2010. The gross profit improvement was primarily due to increased average billing rates and higher perpetual license revenues with relatively fixed costs.

Operating Expenses

        The table below sets forth the changes in operating expenses from 2010 to 2011 (in thousands, except percentage data):

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

        Research and Development.    Research and development expenses increased by $1.7 million, or 16%, in 2011 compared to 2010. The increase was primarily due to increased personnel-related expenses of $0.7 million due to our continued investments in product development and increased headcount from our 2011 acquisitions. We recorded an increase in professional fees of $0.6 million in 2011 due to migration to a new reporting engine and an increase of $0.3 million related to our offshore development center. Stock-based compensation expense increased by $0.6 million in 2011 as a result of retention, merit and new hire grants in 2010 and 2011. These increases were partially offset by a reduction of $0.3 million of facility related costs due to our relocation of our corporate headquarters.

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

        Restructuring expenses.    Restructuring expenses decreased by $1.0 million in 2011 compared to 2010 due to a decrease in severance related costs, partially offset by an increase in facilities related expenses.

        Impairment of Acquired Intangible Asset.    We recognized an impairment expense of $0.2 million in 2010 for an acquired intangible asset. No acquired intangible asset impairment was recognized during 2011.

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

        Total stock-based compensation expense increased $6.2 million, or 101%, from 2010 to 2011. These increases were primarily due to increased awards of restricted stock units in 2011 and an increase in the Company's stock price from 2010 to 2011. The increase in awards of restricted stock units in 2011 and 2010 was to retain employees due to a general salary freeze instituted initially in 2010 and 2011.

Other Items

        The table below sets forth the changes in other items from 2010 to 2011 (in thousands, except percentage data):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year to Year Increase (Decrease)	Percentage Change
Interest income and other income (expense), net	$(333)	$46	$(379)	(824)%
Interest expense	(2,495)	(60)	(2,435)	4,058%
Gain on extinguishment of convertible notes	915	—	915	n.m. *%

	$(1,913)	$(14)	$(1,899)

Benefit for income taxes	$(2,919)	(478)	(2,441)	511%

*
not meaningful

Interest Income and Other Income (Expense), net

        Interest income and other income (expense), net decreased by $0.4 million in 2011 compared to 2010. The decrease was primarily driven by an other-than-temporary impairment expense of $0.4 million recognized in connection with the Company's investment in Courtland Capital, Inc.

Interest Expense

        Interest expense increased by $2.4 million in 2011 compared to 2010. The increase was primarily due to the interest expense of $1.9 million and amortization of debt issuance costs of $0.4 million related to the issuance of Convertible Notes during 2011. Refer to Note 8 of our notes to consolidated financial statements included in this report.

Gain on Extinguishment of Convertible Notes

        In 2011 we recognized a gain of $1.8 million on the repurchase of $21.3 million in aggregate principal amount of our Convertible Notes for $19.4 million including fees of $0.1 million. The gain was partially offset by a write-off of $0.9 million in unamortized debt issuance costs, resulting in a net gain of $0.9 million.

Benefit for Income Taxes

        The benefit for income taxes increased by $2.4 million in 2011 compared to 2010. The increase was primarily due to the recognition of deferred tax liabilities related to acquired intangible assets, offset by withholding taxes and income taxes based on income of our foreign subsidiaries. Similarly during 2010, the benefit from income taxes was mainly due to the recognition of the deferred tax liabilities related to acquired intangible assets.

Liquidity and Capital Resources

        As of December 31, 2012, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $29.2 million and accounts receivable of $22.6 million.

        During 2012 accounts receivable and deferred revenues increased significantly, due primarily to growth in both recurring and service revenues. These increases were partially offset by increased collections, as we successfully improved our collections and days sales outstanding compared to prior periods. We expect these trends to continue into 2013, and are committed to maintaining our focus on collection efficiencies and aim to achieve positive operating cash flows during 2013.

        The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash (used in) provided by operating activities	$(1,705)	$146	$2,124
Net cash provided by (used in) investing activities	1,704	(40,375)	(3,038)
Net cash (used in) provided by financing activities	(1,004)	44,750	2,229

        In 2012, cash and cash equivalents decreased by approximately $1.0 million primarily due to $1.7 million of cash used in our operating activities and $1.0 million of cash used in our financing activities, partially offset by $1.7 million of cash provided by our investing activities.

  Fiscal 2012

        Net cash used in operating activities was $1.7 million, $1.8 million lower compared to net cash provided by operating activities of $0.1 million in 2011. The change was primarily driven by a higher net loss in 2012 of $27.7 million compared to $15.8 million in 2011. The higher net loss in 2012 was partially offset by non-cash items of $13.7 million in stock-based compensation, $5.1 million in amortization of intangible assets, and $3.1 million in depreciation. Changes in working capital accounts provided approximately $4.7 million in cash in 2012, driven by increases of $4.6 million in deferred revenue, primarily reflecting the advance payment under expanded recurring revenue arrangements.

        Net cash provided by investing activities was $1.7 million, $42.1 million higher compared to net cash used in investing activities of $40.4 million in 2011. The net cash provided by investing activities was primarily due to net proceeds from maturities and sale of investments of $22.3 million, offset by purchases of property and equipment of $6.7 million primarily due to our data center and Pleasanton headquarters expansion, purchases of intangible assets of $6.2 million, and acquisitions, net of cash acquired of $7.7 million.

        Net cash used in financing activities was $1.0 million, $45.8 million lower compared to net cash provided by financing activities of $44.8 million in 2011. The net cash used in financing activities was primarily due to $2.7 million in payment of consideration related to acquisitions, and $1.2 million in payment of principal under capital leases, partially offset by net proceeds from issuance of common stock pursuant to equity incentive awards of $2.9 million.

  Fiscal 2011

        In 2011, cash and cash equivalents increased by $4.6 million primarily due to cash provided by the issuance of our Convertible Notes, net of issuance costs and repurchases, partially offset by cash used in acquisitions and increased investments. During 2011 we received $76.9 million from the issuance of convertible notes, net of issuance costs. Interest is payable on June 1 and December 1 until the maturity date of June 1, 2016. During 2011 we use the proceeds from the Convertible Notes for $19.5 million in acquisitions, repurchased $19.4 million of the Convertible Notes, repurchased $14.4 million in common stock, and increased investments, net by $17.4 million.

        In 2011, net cash provided by operating activities was $0.1 million compared to $2.1 million in 2010. The decrease was primarily driven by a higher net loss adjusted for certain non-cash items including stock-based compensation expense of $12.2 million, and depreciation and amortization expense of $6.6 million, partially offset by the release of our valuation allowance of $3.2 million.

        Our future capital requirements depend on many factors, including the amount of revenues we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of new product introductions and enhancements to existing products, our ability to offer SaaS service on a consistently profitable basis, the continuing market acceptance of our products and future acquisitions or other capital expenditures we may make. However, based upon our current business plan and revenue projections, we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures in both a short-term and long-term basis, and we intend to continue to manage our cash in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future commitments, including debt service on the $59.2 million principal balance of our outstanding Convertible Notes, which is expected to be repaid no later than June 1, 2016. Cash commitments in early 2013 include the payment of the transfer fee for our India operations in the amount of $0.9 million, payment of $1.3 million for the release of the indemnity holdback related to the LeadFormix acquisition, and the payment of $1.8 million in earn-out consideration related to the Webcom acquisition.

Contractual Obligations and Commitments

        On October 3, 2011, the Company acquired Webcom, Inc. ("Webcom"), a U.S.-based company with operations in Serbia, a leader in SaaS-based product configuration, pricing, quoting and proposal management. The total purchase price for Webcom was $10.8 million in cash, including a $1.6 million indemnity holdback and a $1.8 million earn-out condition. In 2012, $0.6 million of the indemnity holdback was paid and the balance of $1.0 million remains accrued for potential indemnification items. The Company originally accrued $1.6 million for the earn-out condition based on a 90% probability that the amount will become payable and as the condition was met, an additional charge of $0.2 million was recognized with the full balance paid in February 2013.

        On January 3, 2012, the Company acquired Leadformix, Inc. ("Leadformix"), a leader in next-generation marketing automation and sales enablement, headquartered in the U.S. with operations in India, for $9.0 million in cash, which included an indemnity holdback of $1.5 million. In January 2013, $1.3 million of the indemnity holdback was paid and the remainder of the indemnity holdback settled.

        On May 4, 2012, the Company acquired 6FigureJobs.com ("6FigureJobs"), a premier job advertisement placement, recruitment media services and other career-related services provider to extend Hiring Cloud offerings. 6FigureJobs, a wholly-owned subsidiary of Workstream, Inc., a Canadian corporation, was purchased in exchange for $1.0 million in cash, which included $0.3 million for indemnity holdback to be paid on the one-year anniversary of the closing date.

        In additional to the remaining contractual obligations related to acquisition-related contingent consideration as discussed above, we have the following contractual cash obligations at December 31,

2012. Contractual cash obligations that are cancellable upon notice and without significant penalties are not included in the table.

	Payments due by Period (in thousands)
Contractual Obligations	2013	2014	2015	2016	2017	2019 and beyond	Total
Convertible notes(1)
Principal payment	$—	$—	$—	$59,215	$—	$—	$59,215
Interest payments	2,813	2,813	2,813	1,172	—	—	9,611
Operating lease commitments	1,873	1,739	1,724	1,501	820	—	7,657
Capital lease obligations	922	7	—	—	—	—	929
Unconditional purchase commitments(2)	1,608	696	848	223	—	—	3,375

(1)
Our Convertible Notes also contain an optional redemption feature which allows us to redeem all or part of the Convertible Notes for cash under certain conditions any time on or after June 6, 2014.

(2)
Includes approximately $0.3 million of unrecognized tax benefits.

        For our New York, New York, and Pleasanton, California offices, we have two certificates of deposit totaling approximately $0.6 million as of December 31, 2012, pledged as collateral to secure letters of credit required by our landlords for security deposits.

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

Off-Balance Sheet Arrangements

        With the exception of certain item discussed in the above contractual cash obligations, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources that are material to investors.

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

        Financial instruments that potentially subject us to market risk are trade receivables denominated in foreign currencies. We mitigate market risk by monitoring ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on our on-going assessment of counterparty risk, we will adjust our exposure to various counterparties as necessary.

        Interest Rate Risk.    We invest our cash in a variety of financial instruments, consisting primarily of investments in money market accounts, certificates of deposit, high quality corporate debt obligations, and U.S. government obligations.

        Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At December 31, 2012, the average maturity of our investments was approximately 9 months, and all investment securities had remaining maturities of less than 24 months. The following table presents certain information about our financial instruments at December 31, 2012 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
	1 Year or Less	More Than 1 Year	Total Principal Amount	Total Fair Value
Available-for-sale securities	$6,308	$6,462	$12,761	$12,771
Weighted average interest rate	0.51%	0.46%

        Foreign Currency Exchange Risk.    Our revenues and our expenses, except those related to our non-United States operations, are generally denominated in United States dollars. For our operations outside the United States, we generally transact business in various other currencies. For 2012 and 2011, approximately 19% of our total revenues were denominated in foreign currency. At December 31, 2012 and 2011, approximately 14% and 25%, respectively, of our total accounts receivable was denominated in foreign currency. Our exchange risks and foreign exchange losses have been minimal to date. For the years ended December 31, 2012 and 2011, we recognized losses on foreign exchange transactions of $0.2 million and $0.1 million, respectively. We expect to continue to transact a majority of our business in U.S. dollars.

        Occasionally, we may enter into forward exchange contracts to reduce our exposure to currency fluctuations on our foreign currency transactions. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

        As of December 31, 2012, we had no outstanding foreign currency forward exchange contracts, nor any losses related to forward exchange contracts for 2012. We do not anticipate any material adverse effect on our consolidated financial condition, results of operations or cash flows resulting from the use of these instruments in the immediate future. However, we cannot provide any assurance that our foreign exchange rate contract investment strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally, we hedge only a portion of our foreign currency exchange exposure. We cannot make assurances that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, and results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

Financial Statements

        The response to this item is submitted as a separate section of this Annual Report on Form 10-K beginning on page 60.

Supplementary Data (unaudited)

        The following tables set forth unaudited supplementary quarterly financial data for the two year period ended December 31, 2012. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2012
Total revenue	$22,013	$23,781	$23,925	$25,233	$94,952
Gross profit	$10,084	$11,077	$11,858	$11,593	$44,612
Net loss	$(6,983)	$(5,307)	$(6,358)	$(9,050)	$(27,698)
Basic and diluted net loss per share	$(0.20)	$(0.15)	$(0.18)	$(0.25)	$(0.78)
Weighted average common shares (basic and diluted)	34,112	35,235	35,853	36,359	35,393

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2011
Total revenue	$19,811	$20,355	$21,059	$22,546	$83,771
Gross profit	$7,814	$7,840	$8,759	$9,350	$33,763
Net loss	$(2,438)	$(4,733)	$(4,571)	$(4,092)	$(15,834)
Basic and diluted net loss per share	$(0.07)	$(0.14)	$(0.14)	$(0.12)	$(0.48)
Weighted average common shares (basic and diluted)	33,110	33,048	32,327	32,760	32,809

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

(b)   Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria. In addition, our independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting as of the reporting date.

(c)   Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

        Certain information required by Part III of Form 10-K is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our annual meeting of stockholders, currently scheduled for June 5, 2013, and the information included in the proxy statement shall be incorporated herein by reference when it is filed with the Securities and Exchange Commission.

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

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of January 14, 2008 by and among Compensation Technologies LLC, Callidus Software, Inc., CMS Merger Sub LLC, Robert Conti, Gary Tubridy and David Cichelli and Robert Conti, as Member Representative (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed with the Commission on January 14, 2008)

2.2	Agreement and Plan of Merger dated as of January 14, 2008 by and among Compensation Management Services LLC, Callidus Software, Inc., CMS Merger Sub LLC, Robert Conti, Gary Tubridy and David Cichelli and Robert Conti, as Member Representative (incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K filed with the Commission on January 14, 2008)

2.3	Agreement and Plan of Merger dated as of October 3, 2011, among Webcom Inc., Callidus Software Inc., Spider Acquisition Inc., and Alexander Ivanovic, as Shareholder Representative (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed with the Commission on October 4, 2011)

2.4	Agreement and Plan of Merger dated as of January 3, 2012 among LeadFormix Inc., Callidus Software Inc., SC Acquisition Inc., and Srihari P. Sampath-Kumar, as Shareholder Representative (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed with the Commission on January 4, 2012)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-Q filed with the Commission on November 5, 2010)

4.1	Certificate of Designations (incorporated by reference from Exhibit A to Exhibit 10.27 to the Registrant's Form 8-K filed with the Commission on September 3, 2004)

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)

4.3	Stockholders Rights Agreement dated September 2, 2004 (incorporated by reference to Exhibit 10.27 to the Registrant's Form 8-K filed with the Commission on September 3, 2004)

4.4	Amendment to Stockholders Rights Agreement dated September 28, 2004 (incorporated by reference to Exhibit 10.27.1 to the Registrant's Form 10-Q filed with the Commission on November 15, 2004)

4.5	Indenture dated as of May 23, 2011 between Callidus Software Inc. and Wells Fargo, N.A, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed with the Commission on May 23, 2011)

4.6	Form of 4.25% Convertible Senior Note due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed with the Commission on May 23, 2011)

10.1	Office Lease Agreement between 6200 Stoneridge Mall Road Investors LLC and Callidus Software Inc. dated March 30, 2010 (incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-Q filed with the Commission on May 7, 2010)

Exhibit Number		Description
10.2		Second Amendment to Office Lease Agreement between 6200 Stoneridge Mall Road Investors LLC and Callidus Software Inc. dated December 27, 2011 (incorporated by reference to Exhibit 10.2 to the registrant's Form 10-K filed with the Commission on March 13, 2012)

10.3	+	1997 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)

10.4	+	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.1 to the Registrant's Form 10-Q filed with the Commission on August 9, 2010)

10.5	+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7.1 to the Registrant's Form 10-Q filed with the Commission on November 15, 2004)

10.6	+	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K filed with the Commission on March 27, 2006)

10.7	+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the Commission on May 8, 2009)

10.8	+	Form of Executive Change of Control Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the Commission on May 8, 2009)

10.9	+	Form of Director Change of Control Agreement—Full Single-Trigger (incorporated by reference to Exhibit 10.8.1 to the Registrant's Form 10-Q filed with the Commission on August 9, 2010)

10.10		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)

10.11	+	Employment Agreement with Ronald J. Fior dated August 30, 2002 (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)

10.11A	+	Description of Amendment of Offer Letter with Ronald J. Fior (incorporated by reference to written description in Registrant's Form 8-K filed with the Commission on November 6, 2009)

10.12	+	Form of Performance-Based Stock Option Agreement for stock options granted to Ronald J. Fior on September 1, 2004 (incorporated by reference to Exhibit 10.28 to the Registrant's Form 8-K filed with the Commission on September 3, 2004)

10.13	+	Form of Executive Incentive Plan (incorporated by reference to Exhibit 10.25 to the Registrant's Form 8-K filed with the Commission on January 29, 2008)

10.14	+	Restricted Stock Agreement with Michael L. Graves (incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q filed with the Commission on August 1, 2007)

10.15	+	Amendment dated November 30, 2007 to Offer Letter Between Callidus Software Inc. and Leslie J. Stretch (incorporated by reference to Exhibit 10.26 to the Registrant's Form 8-K filed with the Commission on November 20, 2007)

10.15A	+	Description of Amendment of Offer Letter with Leslie J. Stretch (incorporated by reference to written description in Registrant's Form 8-K filed with the Commission on November 6, 2009)

Exhibit Number		Description
10.16	+	Offer Letter with V. Holly Albert dated August 8, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the Commission on August 7, 2009)

10.16A	+	Description of Amendment of Offer Letter with V. Holly Albert (incorporated by reference to written description in Registrant's Form 8-K filed with the Commission on November 6, 2009)

10.18	+	Offer Letter with Michael L. Graves dated February 6, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed with the Commission on August 7, 2009)

10.18A	+	Description of Amendment of Offer Letter with Michael L. Graves (incorporated by reference to written description in Registrant's Form 8-K filed with the Commission on November 6, 2009)

10.19	+	Offer Letter with Lorna Heynike dated July 24, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the Commission on November 6, 2009)

10.23	+	Performance goals that will be used by the Compensation Committee when determining cash bonus plans and performance-based RSUs for executive officers and other senior employees for 2013, dated November 19, 2012 (incorporated by reference to the Registrant's Form 8-K filed November 19, 2012)

#21.1		Subsidiaries of the Registrant

#23.1		Consent of Independent Registered Public Accounting Firm

#31.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

#32.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

#101		Interactive Data Files Pursuant to Rule 405 of Regulation S-T (XBRL)

#
Filed herewith

+
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 11, 2013.

CALLIDUS SOFTWARE INC.
By:	/s/ RONALD J. FIOR Ronald J. Fior, Chief Financial Officer, Senior Vice President, Finance and Operations

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ LESLIE J. STRETCH Leslie J. Stretch	Chief Executive Officer, President and Director (Principal Executive Officer)	March 11, 2013
/s/ RONALD J. FIOR Ronald J. Fior	Chief Financial Officer and Senior Vice President, Finance and Operations (Principal Accounting Officer)	March 11, 2013
/s/ CHARLES M. BOESENBERG Charles M. Boesenberg	Chairman	March 11, 2013
/s/ WILLIAM B. BINCH William B. Binch	Lead Independent Director	March 11, 2013
/s/ MARK A. CULHANE Mark A. Culhane	Director	March 11, 2013
/s/ GEORGE B. JAMES George B. James	Director	March 11, 2013
/s/ DAVID B. PRATT David B. Pratt	Director	March 11, 2013
/s/ MICHELE VION Michele Vion	Director	March 11, 2013

CALLIDUS SOFTWARE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Callidus Software Inc.:

        We have audited the accompanying consolidated balance sheets of Callidus Software Inc. (the Company) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callidus Software Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Callidus Software Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG LLP

Santa Clara, California
March 11, 2013

CALLIDUS SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$16,400	$17,383
Short-term investments	12,771	35,406
Accounts receivable, net of allowances of $485 and $235 at December 31, 2012 and December 31, 2011, respectively	22,567	21,778
Deferred income taxes	40	110
Prepaid and other current assets	6,718	5,831

Total current assets	58,496	80,508
Property and equipment, net	10,580	6,772
Goodwill	31,207	24,416
Intangible assets, net	21,196	17,769
Deferred income taxes, noncurrent	392	206
Deposits and other assets	2,872	3,936

Total assets	$124,743	$133,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,705	$3,515
Accrued payroll and related expenses	5,854	4,278
Accrued expenses	8,164	12,272
Deferred income taxes	944	596
Deferred revenue	35,483	30,211
Capital lease obligations	921	1,196

Total current liabilities	56,071	52,068
Deferred revenue, noncurrent	3,702	4,257
Deferred income taxes, noncurrent	160	197
Other liabilities	2,159	2,413
Capital lease obligations, noncurrent	8	915
Convertible notes	59,215	59,215

Total liabilities	121,315	119,065

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 38,538 and 35,198 shares issued and 36,199 and 32,859 shares outstanding at December 31, 2012 and December 31, 2011, respectively	34	33
Additional paid-in capital	255,331	238,798
Treasury stock; 2,339 shares at December 31, 2012 and December 31, 2011	(14,430)	(14,430)
Accumulated other comprehensive income	239	189
Accumulated deficit	(237,746)	(210,048)

Total stockholders' equity	3,428	14,542

Total liabilities and stockholders' equity	$124,743	$133,607

The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Recurring	$70,919	$63,002	$53,025
Services and other	24,033	20,769	17,855

Total revenues	94,952	83,771	70,880
Cost of revenues:
Recurring	30,039	32,820	26,180
Services and other	20,301	16,487	15,733
Patent settlement	—	701	—

Total cost of revenues	50,340	50,008	41,913

Gross profit	44,612	33,763	28,967

Operating expenses:
Sales and marketing	32,442	20,203	16,229
Research and development	16,643	12,025	10,369
General and administrative	19,953	17,726	13,754
Acquisition-related contingent consideration	(1,612)	—	—
Restructuring	1,115	649	1,655
Impairment of acquired intangible asset	—	—	160

Total operating expenses	68,541	50,603	42,167

Operating loss	(23,929)	(16,840)	(13,200)
Interest income and other income (expense), net	70	(333)	46
Interest expense	(3,451)	(2,495)	(60)
Gain on extinguishment of convertible notes	—	915	—

Loss before provision (benefit) for income taxes	(27,310)	(18,753)	(13,214)
Provision (benefit) for income taxes	388	(2,919)	(478)

Net loss	$(27,698)	$(15,834)	$(12,736)

Net loss per share—basic and diluted
Net loss per share	$(0.78)	$(0.48)	$(0.40)

Shares used in basic and diluted per share computation	35,393	32,809	31,536

Comprehensive loss
Net Loss	$(27,698)	$(15,834)	$(12,736)
Unrealized gains on available-for-sale securities	26	278	(284)
Foreign currency translation adjustments	24	9	(58)

Comprehensive loss	$(27,648)	$(15,547)	$(13,078)

The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Treasury Stock		Accumulated Other Comprehensive Income
			Additional Paid-in Capital				Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2009	30,561	$30	$212,435	—	$—	$244	$(181,478)	$31,231
Exercise of stock options under stock incentive plans	841	1	2,714	—	—	—	—	2,715
Issuance of common stock under stock purchase plans	518	—	1,211	—	—	—	—	1,211
Issuance of common stock under restricted stock plans, net of shares withheld for employee taxes	554	—	(554)	—	—	—	—	(554)
Stock-based compensation	—	—	5,622	—	—	—	—	5,622
Acquisition-related consideration	150	—	935	—	—	—	—	935
Unrealized loss on investments	—	—	—	—	—	(284)	—	(284)
Cumulative translation adjustment	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—		(12,736)	(12,736)

Balance as of December 31, 2010	32,624	31	222,363	—	—	(98)	(194,214)	28,082
Exercise of stock options under stock incentive plans	1,169	1	4,497	—	—	—	—	4,498
Issuance of common stock under stock purchase plans	325	—	1,057	—	—	—	—	1,057
Issuance of common stock under restricted stock plans, net of shares withheld for employee taxes	1,080	1	(1,402)	—	—	—	—	(1,401)
Repurchases of common stock	—	—	—	2,339	(14,430)	—	—	(14,430)
Stock-based compensation	—	—	12,241	—	—	—	—	12,241
Acquisition-related consideration	—	—	42	—	—	—	—	42
Unrealized gain on investments	—	—	—	—	—	278	—	278
Cumulative translation adjustment	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(15,834)	(15,834)

Balance as of December 31, 2011	35,198	33	238,798	2,339	(14,430)	189	(210,048)	14,542
Exercise of stock options under stock incentive plans	715	1	3,682	—	—	—	—	3,683
Issuance of common stock under stock purchase plans	407	—	1,542	—	—	—	—	1,542
Issuance of common stock under restricted stock plans, net of shares withheld for employee taxes	2,218	—	(2,346)	—	—	—	—	(2,346)
Stock-based compensation	—		13,655	—	—	—	—	13,655
Unrealized gain on investments	—	—	—	—	—	26	—	26
Cumulative translation adjustment	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(27,698)	(27,698)

Balance as of December 31, 2012	38,538	$34	$255,331	2,339	$(14,430)	$239	$(237,746)	$3,428

The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(27,698)	$(15,834)	$(12,736)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	3,114	3,098	2,565
Amortization of intangible assets	5,094	3,485	2,549
Provision for doubtful accounts and service remediation reserves	595	48	198
Stock-based compensation	13,655	12,241	5,631
Stock-based compensation related to acquisition	—	42	470
Patent settlement expense	—	701	—
Impairment of acquired intangible assets	—	—	160
Revaluation of acquisition contingent consideration	—	—	86
Release of valuation allowance	(350)	(3,217)	(614)
Leasehold improvement allowance	—	—	961
Gain on disposal of property and equipment	(2)	(6)	—
Impairment of investments	—	375	—
Amortization of convertible notes issuance cost	402	355	—
Gain on extinguishment of convertible notes	—	(915)	—
Net amortization on investments	358	510	249
Put option loss	—	—	52
Acquisition-related contingent consideration	(1,612)	—	—
Gain on investments	—	—	(118)
Changes in operating assets and liabilities:
Accounts receivable	(1,112)	(36)	(6,375)
Prepaid and other current assets	(820)	1,775	(631)
Other assets	662	(2,667)	(727)
Accounts payable	914	1,300	(10)
Accrued expenses	(1,106)	(2,763)	473
Accrued payroll and related expenses	987	1,422	(1,029)
Accrued restructuring	443	146	151
Deferred revenue	4,576	62	10,564
Deferred income taxes	195	24	255

Net cash (used in) provided by operating activities	(1,705)	146	2,124

Cash flows from investing activities:
Purchases of investments	(16,536)	(52,886)	(20,943)
Proceeds from maturities and sale of investments	38,841	35,511	25,015
Purchases of property and equipment	(6,692)	(2,002)	(2,779)
Proceeds from disposal of property and equipment	2	6	23
Purchases of intangible assets	(6,196)	(1,522)	(1,832)
Acquisitions, net of cash acquired	(7,715)	(19,482)	(1,922)
Change in restricted cash	—	—	(600)

Net cash provided by (used in) investing activities	1,704	(40,375)	(3,038)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,225	5,556	3,926
Repurchases of common stock	—	(14,430)	—
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(2,346)	(1,402)	(554)
Payment of consideration related to acquisitions	(2,660)	(1,210)	—
Proceeds from issuance of convertible notes, net of issuance costs	—	76,854	—
Repurchase of convertible notes	—	(19,448)	—
Repayment of debt assumed through acquisition	(30)	—	(899)
Payment of principal under capital leases	(1,193)	(1,170)	(244)

Net cash (used in) provided by financing activities	(1,004)	44,750	2,229

Effect of exchange rates on cash and cash equivalents	22	32	(50)

Net (decrease) increase in cash and cash equivalents	(983)	4,553	1,265
Cash and cash equivalents at beginning of period	17,383	12,830	11,565

Cash and cash equivalents at end of period	$16,400	$17,383	$12,830

Supplemental disclosures of cash flow information:
Cash paid for interest on convertible debt	$2,813	$1,713	$—
Cash paid for interest on capital leases	101	175	57

The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Significant Accounting Policies

  Description of Business

        Callidus Software, Inc. ("Callidus" or the "Company") is a provider of cloud-based solutions for sales effectiveness, sold to companies of every size throughout the world. Companies use sales effectiveness solutions to optimize investments in sales planning and performance, specifically in the areas of sales and channel quota, coverage, incentive management, and coaching and training. Callidus' solutions enable businesses to achieve new insights into the principal levers that drive sales force performance so they can repeat sales successes for more sustainable, predictable sales growth. Sales effectiveness programs are key vehicles in aligning sales and channel partner goals with top business objectives. Callidus' product suite provides an end-to-end SaaS solution for all aspects of sales effectiveness, including sales hiring, sales enablement and collaboration, Configure-Price-Quote solutions, incentive design and payment, sales coaching and optimization, and learning management including content authoring. The Company's software suite is based on proprietary technology and an extensive expertise in sales performance programs, and provides the flexibility and scalability required to meet the requirements of small, medium, and large businesses across multiple industries. The Company's products drive sales strategies toward desired business outcomes.

  Principles of Consolidation

        The consolidated financial statements include the accounts of Callidus Software, Inc. and its wholly owned subsidiaries (collectively, the Company), which include wholly-owned subsidiaries in Australia, Canada, Germany, Hong Kong, New Zealand, Serbia, Singapore, India and the United Kingdom. All intercompany transactions and balances have been eliminated in the consolidation.

  Use of Estimates

        Preparation of the consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (SEC) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, the allocation of the value of purchase consideration for business acquisitions, uncertain tax liabilities, allowances for doubtful accounts and service remediation reserves, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairments, stock-based compensation forfeiture rates, accrued liabilities and other contingencies. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates such estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and declines in IT spending by companies have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates. Changes in those estimates, if any, resulting from continuing changes in the economic environment, will be reflected in the consolidated financial statements in future periods.

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

  Foreign Currency Translation

        The functional currencies of the Company's foreign subsidiaries are their respective local currencies. Accordingly, the foreign currencies are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average rates during each reporting period for the results of operations. Adjustments resulting from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in interest and other income (expense), net in the accompanying consolidated statements of comprehensive loss.

  Cash and Cash Equivalents and Investments

        The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of December 31, 2012 and 2011 consisted of money market funds and various deposit accounts. The Company determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2012 and 2011, all investment securities were designated as "available-for-sale". The Company considers available-for-sale securities that have a maturity date longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. These securities are carried at estimated fair value based on quoted market prices or other readily available market information, with the unrealized gains and losses included in other comprehensive income (loss). Recognized gains and losses are included in the consolidated statement of comprehensive loss. When the Company has determined that an other-than-temporary decline in fair value has occurred, the amount of the decline is recognized in earnings. Gains and losses are determined using the specific identification method. The Company determined an other-than-temporary decline in fair value in connection with one of their investments during December 31, 2011. Please refer to Note 6 for further information.

  Fair Value of Financial Instruments and Concentrations of Credit Risk

        The fair value of certain of the Company's financial instruments that are not measured at fair value, including , accounts receivable and accounts payable, approximates the carrying amount due to their short maturity. The fair value of the Company's Convertible Notes is disclosed in Note 8 and was determined using the quoted market price. See Note 6 for discussion regarding the valuation of the Company's investments. Financial instruments that potentially subject the Company to concentrations of credit risk are short-term investments and trade receivables. The Company mitigates concentration of risk by monitoring the risk profiles of all bank counterparties on at least a quarterly basis. Based on the Company's on-going assessment of counterparty risk, the Company will adjust its exposure to various counterparties.

        The Company's customer base consists of businesses throughout the Americas, Europe, Middle East, Africa and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of December 31, 2012 and December 31, 2011, the Company had no customers comprising greater than 10% of net accounts receivable. Refer to Note 16 for information regarding revenues from significant customers.

CALLIDUS SOFTWARE INC

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

        Below is a summary of the changes in the Company's reserve accounts for 2012, 2011 and 2010 (in thousands):

	Balance at Beginning of Period	(Benefit) Provision Net of Recoveries	Write-offs	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2012	$225	$434	$(178)	$481
Year ended December 31, 2011	366	(8)	(133)	225
Year ended December 31, 2010	307	180	(121)	366

	Balance at Beginning of Period	(Benefit) Provision Net of Recoveries	Write-offs	Balance at End of Period
Service remediation reserve
Year ended December 31, 2012	$10	$(6)	$—	$4
Year ended December 31, 2011	32	(21)	(1)	10
Year ended December 31, 2010	256	68	(292)	32

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

  Property and Equipment, net

        Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the assets' estimated useful lives or the related lease terms. Expenditures for maintenance and repairs are expensed as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts and any resulting gain or loss is reflected in the consolidated statements of comprehensive loss.

  Prepaid and other current assets and deposits and other assets

        Included in deposits and other assets in the consolidated balance sheets at December 31, 2012 and 2011 is restricted cash totaling $0.6 million and $0.7 million, respectively, related to security deposits on leased facilities for the Company's New York, New York and Pleasanton, California offices, and a customer letter of credit. The restricted cash represents investments in certificates of deposit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in prepaid and other current assets and deposits and other assets based on the contractual term for the release of the restriction.

        Also included in the prepaid and other current assets and deposits and other assets is certain costs related to configuring and implementing hosted third-party software applications that the Company uses to operate its business. These configuration costs are recorded as an asset as the Company has determined that they have probable future economic benefit and are being amortized over their useful life of three years. As of December 31, 2012 and 2011, the Company capitalized configuration costs of $0.5 million; and had remaining unamortized costs of $0.2 million and $0.4 million as of December 31, 2012 and 2011, respectively. These costs do not include such items as, the cost of training, business process reengineering, and data migration, which are expensed as incurred.

        Prior to the adoption of Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2009-13 ("ASU 2009-13"), if the Company entered into a multiple element on-demand subscription agreement that did not qualify for separation due to the lack of fair value for all undelivered elements, the Company would defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. As of December 31, 2012 and 2011, the deferred costs previously deferred, or related to ongoing arrangements entered into prior to January 1, 2011 on the Company's consolidated balance sheets for these consulting arrangements which are included in prepaid and other current assets totaled $0.5 million and $1.4 million, respectively.

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

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

        If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it then conducts a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit's carrying value, the Company will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, the Company will compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. The Company has one reporting unit and evaluates goodwill for impairment at the entity level. Based upon the results of the step one testing, the Company concluded that no impairment existed as December 31, 2012, and did not perform the second step of the goodwill impairment test.

        Intangible assets with finite lives are amortized over their estimated useful lives of one to 12 years. Generally, amortization is based on the higher of a straight-line method or the pattern in which the economic benefits of the intangible asset will be consumed. There was no impairment expense related to intangible assets during, the years ended December 31, 2012 and 2011. During the year ended December 31, 2010, the Company recognized an impairment of $0.2 million.

  Impairment of Long-Lived Assets

        The Company assesses impairment of its long-lived assets in accordance with the provisions of accounting for the impairment of long-lived assets. Long-lived assets, such as property and equipment and purchased intangibles subject to amortization are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. There were no impairment charges recorded during the years ended December 31, 2012, 2011 and 2010.

  Business Combinations

        The Company recognizes assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; recognizes acquisition related expenses and restructuring costs to be expensed as incurred; and recognizes changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.

        During the measurement period, which may be up to one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the measurement period, we record adjustments to the assets acquired or liabilities assumed in our operating results in the period in which the adjustments were determined.

  Restructuring Expenses

        Restructuring expenses are comprised primarily of employee termination costs related to headcount reductions, costs related to properties abandoned in connection with facilities consolidation

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

including estimated losses related to excess facilities based upon our contractual obligations net of estimated sublease income and related write-downs of leasehold improvements. We reassess the liability periodically based on market conditions.

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

  Stock-Based Compensation

        The Company measures and recognizes compensation expense for stock-based awards made to employees and directors including employee stock options and employee stock purchases under the Company's Employee Stock Purchase Plan ("ESPP") based on estimated fair values on the date of grant using the Black-Scholes option pricing model. Stock-based compensation expense for restricted stock units ("RSU"), relating to both performance and non-performance awards, is estimated based on the market value of the Company's stock on the date of grant. The fair value of the performance award assumes that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The value of serviced based awards are recognized as expense on a straight-line basis over the requisite service periods in the Company's consolidated statements of comprehensive loss.

  Income Taxes

        The Company is subject to income taxes in both the United States and foreign jurisdictions and the Company uses estimates in determining its provision for income taxes. This process involves estimating actual current tax assets and liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the consolidated balance sheets. Net deferred tax assets are recorded to the extent the Company believes that these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. With the exception of the net deferred tax assets of two of the Company's foreign subsidiaries, the Company maintained a full valuation allowance against its net deferred tax assets at December 31, 2012 because the Company believes that it is not more-likely-than-not that the gross deferred tax assets will be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event the Company were to determine that it would be able

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made.

        Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of accounting for uncertainty in income taxes and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the accompanying consolidated statement of comprehensive loss. Accrued interest and penalties are included in other liabilities.

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

        License Revenues.    License revenues, which only include perpetual license revenues, are recognized upon delivery of the product, assuming all the other conditions for revenue recognition have been met.

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

        Multiple-deliverable arrangements with on-demand subscription.    In October 2009, the FASB issued ASU 2009-13, which amended the accounting guidance for multiple-deliverable revenue arrangements to:

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

        The Company considered all of the following factors to establish the ESP for fixed fee service arrangements when sold with its on-demand services: the weighted average actual sales prices of professional services sold on a standalone basis for on-demand services; average billing rate for fixed fee service agreements when sold with on-demand services, cost plus a reasonable mark-up and other factors such as gross margin objectives, pricing practices and growth strategy.

        Prior to the adoption of ASU 2009-13 if the Company entered into a multiple-deliverable on-demand arrangement that did not qualify for separation due to the lack of fair value, the entire arrangement was recognized ratably over the remaining on-demand subscription period after the completion of the professional services.

        Multiple-deliverable arrangements with on-premise license.    For arrangements with multiple-deliverables, including license, professional services and maintenance, the Company recognizes license revenues using the residual method of accounting pursuant to the requirements of the software revenue recognition guidance. Under the residual method, revenues are recognized when VSOE for fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. If evidence of fair value cannot be established for the undelivered elements, all of the revenue is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. If the only

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance period.

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

        The deferred costs on the Company's consolidated balance sheets totaled $3.8 million and $1.8 million at December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012 and 2011 $3.0 million and $1.4 million of the deferred costs are included in prepaid and other current assets with the remaining amounts included in deposits and other assets in the consolidated balance sheets. The deferred costs mainly represent commission payments to the Company's direct sales force for term license arrangements, which the Company amortizes over the non-cancelable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements. The deferral of commission expenditures related to the Company's on-demand offering was $3.1 million and $1.4 million at December 31, 2012 and 2011, respectively.

        Prior to the adoption of ASU 2009-13, if the Company entered into a multiple element on-demand subscription agreement that did not qualify for separation due to the lack of fair value for all undelivered elements, the Company would defer the direct costs of the implementation and configuration services and amortize those costs over the same time period as the related revenue is recognized. The deferred costs previously deferred, or related to ongoing arrangements entered into prior to January 1, 2011 on the Company's consolidated balance sheets for these consulting arrangements totaled $0.5 million and $2.0 million at December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, $0.5 million and $1.4 million, respectively, of deferred costs are included in prepaid and other current assets, with the remaining amount included in deposits and other assets in the consolidated balance sheets. Due to the adoption of ASU 2009-13, the Company will no longer be able to defer direct costs associated with implementation and configurations services for agreements entered into after January 1, 2011. These direct costs of the implementation and configuration will be expensed as they are incurred and, at the same time, the related revenue will no longer be deferred.

  Advertising Costs

        The Company expenses advertising costs in the period incurred. Advertising expense was $146,000, $7,000, and $17,000 for 2012, 2011 and 2010, respectively.

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

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Significant Accounting Policies (Continued)

  Recently Adopted Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") issued an update to Accounting Standards Codification ("ASC") Topic 350, Intangibles—Goodwill and Other ("ASC 350"), amending existing accounting guidance to allow entities to use a qualitative approach to test goodwill for impairment. The new guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASC 350 is effective for the Company beginning January 1, 2012 and earlier adoption is permitted. During the fourth quarter of 2011, the Company early adopted ASC 350. The adoption of ASC 350 did not impact the Company's condensed consolidated financial statements.

        In June 2011, the FASB issued an update to ASC Topic 220, Comprehensive Income ("ASC 220"), amending the disclosure requirements under ASC 220. The amended guidance removes current presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASC 220 was effective and adopted by the Company beginning the quarter ended March 31, 2012. The adoption of ASC 220, which involves presentation and disclosures only, did not impact the Company's condensed consolidated financial statements.

        In May 2011, the FASB issued an update to ASC 820, Fair Value Measurements ("ASC 820"), amending the accounting and disclosure requirements on fair value measurements. ASC 820 limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at the net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation process and the sensitivity of the fair value to changes in unobservable inputs. ASC 820 was effective beginning January 1, 2012. The adoption of ASC 820, which involves presentation and disclosures only, did not impact the Company's consolidated financial statements.

  Recent Accounting Pronouncements

        In December 2011, the FASB issued an update to ASC 210, Balance Sheet ("ASC 210") amending disclosures about offsetting assets and liabilities. ASC 210 requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. ASC 210 is effective December 1, 2013 and is to be applied retrospectively. ASC 210 does not amend the existing guidance on when it is appropriate to offset, and the adoption of ASC 210, which involves presentation and disclosures only, will not impact the Company's consolidated financial statements.

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Restructuring

        In 2012 and prior years, in order to achieve cost efficiencies and realign our resources and operations, management approved and initiated restructuring plans primarily related to excess facilities, rationalization of acquisitions and other corporate actions. As of December 31, 2012, the total estimated restructuring expenses associated with all restructuring plans approved to date was $9.6 million, and consisted of costs associated with employee terminations and exit of excess facilities. These costs are recognized in accordance with the current guidance on accounting for exit activities and are presented as restructuring expenses in our consolidated statements of comprehensive loss.

        The Company incurred restructuring expenses of $1.1 million, $0.6 million, and $1.7 million for the year ended December 31, 2012, 2011 and 2010.

        The following table sets forth a summary of accrued restructuring expenses for 2012 and 2011 (in thousands):

	December 31, 2011	Cash Payments	Additions	Adjustments	December 31, 2012
Severance and termination-related costs	$—	$(422)	$1,198	$(187)	$589
Facilities related costs	443	(258)	209	(105)	289

Total accrued restructuring expenses	$443	$(680)	$1,407	$(292)	$878

	December 31, 2010	Cash Payments	Additions	Adjustments	December 31, 2011
Severance and termination-related costs	$3	$(261)	$258	$—	$—
Facilities related costs	294	(242)	443	(52)	443

Total accrued restructuring expenses	$297	$(503)	$701	$(52)	$443

Note 3—Acquisition

Fiscal 2012 acquisitions

LeadFormix, Inc.

        On January 3, 2012, the Company acquired Leadformix, Inc. ("Leadformix"), a leader in next-generation marketing automation and sales enablement, headquartered in the U.S. with operations in India, for $9.0 million in cash, which included an indemnity holdback of $1.5 million. In January 2013, $1.3 million of the indemnity holdback was paid and the remainder of the indemnity holdback settled.

6FigureJobs.com

        On May 4, 2012, the Company acquired 6FigureJobs.com ("6FigureJobs"), a premier job advertisement placement, recruitment media services and other career-related services provider to extend Hiring Cloud offerings. 6FigureJobs, a wholly-owned subsidiary of Workstream, Inc., a Canadian corporation, was purchased in exchange for $1.0 million in cash, which included $0.3 million for indemnity holdback to be paid on the one-year anniversary of the closing date.

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisition (Continued)

        The total purchase price for each acquisition was comprised of the following (amounts in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/(Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill deductible for tax purposes	Acquisition related expenses
Leadformix	$8,521	$(760)	$2,800	$6,481	Not deductible	$270
6FigureJobs	1,031	(69)	910	190	Not deductible	119

	$9,552	$(829)	$3,710	$6,671

        The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisitions: (in thousands):

				Weighted Average Estimated Useful Life
					Estimated Life
	Leadformix	6FigureJobs	Total		Leadformix	6FigureJobs
Customer relationships	$640	$630	$1,270	6.01	7	5
Developed technology	1,900	220	2,120	6.79	7	5
Tradename	260	60	320	6.63	7	5

	$2,800	$910	$3,710

        Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired.

        The financial results of these companies are included in the Company's consolidated results from their respective acquisition dates.

        The Company's business combinations completed in 2012 did not have a material impact on the Company's consolidated financial statements, and therefore pro forma disclosures have not been presented.

Fiscal 2011 acquisitions

Salesforce Assessments

        On March 25, 2011, the Company entered into an asset purchase agreement with Salesforce Assessments, a leading provider of SaaS-based sales assessments, whereby the Company purchased substantially all the assets of Salesforce Assessments for $0.3 million in cash.

Litmos, Ltd.

        On June 10, 2011, the Company acquired Litmos, Limited, a New Zealand corporation ("Litmos"), a provider of SaaS-based learning management systems ("LMS"). LMS delivers a self-service online training system that facilitates the management and delivery of web-based training courses for business users to be included in the CallidusCloud Learning Cloud. The total purchase price for all outstanding shares of common stock of Litmos was $2.6 million in cash.

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisition (Continued)

        The Company also agreed to $0.6 million holdback as compensation expense, which was paid in 2012.

iCentera, Inc.

        On July 5, 2011, the Company acquired iCentera, Inc., a U.S.-based SaaS provider of sales enablement software to drive knowledge transfer from marketing resources to sales teams, partners and customers. iCentera's platform replaces static sales, partner and customer portals with one single sales enablement system that adapts to the needs of each user.

        The total purchase price was $7.9 million in cash, including a $1.5 million indemnity holdback and a $1.0 million earn-out condition. In 2012, the indemnity holdback balance of $0.4 million was paid and $0.9 million reversed. The Company originally accrued $0.9 million for the earn-out condition based on a 90% probability that the balance will become payable, however the milestone to achieve the earn-out target was not met, and the balance was released in 2012. The release of $1.8 million in total for the indemnity holdback and earn-out condition was recorded within the acquisition-related contingent consideration.

Rapid Intake, Inc.

        On September 8, 2011, the Company acquired Rapid Intake, Inc., a U.S.-based company ("Rapid Intake"), a leader in collaborative rapid e-learning authoring, offering the ability to create and deliver content through its SaaS platform and desktop delivery software. The platform and software ensure continuity across the enterprise by simplifying e-learning for all employees in training requirements and maintaining qualifications.

        The total purchase price was $2.4 million in cash, including a $0.4 million in indemnity holdback and a $0.5 million earn-out condition. The indemnity holdback and contingent consideration were paid in full during 2012.

Webcom, Inc.

        On October 3, 2011, the Company acquired Webcom, Inc., a U.S.-based company with operations in Serbia ("Webcom"), a leader in SaaS-based product configuration, pricing, quoting and proposal management. The total purchase price for Webcom was $10.8 million in cash, including a $1.6 million indemnity holdback and a $1.8 million earn-out condition.

        In 2012, $0.6 million of the indemnity holdback was paid and the balance of $1.0 million remains accrued for potential indemnification items. The Company originally accrued $1.6 million for the earn-out condition based on a 90% probability that the amount will become payable and as the condition was met, an additional charge of $0.2 million was recognized as acquisition-related contingent consideration expense in 2012, and the full balance was paid in February 2013.

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisition (Continued)

        The total purchase price for each acquisition was comprised of the following (amounts in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/(liabilities assumed)	Acquired Intangible Assets	Goodwill	Goodwill deductible for tax purposes	Acquisition related expenses
ForceLogix	$3,750	$(82)	$1,900	$1,932	Deductible	$262
SalesForce Assessments	260	—	240	20	Not deductible	13
Litmos	2,600	(266)	950	1,916	Not deductible	494
iCentera	7,765	(666)	4,030	4,401	Not deductible	261
Rapid Intake	2,325	(1,023)	1,660	1,688	Not deductible	77
Webcom	10,775	(2,189)	6,510	6,454	Not deductible	256

	$27,475	$(4,226)	$15,290	$16,411

        The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisitions: (in thousands):

	ForceLogix	SalesForce Assessments	Litmos	iCentera	Rapid Intake	Webcom	Total	Weighted Average Estimated Useful Life
Customer relationships	$370	$20	$280	$1,780	$440	$1,350	$4,240	7.05
Developed technology	1,390	30	530	2,020	1,110	4,870	9,950	6.96
Tradename	140	190	140	230	110	90	900	7.60
Patent License	—	—	—	—	—	200	200	7.00

	$1,900	$240	$950	$4,030	$1,660	$6,510	$15,290

Note 4—Goodwill and Intangible Assets

  Goodwill

        The changes in the carrying amount of goodwill for the fiscal years ended December 31, 2012 and 2011 are as follows (in thousands):

Goodwill
Balance as of December 31, 2010	$8,031
Acquisitions	16,385

Balance as of December 31, 2011	$24,416
Acquisitions	6,791

Balance as of December 31, 2012	$31,207

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Goodwill and Intangible Assets (Continued)

        During 2012, upon finalizing the purchase price allocation for the acquisition of Webcom in 2011, we retrospectively adjusted the purchase price allocation related to deferred tax liabilities. These adjustments in purchase price allocation increased goodwill, and benefited income tax expense and subsequently, net loss, by $0.2 million in 2011, which has been reflected in the results of operations presented in this Form 10-K.

        Intangible assets consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31, 2011 Cost	December 31, 2011 Net	Additions	Amortization Expense	December 31, 2012 Net	Weighted Average Amortization Period (Years)
Developed technology	$15,179	$10,626	$5,397	$(3,639)	$12,384	5.1
Customer relationships	6,884	4,542	1,270	(860)	4,952	5.8
Tradenames	1,202	942	320	(222)	1,040	5.9
Favorable lease	40	14	—	(13)	1	—
Patents and licenses	1,525	1,522	1,534	(312)	2,744	8.4
Other	142	123	—	(48)	75	1.5

Total	$24,972	$17,769	$8,521	$(5,094)	$21,196

	December 31, 2010 Cost	December 31, 2010 Net	Additions	Amortization Expense	December 31, 2011 Net	Weighted Average Amortization Period (Years)
Developed technology	$5,004	$2,994	$10,173	$(2,541)	$10,626	6.0
Customer relationships	2,644	1,111	4,240	(809)	4,542	7.0
Tradenames	302	142	900	(100)	942	7.1
Favorable lease	40	27	—	(13)	14	1.0
Patents and licenses	—	—	1,525	(3)	1,522	10.5
Other	—	—	142	(19)	123	2.5

Total	$7,990	$4,274	$16,980	$(3,485)	$17,769

        Intangible assets include third-party software licenses used in our products and acquired assets related to the Company's acquisitions. Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred.

        Amortization expense related to intangible assets was $5.1 million, $3.5 million and $2.5 million in 2012, 2011 and 2010, respectively, and was charged to cost of revenues for purchased technology, sales and marketing expense for customer relationships and general and administrative expense for the

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Goodwill and Intangible Assets (Continued)

favorable lease and other. The Company's intangible assets are amortized over their estimated useful lives of one to twelve years. Total future expected amortization is as follows (in thousands):

	Developed Technology	Customer Relationships	Tradenames	Favorable Lease	Patents and licenses	Other
Year Ending December 31:
2013	$2,750	$876	$213	$1	$352	$47
2014	2,224	876	179	—	347	28
2015	2,122	876	172	—	344	—
2016	2,103	876	151	—	344	—
2017	1,706	717	140	—	344	—
2018 and beyond	1,479	731	185	—	1,013	—

Total expected amortization expense	$12,384	$4,952	$1,040	$1	$2,744	$75

Note 5—Financial Instruments

        As of December 31, 2012, all debt and marketable equity securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.

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

        Interest income is included within interest income and other income (expense), net in the accompanying consolidated statements of comprehensive loss. Realized gains and losses are calculated using the specific identification method. As of December 31, 2012 and 2011, the Company had no short-term investments in an unrealized loss position for a duration greater than 12 months.

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Financial Instruments (Continued)

        The components of the Company's debt and marketable equity securities classified as available-for-sale were as follows at December 31, 2012 (in thousands):

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair value
Cash	$13,062	$—	$—	$—	$13,062
Cash equivalents:
Money market funds	3,338	—	—	—	3,338

Total cash equivalents	3,338	—	—	—	3,338

Total cash and cash equivalents	$16,400	$—	$—	$—	$16,400

Short-term investments:
Commercial paper	$—	$—	$—	$—	$—
U.S. government and agency obligations	6,700	—	—	—	6,700
Corporate notes and obligations	6,061	10	—	—	6,071

Total short-term investments	$12,761	$10	$—	$—	$12,771

        For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2012 (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$6,301	$6,308
Between 1 and 2 years	6,460	6,463

Total	$12,761	$12,771

        The components of the Company's debt and marketable equity securities classified as available-for-sale were as follows for December 31, 2011 (in thousands):

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

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Financial Instruments (Continued)

        For investments in securities classified as available-for-sale, estimated fair value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2011 (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$20,647	$20,641
Between 1 and 2 years	14,776	14,765

	$35,423	$35,406
	375	—

Total	$35,798	$35,406

        The Company had realized losses on sales of its investments of zero, $2,000 and zero, for the years ended December 31, 2012, 2011, and 2009, respectively. The Company had proceeds of $38.8 million and $35.5 million from maturities and sales of investments for 2012 and 2011, respectively.

        The short-term investments in government obligations or highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities so as to assess if any of the impairments will be considered other-than-temporary. The Company did not identify any government obligations or highly rated credit securities held as of December 31, 2012 for which the fair value declined significantly below amortized cost and that the decline would be considered other-than-temporary impairment (OTTI).

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

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Fair Value Measurements

        The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company's financial assets was determined using the following inputs at December 31, 2012 and 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
December 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$3,338	$3,338	$—	$—
U.S. Treasury bills(2)	1,000	1,000	—	—
Corporate notes and obligations(2)	6,071	—	6,071	—
U.S. government and agency obligations(2)	5,700	—	5,700	—

Total	$16,109	$4,338	$11,771	$—

Liabilities:
Contingent consideration(3)	$1,750	$—	$—	$1,750

Total	$1,750	$—	$—	$1,750

(1)
Included in cash and cash equivalents on the condensed consolidated balance sheet.

(2)
Included in short-term investments on the condensed consolidated balance sheet.

(3)
Included in accrued expenses on the condensed consolidated balance sheet.

	Fair Value Measurements at Reporting Date Using
December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$10,083	$10,083	$—	$—
U.S. Treasury bills(2)	3,503	3,503	—	—
Corporate notes and obligations(2)	12,236	—	12,236	—
U.S. government and agency obligations(2)	19,667	—	19,667	—

Total	$45,489	$13,586	$31,903	$—

Liabilities:
Contingent consideration(3)	$2,925	$—	$—	$2,925

Total	$2,925	$—	$—	$2,925

(1)
Included in cash and cash equivalents on the consolidated balance sheet.

(2)
Included in short-term investments on the consolidated balance sheet.

(3)
Included in accrued expenses on the consolidated balance sheet.

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Fair Value Measurements (Continued)

        The tables below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) for years ended December 31, 2012 and 2011 (in thousands):

	Balance at December 31, 2011	Additions	Adjustment	Balance at December 31, 2012
Liabilities:
Contingent consideration	$2,925	$225	$(1,400)	$1,750

Total	$2,925	$225	$(1,400)	$1,750

        During 2012 the Company released iCentera acquisition contingent consideration of $0.9 million as iCentera did not achieve certain earn-out revenue milestones, paid $0.5 million in earn-out consideration for Rapid Intake, and recognized $0.2 million in additional earn-out consideration primarily for Webcom due to the achievement of milestones specified in the merger agreement. These transactions were recorded within acquisition-related contingent consideration in the accompanying condensed consolidated statements of comprehensive loss during 2012.

Valuation of Investments, Put Option and Warrants

  Level 1 and Level 2

        The Company's available-for-sale securities include money market funds, U.S. Treasury bills, commercial paper, corporate notes and obligations, and U.S. government and agency obligations. The Company values these securities using a pricing matrix from a pricing service provider, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). The Company classifies all of its available-for-sale securities, except for money market funds and U.S. Treasury, as having Level 2 inputs. The Company validates the estimated fair value of certain securities from a pricing service provider on a quarterly basis. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, with all significant inputs derived from or corroborated by observable market data.

  Level 3

        Contingent consideration is defined as earn-out payments which the Company may pay in connection with acquisitions. Contingent consideration liabilities are classified as Level 3 liabilities, as the Company uses unobservable inputs to value them, which is a probability-based income approach. Subsequent changes in the fair value of contingent consideration liabilities will be recorded within the acquisition-related contingent consideration in the Company's condensed consolidated statements of comprehensive loss.

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Balance Sheet Components

        Property and equipment consisted of the following (in thousands):

	As of December 31,
	2012	2011
Equipment	$12,958	$11,177
Purchased software	5,094	4,624
Furniture and fixtures	1,540	1,221
Leasehold improvements	1,854	1,856
Construction in progress	3,340	291

	24,786	19,169
Less: Accumulated depreciation	14,206	12,397

Property and equipment, net	$10,580	$6,772

        Depreciation expense for 2012, 2011 and 2010 was $3.1 million, $3.1 million and $2.6 million, respectively.

        Property and equipment at December 31, 2012 included a total of $3.4 million in assets acquired under capital leases. Accumulated amortization relating to the equipment and software under capital lease totaled $2.3 million, $1.3 million, and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of assets under capital leases is included in depreciation expense. Included in amortization expense was amortization of purchased software, which totaled $0.7 million, $0.7 million and $0.8 million, respectively.

        Prepaids and other current assets consisted of the following (in thousands):

	As of December 31,
	2012	2011
Interest receivable	$56	$229
Convertible debt issuance costs, current portion	536	536
Prepaid taxes	362	634
Deferred costs	2,992	2,803
Prepaid insurance	540	346
Prepaid expenses	1,858	1,226
Other current assets	374	57

Total prepaid and other current assets	$6,718	$5,831

        Accrued payroll and related expenses consisted of the following (in thousands):

	As of December 31,
	2012	2011
Vacation accrual	$1,874	$1,960
Commissions	1,823	820
ESPP	636	580
Restructuring severance liability	589	—
Accrued payroll related expenses	932	918

Total accrued payroll related expenses	$5,854	$4,278

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Balance Sheet Components (Continued)

        Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2012	2011
Sales tax payable	$684	$255
Accrued interest payable	234	234
Income taxes payable	95	225
Restructuring facility liability	49	114
Patent settlement	—	2,000
Accrued expenses	7,102	9,444

Total accrued expenses	$8,164	$12,272

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

        During the year ended December 31, 2011, the Company completed the repurchase of $21.3 million aggregate principal amount of its Convertible Notes for cash of approximately $19.4 million through privately negotiated transactions including fees of $105,000. The Company recognized a gain on the extinguishment of the Convertible Notes of approximately $1.8 million which was partially offset by the write-off of $0.9 million in unamortized debt issuance costs, resulting in a net gain of $0.9 million. As of December 31, 2012 and December 31, 2011, $59.2 million aggregate principal amount of the Convertible Notes remain outstanding. Based on market prices, the fair value of the

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Convertible Notes (Continued)

Company's Convertible Notes was $58.0 million and $61.2 million as of December 31, 2012 and 2011, respectively.

        The Convertible Notes are recorded as long-term debt. The current balance of the debt issuance costs associated with the issuance of the Convertible Notes is recorded within prepaid and other current assets, and the non-current balance is recorded within deposits and other assets, and is being amortized to interest expense over the terms of the Convertible Notes. At December 31, 2012 and 2011, $536,000 of the debt issuance costs are included in prepaid and other current assets, with the remaining amounts of $1.3 million and $1.8 million, respectively, recorded in deposits and other assets.

Note 9—Contractual Obligations, Commitments and Contingencies

  Contractual Obligations and Commitments

        For each of the next five years and beyond, the Company has the following contractual obligations, long-term operating and capital lease obligations and unconditional purchase commitments (in thousands):

	Convertible notes
			Unconditional purchase commitments	Operating lease commitments	Capital lease obligations
	Principal	Interest
Year Ending December 31:
2013	$—	$2,813	$1,608	$1,873	$948
2014	—	2,813	696	1,739	8
2015	—	2,813	848	1,724	—
2016	59,215	1,172	223	1,501	—
2017	—	—	—	820	—
2018 and beyond	—	—	—	—	—

Future minimum payments	$59,215	$9,611	$3,375	$7,657	956

Less: amount representing interest					(27)

Present value of capital lease obligations					$929

        The Company leases its facilities under several non-cancelable operating lease agreements that expire at various dates through 2017. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. The Company had deferred rent related to leases with such escalating payments of $1.0 million and $1.1 million as of December 31, 2012 and 2011, respectively. Rent expense for 2012, 2011 and 2010 was $1.5 million, $1.5 million and $2.5 million, respectively. In addition, the Company, in the normal course of business, enters into non-cancellable capital leases with various expiring dates.

        Included in prepaid and other current assets and deposits and other assets in the consolidated balance sheets at December 31, 2012 and 2011 is restricted cash totaling $0.6 million, related to security deposits on leased facilities for the Company's New York, New York, San Jose, California and Pleasanton, California offices and a customer letter of credit. The restricted cash represents investments in certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in prepaid and other current assets and deposits and other assets based on the contractual term for the release of the restriction.

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Contractual Obligations, Commitments and Contingencies (Continued)

        In connection with the Company's acquisitions, the following amounts are payable based on indemnification holdback and earn-out requirements.

        On October 3, 2011, the Company acquired Webcom, Inc., which included a $1.6 million indemnity holdback and a $1.8 million earn-out condition. In 2012, $0.6 million of the indemnity holdback was paid and the balance of $1.0 million remains accrued for potential indemnification items. The Company originally accrued $1.6 million for the earn-out condition based on a 90% probability that the amount will become payable and as the condition was met, an additional charge of $0.2 million was recognized with the full balance paid in February 2013.

        On January 3, 2012, the Company acquired Leadformix, which included an indemnity holdback of $1.5 million. In January 2013, $1.3 million of the indemnity holdback was paid and the remaining indemnity holdback settled.

        On May 4, 2012, the Company acquired 6FigureJobs, which included $0.3 million for indemnity holdback payable upon the one-year anniversary of the closing date.

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

  Intellectual Property Litigation

        On September 14, 2010, Versata Software, Inc., Versata Development Group, Inc., Clear Technology, Inc. and Versata FZ-LLC (collectively "Versata") filed suit against Callidus Software Inc. in the United States District Court for the District of Delaware. The suit asserted that Callidus infringed U.S. Patents 6,862,573 and 7,110,998. On March 5, 2012, Versata and Callidus entered into a settlement and patent license agreement ("Agreement"). Under the Agreement, Versata agreed to provide Callidus a nonexclusive license to the foregoing patents in exchange for $2.0 million in cash, and the parties also agreed to future resale partnership arrangements. The settlement cost was amortized to cost of revenues on a straight-line basis over the life of the patents. During the year ended December 31, 2011, the Company expensed $701,000, which represented the amortized expense from the issuance of the patents through December 31, 2011. The remaining settlement cost of $1.3 million was classified in intangibles and is being amortized to cost of revenues over the remaining life of the patents, which expire in 2023.

        On July 19, 2012, Versata Software, Inc. and Versata Development Group, Inc. filed suit against Callidus Software Inc. in the United States District Court for the District of Delaware. The suit asserted that Callidus infringes U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024. The Company believes that the claims are without merit and intends to vigorously defend against these claims.

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Contractual Obligations, Commitments and Contingencies (Continued)

        On August 31, 2012, the Company filed suit against Xactly Corporation in the United States District Court for the Central District of California. The suit alleges that Xactly Corporation infringes U.S. Patents 8,046,387 and 7,774,378. On October 24, 2012, the Company amended its complaint to add Xactly's President and Chief Executive Officer as a defendant and to add claims for trademark infringement, false advertising, false and misleading advertising, trade libel, defamation, intentional interference with prospective economic advantage, intentional interference with contractual relations, breach of contract and unfair competition, in addition to patent infringement. On January 28, 2013, the Company further amended its complaint to allege that Xactly Corporation also infringes U.S. Patent 6,473,748 and dismissing its intentional interference with contractual relations claims.

        On December 14, 2012, TQP Development, LLC filed suit against Callidus Software Inc. in the United States District Court for the Eastern District of Texas Marshall Division. The suit asserts that Callidus infringes U.S. Patent No. 5,412,730. The Company believes that the claim is without merit and intends to vigorously defend against the claim.

Other matters

        In addition to the above litigation matters, the Company is from time to time a party to other various litigation and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters are likely to have a material adverse effect on the Company's future financial results.

        The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2012, the Company has not recorded any such liabilities in accordance with accounting for contingencies. However, litigation is subject to inherent uncertainties and our view on these matters may change in the future.

Note 10—Net Loss Per Share

        Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the conversion of the Convertible Notes, the exercise of outstanding common stock options, the release of restricted stock, and purchases of employee stock purchase plan ("ESPP") shares to the extent these shares are dilutive. For 2012, 2011 and 2010, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Net Loss Per Share (Continued)

        Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Years Ended December 31,
	2012	2011	2010
Restricted stock	3,543	3,672	2,029
Stock options	3,299	4,713	6,275
ESPP	67	76	174
Convertible notes	7,680	5,344	—

Total	14,589	13,805	8,478

        The weighted average exercise price of stock options excluded for 2012, 2011 and 2010 was $4.74, $4.56 and $4.52, respectively.

Note 11—Stock-Based Compensation

  Expense Summary

        Stock-based compensation expenses of $13.7 million, $12.3 million and $6.1 million was recorded during the years ended December 31, 2012, 2011and 2010, in the consolidated statement of comprehensive loss. The table below sets forth a summary of stock-based compensation expense for the years ended December 31, 2012, 2011and 2010 (in thousands).

	Years Ended December 31,
	2012	2011	2010
Stock-based compensation:
Stock Options	$838	$1,171	$1,659
Restricted Stock Units
Performance Awards	444	665	—
Non-performance Awards	11,571	10,173	3,436
ESPP	802	232	536
Actek Acquisition Compensation	—	42	470

Total stock-based compensation	$13,655	$12,283	$6,101

        As of December 31, 2012, there was $0.7 million, $13.0 million and $0.4 million of total unrecognized compensation expense related to stock options, restricted stock units and the ESPP, respectively. This expense related to stock options, restricted stock units and the ESPP and is expected to be recognized over a weighted average period of 1.8 years, 1.3 years and 0.4 years, respectively.

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

        The table below sets forth the functional classification of stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Stock-based compensation:
Cost of recurring revenues	$1,550	$3,339	$548
Cost of services and other revenues	2,070	1,495	735
Sales and marketing	3,778	1,987	961
Research and development	1,782	1,548	991
General and administrative	4,475	3,914	2,866

Total stock-based compensation	$13,655	$12,283	$6,101

  Determination of Fair Value

        The fair value of each restricted stock unit, relating to both performance and non-performance awards, is estimated based on the market value of the Company's stock on the date of grant and the average historical forfeiture rate. The fair value of the performance award assumes that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

        The fair value of each stock option is estimated on the date of grant and the fair value of each ESPP share is estimated on the beginning date of the offering period using the Black-Scholes-Merton valuation model and the assumptions noted in the following table.

Years Ended December 31,
	2012	2011	2010
Stock Option Plans
Expected life (in years)	5.0 to 6.0	2.5 to 6.0	2.5 to 3.5
Risk-free interest rate	0.72% to 1.33%	0.50% to 1.12%	0.81% to 1.52%
Volatility	60% to 65%	59% to 69%	67% to 76%
Dividend Yield	—	—	—
Employee Stock Purchase Plan
Expected life (in years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.13% to 0.20%	0.07% to 0.29%	0.18% to 0.34%
Volatility	56% to 62%	39% to 53%	39% to 60%
Dividend Yield	—	—	—

        Expected Dividend Yield—The Company has never paid dividends and does not expect to pay dividends.

        Risk-Free Interest Rate—The risk-free interest rate was based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term.

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

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

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

        A summary of the Company's shares available for grant and the status of options and awards under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan are as follows:

  Shares Available for Grant

	2012	2011	2010
	(Number of Shares)
Beginning Available	2,014,218	3,423,496	3,945,609
Authorized	1,756,431	1,598,985	1,568,138
Granted	(2,519,851)	(3,434,971)	(3,525,610)
Forfeited	685,726	350,508	606,050
Expired	642,416	76,200	829,309

Ending Available	2,578,940	2,014,218	3,423,496

  Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2009	5,862,319	$4.83
Granted	829,600	3.21
Exercised	(216,094)	2.58		$1,109
Forfeited	(175,787)	3.72
Expired	(829,309)	6.14

Outstanding as of December 31, 2010	5,470,729	4.51
Granted	300,200	5.65
Exercised	(1,168,957)	3.85		2,653
Forfeited	(122,769)	5.92
Expired	(76,200)	5.02

Outstanding as of December 31, 2011	4,403,003	4.71
Granted	120,200	5.86
Exercised	(714,820)	5.16		1,358
Forfeited	(134,346)	3.52
Expired	(638,555)	7.64

Outstanding as of December 31, 2012	3,035,482	$4.09	2.01	$2,339

Vested and Expected to Vest as of December 31, 2012	2,994,207	$4.08	2.00	$2,316

Exercisable as of December 31, 2012	2,708,699	$4.06	1.96	$2,077

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

  Restricted Stock Units

	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Unreleased as of December 31, 2009	678,766
Granted	2,696,010
Released	(675,903)
Forfeited	(430,263)

Unreleased as of December 31, 2010	2,268,610
Granted	3,134,771
Released	(1,316,100)
Forfeited	(227,989)

Unreleased as of December 31, 2011	3,859,292
Granted	2,399,651
Released	(2,597,880)
Forfeited	(551,380)

Unreleased as of December 31, 2012	3,109,683	0.71	$14,118

Vested and Expected to Vest as of December 31, 2012	2,824,881	0.65	$12,008

        Restricted stock units are not considered outstanding at the time of grant, as the holders of these units are not entitled to dividends and voting rights. Unvested restricted stock units are not considered outstanding in the computation of basic net loss per share.

        As of December 31, 2012, the range of exercise prices and weighted average remaining contractual life of outstanding options under the 1997 Stock Option Plan and the 2003 Stock Incentive Plan are as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.92 - $2.62	316,933	0.99	2.40	311,758	2.39
$2.89 - $3.13	350,943	1.93	3.03	283,685	3.02
$3.20 - $3.34	326,522	2.29	3.23	212,354	3.22
$3.36 - $3.65	378,543	1.33	3.49	377,288	3.49
$3.70 - $4.15	440,181	2.55	3.99	440,181	3.99
$4.17 - $4.51	326,350	1.99	4.35	326,350	4.35
$4.54 - $4.93	469,118	1.27	4.80	407,086	4.80
$5.27 - $6.91	345,375	3.81	5.92	282,214	5.77
$7.10 - $15.36	81,367	2.23	8.96	67,633	9.18
$16.03 - $16.03	150	1.16	16.03	150	16.03

$0.92 - $16.03	3,035,482	2.01	4.09	2,708,699	4.06

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation (Continued)

        At December 31, 2011, 3,611,061 options were vested and exercisable under the plan with a weighted average exercise price of $4.92 per share.

        The weighted-average fair value of stock options and restricted stock units granted during 2012 was $3.19 and $6.80 per share, respectively. For the year ended December 31, 2011, the weighted-average fair value of stock options and restricted stock units granted during 2011 was $2.54 and $5.93 per share, respectively. For the year ended December 31, 2010, the weighted-average fair value of stock options and restricted stock units granted was $1.55 and $3.38 per share, respectively. The total intrinsic value of stock options exercised was $1.4 million, $2.7 million and $1.1 million for 2012, 2011 and 2010, respectively. The total cash received from employees as a result of stock option exercises was $3.7 million, $4.5 million and $2.7 million for 2012, 2011 and 2010, respectively.

  Employee Stock Purchase Plan

        In August 2003, the Board of Directors adopted the Employee Stock Purchase Plan, which became effective upon the completion of the Company's initial public offering and is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. The ESPP is designed to enable eligible employees to purchase shares of the Company's common stock at a discount on a periodic basis through payroll deductions. Each offering period under the ESPP will be for 12 months and will consist of two consecutive six-month purchase periods. The purchase price for shares of common stock purchased under the ESPP will be 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period and the fair market value of the Company's common stock on the last day of each purchase period. The Company issued approximately 407,000, 325,000 and 518,000 shares during the years ended December 31, 2012, 2011 and 2010 under the ESPP. The weighted-average fair value of stock purchase rights granted under the ESPP during 2012, 2011 and 2010 was $1.76 per share, $1.62 per share and $1.12 per share, respectively.

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

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stockholders' Equity

  Preferred Stock

        Upon completion of the Company's initial public offering, the Company amended its certificate of incorporation and authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001. None of these shares were outstanding as of December 31, 2012 or 2011.

        In connection with the Convertible Notes issued in May 2011, the Company's Board of Directors approved the repurchase of the Company's outstanding common stock. On July 14, 2011, the Company repurchased 2,338,797 shares of our outstanding common stock for $14.4 million. The shares remain outstanding for accounting purposes. The Company did not repurchase any of its outstanding common shares in 2012.

Note 13—Income Taxes

        The following is a geographical breakdown of consolidated loss before income taxes by income tax jurisdiction (in thousands):

	2012	2011	2010
United States	$(27,796)	$(18,429)	$(13,308)
Foreign	486	(324)	94

Total	$(27,310)	$(18,753)	$(13,214)

        The provision (benefit) for income taxes for 2012, 2011 and 2010 consists of the following (in thousands):

	2012	2011	2010
Current:
Federal	$4	$(6)	$(14)
State	—	26	—
Foreign	559	89	(80)
Deferred:
Federal	(185)	(2,871)	(405)
State	(22)	(188)	(53)
Foreign	32	31	74

Total provision (benefit) for income taxes	$388	$(2,919)	$(478)

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

        The provision (benefit) for income taxes differs from the expected tax benefit computed by applying the statutory federal income tax rates to consolidated loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Federal tax at statutory rate	$(9,286)	$(6,376)	$(4,472)
State taxes, net of benefit	—	26	—
Non-deductible expenses	2,416	1,095	1,117
Foreign taxes	427	230	(41)
Current year net operating losses and other deferred tax assets for which no benefit has been recognized	7,181	5,448	3,852
Refundable R&D credit in lieu of bonus depreciation	—	—	(14)
R&D credit net current year build	—	(100)	(306)
Tax benefit due to the recognition of acquired deferred tax liabilities	(350)	(3,242)	(614)

Total provision (benefit) for income taxes	$388	$(2,919)	$(478)

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Net deferred tax assets consist of the following (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards and deferred start-up costs	$47,799	$38,782
Accrued expenses and 481(a)	2,737	3,842
Unrealized gain/loss on investments	894	943
Research and experimentation credit carryforwards	9,480	9,153
Capitalized research and experimentation costs	17,617	16,711
Deferred stock compensation	3,651	5,461

Gross deferred tax assets	82,178	74,892
Less valuation allowance	(78,765)	(72,833)

Total deferred tax assets, net of valuation allowance	3,413	2,059
Deferred tax liabilities
Property and equipment	(3,357)	(1,968)
Goodwill	(728)	(576)

Net deferred tax assets (liabilities)	$(672)	$(485)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the period in which the temporary differences are

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

deductible, the Company has recorded a valuation allowance against the deferred tax assets for which it believes it is not more likely than not to be realized. As of December 31, 2012 and 2011, a valuation allowance has been recorded on all deferred tax assets, except the deferred tax assets related to two of its foreign subsidiaries, based on the analysis of profitability for those subsidiaries.

        The net changes for valuation allowance for years ended December 31, 2012 and 2011 were an increase of $6.2 million and $4.6 million, respectively.

        The Company recorded approximately $0.4 million and $3.0 million of additional net deferred tax liabilities related to the various acquisitions completed during 2012 and 2011, respectively. These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense.

        As of December 31, 2012, the Company had net operating loss carryforwards for federal and California income tax purposes of $135.6 million and $44.4 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards, if not utilized, will expire over 20 years beginning in 2019. The California net operating loss carryforward, if not utilized, will expire over 20 years beginning in 2012.

        Not included in the deferred income tax asset balance at December 31, 2012 is approximately $3.6 million, which pertains to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

        The Company also has research credit carryforwards for federal and California income tax purposes of approximately $6.0 million and $6.9 million, respectively, available to reduce future income taxes. The federal research credit carryforward, if not utilized, will expire over 20 years beginning in 2017. The California research credit carries forward indefinitely.

        Federal and California tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change, as defined in Section 382 of the Internal Revenue Code. The Company's ability to utilize its net operating loss and tax credit carryforwards are subject to limitations under these provisions.

        The Company has not provided for federal income taxes on all of the non-U.S. subsidiaries' undistributed earnings as of December 31, 2012 of $0.5 million, because such earnings are intended to be indefinitely reinvested. The residual U.S. tax liability, if such amounts were remitted, would be nominal.

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

        The activity related to the Company's unrecognized tax benefits is set forth below (in thousands):

Balance at January 1, 2011	$2,298
Increases related to prior year tax positions	39
Increases related to current year tax positions	74
Reductions to unrecognized tax benefits as a result of a lapse of applicable statue of limitations	(72)

Balance at December 31, 2011(1)	2,339
Increases related to prior year tax positions	94
Increases related to current year tax positions	54
Reductions to unrecognized tax benefits as a result of a lapse of applicable statue of limitations	(9)

Balance at December 31, 2012	$2,478

(1)
$2.2 million is included as a reserve against deferred tax assets and $0.3 million is included in accrued expenses on the consolidated balance sheet.

        If recognized, $0.3 million of the unrecognized tax benefits at December 31, 2012 would reduce the Company's annual effective tax rate. The Company also accrued potential penalties and interest of $17,000 related to these unrecognized tax benefits during 2012, and in total, as of December 31, 2012, the Company has recorded a liability for potential penalties and interest of $137,000. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of comprehensive loss. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. The Company has classified the unrecognized tax benefits as a noncurrent liability, as it does not expect any payment of incremental taxes over the next 12 months. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months.

        The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. All tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2002 through 2012 tax years generally remain subject to examination by their respective tax authorities.

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

        Under the Rights Plan each common stockholder at the close of business on September 10, 2004 received a dividend of one preferred stock purchase right (a "Right" or "Rights") for each share of common stock held. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of a new series of participating preferred stock at an initial purchase price of $23.00. The Rights will become exercisable and will detach from the common stock upon a specified period of time after any person (the "Acquiring Person") has become the beneficial owner of 15% or more of the

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Stockholders' Rights Plan (Continued)

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

Note 15—Employee Benefit Plan

        In 1999, the Company established a 401(k) tax-deferred savings plan ("401(k)"), whereby eligible employees may contribute a percentage of their eligible compensation up to the maximum allowed under IRS rules. Company contributions are discretionary, and no such Company contributions have been made since the inception of this plan up until December 31, 2011. Beginning January 1, 2012, the Company contributed 50% of each dollar that an employee contributed to their 401(k) plan up to a maximum of $1,000 annually, and the vesting of the Company contributions will be based on years of service. During the year ended December 31, 2012, the Company recognized $225,000 in expense related to the 401 (k) match.

Note 16—Segment, Geographic and Customer Information

        The accounting principles guiding disclosures about segments of an enterprise and related information establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining which information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. By this definition, the Company operates in one business segment, which are the development, marketing and sale of enterprise software and related services.

CALLIDUS SOFTWARE INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Segment, Geographic and Customer Information (Continued)

        The following table summarizes revenues for the years ended December 31, 2012, 2011 and 2010 by geographic areas (in thousands):

	2012	2011	2010
United States	$74,477	$65,417	$61,376
EMEA	11,578	11,172	6,297
Asia Pacific	4,943	3,239	2,036
Other	3,954	3,943	1,171

	$94,952	$83,771	$70,880

        Substantially all of the Company's long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

        In 2012, 2011 and 2010, no customer accounted for more than 10% of our total revenues.

Note 17—Related Party Transactions

        In January 2010, Callidus entered into an operating lease agreement for certain office space with K.L. Properties LLC. The President of K.L. Properties was a senior member of Callidus' management staff. This lease was assumed as part of the Actek acquisition and was determined to be a below-market or favorable lease as of the acquisition date. Before the senior member of Callidus' management left the Company on April 6, 2012, the Company incurred rent expense for the office space owned by K.L. Properties of approximately $39,000 in 2012 during the quarter ended March 31, 2012. The Company incurred rent expense of approximately $156,000 for the year ended December 31, 2011.

        Webcom, one of the Company's wholly-owned subsidiaries, uses the services of a third-party vendor to perform product modeling and maintenance of certain equipment. The third-party vendor is owned by a relative of Webcom's senior management. For the year ended December 31, 2012 and 2011, Callidus paid $141,000 and $32,000, respectively, to this vendor.

Note 18—Subsequent Event

        None