Form 10-Q
period 2013-03-31
CALLIDUS SOFTWARE INC
filed 2013-05-08
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 37,559,447 shares of the registrant’s common stock, par value $0.001, outstanding on May 2, 2013, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$14,498	$16,400
Short-term investments	8,359	12,771
Accounts receivable, net of allowances of $489 and $485 at March 31, 2013 and December 31, 2012, respectively	26,764	22,567
Deferred income taxes	40	40
Prepaid and other current assets	7,208	6,718
Total current assets	56,869	58,496

Property and equipment, net	12,517	10,580
Goodwill	31,207	31,207
Intangible assets, net	20,093	21,196
Deferred income taxes, noncurrent	392	392
Deposits and other assets	3,027	2,872
Total assets	$124,105	$124,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,863	$4,705
Accrued payroll and related expenses	5,637	5,854
Accrued expenses	6,647	8,164
Deferred income taxes	944	944
Deferred revenue	37,429	35,483
Capital lease obligations	1,473	921
Total current liabilities	53,993	56,071

Deferred revenue, noncurrent	6,823	3,702
Deferred income taxes, noncurrent	199	160
Other liabilities	2,071	2,159
Capital lease obligations, noncurrent	1,772	8
Convertible notes	59,215	59,215
Total liabilities	124,073	121,315
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 39,620 and 38,538 shares issued and 37,281 and 36,199 shares outstanding at March 31, 2013 and December 31, 2012, respectively	34	34
Additional paid-in capital	258,584	255,331
Treasury stock; 2,339 shares at March 31, 2013 and December 31, 2012	(14,430)	(14,430)
Accumulated other comprehensive income	194	239
Accumulated deficit	(244,350)	(237,746)
Total stockholders’ equity	32	3,428
Total liabilities and stockholders’ equity	$124,105	$124,743

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Recurring	$19,624	$16,886
Services and other	5,918	5,127
Total revenues	25,542	22,013
Cost of revenues:
Recurring	7,453	7,549
Services and other	5,222	4,380
Total cost of revenues	12,675	11,929
Gross profit	12,867	10,084

Operating expenses:
Sales and marketing	7,644	6,929
Research and development	4,429	4,018
General and administrative	5,186	5,005
Restructuring	1,243	442
Total operating expenses	18,502	16,394
Operating loss	(5,635)	(6,310)
Interest income and other income (expense), net	10	74
Interest expense	(854)	(869)
Loss before provision for (benefit from) for income taxes	(6,479)	(7,105)
Provision for (benefit from) for income taxes	124	(122)

Net loss	$(6,603)	$(6,983)

Net loss per share - basic and diluted
Net loss per share	$(0.18)	$(0.20)

Shares used in basic and diluted per share computation	37,139	34,112

Comprehensive loss

Net Loss	$(6,603)	$(6,983)
Unrealized gains on available-for-sale securities	5	11
Amounts reclassified from comprehensive loss for realized gains on available-for-sale securities	—	—
Foreign currency translation adjustments	(50)	43

Comprehensive loss	$(6,648)	$(6,929)

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,603)	$(6,983)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	987	738
Amortization of intangible assets	1,228	1,246
Provision for doubtful accounts and service remediation reserves	157	32
Stock-based compensation	2,591	3,202
Release of valuation allowance	—	(224)
Gain on disposal of property and equipment	—	(2)
Amortization of convertible notes issuance cost	134	134
Net amortization on investments	26	123
Changes in operating assets and liabilities:
Accounts receivable	(4,354)	(807)
Prepaid and other current assets	(503)	(480)
Other assets	(289)	205
Accounts payable	(2,712)	(1,215)
Accrued expenses	1,673	60
Accrued payroll and related expenses	(510)	(821)
Accrued restructuring	284	464
Deferred revenue	5,067	287
Deferred income taxes	39	39
Net cash used in operating activities	(2,785)	(4,002)

Cash flows from investing activities:
Purchases of investments	(3,319)	(9,823)
Proceeds from maturities and sale of investments	7,700	12,650
Purchases of property and equipment	(604)	(638)
Proceeds from disposal of property and equipment	—	2
Purchases of intangible assets	(126)	(3,610)
Acquisitions, net of cash acquired	—	(6,964)
Net cash provided by (used in) investing activities	3,651	(8,383)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,002	4,240
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(341)	(1,171)
Payment of consideration related to acquisitions	(3,078)	(123)
Repayment of debt assumed through acquisition	—	(30)
Payment of principal under capital leases	(311)	(290)
Net cash (used in) provided by financing activities	(2,728)	2,626
Effect of exchange rates on cash and cash equivalents	(40)	40
Net (decrease) increase in cash and cash equivalents	(1,902)	(9,719)
Cash and cash equivalents at beginning of period	16,400	17,383
Cash and cash equivalents at end of period	$14,498	$7,664

Supplemental disclosures of cash flow information:
Cash paid for interest on convertible debt	$703	$703
Cash paid for interest on capital leases	16	32
Non-cash financing of fixed assets acquired under capital lease	2,627	—

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation and Summary of Accounting Policies

All amounts included herein related to the condensed consolidated financial statements as of March 31, 2013 and the three months ended March 31, 2013 and 2012 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2013.

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

Recently Adopted Accounting Pronouncements

In February 2013 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-02 (ASU 2013-02), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to present either on the face of the statement where comprehensive income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The adoption of ASU 2013-02, which involves presentation and disclosures only, did not impact the Company’s condensed consolidated financial statements.

2.              Restructuring

Restructuring expenses primarily consist of costs associated with employee terminations and exit of excess facilities. These costs are recognized in accordance with the accounting guidance for exit activities and are presented as restructuring expenses in our condensed consolidated statements of comprehensive loss. The Company incurred restructuring expense of $1.2 million and $0.4 million during the three months ended March 31, 2013 and 2012, respectively.

The following table sets forth a summary of accrued restructuring expenses for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	December 31,	Cash			March 31,
	2012	Payments	Additions	Adjustments	2013
Severance and termination-related costs	$589	$(949)	$1,251	$(8)	$883
Facilities related costs	289	(10)	—	—	279

Total accrued restructuring expenses	$878	$(959)	$1,251	$(8)	$1,162

	December 31,	Cash			March 31,
	2011	Payments	Additions	Adjustments	2012
Severance and termination-related costs	$—	$—	$366	$—	$366
Facilities related costs	443	(116)	76	—	403

Total accrued restructuring expenses	$443	$(116)	$442	$—	$769

3.              Acquisitions

6FigureJobs.com

On May 4, 2012, the Company acquired 6FigureJobs.com (“6FigureJobs”), a premier job advertisement placement, recruitment media services and other career-related services provider to extend Hiring Cloud offerings. 6FigureJobs, a wholly-owned subsidiary of Workstream, Inc., a Canadian corporation, was purchased in exchange for $1.0 million in cash, which included $0.3 million for indemnity holdback to be settled on the one-year anniversary of the closing date.

LeadFormix, Inc.

On January 3, 2012, the Company acquired Leadformix, Inc. (“Leadformix”), a leader in next-generation marketing automation and sales enablement, headquartered in the U.S. with operations in India, for $9.0 million in cash, which included an indemnity holdback of $1.5 million. In January 2013, $1.3 million of the indemnity holdback was paid and the remainder of the indemnity holdback was settled.

Webcom, Inc.

On October 3, 2011, the Company acquired Webcom, Inc., a U.S.-based company with operations in Serbia (“Webcom”), a leader in SaaS-based product configuration, pricing, quoting and proposal management. The total purchase price for Webcom was $10.8 million in cash, including a $1.6 million indemnity holdback and a $1.8 million earn-out condition. As of March 31, 2013, $0.9 million of the indemnity holdback remains accrued for potential indemnification items. As of March 31, 2013, the timing of any potential indemnification items under the holdback is unknown. The full remaining balance of the earn-out condition of $1.8 million was paid in February 2013.

The Company’s business combinations completed in 2012 did not have a material impact on the Company’s consolidated financial statements, and therefore pro forma disclosures have not been presented.

4.              Goodwill and Intangible Assets

Management has determined no changes in the $31.2 million carrying amount of goodwill were necessary during the first quarter of 2013. Intangible assets consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

						Weighted
						Average
	December 31,	December 31,			March 31,	Amortization
	2012	2012		Amortization	2013	Period
	Cost	Net	Additions	Expense	Net	(Years)

Developed technology	$15,179	$12,384	$112	$(854)	$11,642	4.9
Customer relationships	6,884	4,952	—	(218)	4,734	5.6
Tradenames	1,202	1,040	—	(54)	986	5.7
Patents and licenses	1,525	2,744	—	(86)	2,658	5.7
Other	182	76	13	(16)	73	1.3

Total	$24,972	$21,196	$125	$(1,228)	$20,093

Intangible assets include third-party software licenses used in our products and acquired assets related to the Company’s acquisitions.

Amortization expense related to intangible assets was $1.2 million for the three months ended March 31, 2013 and 2012, and was included within cost of revenues for developed technology and patents and licenses, sales and marketing expense for customer relationships and trade names, and general and administrative expense for the favorable lease and other. The Company’s intangible assets are amortized over their estimated useful lives of one to twelve years. Total future expected amortization is as follows (in thousands):

	Developed	Customer		Patents
	Technology	Relationships	Tradenames	and licenses	Other
Quarter Ending March 31:
Remainder of 2013	$2,128	$658	$157	$265	$46
2014	2,371	873	179	348	27
2015	2,117	873	179	343	—
2016	2,123	876	151	344	—
2017	1,813	768	142	343	—
2018	1,082	501	101	313	—
2019 and beyond	8	185	77	702	—

Total expected amortization expense	$11,642	$4,734	$986	$2,658	$73

5.              Financial Instruments

As of March 31, 2013 and December 31, 2012, all debt securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.

The Company classifies all highly liquid instruments with an original maturity on the date of purchase of three months or less as cash and cash equivalents.  The Company classifies available-for-sale securities that have a maturity date longer than three months as short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity.

Realized gains and losses are calculated using the specific identification method. As of March 31, 2013 and December 31, 2012, the Company had no short-term investments in a material unrealized loss position with maturities of greater than 12 months.

The components of the Company’s cash, cash equivalents and investments classified as available-for-sale were as follows at March 31, 2013 and December 31, 2012 (in thousands):

		Gross	Gross	Other
	Amortized	Unrealized	Unrealized	Than Temporary	Estimated
March 31, 2013	Cost	Gains	Losses	Impairment	Fair value
Cash	$6,730	$—	$—	$—	$6,730
Cash equivalents:
Money market funds	7,768	—	—	—	7,768
Total cash equivalents	7,768	—	—	—	7,768
Total cash and cash equivalents	$14,498	$—	$—	$—	$14,498

Short-term investments:
U.S. government and agency obligations	3,319	—	(3)	—	3,316
Corporate notes and obligations	5,035	8	—	—	5,043
Total short-term investments	$8,354	$8	$(3)	$—	$8,359

		Gross	Gross	Other
	Amortized	Unrealized	Unrealized	Than Temporary	Estimated
December 31, 2012	Cost	Gains	Losses	Impairment	Fair value
Cash	$13,062	$—	$—	$—	$13,062
Cash equivalents:
Money market funds	3,338	—	—	—	3,338
Total cash equivalents	3,338	—	—	—	3,338
Total cash and cash equivalents	$16,400	$—	$—	$—	$16,400

Short-term investments:
U.S. government and agency obligations	6,700	—	—	—	6,700
Corporate notes and obligations	6,061	10	—	—	6,071
Total short-term investments	$12,761	$10	$—	$—	$12,771

For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities by contractual maturities of those securities as of March 31, 2013 were as follows (in thousands):

	Amortized	Estimated
Contractual maturity	Cost	Fair value
Less than 1 year	$6,036	$6,043
Between 1 and 2 years	2,318	2,316
Total	$8,354	$8,359

At March 31, 2013, the Company had $3,000 in unrealized losses related to U.S. government and agency obligations.

The Company had no realized gains or losses on sales of its investments for the three months ended March 31, 2013, and 2012. The Company had proceeds of $7.7 million and $12.7 million from maturities and sales of investments during the three months ended March 31, 2013 and 2012, respectively.

The short-term investments in government obligations or highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities so as to assess if any of the impairments will be considered other-than-temporary. The Company did not identify any government obligations or highly rated credit securities held as of March 31, 2013 or as of December 31, 2012 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.

6.              Fair Value Measurements

The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2013	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$7,768	$7,768	$—	$—
U.S. government and agency obligations (2)	3,316	—	3,316	—
Corporate notes and obligations (2)	5,043	—	5,043	—
Total	$16,127	$7,768	$8,359	$—

(1) Included in cash and cash equivalents on the condensed consolidated balance sheet.

(2) Included in short-term investments on the condensed consolidated balance sheet.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Assets:

Money market funds (1)	$3,338	$3,338	$—	$—
U.S. Treasury bills (2)	1,000	1,000	—	—
Corporate notes and obligations (2)	6,071	—	6,071	—
U.S. government and agency obligations (2)	5,700	—	5,700	—
Total	$16,109	$4,338	$11,771	$—

Liabilities:

Contingent consideration (3)	$1,750	$—	$—	$1,750
Total	$1,750	$—	$—	$1,750

(1) Included in cash and cash equivalents on the consolidated balance sheet.

(2) Included in short-term investments on the consolidated balance sheet.

(3) Included in accrued expenses on the consolidated balance sheet.

The table below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) (in thousands):

	December 31,			March 31,
	2012	Additions	Payments	2013
Liabilities:
Contingent consideration	$1,750		$(1,750)	$—
Total	$1,750	$—	$(1,750)	$—

During the quarter ended March 31, 2013, the Company paid earn-out consideration related to the acquisition of Webcom of $1.8 million.

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

Level 3

Contingent consideration is defined as earn-out payments which the Company may pay in connection with acquisitions. Contingent consideration liabilities are classified as Level 3 liabilities, as the Company uses unobservable inputs to value them, which is a probability-based income approach. Subsequent changes in the fair value of contingent consideration liabilities will be recorded within the acquisition-related contingent consideration in the Company’s condensed consolidated statements of comprehensive loss. As of March 31, 2013, the Company has no Level 3 liabilities.

7.              Convertible Notes

As of March 31, 2013, the Company has an aggregate principal amount of $59.2 million of the 4.75% Convertible Senior Notes (the “Convertible Notes”) due in 2016 outstanding. Interest is payable on June 1 and December 1 of each year until the maturity date of June 1, 2016 unless the Convertible Notes are converted, redeemed or repurchased. The Convertible Notes are senior unsecured obligations of the Company. Based on market prices, the fair value of the Convertible Notes was $56.7 million and $61.2 million as of March 31, 2013 and December 31, 2012, respectively.

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

The Convertible Notes are recorded as long-term debt. The current balance of the debt issuance costs associated with the issuance of the Convertible Notes is recorded within prepaid and other current assets, and the non-current balance is recorded within deposits and other assets, and is being amortized to interest expense over the terms of the Convertible Notes. At March 31, 2013 and

December 31, 2012, $0.5 million of the debt issuance costs are included in prepaid and other current assets, with the remaining amounts of $1.2 million and $1.3 million, respectively, recorded in deposits and other assets.

8.              Commitments and Contingencies

We have the following contractual cash obligations at March 31, 2013.  Contractual cash obligations that are cancellable upon notice and without significant penalties are not included in the table.

	Payments due by Period (in thousands)
	Remainder					2018
Contractual Obligations	of 2013	2014	2015	2016	2017	and beyond	Total
Convertible notes (1)
Principal payment	$—	$—	$—	$59,215	$—	$—	$59,215
Interest payments	2,110	2,813	2,813	1,172	—	—	8,908

Unconditional purchase commitments	2,493	2,379	2,151	517	—	—	7,540

(1)  Our Convertible Notes also contain an optional redemption feature which allows us to redeem all or part of the Convertible Notes for cash under certain conditions any time on or after June 6, 2014 (See Note 7).

On March 26, 2013, we entered into an agreement for application server software licenses and related maintenance payable over three years in the amount of $2.6 million and $4.3 million, respectively.

Warranties and Indemnification

The Company generally warrants that its software will perform to its standard documentation. Under the Company’s standard warranty, should a software product not perform as specified in the documentation within the warranty period, the Company will repair or replace the software or refund the license fee paid. To date, the Company has not incurred any incremental costs related to warranty obligations for its software.

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

On August 31, 2012, the Company filed suit against Xactly Corporation in the United States District Court for the Central District of California. The suit alleges that Xactly Corporation infringes U.S. Patents 8,046,387 and 7,774,378.  On October 24, 2012, the Company amended its complaint to add Xactly’s President and Chief Executive Officer as a defendant and to add claims for trademark infringement, false advertising, false and misleading advertising, trade libel, defamation, intentional interference with prospective economic advantage, intentional interference with contractual relations, breach of contract and unfair competition, in addition to patent infringement. On January 28, 2013, the Company further amended its complaint to allege that Xactly Corporation also infringes U.S. Patent 6,473,748 and dismisses its intentional interference with contractual relations claim. On March 14, 2013, the case was transferred to the United States District Court in the Northern District of California.

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

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At March 31, 2013, the Company has not recorded any such liabilities in accordance with accounting for contingencies. However, litigation is subject to inherent uncertainties and our view on these matters may change in the future.

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

The following table summarizes revenues for the three months ended March 31, 2013 and 2012 by geographic areas (in thousands):

	Three Months Ended March 31,
	2013	2012
United States	$20,075	$17,705
EMEA	3,193	2,132
Asia Pacific	1,059	1,063
Other	1,215	1,113
	$25,542	$22,013

Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

During the three months ended March 31, 2013 and 2012, no customer accounted for more than 10% of our total revenues.

10.       Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the conversion of the Convertible Notes, the exercise of outstanding common stock options, the release of restricted stock, and purchases of employee stock purchase plan (ESPP) shares to the extent these shares are dilutive. For the three months ended March 31, 2013 and 2012, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.

Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Restricted stock	2,252	3,794
Stock options	2,798	3,881
ESPP	28	36
Convertible notes	7,680	7,680
Total	12,758	15,391

The weighted average exercise price of stock options excluded for the three months ended March 31, 2013 and 2012 was $4.09 and $4.02, respectively.

The conversion price of our Convertible note is $7.71. Please refer to Note 7 for details.

11.       Stock-based Compensation

Expense Summary

The table below sets forth a summary of stock-based compensation expenses for the three months ended March 31, 2013 and 2012 (in thousands).

	Three Months Ended March 31,
	2013	2012
Stock-based compensation:
Stock Options	$79	$167
Performance Based Restricted Stock	127	26
Restricted Stock Units	2,219	2,834
ESPP	166	175
Total stock-based compensation	$2,591	$3,202

As of March 31, 2013, there was $0.3 million, $8.3 million and $0.3 million of total unrecognized compensation expense related to stock options, restricted stock units and the ESPP shares, respectively. The expenses related to stock options, restricted stock units and ESPP shares are expected to be recognized over a weighted average period of 1.6 years, 1.7 years and 0.5 years, respectively.

The table below sets forth the functional classification of stock-based compensation expense for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock-based compensation:
Cost of recurring revenues	$174	$547
Cost of services and other revenues	406	477
Sales and marketing	573	775
Research and development	466	414
General and administrative	972	989
Total stock-based compensation	$2,591	$3,202

Performance Based Restricted Stock

During the three months ended March 31, 2013, the Company granted performance based restricted stock awards with vesting contingent on successful attainment of pre-set SaaS revenue growth and recurring revenue gross profit targets.

During 2012, 25% of the total restricted stock units granted as compensation were performance based restricted stock. The pre-established goals were in two parts, measured against annual recurring revenue and operating income, respectively. The annual recurring revenue target for 2012 was met, and 50% of the grants vested during the current quarter, with the rest to vest quarterly through 2013. The operating income target was not met, and the shares related to this target cancelled.

Determination of Fair Value

The fair value of each restricted stock unit, relating to both performance and non-performance awards, is estimated based on the market value of the Company’s stock on the date of grant. The fair value of the performance award assumes that performance goals will be achieved.  If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  The fair value of each stock option is estimated on the date of grant and the fair value of each ESPP share is estimated on the subscription date of the offering period using the Black-Scholes-Merton valuation model and the assumptions noted in the following table. There were no stock options granted in the three months ended March 31, 2013.

	Three Months Ended March 31,
	2013	2012
Stock Option Plans
Expected life (in years)	—	6.00
Risk-free interest rate	—	1.33%
Volatility	—	60%
Dividend Yield	—	—

Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.50 to 1.00
Risk-free interest rate	0.13% to 0.17%	0.07% to 0.29%
Volatility	52% to 62%	39% to 58%
Dividend Yield	—	—

12.       Related Party Transactions

In January 2010, Callidus entered into an operating lease agreement for certain office space with K.L. Properties LLC.  The President of K.L. Properties was a senior member of Callidus’ management staff. This lease was assumed as part of the Actek acquisition and was determined to be a below-market or favorable lease as of the acquisition date.  Before the senior member of Callidus ceased being an employee of the Company on April 6, 2012, the Company incurred rent expense for the office space owned by K.L. Properties of approximately $39,000 during the quarter ended March 31, 2012.

Webcom, one of the Company’s wholly-owned subsidiaries, uses the services of a third party vendor to perform product modeling and maintenance of certain equipment. The third party vendor is owned by a relative of Webcom’s senior management. For the three months ended March 31, 2013 and 2012, Callidus paid $36,000 and $29,000 respectively, to this vendor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for 2012 and with the unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q . This section of the Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, prospects, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature.  These forward-looking statements include, but are not limited to, statements concerning the following: levels of recurring revenues, changes in and expectations with respect to revenues and gross profits, future operating expense levels, future operation results, the impact of quarterly fluctuations of revenue and operating results, staffing and expense levels, expected cash and investment balances and the impact of foreign exchange rate and interest rate fluctuations.  As and when made, management believes that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Many of these trends and uncertainties are described in “Risk Factors” set forth in our Annual Report on Form 10-K for 201\2 and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview of the Results for the Three Months Ended March 31, 2013

Incorporated in Delaware in 1996, Callidus Software Inc. (NASDAQ:CALD), doing business as “CallidusCloud®” (referred to herein as “CallidusCloud”, “Callidus”, “we” and “our”), is a leading provider of sales performance and productivity cloud software. CallidusCloud enables organizations to drive performance and productivity across their business with our Hiring, Learning, Marketing and Selling clouds. From back office to the field, from desktop to mobile, we ensure organizations have the right tools to be more effective and perform better. We believe the combined power of our clouds, our people, and our partners fuels growth, empowers the work force and delivers real value. CallidusCloud drives performance and productivity for over 1,900 leading organizations. Small, medium and large enterprises across multiple industries and geographies rely on CallidusCloud for quicker hiring, simpler learning, better marketing, and smarter selling.

After the expansion of our offerings in recent years, we have a broad suite of solutions across the sales, marketing, hiring and learning product spectrum all focused primarily on improving the sales performance of our customers. For every company, regardless of size, geography or vertical, we provide one or more solutions that enable them to drive productivity in their organization. During the second half of 2012, we achieved growth in bookings at historically record rates, and significant growth in our recurring revenue customer base, and we believe this momentum has continued through the first quarter of 2013. In addition, the growth in our recurring revenues continues to drive margin improvement. SaaS billings grew 51% during the current quarter, we added 158 new customers, and our overall gross profit dollars increased 28% compared to the first quarter of 2012. The first quarter of 2013 results are a reflection of our commitment to executing our plan to achieve profitability and generate positive cash flow from operations for fiscal 2013.

Recurring revenues consist of Software-as-a-Service (“SaaS”) revenues and recurring maintenance revenues. SaaS revenues are primarily made up of on-demand hosting revenues, sales operation services and term license revenues. Services and other revenue are comprised of perpetual license sales and our software consulting services. Our software consulting services provide customers with a full range of sales effectiveness solution implementations, system upgrades, strategic consulting, migration assistance, reporting and integration consulting and solution architecture services.

SaaS Revenue Growth and Customer Expansion

While we offer our customers a range of purchasing and deployment options, from on-demand subscription to on-premise term or perpetual license, our business and revenue model is focused on recurring revenues. SaaS revenue continued to drive the growth in recurring revenues and total revenues for the three months ended March 31, 2013. SaaS revenues grew to a record $15.8 million for the quarter ended March 31, 2013 representing a $3.0 million or 23% increase over the same period in 2012. Total recurring revenues for the three months ended March 31, 2013 grew by 16% over the same period in 2012, reflecting the strong growth in SaaS revenues, partially offset by an expected decline in recurring maintenance revenues as we continue to move away from our legacy perpetual license model. Recurring revenues accounted for over 75% of our total revenues and as we expand our on-demand business we expect this percentage to increase. Total revenues for the three months ended March 31, 2013 were $25.5 million, up $3.5 million, or 16%, from the same period in 2012.

We now have over 1,900 customers on an annual arrangement plan. Our Sales Cloud customer retention rates on a dollar and customer basis over the past twelve months were over 90%. Our rapid customer growth and high customer retention rates are indicators of the quality of our products and the strength of our customer base.

Margin Improvement

Recurring revenue gross profits for the quarter ended March 31, 2013 were $12.2 million or 62% of revenue, an increase of $2.8 million or 30% compared to 55% of revenue in the first quarter of 2012. The increase in recurring revenue gross profit is also reflected in the 28% increase in total gross profit to 50% from 46% over the same period. These increases reflect execution of key components of our 2013 strategic initiatives of SaaS revenue growth and margin improvement.

Operating Expense Results

Operating expenses increased $2.1 million, or 13% to $18.5 million, from $16.4 million in the same period last year. The company has initiated significant cost cutting actions over the last two quarters, which we expect will yield in excess of $2 million in quarterly operating expense savings helping to drive growth in our operating margin for the year.  Operating expenses were down $1.0 million, or 5%, compared to the fourth quarter of 2012. Excluding the first quarter increase in FICA payroll tax, the cost of our Presidents Club event, and severance costs, operating expenses decreased $2.0 million from the fourth quarter of 2012. With our focus on both profitability and growth, we expect the cost cutting actions taken in the fourth quarter of 2012 and the first quarter of 2013 to result in continued reductions of our operating expenses through 2013.

Other Business Highlights

In 2008, Callidus entered into a Build, Operate and Transfer agreement with a third-party contractor providing Callidus with the option to transfer the third-party employees to join our internal employee base in exchange for a specified fee. Callidus exercised this option and the transfer occurred during the fourth quarter of 2012, for a fee of $0.9 million, of which $0.4 million was allocated to costs of recurring revenues, $0.2 million was allocated to costs of service revenues, and $0.3 million was allocated to research and development costs. The exercise of this option added 103 employees to our new Hyderabad, India office.

Challenges and Risks

In response to market demand, over the past few years we have shifted our primary business focus from providing perpetual software licenses to providing on-demand software as a service. Toward the end of 2009, we also began offering our on-premise products under term license arrangements. We believe that these offerings better address the needs of our customers, and at the same time, provide more predictable revenue streams. For customers that prefer to purchase software on a perpetual basis, we continue to offer such licenses, and in the three months ended March 31, 2013, we generated $1.1 million in perpetual license revenues.  We expect perpetual license revenue to remain a relatively small component of total revenues and to fluctuate from period to period.

While we have a number of sales opportunities in process and additional opportunities coming from our sales pipeline, we continue to experience wide variances in the timing and size of our transactions. We believe one of our major challenges continues to be increasing the prioritization with prospective customers of purchasing and implementing our solutions over competing projects. As part of our effort to address this challenge, we have set goals that include expanding our sales efforts, promoting our on-demand services and continuing to develop new products and enhancements to our suite of products. During 2011 and 2012, we completed eight acquisitions to expand our product offerings and customer base. In addition, in 2012 we invested in the expansion of our sales force to better exploit the opportunities presented by our solutions. We also invested in our infrastructure and are in the process of expanding certain existing data centers to better serve our incoming customer base. These investments have adversely affected our current operating results; however, we have taken steps to rationalize the additional costs generated by these investments, and we expect to realize the benefits of these investments over the course of 2013. Our long term success will depend in part on our ability to realize return on these investments through increased revenues.

In addition to these risks, our future operating performance is subject to the risks and uncertainties described in “Risk Factors” in Item 1A of our 2012 Form 10-K.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts and service remediation reserve, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment, contingent consideration and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2013 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-02 (ASU 2013-02), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to present either on the face of the statement where comprehensive income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The adoption of ASU 2013-02, which involves presentation and disclosures only, did not impact the Company’s condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenues, Cost of Revenues and Gross Profit

The table below sets forth the changes in revenues, cost of revenues and gross profit for the three months ended March 31, 2013, compared to the three months ended March 31, 2012 (in thousands, except for percentage data):

	Three		Three
	Months Ended	Percentage	Months Ended	Percentage
	March 31,	of Total	March 31,	of Total	Increase	Percentage
	2013	Revenues	2012	Revenues	(Decrease)	Change
Revenues:
Recurring	$19,624	77%	$16,886	77%	$2,738	16%
Services and other	5,918	23%	5,127	23%	791	15%
Total revenues	$25,542	100%	$22,013	100%	$3,529	16%

Cost of revenues:
Recurring	$7,453	38%	$7,549	45%	$(96)	(1)%
Services and other	5,222	88%	4,380	85%	842	19%
Total cost of revenues	$12,675	50%	$11,929	54%	$746	6%

Gross profit:
Recurring	$12,171	62%	$9,337	55%	$2,834	30%
Services and other	696	12%	747	15%	(51)	(7)%
Total gross profit	$12,867	50%	$10,084	46%	$2,783	28%

Total Revenues.  Total revenues for the three months ended March 31, 2013 were $25.5 million, an increase of 16% compared to the same period in 2012. The increase was primarily due to higher volume of recurring revenue generated by our SaaS business driven by our continued focus on recurring revenues including expanding our sales force. In addition, the expansion of our suite of solutions in recent years is contributing to the overall revenue growth, as our broadened suite enables us to serve a wider range of customer needs.

Recurring Revenues.  Recurring revenues, which consist of on-demand subscription revenues, term license revenues, and maintenance revenues, increased by $2.7 million or 16%, to $19.6 million in the current quarter from $16.9 million in the first quarter of 2012. The increase was primarily attributable to revenue realized from record SaaS bookings in the second half of 2012, offset by planned declines in our maintenance revenues related to perpetual license customers as we continue our focus on SaaS products.

Services and Other Revenues.  Services and other revenues, which consist of integration and configuration services, training and perpetual licenses, increased by $0.8 million or 15% to $5.9 million in the first quarter of 2013 from $5.1 million in the first quarter of 2012. The increase was primarily due to $0.6 million additional license revenue in the quarter, as well as $0.2 million in higher service revenues.

Cost of Revenues and Gross Profit

Cost of Recurring Revenues.  Cost of recurring revenues were essentially flat in the three months ended March 31, 2013 compared to the same period in 2012, as our margin growth initiatives involve cost efficiencies as we scale infrastructure, enabling revenue to grow at a faster pace than costs.

Cost of Services and Other Revenues.  Cost of services and other revenues increased by $0.8 million or 19% in the three months ended March 31, 2013 compared to the same period in 2012. The increase was primarily due to $0.5 million in additional sub-contracting fees to deliver services to customers.

Gross Profit.  Overall gross profit percentage was 50% for the three months ended March 31, 2013, compared to 46% during the same period in 2012, resulting in $2.8 million or 28% increase in gross profit. Our gross profits continue to improve as a result of scaling our infrastructure and the continued growth of our higher margin SaaS business, partially offset by the decline in services and other revenue gross profit.

Our recurring revenue gross profit percentage increased to 62% for the three months ended March 31, 2013, from 55% in the same period in 2012, while the gross profit dollar value increased by 30% or $2.8 million.

Services and other revenue gross profit percentage was 12% for the three months ended March 31, 2013, a decrease from 15% in the same period of 2012, while the gross profit dollar value decreased by 7% or $51,000. The decrease in gross profit dollar value was primarily due to lower than planned billable utilization in our services organization.

Operating Expense

The table below sets forth the changes in operating expenses for the three months ended March 31, 2013, compared to the same period in 2013 (in thousands, except percentage data):

	Three		Three
	Months Ended	Percentage	Months Ended	Percentage
	March 31,	of Total	March 31,	of Total	Increase	Percentage
	2013	Revenues	2012	Revenues	(Decrease)	Change
Operating expenses:
Sales and marketing	$7,644	30%	$6,929	31%	$715	10%
Research and development	4,429	17%	4,018	18%	411	10%
General and administrative	5,186	20%	5,005	23%	181	4%
Restructuring expenses	1,243	5%	442	2%	801	181%
Total operating expenses	$18,502	72%	$16,394	74%	$2,108	13%

Sales and Marketing.  Sales and marketing expenses increased by $0.7 million or 10%, in the three months ended March 31, 2013 compared to the same period in 2012. The increases were primarily driven by $0.6 million in higher commissions due to higher SaaS bookings, $0.1 million in higher wages due to headcount mix, and $0.2 million in additional professional fees to support our expanding international presence, offset by a decrease of $0.2 million in stock-based compensation due to slightly lower headcount and timing of award grants.

Research and Development.  Research and development expenses increased by $0.4 million or 10% for the three months ended March 31, 2013 compared to the same period in 2012. The increase is driven by increases in salary expense reflecting our investment in product development to enhance and update our product suite.

General and Administrative.  General and administrative expenses increased $0.2 million or 4% during the three months ended March 31, 2013 compared to the same period in 2012. We had higher professional fees of $0.4 million due to legal costs related to patent litigation and audit fees, and $0.2 million in severance charges related to the departure of our Chief Financial Officer. These were partially offset by a decrease of $0.4 million in acquisition related expense.

Restructuring.  Restructuring expenses increased by $0.8 million during the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to actions to align our organization, better integrate acquisitions and consolidate locations that began in the second half of 2012, which have continued through the current quarter. Restructuring expenses during the current quarter include $0.5 million in one-time severance related to the departure of our General Counsel. We currently do not intend to replace the role of General Counsel.

Stock-Based Compensation

The following table sets forth a summary of our stock-based compensation expenses for the three months ended March 31, 2013, compared to the same period in 2013 (in thousands, except percentage data):

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,	Increase	Percentage
	2013	2012	(Decrease)	Change
Stock-based compensation:
Cost of recurring revenues	$174	$547	$(373)	(68)%
Cost of services revenues	406	477	(71)	(15)%
Sales and marketing	573	775	(202)	(26)%
Research and development	466	414	52	13%
General and administrative	972	989	(17)	(2)%
Total stock-based compensation	$2,591	$3,202	$(611)	(19)%

Total stock-based compensation expenses decreased $0.6 million or 19% during the three months ended March 31, 2013 compared to the same period in 2012. The decreases in stock-based compensation were primarily due to the timing of restricted stock award grants during the current quarter compared to the same period last year.

During the three months ended March 31, 2013, the Company granted performance based restricted stock awards with vesting contingent on successful attainment of pre-set SaaS revenue growth and recurring revenue gross profit targets. The 2013 performance based awards are in lieu of restricted stock awards historically granted as compensation, and we do not anticipate an increase in stock-based compensation expense as a result of the performance based restricted stock grants.

Other Items

The table below sets forth the changes in other items for the three months ended March 31, 2013, compared to the same period in 2012 (in thousands, except percentage data):

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,	Increase	Percentage
	2013	2012	(Decrease)	Change
Other income (expense), net
Interest income and other income (expense), net	$10	$74	$(64)	(86)%
Interest expense	(854)	(869)	15	2%
	$(844)	$(795)	$(49)	(6)%

Provision (benefit) for income taxes	$124	(122)	246	202%

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net decreased by $64,000 during the three months ended March 31, 2013 compared to the same period in 2012. The decrease was primarily driven by less income from our investments due to a lower average balance in the current quarter, and a decrease in gains on foreign exchange transactions.

Interest Expense

Interest expense decreased by $15,000 in the three months ended March 31, 2013 compared to the same period in 2012. The decrease was primarily due to a decrease in our capital lease obligations compared to the first quarter of 2012, which resulted in lower interest expense.

Provision (Benefit) for Income Taxes

Provision for income tax for the three months ended March 31, 2013 was $0.1 million, compared to an income tax benefit of $0.1 million for the same period in 2012.  The tax provision for the three months ended March 31, 2013 was primarily related to taxes in foreign jurisdictions.

Liquidity and Capital Resources

As of March 31, 2013, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $22.9 million, as well as accounts receivable of $26.8 million, compared to $29.2 million and $22.6 million at December 31, 2012, respectively.

During the three months ended March 31, 2013, accounts receivable and deferred revenue increased significantly commensurate with SaaS bookings and revenue growth. We continue to emphasize collections to minimize days sales outstanding and are committed to maintaining our focus on collection efficiencies and aim to achieve positive operating cash flows in the upcoming quarters. During the three months ended March 31, 2013, we paid $3.1 million related to indemnity holdback and earn-out provisions related to our 2011 and 2012 acquisitions, which represent the last anticipated significant cash outlays related to our acquisition activity.

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(2,785)	$(4,002)
Net cash provided by (used in) investing activities	3,651	(8,383)
Net cash (used in) provided by financing activities	(2,728)	2,626

Cash Flows During the Three Months Ended March 31, 2013

Net cash used in operating activities was $2.8 million compared to $4.0 million used in the first quarter of 2012. Net loss of $6.6 million in the three months ended March 31, 2013 was partially offset by non-cash items of $2.6 million in stock-based compensation and $2.2 million in depreciation and amortization expense.  Changes in working capital used $1.3 million in cash during the quarter, primarily driven by decreases in accounts payable of $2.7 million and increases of accounts receivable of $4.4 million, partially offset by $5.1 million in cash from increases in deferred revenue.

Net cash provided by investing activities was $3.7 million, $12.1 million higher than $8.4 million used by investing activities in the first quarter of 2012. The net cash provided by investing activities is primarily due to $7.7 million in proceeds from maturities and sale of investments, partially offset by $3.3 million of purchases of investments and $0.6 million in purchases of capital assets.

Net cash used in financing activities was $2.7 million, a decrease of $5.3 million from $2.6 million cash provided by financing activities in the first quarter of 2012. The net cash used in financing activities was primarily due to $3.1 million of acquisition related holdback and earn-out payments, partially offset by $1.0 million in proceeds from the issuance of common stock.

Cash Flows During the Three Months Ended March 31, 2012

During the three months ended March 31, 2012 cash and cash equivalents decreased by $9.7 million, primarily due to $7.0 million in net losses, $7.0 million in acquisitions, net of cash acquired, and $3.6 million in purchases of intangibles, partially offset by $3.2 million in non-cash stock-based compensation expense, $2.8 million in proceeds from maturities and sales of investments, net, and $3.1 million in proceeds from the issuance of common stock, net of repurchases. Cash used in operating activities was $4.0 million during the three months ended March 31, 2012 compared to cash provided by operating activities of $1.4 million in the same period of 2011. This decrease was primarily driven by a higher net loss adjusted for certain non-cash items including stock-based compensation expense of $3.2 million, depreciation and amortization expense of $2.0 million, an increase in our accounts receivable due to the timing of collections, and a decrease in accounts payable and accrued liabilities due to the timing of purchases and payments.

Forward Looking Cash Commitments

Our future capital requirements depend on many factors, including the amount of revenues we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of new product introductions and enhancements to existing products, our ability to offer SaaS service on a consistently profitable basis, the continuing market acceptance of our products and future acquisitions or other capital expenditures we may make. However, based upon our current business plan and revenue projections, we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures in both a short-term and long-term basis, and we intend to continue to manage our cash in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future commitments, including debt service on the $59.2 million principal balance of our outstanding Convertible Notes, which is expected to be repaid no later than June 1, 2016. Cash commitments in the near term include $1.4 million in interest on our Convertible Notes which is due semi-annually in June and December. In addition, the departures of our Chief Financial Officer and our General Counsel, announced on March 14, 2013, are expected to occur the second quarter of 2013 and we expect to pay $1.1 million in executive severance related to these departures. As of March 31, 2013, $0.5 million has been recognized as restructuring expense for the departure of our General Counsel, and $0.2 million recognized as general and administrative expense for the departure of our Chief Financial Officer. We expect to incur an additional $0.4 million in general and administrative expense related to the departure of our Chief Financial Officer in the second quarter of 2013. In addition, on March 26, 2013, we entered into an agreement for application server software licenses and related maintenance payable over three years in the amount of $2.6 million and $4.3 million, respectively.

Contractual Obligations and Commitments

Refer to Note 8 of our notes to condensed consolidated financial statements for further information. For additional information on existing unconditional purchase commitments, please refer to the 2012 Form 10-K.

Off-Balance Sheet Arrangements

With the exception of the above contractual obligations, we have no material off-balance sheet arrangements that have not been recorded in our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 for a more complete discussion on the market risks we encounter.

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

In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.  You should carefully consider the factors discussed in the foregoing reports, which are incorporated herein by reference. These risks are not the only risks facing us and could affect our business, financial condition and operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and operating results.

Factors That Could Affect Future Results

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Because of the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2013.

CALLIDUS SOFTWARE INC.

By:	/s/ RONALD J. FIOR
Ronald J. Fior
Chief Financial Officer,
Senior Vice President, Finance and Operations

EXHIBIT INDEX

TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

Exhibit
Number	Description

4.7	Second Amendment to Rights Agreement dated March 13, 2013 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Commission on March 15, 2013)

31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (iv) Notes to Condensed Consolidated Financial Statements