Form 10-Q
period 2013-06-30
CALLIDUS SOFTWARE INC
filed 2013-08-07
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
There were 38,018,069 shares of the registrant’s common stock, par value $0.001, outstanding on August 2, 2013, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$18,299	$16,400
Short-term investments	8,898	12,771
Accounts receivable, net of allowances of $409 and $485 at June 30, 2013 and December 31, 2012, respectively	22,167	22,567
Deferred income taxes	40	40
Prepaid and other current assets	6,990	6,718
Total current assets	56,394	58,496

Noncurrent assets:
Property and equipment, net	13,018	10,580
Goodwill	31,207	31,207
Intangible assets, net	19,020	21,196
Deferred income taxes, noncurrent	392	392
Deposits and other assets	3,076	2,872
Total assets	$123,107	$124,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,280	$4,705
Accrued payroll and related expenses	4,864	5,854
Accrued expenses	6,035	8,164
Deferred income taxes	944	944
Deferred revenue	38,996	35,483
Capital lease obligations	1,470	921
Total current liabilities	53,589	56,071

Noncurrent liabilities:
Deferred revenue, noncurrent	8,392	3,702
Deferred income taxes, noncurrent	278	160
Other liabilities	1,997	2,159
Capital lease obligations, noncurrent	1,884	8
Convertible notes	59,215	59,215
Total liabilities	125,355	121,315
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 40,261 and 38,538 shares issued and 37,922 and 36,199 shares outstanding at June 30, 2013 and December 31, 2012, respectively	34	34
Additional paid-in capital	262,810	255,331
Treasury stock; 2,339 shares at June 30, 2013 and December 31, 2012	(14,430)	(14,430)
Accumulated other comprehensive income	102	239
Accumulated deficit	(250,764)	(237,746)
Total stockholders’ equity	(2,248)	3,428
Total liabilities and stockholders’ equity	$123,107	$124,743
See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Recurring	$19,616	$18,027	$39,240	$34,913
Services and other	6,314	5,754	12,232	10,881
Total revenues	25,930	23,781	51,472	45,794
Cost of revenues:
Recurring	6,931	7,896	14,384	15,445
Services and other	4,739	4,808	9,961	9,188
Total cost of revenues	11,670	12,704	24,345	24,633
Gross profit	14,260	11,077	27,127	21,161

Operating expenses:
Sales and marketing	7,891	8,293	15,535	15,222
Research and development	4,409	4,072	8,838	8,090
General and administrative	5,946	4,849	11,132	9,854
Acquisition-related contingent consideration	—	(1,837)	—	(1,837)
Restructuring	315	172	1,558	614
Total operating expenses	18,561	15,549	37,063	31,943
Operating loss	(4,301)	(4,472)	(9,936)	(10,782)
Interest income and other income (expense), net	(131)	(79)	(121)	(5)
Interest expense	(864)	(865)	(1,718)	(1,734)
Loss before provision for (benefit from) for income taxes	(5,296)	(5,416)	(11,775)	(12,521)
Provision for (benefit from) for income taxes	1,119	(109)	1,243	(231)

Net loss	$(6,415)	$(5,307)	$(13,018)	$(12,290)

Net loss per share - basic and diluted
Net loss per share	$(0.17)	$(0.15)	$(0.35)	$(0.35)

Shares used in basic and diluted per share computation	37,813	35,235	37,478	34,674
				34674
Comprehensive loss

Net Loss	$(6,415)	$(5,307)	$(13,018)	$(12,290)
Unrealized gains on available-for-sale securities	6	2	11	13
Amounts reclassified from comprehensive loss for realized gains on available-for-sale securities	—	—	—	—
Foreign currency translation adjustments	(98)	(38)	(148)	5

Comprehensive loss	$(6,507)	$(5,343)	$(13,155)	$(12,272)

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(13,018)	$(12,290)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	2,109	1,490
Amortization of intangible assets	2,414	2,558
Provision for doubtful accounts and service remediation reserves	314	52
Stock-based compensation	5,801	7,495
Release of valuation allowance	—	(224)
(Loss) gain on disposal of property and equipment	3	(5)
Amortization of convertible notes issuance cost	268	268
Net amortization on investments	46	231
Acquisition-related contingent consideration	—	(1,837)
Changes in operating assets and liabilities:
Accounts receivable	86	(6,712)
Prepaid and other current assets	(272)	(637)
Other noncurrent assets	(472)	548
Accounts payable	(3,201)	118
Accrued expenses	986	(374)
Accrued payroll and related expenses	(431)	(379)
Accrued restructuring	(578)	230
Deferred revenue	8,203	1,270
Deferred income taxes	118	(54)
Net cash provided by (used in) operating activities	2,376	(8,252)

Cash flows from investing activities:
Purchases of investments	(5,634)	(16,536)
Proceeds from maturities and sale of investments	9,450	26,111
Purchases of property and equipment	(1,356)	(1,714)
Proceeds from disposal of property and equipment	—	5
Purchases of intangible assets	(364)	(4,485)
Acquisitions, net of cash acquired	—	(7,721)
Net cash provided by (used in) investing activities	2,096	(4,340)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,168	4,295
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(490)	(1,829)
Payment of consideration related to acquisitions	(3,078)	(723)
Repayment of debt assumed through acquisition	—	(30)
Payment of principal under capital leases	(1,047)	(587)
Net cash (used in) provided by financing activities	(2,447)	1,126
Effect of exchange rates on cash and cash equivalents	(126)	5
Net increase (decrease) in cash and cash equivalents	1,899	(11,461)
Cash and cash equivalents at beginning of period	16,400	17,383
Cash and cash equivalents at end of period	$18,299	$5,922

Supplemental disclosures of cash flow information:
Cash paid for interest on convertible debt	$1,406	$1,406
Cash paid for interest on capital leases	44	60
Non-cash financing of fixed assets acquired under capital lease	2,627	—

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation and Summary of Accounting Policies

All amounts included herein related to the condensed consolidated financial statements as of June 30, 2013 and the three and six months ended June 30, 2013 and 2012 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements.

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

The condensed consolidated financial statements include the accounts of Callidus Software Inc. and its wholly owned subsidiaries (collectively, the “Company”), which include wholly owned subsidiaries in Australia, Canada, Germany, Hong Kong, India, New Zealand, Malaysia, Serbia, Singapore, and the United Kingdom. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with GAAP and the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, uncertain tax liabilities, allowances for doubtful accounts, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairments, stock-based compensation forfeiture rates, accrued liabilities, the allocation of the value of purchase consideration for business acquisitions, and other contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates such estimates and assumptions on an ongoing basis for continued reasonableness, using historical experience and other factors, including the current economic environment. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and declines in Information Technology (IT) spending by companies have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates. Changes in those estimates, if any, resulting from continuing changes in the economic environment, will be reflected in the condensed consolidated financial statements in future periods.

Recent Accounting Pronouncements

In July 2013 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-11 (ASU 2013-11), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present unrecognized tax benefits as a reduction of a deferred tax asset, except in certain circumstances. ASU 2013-11 is effective for fiscal years and interim periods beginning after December 31, 2013, and early adoption is permitted. Based upon a preliminary review of the guidance, the Company does not anticipate adoption will have a significant impact on the Company’s condensed consolidated financial statements.

In February 2013 the FASB issued Accounting Standards Update 2013-02 (ASU 2013-02), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to present either on the face of the statement where comprehensive income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The adoption of ASU

2013-02, which involves presentation and disclosures only, did not impact the Company’s condensed consolidated financial statements.

2.              Restructuring

Restructuring expenses primarily consist of costs associated with employee terminations and exit of excess facilities. These costs are recognized in accordance with the accounting guidance for exit activities and are presented as restructuring expenses in our condensed consolidated statements of comprehensive loss. The Company incurred restructuring expense of $0.3 million and $0.2 million during the three months ended June 30, 2013 and 2012, respectively, and $1.6 million and $0.6 million during the six months ended June 30, 2013 and 2012, respectively.

The following table sets forth a summary of accrued restructuring expenses for the six months ended June 30, 2013 and 2012, respectively (in thousands):

	December 31, 2012	Cash Payments	Additions	Adjustments	June 30, 2013
Severance and termination-related costs	$589	$(2,115)	$1,566	$(8)	$32
Facilities related costs	289	(20)	—	—	269

Total accrued restructuring expenses	$878	$(2,135)	$1,566	$(8)	$301

	December 31, 2011	Cash Payments	Additions	Adjustments	June 30, 2012
Severance and termination-related costs	$—	$(228)	$510	$—	$282
Facilities related costs	443	(156)	104	—	391

Total accrued restructuring expenses	$443	$(384)	$614	$—	$673

3.              Acquisitions

6FigureJobs.com

On May 4, 2012, the Company acquired 6FigureJobs.com (“6FigureJobs”), a premier job advertisement placement, recruitment media services and other career-related services provider to extend Hiring Cloud offerings. 6FigureJobs, a wholly-owned subsidiary of Workstream, Inc., a Canadian corporation, was purchased in exchange for $1.0 million in cash, which included an indemnity holdback of $0.3 million that was settled during the three months ended June 30, 2013.

LeadFormix, Inc.

On January 3, 2012, the Company acquired Leadformix, Inc., a leader in next-generation marketing automation and sales enablement, headquartered in the United States with operations in India, for $9.0 million in cash, which included an indemnity holdback of $1.5 million. In January 2013, $1.3 million of the indemnity holdback was paid and the remainder of the indemnity holdback was settled.

Webcom, Inc.

On October 3, 2011, the Company acquired Webcom, Inc. (Webcom), a U.S.-based company with operations in Serbia, a leader in Software-as-a-Service ("SaaS") based product configuration, pricing, quoting and proposal management. The total purchase price for Webcom was $10.8 million in cash, including a $1.6 million indemnity holdback and a $1.8 million earn-out condition. As of June 30, 2013, $0.9 million of the indemnity holdback remains accrued for potential indemnification items. As of June 30, 2013, the timing of any potential indemnification items under the holdback is unknown. The full remaining balance of the earn-out condition of $1.8 million was paid in February 2013.

The Company’s business combinations completed above did not have a material impact on the Company’s consolidated financial statements, and therefore pro forma disclosures have not been presented.

4.              Goodwill and Intangible Assets

Management has determined no changes in the $31.2 million carrying amount of goodwill were necessary during the second quarter of 2013. Intangible assets consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	December 31, 2012 Cost	December 31, 2012 Net	Additions	Amortization Expense	June 30, 2013 Net	Weighted Average Amortization Period (Years)
Developed technology	$15,179	$12,384	$225	$(1,666)	$10,943	4.7
Customer relationships	6,884	4,952	—	(433)	4,519	5.4
Tradenames	1,202	1,040	—	(111)	929	5.6
Patents and licenses	1,525	2,744	—	(174)	2,570	8.0
Other	182	76	13	(30)	59	1.0

Total	$24,972	$21,196	$238	$(2,414)	$19,020

Intangible assets include third-party software licenses used in our products and acquired assets related to the Company’s acquisitions.

Amortization expense related to intangible assets was $1.2 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively, and $2.4 million and $2.6 million for the six months ended June 30, 2013 and 2012, respectively. Amortization expense related to intangible assets was included within cost of revenues for developed technology and patents and licenses, sales and marketing expense for customer relationships and trade names, and general and administrative expense for the favorable lease and other. The Company’s intangible assets are amortized over their estimated useful lives of one to twelve years. Total future expected amortization is as follows (in thousands):

	Developed Technology	Customer Relationships	Tradenames	Patents and licenses	Other
Quarter Ending June 30:
Remainder of 2013	$1,430	$440	$102	$177	$31
2014	2,372	874	178	348	28
2015	2,117	874	178	343	—
2016	2,123	876	151	344	—
2017	1,812	768	142	343	—
2018	1,081	502	101	313	—
2019 and beyond	8	185	77	702	—

Total expected amortization expense	$10,943	$4,519	$929	$2,570	$59

5.              Financial Instruments

As of June 30, 2013 and December 31, 2012, all debt securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.

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

Realized gains and losses are calculated using the specific identification method. As of June 30, 2013 and December 31, 2012, the Company had no short-term investments in a material unrealized loss position with maturities of greater than 12 months.

The components of the Company’s cash, cash equivalents and investments classified as available-for-sale were as follows at June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair value
Cash	$13,046	$—	$—	$—	$13,046
Cash equivalents:
Money market funds	5,253	—	—	—	5,253
Total cash equivalents	5,253	—	—	—	5,253
Total cash and cash equivalents	$18,299	$—	$—	$—	$18,299

Short-term investments:
U.S. government and agency obligations	5,628	—	(6)	—	5,622
Corporate notes and obligations	3,271	5	—	—	3,276
Total short-term investments	$8,899	$5	$(6)	$—	$8,898

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair value
Cash	$13,062	$—	$—	$—	$13,062
Cash equivalents:
Money market funds	3,338	—	—	—	3,338
Total cash equivalents	3,338	—	—	—	3,338
Total cash and cash equivalents	$16,400	$—	$—	$—	$16,400

Short-term investments:
U.S. government and agency obligations	6,700	—	—	—	6,700
Corporate notes and obligations	6,061	10	—	—	6,071
Total short-term investments	$12,761	$10	$—	$—	$12,771

For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities by contractual maturities of those securities as of June 30, 2013 were as follows (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$5,584	$5,588
Between 1 and 2 years	3,315	3,310
Total	$8,899	$8,898

At June 30, 2013, the Company had $6,000 in unrealized losses related to U.S. government and agency securities.

The Company had no realized gains or losses on sales of its investments for the three and six months ended June 30, 2013, and 2012. The Company had net proceeds of $3.8 million and $9.6 million from maturities and sales of investments during the six months ended June 30, 2013 and 2012, respectively.

The short-term investments in government obligations or highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities so as to assess if any of the impairments will be considered other-than-temporary. The Company did not identify any government obligations or highly rated credit securities held as of June 30, 2013 or as of December 31, 2012 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.

6.              Fair Value Measurements

The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at June 30, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2013	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$5,253	$5,253	$—	$—
U.S. government and agency obligations (2)	5,622	—	5,622	—
Corporate notes and obligations (2)	3,276	—	3,276	—
Total	$14,151	$5,253	$8,898	$—
__________________________________________________
(1) Included in cash and cash equivalents on the condensed consolidated balance sheet.
(2) Included in short-term investments on the condensed consolidated balance sheet.

The table below presents the changes during the six months ended June 30, 2013 related to balances measured using significant unobservable inputs (Level 3) (in thousands):

	December 31, 2012	Additions	Payments	June 30, 2013
Liabilities:
Contingent consideration to Webcom	$1,750	$—	$(1,750)	$—
Total	$1,750	$—	$(1,750)	$—

During the first quarter of 2013, the Company paid earn-out consideration related to the acquisition of Webcom of $1.8 million.

The estimated fair value of the Company’s financial assets was determined using the following inputs at December 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Assets:

Money market funds (1)	$3,338	$3,338	$—	$—
U.S. Treasury bills (2)	1,000	1,000	—	—
Corporate notes and obligations (2)	6,071	—	6,071	—
U.S. government and agency obligations (2)	5,700	—	5,700	—
Total	$16,109	$4,338	$11,771	$—

Liabilities:

Contingent consideration (3)	$1,750	$—	$—	$1,750
Total	$1,750	$—	$—	$1,750
__________________________________________________
(1) Included in cash and cash equivalents on the consolidated balance sheet.
(2) Included in short-term investments on the consolidated balance sheet.
(3) Included in accrued expenses on the consolidated balance sheet.

Valuation of Investments

Level 1 and Level 2

The Company’s available-for-sale securities include money market funds, U.S. Treasury bills, commercial paper, corporate notes and obligations, and U.S. government and agency obligations. The Company values these securities using a pricing matrix from a pricing service provider, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). The Company classifies all of its available-for-sale securities, except for money market funds and U.S. Treasury bills, as having Level 2 inputs. The Company validates the estimated fair value of certain securities from a pricing service provider on a quarterly basis. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.

Level 3

Contingent consideration is defined as earn-out payments which the Company may pay in connection with acquisitions. Contingent consideration liabilities are classified as Level 3 liabilities, as the Company uses unobservable inputs to value them, which is a probability-based income approach. Subsequent changes in the fair value of contingent consideration liabilities will be recorded within the acquisition-related contingent consideration in the Company’s condensed consolidated statements of comprehensive loss. As of June 30, 2013, the Company has no Level 3 liabilities.

7.              Convertible Notes

As of June 30, 2013, the Company has an aggregate principal amount of $59.2 million of the 4.75% Convertible Senior Notes (the “Convertible Notes”) due in 2016 outstanding. Interest is payable on June 1 and December 1 of each year until the maturity date of June 1, 2016 unless the Convertible Notes are converted, redeemed or repurchased. The Convertible Notes are senior unsecured obligations of the Company. Based on market prices, the fair value of the Convertible Notes was $62.2 million and $58.0 million as of June 30, 2013 and December 31, 2012, respectively.

The Convertible Notes contain an optional redemption feature which allows the Company, any time on or after June 6, 2014, to redeem all or part of the Convertible Notes for cash if the last reported sale price per share of common stock (as described below) has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period ending within five trading days prior to the date on which the Company provides notice of redemption. The redemption price would be 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest.

Holders may convert the Convertible Notes into common stock of the Company at any time at a conversion rate of 129.6596 shares of common stock per $1,000 principal amount, or approximately $7.71 per share, subject to certain adjustments. If holders convert their notes in connection with a “make-whole fundamental change,” such holders are entitled, under certain circumstances, to an increase in the conversion rate for notes surrendered. Upon conversion, the Company will satisfy its conversion obligations by delivering shares of the Company’s common stock.

The Convertible Notes are recorded as long-term debt. The current balance of the debt issuance costs associated with the issuance of the Convertible Notes is recorded within prepaid and other current assets, and the non-current balance is recorded within deposits and other assets, and is being amortized to interest expense over the terms of the Convertible Notes. At June 30, 2013 and December 31, 2012, $0.5 million of the debt issuance costs are included in prepaid and other current assets, with the remaining amounts of $1.0 million and $1.3 million, respectively, recorded in deposits and other assets.

8.              Commitments and Contingencies

The table below sets forth our contractual cash obligations at June 30, 2013.  Contractual cash obligations that are cancellable upon notice and without significant penalties are not included in the table.

	Payments due by Period (in thousands)
Contractual Obligations	Remainder of 2013	2014	2015	2016	2017	2018 and beyond	Total
Convertible notes (1)
Principal payment	$—	$—	$—	$59,215	$—	$—	$59,215
Interest payments	1,407	2,813	2,813	1,172	—	—	8,205

Unconditional purchase commitments	2,533	3,019	2,379	517	—	—	8,448

__________________________________________________
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

The Company’s product license and on-demand agreements typically include a limited indemnification provision for claims by third parties relating to the Company’s intellectual property. To date, the Company has not incurred material costs, nor has accrued any costs related to such indemnification provisions.

Intellectual Property Litigation

On July 19, 2012, Versata Software, Inc. and Versata Development Group, Inc. (collectively, “Versata”) filed suit against Callidus in the United States District Court for the District of Delaware. The suit asserted that the Company infringes U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024. The Company believes that the claims are without merit and intends to vigorously defend against these claims.  On May 30, 2013, we answered the complaint and filed a counterclaim against Versata in the United States District Court for the District of Delaware.  The Company's counterclaim asserted that Versata infringes U.S. Patent Nos. 6,269,355, 6,850,924 and 6,473,748. The Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable or remote or to estimate the range of potential loss, if any.

On August 31, 2012, the Company filed suit against Xactly Corporation (“Xactly”) in the United States District Court for the Central District of California. The suit alleges that Xactly infringes U.S. Patents 8,046,387 and 7,774,378.  On October 24, 2012, the Company amended its complaint to add Xactly's President and Chief Executive Officer as a defendant and to add claims for trademark infringement, false advertising, false and misleading advertising, trade libel, defamation, intentional interference with prospective economic advantage, intentional interference with contractual relations, breach of contract and unfair competition, in addition to patent infringement. On January 28, 2013, the Company further amended its complaint to allege that Xactly also infringes U.S. Patent 6,473,748 and dismiss its intentional interference with contractual relations claim. On March 14, 2013, the case was transferred to the United States District Court in the Northern District of California.  On May 31, 2013, the Company and Xactly entered into a stipulated dismissal of the Company's trademark infringement claim whereby Xactly agreed that it will not use the Company's trademarks-in-suit in certain of Xactly's marketing and advertising activities going forward.
On December 14, 2012, TQP Development, LLC filed suit against Callidus in the United States District Court for the Eastern District of Texas Marshall Division. The suit asserts that Callidus infringes U.S. Patent No. 5,412,730. The Company believes that the claim is without merit and intends to vigorously defend against the claim. The Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable or remote or to estimate the range of potential loss, if any.

Other matters

In addition to the above litigation matters, the Company is from time to time a party to other various litigation and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters are likely to have a material adverse effect on the Company’s future financial results.

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At June 30, 2013, the Company had not recorded any such liabilities in accordance with accounting for contingencies. However, litigation is subject to inherent uncertainties and our view on these matters may change in the future.

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

The following table summarizes revenues for the three months ended June 30, 2013 and 2012 by geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$20,489	$18,802	$40,564	$36,507
EMEA	2,984	3,303	6,177	5,435
Asia Pacific	1,451	1,325	2,510	2,388
Other	1,006	351	2,221	1,464
	$25,930	$23,781	$51,472	$45,794

Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

During the three and six months ended June 30, 2013 and 2012, no customer accounted for more than 10% of our total revenues.

10.       Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the conversion of the Convertible Notes, the exercise of outstanding common stock options, the release of restricted stock, and purchases of employee stock purchase plan (ESPP) shares to the extent these shares are dilutive. For the three and six months ended June 30, 2013 and 2012, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.

Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Restricted stock	2,008	3,868	2,122	3,832
Stock options	2,513	3,190	2,655	3,536
ESPP	155	88	115	136
Convertible notes	7,680	7,680	7,680	7,680
Total	12,356	14,826	12,572	15,184

The weighted average exercise price of stock options excluded for the three and six months ended June 30, 2013 was $4.04 and $4.02, respectively. The weighted average exercise price of stock options excluded for the three and six months ended June 30, 2012 was $3.71 and $4.05, respectively.

The conversion price of our Convertible note is $7.71. Please refer to Note 7 for details.

11.       Stock-based Compensation

Expense Summary

The table below sets forth a summary of stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation:
Stock Options	$382	$403	$461	$570
Performance-Based Restricted Stock	394	152	521	178
Restricted Stock Units	2,294	3,598	4,513	6,431
ESPP	140	141	306	316
Total stock-based compensation	$3,210	$4,294	$5,801	$7,495

As of June 30, 2013, there was $1.8 million, $1.2 million, $8.9 million and $0.1 million of total unrecognized compensation expense related to stock options, performance-based restricted stock, restricted stock units and the ESPP shares, respectively. The expenses related to stock options, performance-based restricted stock, restricted stock units and ESPP shares are expected to be recognized over a weighted average period of 3.4 years, 1.1 years, 1.6 years and 0.4 years, respectively.

The table below sets forth the functional classification of stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation:
Cost of recurring revenues	$204	$383	$378	$929
Cost of services and other revenues	236	573	642	1,050
Sales and marketing	582	1,165	1,155	1,940
Research and development	467	485	933	899
General and administrative	1,721	1,688	2,693	2,677
Total stock-based compensation	$3,210	$4,294	$5,801	$7,495

Performance-Based Restricted Stock

During the six months ended June 30, 2013, the Company granted performance-based restricted stock awards with vesting contingent on successful attainment of predetermined SaaS revenue growth and recurring revenue gross margin targets.

During 2012, the Company granted restricted stock units as compensation that were performance-based restricted stock. The pre-established goals were in two parts, measured against annual recurring revenue and operating income, respectively. The annual recurring revenue target for 2012 was met. As a result, 50% of those awards vested during the first quarter of 2013, with the remainder to vest quarterly through 2013. The operating income target was not met, and therefore, the shares related to this target were canceled and associated expense reversed.

Determination of Fair Value

The fair value of each restricted stock unit, relating to both performance and non-performance awards, is estimated based on the market value of the Company’s stock on the date of grant. The fair value of the performance-based award assumes that performance goals will be achieved.  If such goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.  The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock Option Plans
Expected life (in years)	5.0 to 6.0	5.0 to 6.0	5.0 to 6.0	5.0 to 6.0
Risk-free interest rate	1.41% to 1.69%	0.72% to 0.92%	1.41% to 1.69%	0.72% to 1.33%
Volatility	61% to 63%	60% to 65%	61% to 63%	60% to 65%
Dividend Yield	None	None	None	None

The fair value of each ESPP share is estimated on the subscription date of the offering period using the Black-Scholes valuation model and the assumptions noted in the following table.

Six Months Ended June 30,
	2013	2012
Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.50 to 1.00
Risk-free interest rate	0.13% to 0.17%	0.07% to 0.29%
Volatility	52% to 62%	39% to 58%
Dividend Yield	None	None

12.       Related Party Transactions

In June 2013, in the normal course of business, the Company entered into agreements with Lithium Technologies, Inc. (“Lithium”). The Chief Financial Officer of Lithium is a member of our Board of Directors. The Company purchased an annual subscription for Lithium's social media management solutions in the amount of $120,000.  In the same period, Lithium entered into a two year hosting agreement with the Company in the amount of $113,000 for which no revenue was recognized during 2013.

Webcom, one of the Company’s wholly-owned subsidiaries, uses the services of a third party vendor to perform product modeling and maintenance of certain equipment. The third party vendor is owned by a relative of Webcom’s senior management. For the three and six months ended June 30, 2013, Callidus paid $38,000 and $74,000 respectively, to this vendor. For the three and six months ended June 30, 2012, Callidus paid $19,000 and $48,000 respectively, to this vendor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 and with the unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. This section of this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, prospects, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature.  These forward-looking statements include, but are not limited to, statements concerning the following: levels of recurring revenues, changes in and expectations with respect to revenues and gross profits, operating expense levels, future operating results, the impact of quarterly fluctuations of revenue and operating results, staffing and expense levels, expected cash and investment balances and the impact of foreign exchange rates and interest rate fluctuations.  As and when made, management believes that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Many of these risks and uncertainties are described in “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law.

Overview of the Results for the Three Months Ended June 30, 2013

Incorporated in Delaware in 1996, Callidus Software Inc. (NASDAQ:CALD), doing business as “CallidusCloud®” (referred to herein as “CallidusCloud”, “Callidus”, “we” and “our”), is a leading provider of sales and marketing effectiveness cloud software. CallidusCloud enables organizations to drive performance and productivity across their business with our Hiring, Learning, Marketing and Selling Clouds. From back office to the field, from desktop to mobile, we ensure organizations have the right tools to be more effective and perform better. We believe the combined power of our clouds, our people and our partners fuels growth, empowers the work force and delivers real value. CallidusCloud drives performance and productivity for over 1,900 leading organizations. Small, medium and large enterprises across multiple industries and geographies rely on CallidusCloud for quicker hiring, simpler learning, better marketing and smarter selling.

After the expansion of our offerings in recent years, we have a broad suite of solutions across the sales, marketing, hiring and learning product spectrum all focused primarily on improving the sales performance of our customers. Software-as-a-Service (“SaaS”) billings grew 31% during the current quarter, and we added 183 net new subscription customers. SaaS billings are defined as all monthly, quarterly, annual and multi-year billing pursuant to our on-demand subscription contracts.

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

SaaS Revenue Growth and Customer Expansion

While we offer our customers a range of purchasing and deployment options, from on-demand subscription to on-premise term or perpetual license, our business and revenue model is focused on recurring revenues. From time to time the Company will invoice for overages to customers that have used payees and/or storage capacity in excess of the agreed upon contractual levels.  The actual overage revenue is recognized in SaaS revenue in the period of settlement.

SaaS revenue continued to drive the growth in recurring revenues and total revenues for the three months ended June 30, 2013. SaaS revenues grew to $15.8 million for the three months ended June 30, 2013 representing a $1.7 million or 12% increase over the same period in 2012. Total recurring revenues for the three months ended June 30, 2013 grew by 9% over the same period in 2012, reflecting the continued growth in SaaS revenues, partially offset by an expected decline in recurring maintenance revenues as more customers are choosing on demand services. Recurring revenues accounted for 76% of our total revenues and as we expand our on-demand business we expect this percentage to increase. Total revenues for the three months ended June 30, 2013 were $25.9 million, up $2.1 million or 9% from the same period in 2012.

We now have over 2,000 customers on annual subscription plans. Our recurring revenue customer retention rates over the past twelve months were over 90%. We believe our rapid customer growth and high retention rates are indicators of the quality of our products and the strength of our customer base.

Gross Margin Improvement

Recurring revenue gross profits increased $2.6 million, or 25% during the three months ended June 30, 2013 compared to the same period in 2012, and increased $5.4 million, or 28%, during the six months ended compared to the same period in 2012. The recurring revenue gross margin percentage for the three months ended June 30, 2013 was 65%, compared to 56% in the same period of 2012, and was 63% for the six months ended June 30, 2013 compared to 56% in the same period in 2012. The increase in recurring revenue gross profit drives the increase in total gross margin to 55% compared to 47% over the same period. These increases reflect execution of key components of our 2013 strategic initiatives of SaaS revenue growth and margin improvement.

Cash Improvement

Cash and short-term investments increased $4.3 million or 19% to $27.2 million, from $22.9 million in the first quarter of 2013, primarily due to continued improvement in days sales outstanding ("DSO") and billings received early in the quarter and collected by June 30, 2013 . Net cash provided by operations was $2.4 million during the six months ended June 30, 2013.

Operating Expense Results

Operating expenses increased $3.0 million, or 19% to $18.6 million from $15.5 million in the second quarter of 2012. The increase in operating expenses was primarily due to higher costs associated with our annual C3 conference, increased litigation costs, costs associated with the departure of our CFO, and increased investment in product development.

Challenges and Risks

In response to market demand, over the past few years we have shifted our primary business focus from providing perpetual software licenses to providing software as a service. Toward the end of 2009, we also began offering our on-premise products under term license arrangements. We believe that these offerings better address the needs of our customers, and at the same time, provide more predictable revenue streams. For customers that prefer to purchase software on a perpetual basis, we continue to offer such licenses, and in the three and six months ended June 30, 2013, we generated $1.1 million and $2.2 million, respectively, in perpetual license revenues.  We expect perpetual license revenue to remain a relatively small component of total revenues and to fluctuate from period to period.

While we have a number of sales opportunities in process and in our sales pipeline, we continue to experience wide variances in the timing and size of our transactions. We believe one of our major challenges continues to be increasing the prioritization with prospective customers of purchasing and implementing our solutions over competing products. As part of our effort to address this challenge, we have set goals that include expanding our sales efforts, promoting our on-demand products and continuing to develop new products and enhancements to our suite of products. During 2011 and 2012, we completed eight acquisitions to expand our product offerings and customer base. In addition, in 2012 we invested in the expansion of our sales force to better exploit the opportunities presented by our solutions. We also invested in our infrastructure and are in the process of consolidating and upgrading existing data centers to better serve our incoming customer base. These investments have affected our current operating results with respect to our cash balance and headcount costs; however, we have taken steps to rationalize the additional costs generated by these investments, and we expect to begin realizing the benefits of these investments in 2013. Our long term success will depend in part on our ability to realize return on these investments through increased revenues.

In addition to these risks, our future operating performance is subject to the risks and uncertainties described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Application of Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations which follows are based upon our condensed consolidated financial statements prepared in accordance with the generally accepted accounting principles in the

United States of America ("GAAP"). The application of GAAP requires management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures regarding these items. We base our assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial condition or results of operations will be affected. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting policies and estimates with our Audit Committee of the Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment, contingent consideration and income taxes have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. There were no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2013 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In July 2013 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-11 (ASU 2013-11), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present unrecognized tax benefits as a reduction of a deferred tax asset, except in certain circumstances. ASU 2013-11 is effective for fiscal years and interim periods beginning after December 31. 2013, and early adoption is permitted. Based upon a preliminary review of the guidance, the Company does not anticipate adoption will have an impact on the Company’s condensed consolidated financial statements.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013 and 2012

Revenues, Cost of Revenues and Gross Profit

The following tables set forth the changes in revenues, cost of revenues and gross profit for the three and six months ended June 30, 2013, compared to same periods in 2012 (in thousands, except for percentage data):

	Three Months Ended June 30, 2013	Percentage of Revenues	Three Months Ended June 30, 2012	Percentage of Revenues	Increase (Decrease)	Percentage Change
Revenues:
Recurring	$19,616	76%	$18,027	76%	$1,589	9%
Services and other	6,314	24%	5,754	24%	560	10%
Total revenues	$25,930	100%	$23,781	100%	$2,149	9%

Cost of revenues:
Recurring	$6,931	35%	$7,896	44%	$(965)	(12)%
Services and other	4,739	75%	4,808	84%	(69)	(1)%
Total cost of revenues	$11,670	45%	$12,704	53%	$(1,034)	(8)%

Gross profit:
Recurring	$12,685	65%	$10,131	56%	$2,554	25%
Services and other	1,575	25%	946	16%	629	66%
Total gross profit	$14,260	55%	$11,077	47%	$3,183	29%

	Six Months Ended June 30, 2013	Percentage of Revenues	Six Months Ended June 30, 2012	Percentage of Revenues	Increase (Decrease)	Percentage Change
Revenues:
Recurring	$39,240	76%	$34,913	76%	$4,327	12%
Services and other	12,232	24%	10,881	24%	1,351	12%
Total revenues	$51,472	100%	$45,794	100%	$5,678	12%

Cost of revenues:
Recurring	$14,384	37%	$15,445	44%	$(1,061)	(7)%
Services and other	9,961	81%	9,188	84%	773	8%
Total cost of revenues	$24,345	47%	$24,633	54%	$(288)	(1)%

Gross profit:
Recurring	$24,856	63%	$19,468	56%	$5,388	28%
Services and other	2,271	19%	1,693	16%	578	34%
Total gross profit	$27,127	53%	$21,161	46%	$5,966	28%

Total Revenues.  Total revenues for the three months ended June 30, 2013 were $25.9 million, an increase of 9% compared to the same period in 2012. Total revenues for the six months ended June 30, 2013 were $51.5 million, an increase of 12% compared to the same period in 2012. The increases during both the three months and six months ended June 30, 2013 were primarily due to higher recurring revenue generated by our SaaS business driven by our continued focus including the expansion of our sales force, as well as the impact of our broadened suite of solutions, the expansion of which has contributed to overall revenue growth.

Recurring Revenues.  Recurring revenues, which consist of on-demand subscription revenues, term license revenues, and maintenance revenues, increased $1.6 million or 9%, to $19.6 million in the three months ended June 30, 2013 compared to $18.0 million in the same period of 2012. Recurring revenues increased $4.3 million or 12%, to $39.2 million in the six months ended June 30, 2013 from $34.9 million in the previous year period. The increase during the three and six months ended June 30, 2013 was primarily attributable to revenue realized from record SaaS bookings in the second half of 2012, offset by anticipated declines in our maintenance revenues related to perpetual license customers as we continue our focus on SaaS products.

Services and Other Revenues.  Services and other revenues, which consist of integration and configuration services, training and perpetual licenses, increased $0.6 million or 10% to $6.3 million in the second quarter of 2013 from $5.8 million in the second quarter of 2012. Services and other revenues increased $1.4 million or 12% to $12.2 million in the six month ended June 30, 2013 from $10.9 million previous year period. The increase in both the three and six months ended was primarily due to $0.6 million and $1.1 million additional license revenue, respectively.

Cost of Revenues and Gross Profit

Cost of Recurring Revenues.  Cost of recurring revenues decreased $1.0 million or 12% to $6.9 million in the three months ended June 30, 2013 from $7.9 million in the same period in 2012, and decreased $1.1 million or 7% to $14.4 million during the six months ended June 30, 2013 from $15.4 million in the previous year period, primarily due to a $0.5 million decrease in contract specific amortization costs and $0.5 million in in-sourcing costs incurred in the six months ended June 30, 2012 which did not reoccur in the current period .

Cost of Services and Other Revenues.  Cost of services and other revenues were flat during the three months ended June 30, 2013, consistent with the same period in 2012. Cost of services and other revenues increased $0.8 million or 8% to $10.0 million during the six months ended June 30, 2013 compared to $9.2 million in the previous year period, primarily due to $0.5 million in additional subcontractor fees to deliver services to customers.

Gross Margin.  Overall gross margin percentage was 55% for the three months ended June 30, 2013, compared to 47% during the same period in 2012. Overall gross margin percentage was 53% for the six months ended June 30, 2013, compared to 46% during the same period in 2012. Our gross margin percentage continues to improve primarily as a result of scaling our on-demand infrastructure and the continued growth of our higher margin SaaS business.

Our recurring revenue gross margin percentage increased to 65% for the three months ended June 30, 2013, compared to 56% in the same period in 2012. Recurring revenue gross margin percentage was 63% for the six months ended June 30, 2013, compared to 56% in the previous year period. The improvement in our recurring revenue gross margin percentage is primarily due to the scaling of our on-demand infrastructure and increased SaaS revenue.

Services and other revenue gross margin percentage was 25% for the three months ended June 30, 2013, compared to 16% in the same period of 2012. Services and other revenue gross margin percentage was 19% for the six months ended June 30, 2013, consistent with the same period of 2012. The increase in gross margin percentage for both the three and six month periods was primarily due to higher perpetual license revenues while the expenses remained relatively flat year over year, as well as improvement in service margins due to higher billable utilization in our professional services organization.

Operating Expense

The following tables outline the changes in operating expenses for the three and six months ended June 30, 2013, compared to the same periods in 2012 (in thousands, except percentage data):

	Three Months Ended June 30, 2013	Percentage of Total Revenues	Three Months Ended June 30, 2012	Percentage of Total Revenues	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$7,891	30%	$8,293	35%	$(402)	(5)%
Research and development	4,409	17%	4,072	17%	337	8%
General and administrative	5,946	23%	4,849	20%	1,097	23%
Acquisition-related contingent consideration	—	—%	(1,837)	(8)%	1,837	(100)%
Restructuring expenses	315	1%	172	1%	143	83%
Total operating expenses	$18,561	72%	$15,549	65%	$3,012	19%

	Six Months Ended June 30, 2013	Percentage of Total Revenues	Six Months Ended June 30, 2012	Percentage of Total Revenues	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$15,535	30%	$15,222	33%	$313	2%
Research and development	8,838	17%	8,090	18%	748	9%
General and administrative	11,132	22%	9,854	22%	1,278	13%
Acquisition-related contingent consideration	—	—%	(1,837)	(4)%	1,837	(100)%
Restructuring expenses	1,558	3%	614	1%	944	154%
Total operating expenses	37,063	72%	31,943	70%	5,120	16%

Sales and Marketing.  Sales and marketing expenses decreased $0.4 million or 5%, in the three months ended June 30, 2013 compared to the same period in 2012. The decreases were primarily driven by $0.6 million in lower stock-based compensation expense due to planned lower headcount in the current period. Sales and marketing expenses increased $0.3 million or 2% in the six months ended June 30, 2013 compared to the prior year period. The increase was primarily due to $0.3 million in higher costs for our annual C3 conference and other marketing events, partially offset by lower personnel costs due to planned headcount reductions.

Research and Development.  Research and development expenses increased $0.3 million or 8% for the three months ended June 30, 2013 compared to the same period in 2012. The increase is driven by $0.2 million in increased consulting fees that resulted from investment in product development to enhance and update our product suite and $0.1 million in increased training costs. Research and development expenses increased $0.7 million or 9% during the six months ended June 30, 2013 compared to the prior year period, primarily due to $0.6 million in additional personnel and equipment investment costs and $0.1 million in additional stock-based compensation expense due to higher research and development headcount.

General and Administrative.  General and administrative expenses increased $1.1 million or 23% during the three months ended June 30, 2013 compared to the same period in 2012. The increase was primarily due to $0.6 million related to the severance and recruiting costs associated with the departure and subsequent replacement of our Chief Financial Officer position and higher patent litigation related legal fees of $0.3 million.

General and administrative expenses increased $1.3 million or 13% during the six months ended June 30, 2013 compared to the prior year period primarily due to $0.6 million in severance charges related to the departure and subsequent replacement of our Chief Financial Officer position, higher patent litigation related legal fees of $0.7 million and $0.3 million of additional bad debt expense, partially offset by $0.6 million of acquisition-related costs incurred in 2012 that did not recur in 2013.

Restructuring.  Restructuring expenses increased by $0.1 million or 83% during the three months ended June 30, 2013 as compared to the same period in 2012 due to actions to align our organization, integrate acquisitions and consolidate locations that began in the second half of 2012, which have continued through the current quarter. Restructuring expenses increased $0.9 million or 154% during the six months ended June 30, 2013 compared to the prior year period, primarily due to a $0.5 million one-time severance charge related to the departure of our General Counsel , as well as activities to align our organization. We currently do not intend to replace the role of General Counsel.

Stock-Based Compensation

The following tables set forth a summary of our stock-based compensation expenses for the three and six months ended June 30, 2013, compared to the same period in 2012 (in thousands, except percentage data):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenues	$204	$383	$(179)	(47)%
Cost of services revenues	236	573	(337)	(59)%
Sales and marketing	582	1,165	(583)	(50)%
Research and development	467	485	(18)	(4)%
General and administrative	1,721	1,688	33	2%
Total stock-based compensation	$3,210	$4,294	$(1,084)	(25)%

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenues	$378	$929	$(551)	(59)%
Cost of services revenues	642	1,050	(408)	(39)%
Sales and marketing	1,155	1,940	(785)	(40)%
Research and development	933	899	34	4%
General and administrative	2,693	2,677	16	1%
Total stock-based compensation	$5,801	$7,495	$(1,694)	(23)%

Total stock-based compensation expenses decreased $1.1 million or 25% during the three months ended June 30, 2013, and $1.7 million or 23% during the six months ended June 30, 2013 compared to the same periods in 2012. The decreases in stock-based compensation were primarily due to the timing of restricted stock award grants and increased forfeitures due to restructuring activities in 2013 periods compared to the prior year periods.

During the three and six months ended June 30, 2013, the Company granted performance-based restricted stock awards with vesting contingent on successful attainment of pre-determined SaaS revenue growth and recurring revenue gross profit targets. The 2013 performance based awards are partially in lieu of restricted stock awards historically granted as compensation, and we do not anticipate an increase in stock-based compensation expense as a result of the performance based restricted stock grants.

Other Items

The following tables set forth the changes in other items for the three and six months ended June 30, 2013, compared to the same period in 2012 (in thousands, except percentage data):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other income (expense), net	$(131)	$(79)	$(52)	66%
Interest expense	(864)	(865)	1	—%
	$(995)	$(944)	$(51)	5%

Provision (benefit) for income taxes	$1,119	(109)	1,228	n.m.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other income (expense), net	$(121)	$(5)	$(116)	n.m.
Interest expense	(1,718)	(1,734)	16	(1)%
	$(1,839)	$(1,739)	$(100)	6%

Provision (benefit) for income taxes	$1,243	(231)	1,474	(638)%

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net decreased by $0.1 million during the three and six months ended June 30, 2013 compared to the same periods in 2012. The decreases were primarily driven by higher losses on foreign exchange transactions in the current periods.

Interest Expense

Interest expense was consistent in the three months ended June 30, 2013 and decreased by $16,000 in the six months ended June 30, 2013 compared to the same period in 2012. The decrease was primarily due to lower interest rates on capital lease obligations incurred in 2013, which resulted in lower interest expense.

Provision (Benefit) for Income Taxes

Provision for income tax for the three and six months ended June 30, 2013 was $1.1 million and $1.2 million, compared to an income tax benefit of $0.1 million and $0.2 million for the same periods in 2012.  The tax provision for the three and six months ended June 30, 2013 was primarily related to withholding taxes in foreign jurisdictions.

Liquidity and Capital Resources

As of June 30, 2013, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $27.2 million, as well as accounts receivable of $22.2 million, compared to $29.2 million and $22.6 million at December 31, 2012, respectively.

Cash provided by operating activities during the six months ended June 30, 2013 improved significantly compared to cash used by operating activities during the previous year period, primarily due to a significant increase in deferred revenue commensurate with SaaS billings and revenue growth, as well as increased collections and decreasing DSO. We continue to emphasize collections to minimize DSO and are committed to maintaining our focus on cash management. During the six months ended June 30, 2013, we paid $3.1 million related to indemnity holdback and earn-out provisions related to our 2011 and 2012 acquisitions.

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$2,376	$(8,252)
Net cash provided by (used in) investing activities	2,096	(4,340)
Net cash (used in) provided by financing activities	(2,447)	1,126

Cash Flows During the Six Months Ended June 30, 2013

Net cash provided by operating activities was $2.4 million in the six month period ended June 30, 2013 compared to $8.3 million used in the previous period. Net loss of $13.0 million in the six months ended June 30, 2013 was partially offset by non-cash items of $5.8 million in stock-based compensation and $2.4 million in depreciation and amortization expense.  Changes in working capital provided $4.4 million in cash during the six month period, primarily driven by $8.2 million in cash from increases in deferred revenue, partially offset by a decrease in accounts payable of $3.2 million

Net cash provided by investing activities was $2.1 million during the six months ended June 30, 2013, compared to $4.3 million used by investing activities in the previous period. The net cash provided by investing activities is primarily due to $3.8 million in net proceeds from maturities and sale of investments, partially offset by $1.7 million in purchases of capital assets.

Net cash used in financing activities was $2.4 million during the six months ended June 30, 2013, compared to $1.1 million cash provided by financing activities in the previous period. The net cash used in financing activities was primarily due to $3.1 million of acquisition related holdback and earn-out payments, partially offset by $2.2 million in proceeds from the issuance of common stock.

Forward Looking Cash Commitments

Our future capital requirements depend on many factors, including the amount of revenues we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of new product introductions and enhancements to existing products, our ability to offer SaaS service on a consistently profitable basis, the continuing market acceptance of our products and future acquisitions or other capital expenditures we may make. However, based upon our current business plan and revenue projections, we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next twelve months, and we intend to continue to manage our cash in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future commitments, including debt service on the $59.2 million principal balance of our outstanding Convertible Notes, which is expected to be repaid no later than June 1, 2016. Cash commitments in the near term include $1.4 million in interest on our Convertible Notes which is due semi-annually in June and December. In addition, the departure of our prior Chief Financial Officer, announced on March 14, 2013, is expected to occur during the third quarter of 2013 and we expect to pay $0.6 million in executive severance related to this departure. In addition, in the first quarter of 2013, we entered into an agreement for application server software licenses and related maintenance payable over three years in the amount of $2.6 million and $4.3 million, respectively.

Contractual Obligations and Commitments

Refer to Note 8 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. For additional information on existing unconditional purchase commitments, please refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

With the exception of the above contractual obligations, we have no material off-balance sheet arrangements that have not been recorded in our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three and six months ended June 30, 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete discussion on the market risks we encounter.

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

In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three and six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 19, 2012, Versata Software, Inc. and Versata Development Group, Inc. (collectively, “Versata”) filed suit against Callidus in the United States District Court for the District of Delaware. The suit asserted that the Company infringes U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024. The Company believes that the claims are without merit and intends to vigorously defend against these claims.  On May 30, 2013, we answered the complaint and filed a counterclaim against Versata in the United States District Court for the District of Delaware.  The Company's counterclaim asserted that Versata infringes U.S. Patent Nos. 6,269,355, 6,850,924 and 6,473,748. The Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable or remote or to estimate the range of potential loss, if any.

On August 31, 2012, the Company filed suit against Xactly Corporation (“Xactly”) in the United States District Court for the Central District of California. The suit alleges that Xactly infringes U.S. Patents 8,046,387 and 7,774,378.  On October 24, 2012, the Company amended its complaint to add Xactly's President and Chief Executive Officer as a defendant and to add claims for trademark infringement, false advertising, false and misleading advertising, trade libel, defamation, intentional interference with prospective economic advantage, intentional interference with contractual relations, breach of contract and unfair competition, in addition to patent infringement. On January 28, 2013, the Company further amended its complaint to allege that Xactly also infringes U.S. Patent 6,473,748 and dismiss its intentional interference with contractual relations claim. On March 14, 2013, the case was transferred to the United States District Court in the Northern District of California.  On May 31, 2013, the Company and Xactly entered into a stipulated dismissal of the Company's trademark infringement claim whereby Xactly agreed that it will not use the Company's trademarks-in-suit in certain of Xactly's marketing and advertising activities going forward.
On December 14, 2012, TQP Development, LLC filed suit against Callidus in the United States District Court for the Eastern District of Texas Marshall Division. The suit asserts that Callidus infringes U.S. Patent No. 5,412,730. The Company believes that the claim is without merit and intends to vigorously defend against the claim. The Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable or remote or to estimate the range of potential loss, if any.

We are, from time to time, a party to other various litigation and customer disputes incidental to the conduct of our business, none of which, at the present time, is likely to have a material adverse effect on our future financial results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2013.

CALLIDUS SOFTWARE INC.

By:	/s/ BOB L. COREY
Bob L. Corey
Chief Financial Officer,
Senior Vice President, Finance and Operations

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

Exhibit Number	Description

10.1	2013 Stock Incentive Plan and foms of award agreements (incorporated by reference to Exhibit 5.1 to the Registrant's Form S-8 filed with the Commission on June 18, 2013)
31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (iv) Notes to Condensed Consolidated Financial Statements