Form 10-Q
period 2013-09-30
CALLIDUS SOFTWARE INC
filed 2013-11-07
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
There were 40,378,221 shares of the registrant’s common stock, par value $0.001, outstanding on October 31, 2013, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 6. Exhibits	30
Signatures	31
Exhibit Index	32
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 101

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$25,192	$16,400
Short-term investments	8,886	12,771
Accounts receivable, net of allowances of $721 and $485 at September 30, 2013 and December 31, 2012, respectively	23,304	22,567
Deferred income taxes	40	40
Prepaid and other current assets	7,761	6,718
Total current assets	65,183	58,496

Noncurrent assets:
Property and equipment, net	12,381	10,580
Goodwill	31,207	31,207
Intangible assets, net	18,083	21,196
Deferred income taxes, noncurrent	392	392
Deposits and other assets	3,243	2,872
Total assets	$130,489	$124,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,415	$4,705
Accrued payroll and related expenses	5,868	5,854
Accrued expenses	6,635	8,164
Deferred income taxes	944	944
Deferred revenue	42,054	35,483
Capital lease obligations	1,232	921
Total current liabilities	58,148	56,071

Noncurrent liabilities:
Deferred revenue, noncurrent	7,592	3,702
Deferred income taxes, noncurrent	345	160
Other liabilities	1,908	2,159
Capital lease obligations, noncurrent	1,460	8
Convertible notes	59,215	59,215
Total liabilities	128,668	121,315
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 41,362 and 38,538 shares issued and 39,023 and 36,199 shares outstanding at September 30, 2013 and December 31, 2012, respectively	39	34
Additional paid-in capital	268,228	255,331
Treasury stock; 2,339 shares at September 30, 2013 and December 31, 2012	(14,430)	(14,430)
Accumulated other comprehensive income	161	239
Accumulated deficit	(252,177)	(237,746)
Total stockholders’ equity	1,821	3,428
Total liabilities and stockholders’ equity	$130,489	$124,743
See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Recurring	$21,119	$17,533	$60,359	$52,446
Services and other	9,559	6,392	21,791	17,273
Total revenues	30,678	23,925	82,150	69,719
Cost of revenues:
Recurring	7,303	6,989	21,687	22,434
Services and other	4,475	5,078	14,436	14,266
Total cost of revenues	11,778	12,067	36,123	36,700
Gross profit	18,900	11,858	46,027	33,019

Operating expenses:
Sales and marketing	8,981	8,322	24,516	23,544
Research and development	4,146	3,947	12,984	12,037
General and administrative	5,757	4,785	16,889	14,639
Acquisition-related contingent consideration	—	50	—	(1,787)
Restructuring	141	(53)	1,699	561
Total operating expenses	19,025	17,051	56,088	48,994
Operating loss	(125)	(5,193)	(10,061)	(15,975)
Interest income and other income (expense), net	29	139	(92)	134
Interest expense	(860)	(860)	(2,578)	(2,594)
Loss before provision for income taxes	(956)	(5,914)	(12,731)	(18,435)
Provision for income taxes	457	444	1,700	213

Net loss	$(1,413)	$(6,358)	$(14,431)	$(18,648)

Net loss per share - basic and diluted
Net loss per share	$(0.04)	$(0.18)	$(0.38)	$(0.53)

Shares used in basic and diluted per share computation	38,648	35,853	37,873	35,070
				34674
Comprehensive loss

Net Loss	$(1,413)	$(6,358)	$(14,431)	$(18,648)
Unrealized gains (loss) on available-for-sale securities	5	22	(6)	35
Foreign currency translation adjustments	(64)	53	84	58

Comprehensive loss	$(1,472)	$(6,283)	$(14,353)	$(18,555)

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(14,431)	$(18,648)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	3,278	2,184
Amortization of intangible assets	3,621	3,818
Provision for doubtful accounts and service remediation reserves	846	188
Stock-based compensation	8,345	10,917
Release of valuation allowance	—	(350)
(Loss) gain on disposal of property and equipment	2	(6)
Amortization of convertible notes issuance cost	402	402
Net amortization on investments	63	310
Acquisition-related contingent consideration	—	(1,787)
Changes in operating assets and liabilities:
Accounts receivable	(1,583)	(7,627)
Prepaid and other current assets	(1,043)	(1,809)
Other noncurrent assets	(773)	322
Accounts payable	(3,250)	(129)
Accrued expenses	1,517	741
Accrued payroll and related expenses	462	(267)
Accrued restructuring	(476)	37
Deferred revenue	10,461	1,635
Deferred income taxes	185	111
Net cash provided by (used in) operating activities	7,626	(9,958)

Cash flows from investing activities:
Purchases of investments	(5,634)	(16,536)
Proceeds from maturities and sale of investments	9,450	31,811
Purchases of property and equipment	(1,714)	(4,927)
Proceeds from disposal of property and equipment	—	6
Purchases of intangible assets	(634)	(4,485)
Acquisitions, net of cash acquired	—	(7,721)
Net cash provided by (used in) investing activities	1,468	(1,852)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,375	5,222
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(818)	(2,079)
Payment of consideration related to acquisitions	(3,078)	(1,160)
Repayment of debt assumed through acquisition	—	(30)
Payment of principal under capital leases	(1,709)	(887)
Net cash (used in) provided by financing activities	(230)	1,066
Effect of exchange rates on cash and cash equivalents	(72)	58
Net increase (decrease) in cash and cash equivalents	8,792	(10,686)
Cash and cash equivalents at beginning of period	16,400	17,383
Cash and cash equivalents at end of period	$25,192	$6,697

Supplemental disclosures of cash flow information:
Cash paid for interest on convertible debt	$1,406	$2,110
Cash paid for interest on capital leases	56	83
Non-cash financing of fixed assets acquired under capital lease	2,627	—

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation and Summary of Accounting Policies

All amounts included herein related to the condensed consolidated financial statements as of September 30, 2013 and the three and nine months ended September 30, 2013 and 2012 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Callidus Software Inc.'s ("the Company's") Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations regarding interim financial statements.

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

The condensed consolidated financial statements include the accounts of the Company. and its wholly-owned subsidiaries, which include wholly-owned subsidiaries in Australia, Canada, Germany, Hong Kong, India, New Zealand, Malaysia, Serbia, Singapore, and the United Kingdom. All intercompany transactions and balances have been eliminated upon consolidation.

The Company recognized an adjustment of $1.0 million which increased revenue in the three months ended September 30, 2013 as a result of a review of all outstanding deferred revenue projects, of which $0.2 million is included in SaaS revenues, and $0.8 million is included in services and other revenues. Based upon Management's review of qualitative and quantitative factors, Management believes the impact of the adjustment is not material to current or prior periods.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with GAAP and the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, uncertain tax liabilities, allowances for doubtful accounts, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairments, stock-based compensation forfeiture rates, accrued liabilities, the allocation of the value of purchase consideration for business acquisitions, and other contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates such estimates and assumptions on an ongoing basis for continued reasonableness, using historical experience and other factors, including the current economic environment. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and declines in Information Technology spending by companies have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates. Changes in those estimates, if any, resulting from continuing changes in the economic environment, will be reflected in the condensed consolidated financial statements in future periods.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-11 ("ASU 2013-11"), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present unrecognized tax benefits as a reduction of a deferred tax asset, except in certain circumstances. ASU 2013-11 is effective for fiscal years and interim periods beginning after December 31, 2013, and early adoption is permitted. Based upon a preliminary review of the guidance, the Company does not anticipate that adoption will have a significant impact on the Company’s condensed consolidated financial statements.

In February 2013, FASB issued Accounting Standards Update 2013-02 ("ASU 2013-02"), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to present either on the face of the statement where comprehensive income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 was effective for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02, which involves presentation and disclosures only, did not impact the Company’s condensed consolidated financial statements.

2.              Restructuring

Restructuring expenses primarily consist of costs associated with employee terminations and exit of excess facilities. These costs are recognized in accordance with the accounting guidance for exit activities and are presented as restructuring expenses in the Company's condensed consolidated statements of comprehensive loss. The Company incurred restructuring expense of $0.1 million and $(0.1) million during the three months ended September 30, 2013 and 2012, respectively, and $1.7 million and $0.6 million during the nine months ended September 30, 2013 and 2012, respectively.

The following table sets forth a summary of accrued restructuring expenses for the nine months ended September 30, 2013 and 2012, respectively (in thousands):

	December 31, 2012	Cash Payments	Additions	Adjustments	September 30, 2013
Severance and termination-related costs	$589	$(2,146)	$1,707	$(8)	$142
Facilities-related costs	289	(30)	—		259

Total accrued restructuring expenses	$878	$(2,176)	$1,707	$(8)	$401

	December 31, 2011	Cash Payments	Additions	Adjustments	September 30, 2012
Severance and termination-related costs	$—	$(312)	$510	$(53)	$145
Facilities-related costs	443	(212)	209	(105)	335

Total accrued restructuring expenses	$443	$(524)	$719	$(158)	$480

3.              Acquisitions

6FigureJobs.com

On May 4, 2012, the Company acquired 6FigureJobs.com (“6FigureJobs”), a premier job advertisement placement, recruitment media services and other career-related services provider to extend Hiring Cloud offerings. 6FigureJobs, a wholly-owned subsidiary of Workstream, Inc., a Canadian corporation, was purchased in exchange for $1.0 million in cash, which included an indemnity holdback of $0.3 million that was settled in May 2013.

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

Webcom, Inc.

On October 3, 2011, the Company acquired Webcom, Inc. ("Webcom"), a U.S.-based company with operations in Serbia, a leader in Software-as-a-Service ("SaaS") based product configuration, pricing, quoting and proposal management. The total purchase price for Webcom was $10.8 million in cash, including a $1.6 million indemnity holdback and a $1.8 million earn-out condition. The full remaining balance of the earn-out condition of $1.8 million was paid in February 2013. During the third quarter of 2013, claims worth $0.1 million were applied to the indemnity holdback, and as of September 30, 2013, $0.8 million of the indemnity holdback remains accrued for potential indemnification items.

The Company’s business combinations described above did not have a material impact on the Company’s consolidated financial statements, and therefore pro forma disclosures have not been presented.

4.              Goodwill and Intangible Assets

Management determined that no changes in the $31.2 million carrying amount of goodwill were necessary during the third quarter of 2013. Intangible assets consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	December 31, 2012 Cost	December 31, 2012 Net	Additions	Amortization Expense	September 30, 2013 Net	Weighted Average Amortization Period (Years)
Developed technology	$15,179	$12,384	$495	$(2,498)	$10,381	4.5
Customer relationships	6,884	4,952	—	(653)	4,299	5.1
Trade names	1,202	1,040	—	(167)	873	5.4
Patents and licenses	1,525	2,744	—	(263)	2,481	7.8
Other	182	76	13	(40)	49	0.8

Total	$24,972	$21,196	$508	$(3,621)	$18,083

Intangible assets include third-party software licenses used in the Company's products and acquired assets related to the Company’s acquisitions.

Amortization expense related to intangible assets was $1.2 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively, and $3.6 million and $3.8 million for the nine months ended September 30, 2013 and 2012, respectively. Amortization expense related to intangible assets was included within cost of revenues for developed technology and patents and licenses, sales and marketing expense for customer relationships and trade names, and general and administrative expense for a favorable lease and other items. Intangible assets are amortized over their estimated useful lives of one to twelve years. Total future expected amortization is as follows (in thousands):

	Developed Technology	Customer Relationships	Trade names	Patents and Licenses	Other
Quarter Ending September 30:
Remainder of 2013	$792	$220	$45	$89	$15
2014	2,451	874	179	348	34
2015	2,118	874	179	343	—
2016	2,124	876	151	344	—
2017	1,813	768	142	343	—
2018	1,083	501	101	313	—
2019 and beyond	—	186	76	701	—

Total expected amortization expense	$10,381	$4,299	$873	$2,481	$49

5.              Financial Instruments

As of September 30, 2013 and December 31, 2012, all investment debt securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.

The Company classifies all highly liquid instruments with an original maturity on the date of purchase of three months or less as cash and cash equivalents.  The Company classifies available-for-sale securities that have a maturity date longer than three months as short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and which the Company does not intend to hold to maturity.

Realized gains and losses are calculated using the specific identification method. As of September 30, 2013 and December 31, 2012, the Company had no short-term investments in a material unrealized loss position.

The components of the Company’s cash, cash equivalents and investments classified as available-for-sale were as follows at September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair value
Cash	$19,913	$—	$—	$—	$19,913
Cash equivalents:
Money market funds	5,279	—	—	—	5,279
Total cash equivalents	5,279	—	—	—	5,279
Total cash and cash equivalents	$25,192	$—	$—	$—	$25,192

Short-term investments:
U.S. government and agency obligations	5,621	1	—	—	5,622
Corporate notes and obligations	3,260	4	—	—	3,264
Total short-term investments	$8,881	$5	$—	$—	$8,886

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair value
Cash	$13,062	$—	$—	$—	$13,062
Cash equivalents:
Money market funds	3,338	—	—	—	3,338
Total cash equivalents	3,338	—	—	—	3,338
Total cash and cash equivalents	$16,400	$—	$—	$—	$16,400

Short-term investments:
U.S. government and agency obligations	6,700	—	—	—	6,700
Corporate notes and obligations	6,061	10	—	—	6,071
Total short-term investments	$12,761	$10	$—	$—	$12,771

The market value and the amortized cost of available-for-sale debt securities by contractual maturities as of September 30, 2013 were as follows (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$6,581	$6,586
Between 1 and 2 years	2,300	2,300
Total	$8,881	$8,886

At September 30, 2013, the Company had no unrealized losses related to U.S. government and agency securities.

The Company had no realized gains or losses on sales of its investments for the three and nine months ended September 30, 2013 and 2012. The Company had proceeds, net of purchases of investments, of $3.8 million and $15.3 million from maturities and sales of investments during the nine months ended September 30, 2013 and 2012, respectively.

The short-term investments in government obligations or highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities so as to assess if any of the impairments will be considered other-than-temporary. The Company did not identify any government obligations or highly rated credit securities held as of September 30, 2013 or as of December 31, 2012 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.

6.              Fair Value Measurements

The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at September 30, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2013	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$5,279	$5,279	$—	$—
U.S. government and agency obligations (2)	5,622	—	5,622	—
Corporate notes and obligations (2)	3,264	—	3,264	—
Total	$14,165	$5,279	$8,886	$—
__________________________________________________
(1) Included in cash and cash equivalents on the condensed consolidated balance sheet.
(2) Included in short-term investments on the condensed consolidated balance sheet.

The table below presents the changes during the nine months ended September 30, 2013 related to balances measured using significant unobservable inputs (Level 3) (in thousands):

	December 31, 2012	Additions	Payments	September 30, 2013
Liabilities:
Contingent consideration to Webcom	$1,750	$—	$(1,750)	$—
Total	$1,750	$—	$(1,750)	$—

During the first quarter of 2013, the Company paid earn-out consideration related to the acquisition of Webcom of $1.8 million.

The estimated fair value of the Company’s financial assets was determined using the following inputs at December 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Assets:

Money market funds (1)	$3,338	$3,338	$—	$—
U.S. Treasury bills (2)	1,000	1,000	—	—
Corporate notes and obligations (2)	6,071	—	6,071	—
U.S. government and agency obligations (2)	5,700	—	5,700	—
Total	$16,109	$4,338	$11,771	$—

Liabilities:

Contingent consideration (3)	$1,750	$—	$—	$1,750
Total	$1,750	$—	$—	$1,750
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

Level 3

Contingent consideration is defined as earn-out payments, which the Company may pay in connection with acquisitions. Contingent consideration liabilities are classified as Level 3 liabilities, as the Company uses unobservable inputs to value them, which is a probability-based income approach. Subsequent changes in the fair value of contingent consideration liabilities will be recorded within the acquisition-related contingent consideration in the Company’s condensed consolidated statements of comprehensive loss. As of September 30, 2013, the Company had no Level 3 liabilities.

7.              Convertible Notes

As of September 30, 2013, the Company had an aggregate principal amount of $59.2 million of the 4.75% Convertible Senior Notes (“Convertible Notes”) due in 2016 outstanding. Interest is payable on June 1 and December 1 of each year until the maturity date of June 1, 2016 unless the Convertible Notes are converted, redeemed or repurchased. The Convertible Notes are senior unsecured obligations of the Company. Based on market prices, the fair value of the Convertible Notes was $74.1 million and $58.0 million as of September 30, 2013 and December 31, 2012, respectively.

The Convertible Notes contain an optional redemption feature, which allows the Company, any time on or after June 6, 2014, to redeem all or part of the Convertible Notes for cash if the last reported sale price per share of common stock (as described below) has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period ending within five trading days prior to the date on which the Company provides notice of redemption. The redemption price would be 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest.

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

The Convertible Notes are recorded as long-term debt. The current balance of the debt issuance costs associated with the issuance of the Convertible Notes is recorded within prepaid and other current assets, and the non-current balance is recorded within deposits and other assets, and is being amortized to interest expense over the terms of the Convertible Notes. At September 30, 2013 and December 31, 2012, $0.5 million of the debt issuance costs are included in prepaid and other current assets, with the remaining amounts of $0.9 million and $1.3 million, respectively, recorded in deposits and other assets.

Please refer to Note 13 for recent activity regarding the Convertible Notes.

8.              Commitments and Contingencies

Except as discussed below, there were no material changes in the Company's commitments under contractual obligations as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2012.

On March 26, 2013, the Company entered into an agreement to procure application server software licenses and related maintenance services, payable quarterly over three years in the amount of $2.6 million and $4.3 million, respectively.

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

The Company’s product license and on-demand agreements typically include a limited indemnification provision for claims by third parties relating to the Company’s intellectual property. To date, the Company has not incurred material costs, and has not accrued any costs related to such indemnification provisions.

Intellectual Property Litigation

On July 19, 2012, Versata Software, Inc. and Versata Development Group, Inc. (collectively, “Versata”) filed suit against Callidus in the United States District Court for the District of Delaware (“Delaware District Court”). The suit asserted that the Company infringes U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024. The Company believes that the claims are without merit and intends to vigorously defend against these claims. On May 30, 2013, the Company answered the complaint and filed a counterclaim against Versata in the United States District Court for the District of Delaware.  The Company's counterclaim asserted that Versata infringes U.S. Patent Nos. 6,269,355, 6,850,924 and 6,473,748. As of August 30, 2013, the Company filed petitions with the United States Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) for covered business method patent review of U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024. The Company also filed a motion with the Delaware District Court on August 30, 2013 to stay the litigation pending the completion of the patent review proceedings with the PTAB. The Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable, or to estimate the range of potential loss, if any.

On August 31, 2012, the Company filed suit against Xactly Corporation (“Xactly”) in the United States District Court for the Central District of California. The suit alleges that Xactly infringes U.S. Patents 8,046,387 and 7,774,378. On October 24, 2012, the Company amended its complaint to add Xactly's President and Chief Executive Officer as a defendant and to add claims for trademark infringement, false advertising, false and misleading advertising, trade libel, defamation, intentional interference with prospective economic advantage, intentional interference with contractual relations, breach of contract and unfair competition, in addition to patent infringement. On January 28, 2013, the Company further amended its complaint to allege that Xactly also infringes U.S. Patent 6,473,748 and dismiss its intentional interference with contractual relations claim. On March 14, 2013, the case was transferred to the United States District Court in the Northern District of California. On May 31, 2013, the Company and Xactly entered into a stipulated dismissal of the Company's trademark infringement claim whereby Xactly agreed that it will not use the Company's trademarks-in-suit in certain of Xactly's marketing and advertising activities going forward. The case is currently scheduled for trial in October 2014. Please refer to Note 13 for recent activity regarding this litigation.

 On December 14, 2012, TQP Development, LLC filed suit against Callidus in the United States District Court for the Eastern District of Texas Marshall Division. The suit asserts that Callidus infringes U.S. Patent No. 5,412,730. The Company believes that the claim is without merit and intends to vigorously defend against the claim. The case is currently scheduled for trial in August 2014. As of October 11, 2013, the Company filed a petition with the PTAB for covered business method patent review of U.S. Patent No. 5,412,730. The Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable, or to estimate the range of potential loss, if any.

Other matters

In addition to the above litigation matters, the Company is from time to time a party to other various litigation and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters are likely to have a material adverse effect on the Company’s future financial results.

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At September 30, 2013, the Company had not recorded any such liabilities in accordance with accounting for contingencies. However, litigation is subject to inherent uncertainties and the Company's view on these matters may change in the future.

9.              Segment, Geographic and Customer Information

The accounting principles guiding disclosures about segments of an enterprise and related information establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining which information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer ("CEO"). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. By this definition, the Company operates in one business segment, which is the development, marketing and sale of sales and marketing effectiveness cloud software and related services.

The following table summarizes revenues for the three and nine months ended September 30, 2013 and 2012 by geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$22,052	$18,301	$62,616	$54,808
EMEA	3,050	2,484	9,227	7,919
Asia Pacific	3,273	1,650	5,783	4,038
Other	2,303	1,490	4,524	2,954
	$30,678	$23,925	$82,150	$69,719

Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.

During the three and nine months ended September 30, 2013 and 2012, no customer accounted for more than 10% of total revenues.

10.       Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the conversion of the Convertible Notes, the exercise of outstanding common stock options, the release of restricted stock, and purchases of employee stock purchase plan ("ESPP") shares to the extent these shares are dilutive. For the three and nine months ended September 30, 2013 and 2012, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.

Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Restricted stock	1,967	3,441	2,071	3,701
Stock options	2,558	3,076	2,622	3,381
ESPP	19	32	6	11
Convertible Notes	7,680	7,680	7,680	7,680
Total	12,224	14,229	12,379	14,773

The weighted average exercise price of stock options excluded for the three and nine months ended September 30, 2013 was $4.62 and $4.22, respectively. The weighted average exercise price of stock options excluded for the three and nine months ended September 30, 2012 was $3.34 and $3.71, respectively.

Holders may convert the Convertible Notes into common stock of the Company at any time at a conversion rate of 129.6596 shares of common stock per $1,000 principal amount, or approximately $7.71 per share, subject to certain adjustments. Please refer to Note 7 for details.

11.       Stock-based Compensation

Expense Summary

The table below sets forth a summary of stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation:
Stock options	$181	$143	$642	$713
Performance-based restricted stock units	463	210	984	387
Restricted stock units	1,750	2,849	6,263	9,281
ESPP	150	220	456	536
Total stock-based compensation	$2,544	$3,422	$8,345	$10,917

As of September 30, 2013, there was $2.8 million, $1.6 million, $7.1 million and $0.5 million of total unrecognized compensation expense related to stock options, performance-based restricted stock units, restricted stock units and the ESPP shares, respectively. The expenses related to stock options, performance-based restricted stock units, restricted stock units and ESPP shares are expected to be recognized over a weighted average period of 3.5 years, 0.9 years, 1.6 years and 0.8 years, respectively.

The table below sets forth the functional classification of stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation:
Cost of recurring revenues	$234	$351	$612	$1,280
Cost of services and other revenues	218	573	860	1,623
Sales and marketing	769	997	1,924	2,937
Research and development	384	477	1,317	1,376
General and administrative	939	1,024	3,632	3,701
Total stock-based compensation	$2,544	$3,422	$8,345	$10,917

Performance-based Restricted Stock Units

During the nine months ended September 30, 2013, the Company granted performance-based restricted stock units with vesting contingent on successful attainment of predetermined SaaS revenue growth, recurring revenue gross margin targets, and days sales outstanding ("DSO") targets. The DSO targets apply only to performance-based restricted stock units granted to the Chief Financial Officer and Chief Executive Officer.

During 2012, the Company granted as compensation restricted stock units that were performance-based restricted stock units. The pre-established goals were measured against annual recurring revenue and operating income. The annual recurring revenue target for 2012 was met. As a result, 50% of those awards vested during the first quarter of 2013, with the remainder to vest quarterly through the first quarter of 2014. The operating income target for 2012 was not met, and therefore in 2012 the shares related to this target were canceled and the associated expense was reversed when the Company determined the target was not met.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock Option Plans
Expected life (in years)	6.0 to 6.1	—	5.0 to 6.1	5.0 to 6.0
Risk-free interest rate	1.69% to 1.93%	—%	1.41% to 1.93%	0.72% to 1.33%
Volatility	61% to 62%	—%	61% to 63%	60% to 65%
Dividend yield	None	None	None	None

The fair value of each ESPP share is estimated on the enrollment date of the offering period using the Black-Scholes valuation model and the assumptions noted in the following table.

Nine Months Ended September 30,
	2013	2012
Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.50 to 1.00
Risk-free interest rate	0.08% to 0.17%	0.13% to 0.20%
Volatility	41% to 62%	56% to 62%
Dividend yield	None	None

12.       Related-Party Transactions

In June 2013, in the normal course of business, the Company entered into agreements with Lithium Technologies, Inc. (“Lithium”). The Chief Financial Officer of Lithium is a member of the Company's Board of Directors. The Company purchased an annual subscription for Lithium's social media management solutions in the amount of $120,000.  In the same period, Lithium entered into a two year hosting agreement with the Company in the amount of $113,000. During the third quarter of 2013, the Company paid the entire annual fee of $120,000 for the social media management solution, of which $32,000 was expensed and $88,000 remains in prepaid and other current assets as of September 30, 2013. During the third quarter of 2013 the Company recognized $26,000 in revenue under the$113,000 annual hosting agreement. In addition, during the third quarter of 2013 the Company entered into an agreement with Lithium for services in the amount of $109,000, of which $62,000 was recognized during the quarter.

Webcom, a wholly-owned subsidiary of the Company, engages the services of a third-party vendor to perform product modeling and maintenance of certain equipment. The third-party vendor is owned by a relative of Webcom’s senior management. For the three and nine months ended September 30, 2013, the Company paid $40,000 and $114,000, respectively, to this vendor. For the three and nine months ended September 30, 2012, the Company paid $53,000 and $101,000, respectively, to this vendor.

13.       Subsequent Events

On October 24, 2013, the Company entered into an agreement with a holder of the Company's Convertible Notes whereby the Company agreed to issue 1,251,215 shares of its common stock in exchange for $9.7 million aggregate principal amount of Convertible Notes consistent with the original conversion terms of the Convertible Notes plus a negotiated market-based cash premium and $0.2 million in accrued interest expense and the cash was paid upon the closing of the deal on October 25, 2013.

On November 7, 2013, the Company entered into an agreement with a holder of the Company's Convertible Notes whereby the Company agreed to issue 518,638 shares of its common stock in exchange for $4.0 million aggregate principal amount of Convertible Notes consistent with the original conversion terms of the Convertible Notes plus a negotiated market-

based cash premium and $0.1 million in accrued interest expense and the cash was paid upon the closing of the deal on November 7, 2013.

On November 5, 2013, Callidus, Xactly and Xactly's President and Chief Executive Officer entered into a binding memorandum of understanding, pursuant to which the parties agreed to enter into a definitive settlement agreement, subject to court approval, that among other things, will include an agreement by Xactly to pay the Company $2.0 million, to be paid in four equal annual installments beginning in 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 and with the unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. This section of this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future plans, objectives, expectations, prospects, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” "may," “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature.  These forward-looking statements include, but are not limited to, statements concerning the following: levels of recurring revenues, levels of SaaS revenues, changes in and expectations with respect to revenues, revenue growth and gross profits, operating expense levels, the impact of quarterly fluctuations of revenue and operating results, staffing and expense levels, expected cash and investment balances, the impact of foreign exchange rates and interest rate fluctuations, projected future financial performance, our anticipated growth and trends in our businesses, our business strategy, and other characterizations of future events or circumstances.  As and when made, management believes that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Many of these risks and uncertainties are described in “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law.

Overview of the Results for the Three Months Ended September 30, 2013

Incorporated in Delaware in 1996, Callidus Software Inc. (NASDAQ:CALD), doing business as “CallidusCloud” (referred to herein as “CallidusCloud,” “Callidus,” “we” and “our”), is a leading provider of sales and marketing effectiveness cloud software. CallidusCloud enables organizations to drive performance and productivity across their business with our Hiring, Learning, Marketing and Selling Clouds. From back office to the field, from desktop to mobile, we ensure organizations have the right tools to simplify the entire sales process. We believe the combined power of our clouds, our people and our partners fuel growth, empower the work force and deliver real value. CallidusCloud drives performance and productivity for small, medium and large enterprises across multiple industries and geographies rely on CallidusCloud for quicker hiring, simpler learning, better marketing and smarter selling.

After the expansion of our offerings in recent years, we have a broad suite of solutions across the sales, marketing, hiring and learning product spectrum all focused primarily on improving the sales performance of our customers.

Recurring revenues consist of Software-as-a-Service (“SaaS”) revenues and recurring maintenance revenues. SaaS revenues are primarily made up of on-demand hosting revenues, sales operation services and term license revenues. SaaS billings grew 34% during the current quarter, and we added 135 net new customers. SaaS billings are defined as all monthly, quarterly, annual and multi-year billings pursuant to our on-demand subscription contracts. Services and other revenues are comprised of perpetual license sales and our software consulting services. Our software consulting services provide customers with a full range of sales effectiveness solution implementations, system upgrades, strategic consulting, migration assistance, reporting and integration consulting and solution architecture services.

Revenue Growth and Customer Expansion

While we offer our customers a range of purchasing and deployment options, from on-demand subscriptions to on-premise term or perpetual licenses, our business and revenue model is focused on recurring revenues. From time to time, we will invoice for overages to customers that have used payees, with respect to our incentive compensation solution, and/or storage capacity in excess of the agreed-upon contractual levels.  The actual overage revenue is recognized in SaaS revenue in the period of settlement.

We now have over 2,000 customers. Our recurring revenue customer retention rates over the past twelve months were over 90%. We believe our rapid customer growth and high retention rates are indicators of the quality of our products and the strength of our customer base.

SaaS and license revenue drove the growth in total revenues for the three months ended September 30, 2013. SaaS revenues grew to $17.1 million for the three months ended September 30, 2013, representing a $3.5 million or 26% increase over the same period in 2012. Overages were approximately 8% of SaaS revenue during the three months ended September 30, 2013, which resulted from our customers' expanding use and reliance on our cloud solutions.

We recognized an adjustment of $1.0 million in revenue in the three months ended September 30, 2013 as a result of a review of all outstanding deferred revenue projects, of which $0.2 million is included in SaaS revenues, and $0.8 million is included in services and other revenues. Based upon Management's review of qualitative and quantitative factors, Management believes the impact of the adjustment is not material to current or prior periods.

Recurring Gross Margin Improvement

Recurring revenue gross profits increased $3.3 million, or 31% during the three months ended September 30, 2013 compared to the same period in 2012, and increased $8.7 million or 29%, during the nine months ended September 30, 2013 compared to the same period in 2012. The recurring revenue gross margin percentage for the three months ended September 30, 2013 was 65%, compared to 60% in the same period in 2012, and was 64% for the nine months ended September 30, 2013, compared to 57% in the same period in 2012. These increases reflect successful execution of key components of our 2013 strategic initiatives of SaaS revenue growth and margin improvement.

Cash Improvement

Cash and short-term investments increased $6.9 million, or 25% to $34.1 million, from $27.2 million in the second quarter of 2013, primarily due to continued improvement in days sales outstanding ("DSO"), strong collections during the quarter, and cash proceeds received from exercises of stock options. Net cash provided by operations was $7.6 million during the nine months ended September 30, 2013.

Operating Expense Results

Operating expenses increased $2.0 million, or 12% to $19.0 million from $17.0 million in the third quarter of 2012. The increase in operating expenses was primarily due to higher headcount in our sales team, commissions from record bookings, higher bad debt expense, legal fees from protecting our IP, general corporate bonuses, severance and recruiting expenses. Total headcount at September 30, 2013 was 590, an increase of 95 or 19% from 495 at September 30, 2012.

Challenges and Risks

In response to market demand, our primary business focus is providing software as a service. We believe that our offerings address the needs of our customers, and at the same time, provide more predictable revenue streams. For customers that prefer to purchase software on a perpetual basis, we continue to offer such licenses, and in the three and nine months ended September 30, 2013, we generated $3.4 million and $5.6 million, respectively, in perpetual license revenues.  We expect perpetual license revenue to fluctuate from period to period based upon customer demand.

While we have a number of sales opportunities in process and in our sales pipeline, we continue to experience wide variances in the timing and size of our transactions. We believe one of our major challenges continues to be increasing the prioritization with prospective customers of purchasing and implementing our solutions over competing products. As part of our effort to address this challenge, we continue to expand our sales force presence, to promote our on-demand products and to develop new products and enhancements During 2011 and 2012, we completed eight acquisitions to expand our product offerings and customer base. We also invested in our infrastructure and are in the process of consolidating and upgrading existing data centers to better serve our customer base.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment, contingent consideration and income taxes have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates and we consider these to be our critical accounting policies. There were no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2013 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-11 ("ASU 2013-11"), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present unrecognized tax benefits as a reduction of a deferred tax asset, except in certain circumstances. ASU 2013-11 is effective for fiscal years and interim periods beginning after December 31, 2013, and early adoption is permitted. Based upon a preliminary review of the guidance, the Company does not anticipate adoption will have a significant impact on the Company’s condensed consolidated financial statements.

In February 2013, FASB issued Accounting Standards Update 2013-02 ("ASU 2013-02"), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to present either on the face of the statement where comprehensive income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The adoption of ASU 2013-02, which involves presentation and disclosures only, did not impact the Company’s condensed consolidated financial statements.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

Revenues, Cost of Revenues and Gross Profit

The following tables set forth the changes in revenues, cost of revenues and gross profit for the three and nine months ended September 30, 2013, compared to same periods in 2012 (in thousands, except for percentage data):

	Three Months Ended September 30, 2013	Percentage of Revenues	Three Months Ended September 30, 2012	Percentage of Revenues	Increase (Decrease)	Percentage Change
Revenues:
Recurring	$21,119	69%	$17,533	73%	$3,586	20%
Services and other	9,559	31%	6,392	27%	3,167	50%
Total revenues	$30,678	100%	$23,925	100%	$6,753	28%

Cost of revenues:
Recurring	$7,303	35%	$6,989	40%	$314	4%
Services and other	4,475	47%	5,078	79%	(603)	(12)%
Total cost of revenues	$11,778	38%	$12,067	50%	$(289)	(2)%

Gross profit:
Recurring	$13,816	65%	$10,544	60%	$3,272	31%
Services and other	5,084	53%	1,314	21%	3,770	287%
Total gross profit	$18,900	62%	$11,858	50%	$7,042	59%

	Nine Months Ended September 30, 2013	Percentage of Revenues	Nine Months Ended September 30, 2012	Percentage of Revenues	Increase (Decrease)	Percentage Change
Revenues:
Recurring	$60,359	73%	$52,446	75%	$7,913	15%
Services and other	21,791	27%	17,273	25%	4,518	26%
Total revenues	$82,150	100%	$69,719	100%	$12,431	18%

Cost of revenues:
Recurring	$21,687	36%	$22,434	43%	$(747)	(3)%
Services and other	14,436	66%	14,266	83%	170	1%
Total cost of revenues	$36,123	44%	$36,700	53%	$(577)	(2)%

Gross profit:
Recurring	$38,672	64%	$30,012	57%	$8,660	29%
Services and other	7,355	34%	3,007	17%	4,348	145%
Total gross profit	$46,027	56%	$33,019	47%	$13,008	39%

Total Revenues.  Total revenues for the three months ended September 30, 2013 were $30.7 million, an increase of 28% or $6.8 million compared to the same period in 2012. Total revenues for the nine months ended September 30, 2013 were $82.2 million, an increase of 18% or $12.4 million compared to the same period in 2012. The increases during both the three months and nine months ended September 30, 2013 were primarily due to higher recurring revenue generated by our SaaS business, driven by the expansion of our sales force and our continued focus on SaaS revenue growth. Increased perpetual license revenue also contributed to the increases in both periods, along with a benefit to revenue as a result of the review of all outstanding projects included in deferred revenue.

Recurring Revenues.  Recurring revenues, which consist of on-demand subscription revenues, term license revenues, and maintenance revenues, increased $3.6 million or 20% to $21.1 million in the three months ended September 30, 2013 compared to $17.5 million in the same period of 2012. Recurring revenues increased $7.9 million or 15% to $60.4 million in the nine months ended September 30, 2013 from $52.5 million in the previous year period. The increases during the three and nine months ended September 30, 2013 were attributable to revenue recognized from the sequential growth in SaaS bookings quarter over quarter.

Services and Other Revenues.  Services and other revenues, which consist of integration and configuration services, training and perpetual licenses, increased $3.2 million or 50% to $9.6 million in the third quarter of 2013 from $6.4 million in the third quarter of 2012. Services and other revenues increased $4.5 million or 26% to $21.8 million in the nine months ended September 30, 2013 from $17.3 million in the previous year period. The increases in both the three and nine months ended September 30, 2013 were primarily due to increases in license revenues and increases in service revenues as a direct result of SaaS revenue growth. In addition, services revenues benefited $0.8 million during the quarter ended September 30, 2013, as a result of the review of outstanding projects included in the deferred revenue review, as discussed above.

Cost of Revenues and Gross Profit

Cost of Recurring Revenues.  Cost of recurring revenues increased $0.3 million or 4% to $7.3 million in the three months ended September 30, 2013 from $7.0 million in the same period in 2012 primarily due to $0.2 million in data center consolidation costs. Costs of recurring revenues decreased $0.7 million or 3% to $21.7 million during the nine months ended September 30, 2013 from $22.4 million in the previous year period, primarily due to a $0.5 million decrease in contract specific amortization costs and $0.5 million in in-sourcing costs incurred in the 2012 period which did not recur in the current period, partially offset by the $0.2 million in data center consolidation-related costs.

Cost of Services and Other Revenues.  Cost of services and other revenues decreased $0.6 million or 12% to $4.5 million during the three months ended September 30, 2013 from $5.1 million in the same period in 2012, primarily due to a decrease of $0.5 million in costs for fixed fee projects and a decrease of $0.4 million in lower stock-based compensation expense, partially offset by $0.2 million in general corporate bonuses. Cost of services and other revenues were relatively flat at $14.4 million during the nine months ended September 30, 2013 compared to $14.3 million in the previous year period.

Gross Margin.  Overall gross margin percentage was 62% for the three months ended September 30, 2013, compared to 50% during the same period in 2012. Overall gross margin percentage was 56% for the nine months ended September 30, 2013, compared to 47% during the same period in 2012.

Our recurring revenue gross margin percentage increased to 65% for the three months ended September 30, 2013, compared to 60% in the same period in 2012. Recurring revenue gross margin percentage was 64% for the nine months ended September 30, 2013, compared to 57% in the previous year period. The improvement in our recurring revenue gross margin percentage is primarily due to increased SaaS revenue and the scaling of our on-demand infrastructure costs, which are largely fixed, over and increasing customer base.

Services and other revenue gross margin percentage was 53% for the three months ended September 30, 2013, compared to 21% in the same period of 2012. Services and other revenue gross margin percentage was 34% for the nine months ended September 30, 2013, compared to 17% in the previous year period. The increase in gross margin percentage for both the three and nine month periods was primarily due to higher perpetual license revenues and improvement in service margins due to higher billable utilization. In addition, services and other revenue gross margin benefited as a result of the review of outstanding projects included in deferred revenue, which also contributed to the revenue increase.

Operating Expense

The following tables outline the changes in operating expenses for the three and nine months ended September 30, 2013, compared to the same periods in 2012 (in thousands, except percentage data):

	Three Months Ended September 30, 2013	Percentage of Total Revenues	Three Months Ended September 30, 2012	Percentage of Total Revenues	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$8,981	29%	$8,322	35%	$659	8%
Research and development	4,146	14%	3,947	16%	199	5%
General and administrative	5,757	19%	4,785	20%	972	20%
Acquisition-related contingent consideration	—	—%	50	—%	(50)	(100)%
Restructuring expenses	141	—%	(53)	—%	194	(366)%
Total operating expenses	$19,025	62%	$17,051	71%	$1,974	12%

	Nine Months Ended September 30, 2013	Percentage of Total Revenues	Nine Months Ended September 30, 2012	Percentage of Total Revenues	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$24,516	30%	$23,544	34%	$972	4%
Research and development	12,984	16%	12,037	17%	947	8%
General and administrative	16,889	21%	14,639	21%	2,250	15%
Acquisition-related contingent consideration	—	—%	(1,787)	(3)%	1,787	(100)%
Restructuring expenses	1,699	2%	561	1%	1,138	203%
Total operating expenses	56,088	68%	48,994	70%	7,094	14%

Sales and Marketing.  Sales and marketing expenses increased $0.7 million or 8% in the three months ended September 30, 2013 compared to the same period in 2012. The increase was primarily driven by $1.1 million in increased commissions resulting from increased SaaS bookings and license revenues, partially offset by lower marketing event costs of $0.3 million and $0.2 million in lower stock-based compensation expense.

Sales and marketing expenses increased $1.0 million or 4% in the nine months ended September 30, 2013 compared to the prior year period. The increase was primarily due to $2.3 million in increased commissions resulting from increased SaaS bookings and license revenues, partially offset by decreases of $1.0 million in stock-based compensation expense and $0.3 million in personnel-related costs.

Research and Development.  Research and development expenses increased $0.2 million or 5% for the three months ended September 30, 2013 compared to the same period in 2012. The increase is driven primarily by an increase in personnel-related costs associated with enhanced product functionality.

Research and development expenses increased $0.9 million or 8% during the nine months ended September 30, 2013 compared to the prior year period, primarily due to a net increase of $0.4 million increase in product development costs, $0.3 million in personnel-related costs and $0.1 million in higher bonus expense.

General and Administrative.  General and administrative expenses increased $1.0 million or 20% during the three months ended September 30, 2013 compared to the same period in 2012. The increase was primarily due to $0.4 million in increased bad debt expense, $0.4 million in higher legal fees, $0.2 million in higher bonus expense, and $0.3 million in severance and recruiting fees, partially offset by a decrease of $0.3 million in professional consulting fees related to the NetSuite implementation in 2012.

General and administrative expenses increased $2.3 million or 15% during the nine months ended September 30, 2013 compared to the prior year period primarily due to $0.8 million in higher headcount-related costs, largely consisting of severance charges related to the departure of our former Chief Financial Officer, additional recruiting fees of $0.4 million, higher legal fees of $1.1 million, $0.6 million of additional bad debt expense, and $0.2 million in higher bonus expense , partially offset by $0.8 million of acquisition-related costs incurred in 2012 that did not recur in 2013.

Restructuring.  Restructuring expenses increased by $0.2 million during the three months ended September 30, 2013 as compared to the same period in 2012 due to actions to align resources with product strategy and improve efficiency. Restructuring expenses increased $1.1 million during the nine months ended September 30, 2013 compared to the prior year period, due to a $0.5 million one-time severance charge related to the departure of our former General Counsel, as well as $0.6 million due to activities to align our organization, integrate acquisitions and consolidate locations.

Stock-based Compensation

The following tables set forth a summary of our stock-based compensation expenses for the three and nine months ended September 30, 2013, compared to the same period in 2012 (in thousands, except percentage data):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenues	$234	$351	$(117)	(33)%
Cost of services revenues	218	573	(355)	(62)%
Sales and marketing	769	997	(228)	(23)%
Research and development	384	477	(93)	(19)%
General and administrative	939	1,024	(85)	(8)%
Total stock-based compensation	$2,544	$3,422	$(878)	(26)%

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenues	$612	$1,280	$(668)	(52)%
Cost of services revenues	860	1,623	(763)	(47)%
Sales and marketing	1,924	2,937	(1,013)	(34)%
Research and development	1,317	1,376	(59)	(4)%
General and administrative	3,632	3,701	(69)	(2)%
Total stock-based compensation	$8,345	$10,917	$(2,572)	(24)%

Total stock-based compensation expenses decreased $0.9 million or 26% during the three months ended September 30, 2013, and $2.6 million or 24% during the nine months ended September 30, 2013 compared to the same periods in 2012. The decreases in stock-based compensation during the three and nine months ended September 30, 2013 were primarily due to the timing of restricted stock unit grants, increased forfeitures due to restructuring activities, and less outstanding awards in accordance with management's plan to reduce the equity award burn rate.

During the three and nine months ended September 30, 2013, the Company granted performance-based restricted stock units with vesting contingent on successful attainment of pre-determined SaaS revenue growth, recurring revenue gross profit targets and days sales outstanding ("DSO") targets. The DSO targets apply only to performance-based restricted stock units granted to the Chief Financial Officer and Chief Executive Officer. In general, in 2013 and 2012 we granted performance-based awards rather than time-based awards and we do not anticipate an increase in stock-based compensation expense as a result of the 2012 and 2013 performance-based restricted stock grants.

Other Items

The following tables set forth changes in other items for the three and nine months ended September 30, 2013, compared to the same periods in 2012 (in thousands, except percentage data):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other income (expense), net	$29	$139	$(110)	(79)%
Interest expense	(860)	(860)	—	—%
	$(831)	$(721)	$(110)	15%

Provision (benefit) for income taxes	$457	444	13	n.m.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other income (expense), net	$(92)	$134	$(226)	n.m.
Interest expense	(2,578)	(2,594)	16	(1)%
	$(2,670)	$(2,460)	$(210)	9%

Provision (benefit) for income taxes	$1,700	213	1,487	698%

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net decreased by $0.1 million and $0.2 million during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decreases were primarily driven by lower gains on foreign exchange transactions in the current periods.

Interest Expense

Interest expense was consistent in the three months ended September 30, 2013 and decreased by $16,000 in the nine months ended September 30, 2013 compared to the same period in 2012. The decrease was primarily due to lower interest rates on capital lease obligations incurred in 2013, which resulted in lower interest expense.

Provision (Benefit) for Income Taxes

Provision for income tax for the three and nine months ended September 30, 2013 was $0.5 million and $1.7 million, respectively, compared to an income tax benefit of $0.4 million and $0.2 million for the same periods in 2012.  The tax provision for the three and nine months ended September 30, 2013 was primarily related to withholding taxes in foreign jurisdictions. The benefit from income taxes in the three and nine months ended September 30, 2012 was primarily due to the recognition of deferred tax liabilities related to acquired intangible assets.

Liquidity and Capital Resources

As of September 30, 2013, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $34.1 million and accounts receivable of $23.3 million, compared to $29.2 million and $22.6 million at December 31, 2012, respectively.

Cash provided by operating activities during the nine months ended September 30, 2013 improved significantly compared to cash used by operating activities during the previous year period, primarily due to lower net losses, a significant increase in deferred revenue and collections commensurate with increased billings, as well as continued improvement in DSO. In addition, overall cash benefited from cash received from exercises of stock options.

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$7,626	$(9,958)
Net cash provided by (used in) investing activities	1,468	(1,852)
Net cash (used in) provided by financing activities	(230)	1,066

Cash Flows During the Nine Months Ended September 30, 2013

Net cash provided by operating activities was $7.6 million in the nine month period ended September 30, 2013 compared to $10.0 million used in the previous period. Net loss of $14.4 million in the nine months ended September 30, 2013 was partially offset by non-cash items of $8.3 million in stock-based compensation and $6.9 million in depreciation and amortization expense. Changes in working capital provided $5.5 million in cash during the nine month period, primarily driven by $10.5 million in cash from increases in deferred revenue, partially offset by a decrease in accounts payable of $3.3 million.

Net cash provided by investing activities was $1.5 million during the nine months ended September 30, 2013, compared to $1.9 million used by investing activities in the previous period. The net cash provided by investing activities is primarily due to $3.8 million in net proceeds from maturities and sale of investments, partially offset by $2.3 million in purchases of capital assets.

Net cash used in financing activities was $0.2 million during the nine months ended September 30, 2013, compared to $1.1 million cash provided by financing activities in the previous period. The net cash used in financing activities was primarily due to $3.1 million of acquisition-related holdback and earn-out payments and $1.7 million of principal payments for capital leases, partially offset by $5.4 million in proceeds from exercises of stock options and issuance of stock under employee stock purchase plans.

Forward Looking Cash Commitments

Our future capital requirements depend on many factors, including the amount of revenues we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of new product introductions and enhancements to existing products, our ability to offer SaaS service on a consistently profitable basis, the continuing market acceptance of our products and future acquisitions or other capital expenditures we may make. However, based upon our current business plan and revenue projections, we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next twelve months, and we intend to continue to manage our cash in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future commitments, including debt service on the $59.2 million principal balance of our outstanding Convertible Notes, which is expected to be repaid no later than June 1, 2016. Cash commitments in the near term include $1.4 million in interest on our Convertible Notes, which is due semi-annually in June and December. In addition, in the first quarter of 2013, we entered into an agreement for application server software licenses and related maintenance payable over three years in the amount of $2.6 million and $4.3 million, respectively.

On October 24, 2013, the Company entered into an agreement with a holder of the Company's Convertible Notes whereby the Company agreed to issue 1,251,215 shares of its common stock in exchange for $9.7 million aggregate principal amount of Convertible Notes consistent with the original conversion terms of the Convertible Notes plus a negotiated market-based cash premium and $0.2 million in accrued interest expense and the cash was paid upon the closing of the deal on October 25, 2013.

On November 7, 2013, the Company entered into an agreement with a holder of the Company's Convertible Notes whereby the Company agreed to issue 518,638 shares of its common stock in exchange for $4.0 million aggregate principal amount of Convertible Notes consistent with the original conversion terms of the Convertible Notes plus a negotiated market-

based cash premium and $0.1 million in accrued interest expense and the cash was paid upon the closing of the deal on November 7, 2013. The remaining balance of outstanding Convertible Notes subsequent to the conversions is $45.5 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three and nine months ended September 30, 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete discussion on the market risks we encounter.

Item 4. Controls and Procedures

Evaluation of Disclosures Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) or 15d-15(e)) as of September 30, 2013, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures.

Changes in Internal Control Over Financial Reporting

In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 19, 2012, Versata Software, Inc. and Versata Development Group, Inc. (collectively, “Versata”) filed suit against Callidus in the United States District Court for the District of Delaware (“Delaware District Court”). The suit asserted that the Company infringes U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024. The Company believes that the claims are without merit and intends to vigorously defend against these claims. On May 30, 2013, we answered the complaint and filed a counterclaim against Versata in the United States District Court for the District of Delaware.  The Company's counterclaim asserted that Versata infringes U.S. Patent Nos. 6,269,355, 6,850,924 and 6,473,748. As of August 30, 2013, the Company filed petitions with the United States Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) for covered business method patent review of U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024. The Company also filed a motion with the Delaware District Court on August 30, 2013 to stay the litigation pending the completion of the patent review proceedings with the PTAB. The Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable, or to estimate the range of potential loss, if any.

On August 31, 2012, the Company filed suit against Xactly Corporation (“Xactly”) in the United States District Court for the Central District of California. The suit alleges that Xactly infringes U.S. Patents 8,046,387 and 7,774,378. On October 24, 2012, the Company amended its complaint to add Xactly's President and Chief Executive Officer as a defendant and to add claims for trademark infringement, false advertising, false and misleading advertising, trade libel, defamation, intentional interference with prospective economic advantage, intentional interference with contractual relations, breach of contract and unfair competition, in addition to patent infringement. On January 28, 2013, the Company further amended its complaint to allege that Xactly also infringes U.S. Patent 6,473,748 and dismiss its intentional interference with contractual relations claim. On March 14, 2013, the case was transferred to the United States District Court in the Northern District of California. On May 31, 2013, the Company and Xactly entered into a stipulated dismissal of the Company's trademark infringement claim whereby Xactly agreed that it will not use the Company's trademarks-in-suit in certain of Xactly's marketing and advertising activities going forward. The case is currently scheduled for trial in October 2014. On November 5, 2013, Callidus, Xactly and Xactly's President and Chief Executive Officer entered into a binding memorandum of understanding, pursuant to which the parties agreed to enter into a definitive settlement agreement, subject to court approval, that among other things, will include an agreement by Xactly to pay the Company $2.0 million, to be paid in four equal annual installments beginning in 2013.

 On December 14, 2012, TQP Development, LLC filed suit against Callidus in the United States District Court for the Eastern District of Texas Marshall Division. The suit asserts that Callidus infringes U.S. Patent No. 5,412,730. The Company believes that the claim is without merit and intends to vigorously defend against the claim. The case is currently scheduled for trial in August 2014. As of October 11, 2013, the Company filed a petition with the PTAB for covered business method patent review of U.S. Patent No. 5,412,730. The Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable, or to estimate the range of potential loss, if any.

We are, from time to time, a party to other various litigation and customer disputes incidental to the conduct of our business. At the present time, the Company believes that none of these matters are likely to have a material adverse effect on our future financial results.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.  You should carefully consider the factors discussed in the foregoing report, which are incorporated herein by reference. These risks are not the only risks facing us and could affect our business, financial condition and operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLIDUS SOFTWARE INC.

Date:	November 7, 2013	By:	/s/ BOB L. COREY
Bob L. Corey
Chief Financial Officer,
Senior Vice President, Finance and Operations
(duly authorized officer)

EXHIBIT INDEX
TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Exhibit Number	Description

10.1	2013 Sales Compensation Plan for Jimmy Duan

10.2	Employment Agreement with Bob L. Corey dated April 30, 2013

10.3	Separation Agreement and General Waiver and Release between Virginia Albert and Callidus Software Inc. dated April 30, 2013

10.4	Separation Agreement and General Waiver and Release between Ronald Fior and Callidus Software Inc. dated July 31, 2013

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (iv) Notes to Condensed Consolidated Financial Statements