Form 10-K
period 2013-12-31
CALLIDUS SOFTWARE INC
filed 2014-03-10
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant's common stock on June 28, 2013, as reported on the NASDAQ Global Market, was approximately $237.8 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of March 3, 2014, the Registrant had 45,912,783 shares of its common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive proxy statement for the Registrant's annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2013.

CALLIDUS SOFTWARE INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2013

©2014. Callidus Software Inc. All rights reserved. Callidus, Callidus Software, the Callidus Software logo, CallidusCloud, the CallidusCloud logo, TrueComp Manager, ActekSoft, ACom3, iCentera, Webcom, Litmos, the Litmos logo, LeadFormix, Rapid Intake, 6FigureJobs and LeadRocket are trademarks, service marks, or registered trademarks of Callidus Software Inc. and its affiliates in the United States and other countries. All other brand, service or product names are trademarks or registered trademarks of their respective companies or owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
            This Annual Report on Form 10-K, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "may," "will," and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature. These forward-looking statements include, but are not limited to, statements concerning the following: levels of revenue, changes in and expectations with respect to revenue, revenue growth and gross margins, future operating expense levels, future operating results, the impact of quarterly fluctuations of revenue and operating results, staffing and expense levels, expected cash and investment balances and the impact of foreign exchange rate fluctuations. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate. Callidus Software Inc. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, occurring after the date of this Annual Report on Form 10-K. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. For a detailed discussion of these risks and uncertainties, see the "Business" and "Risk Factors" sections in Items 1 and 1A, respectively, of this Annual Report on Form 10-K.
PART I
Item 1.    Business

Overview

Callidus Software Inc. (which we refer to as "CallidusCloud", "Callidus", "we", "our" and "Company") is the leading provider of sales and marketing effectiveness and management software. CallidusCloud® enables organizations to accelerate and maximize their Lead to Money process with a comprehensive suite of solutions that identify the promising leads, ensure proper territory and quota distribution, train sales forces, automate quote and proposal generation, and streamline sales compensation.

"Lead to Money" is a process designed to enable companies to respond to the changing role of sales and marketing in the redefined buying cycle. In the last decade, the ubiquity of social networks, mobile devices and e-commerce has transformed the traditional sales cycle into a buyer-lead journey. The core of our mission is to accelerate and maximize effectiveness along this Lead to Money process.

We provide a suite of Software-as-a-Service ("SaaS") solutions which generate revenue from cloud subscriptions, sales operation services and term licenses. Our SaaS customers typically purchase annual subscriptions, but occasionally will purchase multi-year subscriptions.

We were incorporated in Delaware in 1996. Our principal executive office is located in Pleasanton, California and our principal website address is www.calliduscloud.com.

Our Products and Solutions

Our solutions, aligned to the Lead to Money process, are organized into four main product suites that we identify as the Marketing Cloud, Hiring Cloud, Learning Cloud and Selling Cloud. Our core product offerings within each suite are detailed below.

Marketing Cloud

•
Marketing Automation empowers the sales team with lead intelligence and prospect information, provides analytics that identify the right business opportunities to pursue, and delivers sophisticated lead-scoring algorithms that enable teams to prioritize leads by jointly deciding the ideal lead score to be considered "sales-ready."

•
Sales and Channel Enablement aligns marketing and sales to provide playbooks, collaboration portals, content management and reporting. We believe the solution to be a centerpiece for any enablement strategy because it offers the sales team a centralized source of content and guidance on what to use at each stage of the sales cycle, while it concurrently provides the insight necessary to understand content usage and collect feedback from the field.

Hiring Cloud

•
Sales Selector delivers a unique combination of online video interviewing, assessment testing, and social benchmarking designed to enable sales managers to rapidly evaluate candidates based on selling technique, sales temperament, and proven performance.

•	6FigureJobs is an executive career community that offers online job search resources and content for job-seeking professionals.

Learning Cloud

•
Litmos Learning Management System ("LMS") enables companies to quickly deploy training content to their staff and channel partners over the cloud. Designed from the ground up for ease of development and use, the product reduces training costs and improves performance while it gives users the flexibility to consume training content at their convenience.

•
Rapid Intake® Content Authoring enables course developers to create courses once collaboratively and to publish the courses to both desktop browsers and mobile devices in one joint package. It expedites the production of mobile-friendly powerful training courses.

Selling Cloud

•
Territory and Quota Manager facilitates the ability of companies to evaluate territories and quota distribution to enable achievement of corporate goals. Territory and Quota unites all the necessary data to make the right decisions around buyers and whitespace coupled with analytics to accurately size and value territories.

•
Configure-Price-Quote ("CPQ") guides sales representatives through the quoting process, identifies opportunities for up-selling and cross-selling and ensures correct configuration for maximum deal size. CPQ eliminates errors and generates high-quality proposals in minutes, all from a mobile device that leads to shorter sales cycles.

•
WorkFlow automates business processes with workflow and promotes collaboration. Example flows include commission plan and payment approvals, hiring and onboarding flows, deal collaboration and partner deal registration.

•
Commissions streamlines the design and management of incentive compensation programs and commission payments. Commissions drives sales performance while it reduces errors in payouts, which leads to more selling time and more revenue from cross-sell and up-sell. It also includes modules for Management by Objectives ("MBOs"), channel and producer onboarding, reporting and basic workflows.

•
Incentive Compensation Management ("ICM") is designed specifically for the insurance industry and is built to deliver extreme automation in incentive plan configuration, payout and producer management. It is a highly configurable solution that supports rapid deployment, ease of use and reduced operational complexity.

•
Sales Performance Manager ("SPM") enables businesses to set targeted coaching plans tailored to the individual sales professional. SPM provides managers a complete view of performance that is based on key performance indicators (“KPIs”) from multiple data stores across the enterprise, as well as skills evaluations recorded in the field through mobile devices.

•
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

•
Thunderbridge Big Sales Data combines big data technology with innovative analytics and visualizations to enable real-time exploration of granular sales data. Access to big sales data, and the ability to analyze it, is believed to be revolutionary in sales and channel decision-making.

Services

CallidusCloud provides a full range of services to our customers, including professional services, business process outsourcing services, maintenance and technical support services, and education services.

Professional Services.    Callidus provides integration and configuration services to our customers. Professional services typically include the identification and sourcing of legacy data, configuration of application rules to create compensation and coaching plans, set up of pre-defined reports and custom reports, and the ability to interface our hosted application with other applications used by our customers. Configuration and other professional services related to our software can be performed by us, our customers or third-party implementation providers. We also provide services to our implementation partners to aid them in certain projects and training programs. In addition, we provide strategic and expert services to help our customers optimize incentive compensation business processes and management capability.

Business Process Outsourcing Services.    Callidus provides a suite of value-added business outsourcing solutions designed to drive specific customer outcomes. Each solution includes clearly defined engagement plans, rapid deployment methods, and a proven track record of delivering value to customers. Business Process Outsourcing Services include Sales Operations Management to manage day-to-day operations and maintain the sales effectiveness system; Sales Performance Management to design and deploy the right territory, quota, incentive plan, and coaching strategy to drive specific financial targets; Sales Performance Intelligence to analyze capacity, coverage, and incentive effectiveness; and Sales Performance Optimization to benchmark and tune the SPM system.

Maintenance and Technical Support Services.    Callidus has maintenance and technical support centers in the United States and India. We currently offer two levels of support, standard and premium, which are generally provided on an annual basis. Under both levels of support, we provide our customers with online access to our customer support database, telephone, web and e-mail support, and all product enhancements and new releases. We also offer online chat to customers as an alternative option. In the case of premium support, we provide customers with access to a support engineer 24 hours a day, 7 days a week. In addition, customers who subscribe to standard or premium support can access remote technical account managers to assist with management and resolution of support requests.

            Education Services.    Callidus offers a comprehensive set of performance-oriented, role-based training courses for our customers,

partners, and employees. Our education services include self-service web-based training, classroom training, virtual training with off-site instructors, on-site training, and customized training. Our professional certification is available to promote standards for SPM professionals who demonstrate the ability to implement our suite of products.

Operations, Technology and Development

            Most of our customers implement our solutions as an on-demand SaaS-based subscription, and some enter into our on-premise license arrangement. Our solutions can be configured with a selection of service levels and options to suit an organization's business objectives, requirements and resources. With our SaaS solutions, our customers rely on CallidusCloud SaaS operations services to provide the infrastructure operations and software application operations layers required for their sales effectiveness and sales performance management. In addition, our Business Process Outsourcing services provide plan and reporting administration services, such as compensation plan maintenance, coaching plan management, portal management, report design and maintenance, customer service, issue resolution, and production support. Customers that select these services do not need to hire or train a full team to run and manage the application.

            We have developed our on-demand infrastructure with the goal of maximizing the availability, performance, and security of our solutions through several hosting facilities. Our scalable hosting infrastructure and application architecture enable us to offer services to our global customers at mutually agreed service level arrangements. Our information security policies are modeled on the ISO 27002, SSAE16 and Safe Harbor.

            We organize our development staff along product lines, with a development operations group that provide centralized support for quality assurance and deployment. In 2013, 2012, and 2011, we recorded research and development expenses of $17.1 million, $16.6 million and $12.0 million, respectively. These expenses include stock-based compensation.

Customers

We ended 2013 with over 2,200 customers. Our customers are diverse in size and type across a wide variety of industries, with a focus on telecommunications, insurance, banking, and technology markets. In 2013, 2012 and 2011, none of our customers accounted for more than 10% of our revenue.

Sales and Marketing

            We sell and market our software primarily through a direct sales force and in conjunction with our external partners. In the United States, we have sales and service offices in Pleasanton, California (headquarters); Atlanta, Georgia; Birmingham, Alabama; Chicago, Illinois; Milwaukee, Wisconsin; New York, New York; Provo, Utah, and Scottsdale, Arizona. Outside the United States, we have sales and service offices in Australia, Canada, Hong Kong, India, Malaysia, Mexico, Serbia, Singapore, and the United Kingdom.

            Sales.    Our direct sales force, which consist of account executives, technical pre-sales engineers and field management, is responsible for the sale of our products to global enterprises across multiple industries, and is organized into geographic territories. Beginning in 2014, we have organized our direct sales force along a vertical industry focus.

            Marketing.    Our marketing activities include product and customer marketing functions as well as marketing communications. The function of our product marketing is to define new product requirements, manage product life cycles, and generate content for sales collateral and marketing programs. The function of our marketing communications is to focus on both primary demand generation efforts to increase awareness of sales effectiveness and secondary demand generation efforts to drive sales leads for our products and services. This is done through multiple channels, including advertising, webcasts, industry events, email marketing, web marketing, and telemarketing. In addition, our corporate website is optimized to drive prospects to our solutions and generate additional sales opportunities. Our marketing activities are optimized by our own Enablement and Marketing Automation solutions.

Alliances and Partnerships

            We actively promote and maintain strategic relationships with systems integrators, consulting organizations, independent software vendors, value-added resellers, and technology providers. These relationships provide both customer referrals and co-marketing opportunities, which have contributed to the expansion of our customer base. We have established alliances with partners such as Accenture, Canidium, Cognizant, Deloitte, and TCS to service nationally and internationally. We have also enhanced our relationship with technology partners such as Salesforce.com, NetSuite and Oracle that collaborate with us in re-selling our products and services.

Competition

            Our principal competition comes from Oracle Corporation, IBM and the internally-developed software solutions deployed at potential customers. We also compete with other software and consulting companies, which typically focus on specific industries or sectors, including:

•Hiring: HireVue and InterviewStream

•Marketing: Marketo, and Pardot

•	Selling: Apttus, BigMachines, Cameleon Software, Merced Systems, Synygy, SAVO, Sterling Commerce, Varicent Software and Xactly Corporation

•Learning: Adobe Systems, Saba, SAP-SuccessFactors, and SumTotal Systems.

            We believe that the principal competitive factors in our market are:

• industry-specific domain expertise;

• scalability and flexibility of solutions;

• quality of customer service;

•ability to offer a broad suite of products and services across the Lead to Money cycle;

• functionality of solutions; and

• total cost of ownership.

            We believe that we compete effectively with other established enterprise software companies due to our focus, established market leadership, domain expertise, comprehensive suite and roadmap of solutions beyond core commission management, and our highly scalable architecture. Furthermore, we believe we have developed the domain expertise necessary to meet the dynamic requirements of our customers' complex and growing sales performance and sales effectiveness programs.

We believe that our products offer a more cost-effective and more comprehensive alternative to internally developed solutions. Internally-developed solutions are generally expensive, inflexible, and difficult to maintain, particularly for companies with increasingly complex sales performance programs and sales channels, which increase total cost of ownership and limits the ability to implement programs that address targeted business objectives effectively.

            We believe our on-demand offering competes favorably in terms of speed of implementation, reliability, security, scalability, and portability. Our solutions further enhance our ability to provide comprehensive sales effectiveness solutions delivered from a single vendor. While our competitors offer viable market alternatives, we believe that we have developed superior breadth and depth of functionality demanded by specific vertical markets, while providing increased operational flexibility to support rapid deployment capability. Additionally, we have differentiated our products by adding features that are specific to each target market and that scale to growing business needs.

Intellectual Property

            Our success and ability to compete depends in part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We rely on a combination of patents, trademarks, copyrights, service marks, trade secrets, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and intellectual property.

            Our agreements with customers include restrictions intended to protect and defend our intellectual property rights. We also require our employees, contractors and many of those with whom we have business relationships to sign confidentiality agreements.

            Some of our products include licensed third-party software. While third-party software comprises important elements of our product offerings, such software is commercially available and we believe there are other commercially available substitutes that can be integrated with our products on reasonable terms. In certain cases, we believe that we could develop substitute technology to replace these products if these third-party licenses were no longer available on reasonable terms.

Employees

As of December 31, 2013, we had 612 employees. None of our employees are represented by a labor union.

Executive Officers

The following table sets forth information about our executive officers as of December 31, 2013:

Name	Age	Position	Executive Officer Since
Leslie J. Stretch	52	President; Chief Executive Officer	2005
Bob L. Corey	62	Senior Vice President, Chief Financial Officer	2013
Jimmy Duan	51	Senior Vice President, Chief Technology Officer	2008

Leslie J. Stretch has served as our President and CEO since December 2007 and has served as a director on our board of directors since July 2008. Previously, Mr. Stretch was our Senior Vice President, Global Sales, Marketing and On-Demand Business from July 2007 to November 2007, Senior Vice President, Worldwide Sales from April 2006 to July 2007, and Vice President, Worldwide Sales from November 2005 to April 2006. Prior to joining Callidus, Mr. Stretch served as interim CEO for The Hamsard Group, plc. in the United Kingdom from April 2005 to September 2005. Previously, Mr. Stretch served in a variety of roles at Sun Microsystems, most recently as Senior Vice President of Global Channel Sales from January 2005 to April 2005, UK Vice President and Managing Director from February 2003 to January 2005, and UK Sales Director from May 1996 to February 2003. Prior to joining Sun Microsystems, Mr. Stretch served in a variety of roles at Oracle Corporation, UK including Director of Retail and Commercial Business UK from June 1995 to June 1996, Branch Manager Western Canada from 1994 to 1995, and Branch Manager Scotland from 1989 to 1994. Mr. Stretch holds a B.A. in Economics and Economic History from the University of Strathclyde and a Postgraduate Diploma in Computer Systems Engineering from the University of Edinburgh.

Bob L. Corey has served as our Senior Vice President, Chief Financial Officer since May 2013. Prior to joining the Company, Mr. Corey served as the chief financial officer of FrontRange Solutions USA Inc., an enterprise software company, since May 2012. Prior to FrontRange, he served in various roles at Extreme Networks, Inc., an Ethernet solutions company from July 2009 to March 2011, ultimately as interim chief executive officer and executive vice president and chief financial officer. From May 2003 to January 2006, Mr. Corey held a variety of executive positions, including executive vice president and chief financial officer, at Thor Technologies, Inc., an enterprise software company. Mr. Corey currently serves as a member of the board of directors and as chairman of the audit committee for Apigee Corporation, a private software development tools and services company.

Jimmy Duan has served as our Senior Vice President, Chief Technology Officer since June 2013. Dr. Duan has served a variety of executive management roles at CallidusCloud, including senior vice presidents of commissions business and international sales. Previously, Dr. Duan served as vice president of client services at Xactly, where he was responsible for defining and setting up SaaS operations and managing customer success. Earlier in his career, Dr. Duan held professional services management positions at Quovera and Talus Solutions, and consulted with multi-national organizations in financial services, telecommunications, transportation, and high-tech manufacturing. Dr. Duan holds a Ph.D. in industrial and systems engineering from Virginia Tech.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other periodic reports are available free of charge on our website (www.calliduscloud.com) as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission.
Item 1A.    Risk Factors
Factors That Could Affect Future Results

We operate in a dynamic and rapidly changing environment that involves many risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The risks discussed in this Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.
RISKS RELATED TO OUR BUSINESS
We have a history of losses, and we cannot assure you that we will return to or maintain non-GAAP profitability.

We incurred net losses of $21.4 million in 2013, $27.7 million in 2012, and $15.8 million in 2011. To achieve profitability, we must further increase our total revenue, principally by growing our recurring revenue offerings by entering into more and/or larger transactions, maintaining or reducing the rate of existing customer cancellations, and ensuring that our cost structure is aligned with our recurring revenue model. If we cannot increase our recurring revenue and manage costs, our future results of operations and financial condition will be adversely affected and we may be unable to continue operating.

We continue to monitor and manage our costs in an effort to further optimize our performance for the long-term. However, there is no assurance that these steps will be adequate, and unforeseen expenses, difficulties or delays may prevent us from realizing our goals. We may need to incur restructuring expenses or implement other cost reduction efforts in the future and, even with these or any future actions, we cannot be sure that we will achieve or sustain profitability on a quarterly or annual basis in the future. In addition, we cannot be certain the steps we have taken to control our costs in the near term will not adversely affect our prospects for long-term revenue growth. If we cannot increase our total revenue, continue to improve our gross margins, and control our costs, our future operating results and financial condition will be negatively affected.

A majority of our revenue are derived from a single solution in 2013, and a decline in sales of that solution could adversely affect our operating results and financial condition.

We derive, and expect to continue to derive, majority of our product revenue from a single solution, and are particularly vulnerable to fluctuations in demand for that solution. If demand for that solution declines significantly and we can’t replace the revenue with revenue from our other offerings, our business and operating results will be adversely affected as our financial performance and business outlook depends on continued market acceptance of that solution. We cannot ensure that our current levels of market penetration and revenue will continue in the future. If market conditions or increased competition result in customer cancellations or reductions in our subscription service, or if we are unable to successfully introduce new solutions or keep pace with technological advancements, our revenue may decline.

Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, harming our results of operations, and because we recognize revenue from subscriptions over a period of time, downturns or upturns in revenue may not be immediately reflected in our operating results.

Because we generally recognize SaaS revenue and maintenance revenue from customers ratably over the terms of their subscription and maintenance support agreements, most of the revenue we report in each quarter result from the recognition of deferred revenue relating to agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions and maintenance in any one quarter will not necessarily be fully reflected in revenue for that quarter but will harm our revenue in future quarters. In addition, we may be unable to adjust our operating costs and capital expenditures to reflect the changes in revenue. Accordingly, the effect of significant downturns in sales of our SaaS offerings and increases in customer attrition may not be fully reflected in our results of operations until future periods. Our on-demand subscription model also makes it more difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. In addition, although our revenue is primarily focused on recurring revenue, we anticipate continuing to recognize perpetual license revenue, particularly with international customers. Perpetual license revenue is difficult to forecast and is likely to fluctuate, sometimes significantly, from quarter to quarter due to a number of factors, many of which are wholly or partially beyond our control. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as definitive indicators of future performance.

Other factors that may cause our quarterly revenue and operating results to fluctuate include:

•	the discretionary nature of customer spending levels and budget cycles as well as the priority our customers place on our products compared to other business investments;

•	varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenue;

•	competitive factors, including new product introductions, upgrades and discounted pricing or special payment terms offered by our competitors;

•	technical difficulties, errors or interruptions in our solutions which may result in customer dissatisfaction with our products and services;

•	pricing changes and general economic conditions, including the ongoing after-effects of the global economic crisis;

•	unpredictable and often lengthy sales cycles;

•	strategic actions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	consolidation among our customers, which may alter their buying patterns, or business failures that may reduce demand for our products and services;

•	increased operating expenses associated with expansion of our sales force or business, and increased product development efforts;

•	extraordinary expenses such as litigation or other payments related to settlement of disputes; and

•	cost, timing and management effort related to the introduction of new features to our solutions.

With respect to general economic conditions, our business may be adversely impacted by: (i) reduced bookings and revenue, as a result of longer sales cycles, reduced, deferred or cancelled customer purchases, and lower average selling prices; (ii) increased operating losses and reduced cash flows from operations; (iii) greater than anticipated uncollectible accounts receivable and increased allowances for doubtful accounts receivable; and (iv) impairment in the value of our financial and non-financial assets resulting in non-cash impairment charges. Any of these developments, or the combination thereof, may adversely affect our revenue, operating results and financial condition in future periods. Furthermore, we maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In such cases, we may be required to defer revenue recognition on sales to affected customers, any of which could adversely affect our operating results. In the future, we may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions which could negatively impact our financial results.

Interruption of our operations, infrastructure or systems upon which we rely could prevent us from delivering our products and services to our customers, which could significantly harm our business.

Our business is primarily conducted over the Internet and, therefore, it depends on our ability to protect our computer equipment and the information stored in our computer equipment, offices and hosting facilities against damage from natural disasters, power loss, telecommunications failures, unauthorized intrusion and other events. There can be no assurance that our disaster preparedness will prevent significant interruption of our operations. Interruptions in the services provided by these facilities may result in unexpected and possibly lengthy service interruptions. Any service interruptions, regardless of the cause, may result in material liability claims against us for breach of service-level commitments to our customers, customer terminations and damage to our reputation.

In addition, we engage third-party service providers for our hosting facilities and related infrastructure that is essential for our subscription services. Our service to customers could be interrupted in the event of a natural disaster, by a hosting provider decision to close a facility or terminate operations or by other unanticipated problems. Similarly, we use third-party telecommunications providers for Internet and other telecommunication services. We also rely heavily on our own and third-party financial, accounting, and other data processing systems. Any of these third-party providers may fail to perform their obligations adequately, and any of these third-party systems may fail to operate properly or become disabled for varying periods of time, causing business interruption or system damage, which could reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions, cause other liability to customers, or cause regulatory intervention or damage to our reputation.

Errors or interruptions in our solutions could be costly to correct and time consuming to repair, and adversely affect our reputation and impair our ability to sell our solutions.

Our solutions are complex and, accordingly, they may contain errors, or "bugs." Any errors or vulnerabilities could be extremely costly to correct, materially and adversely affect our reputation and impair our ability to sell our solutions. Moreover, customers relying on our solutions to calculate and pay incentive compensation may have a greater sensitivity to errors, security vulnerabilities and interruptions than in other applications. If we incur substantial costs to correct any errors or repair availability issues, our operating margins will be adversely affected. Because our customers depend on our solutions for their critical business functions, any interruptions could result in lost or delayed market acceptance and sales of our solutions, product liability suits against us, diversion of development resources and substantially greater service-level credits and warranty costs than anticipated or accrued. Further, our efforts to reduce costs by employing more subcontracting personnel to perform product development, technical support, professional services and application hosting tasks may make it more difficult for us to timely respond to errors or interruptions.

Companies and solutions added through acquisition may be temporarily served through alternate facilities. We do not control the operation of any of these facilities. Despite precautions taken at these facilities or by us, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. In addition, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service and damage our reputation.

If we are unable to maintain the profitability of our recurring revenue products and services, our operating results could be adversely affected.

We have invested, and expect to continue to invest, substantial resources to expand, market and refine our recurring revenue products and services offerings. If we are unable to continue increasing the volume of our on-demand business or improving gross margins, we may not be able to achieve or sustain profitability and our operating results and financial condition will be adversely affected. Factors that could harm our ability to improve our gross margins include:

•	significant attrition as customers decide not to renew for their own economic or other reasons;

•	our inability to maintain or increase the prices customers pay for our products and services based on competitive pricing pressures and limited customer demand;

•
increased cost of third-party services providers, including hosting facilities for our SaaS operations and professional services contractors performing implementation and technical support services as well as inefficiencies, delays and unacceptable quality from such vendors;

•	increased costs that relate to integration of acquired products or personnel;

•	increased cost to license and maintain third-party software embedded in our solution or the cost to create or substitute such third-

party software if it can no longer be licensed on commercially reasonable terms;

•	the inability to implement, or delays in implementing, technology-based efficiencies and efforts to streamline and consolidate processes to reduce operating costs; and

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

Our on-demand service allows customers to access our solutions and transmit confidential data, including personally identifiable individual data of their employees, agents and customers over the Internet. We also store data provided to us by our customers on servers in our hosting facilities. In addition, we may have access to confidential and private individual data as part of our professional services organization activities, including implementation, maintenance and support of our software for term and perpetual license customers.

Moreover, many of our customers are subject to heightened security obligations regarding the personally identifiable information of their downstream customers. In the United States, these heightened obligations particularly affect the financial services, healthcare and insurance sectors, which are subject to stringent controls over personal information under various state and federal laws and regulations. In addition, the European Union Directive on Data Protection as well as the laws and regulations of the Member States of the European Union implementing the directive create international obligations on the protection of personal data that typically exceed security requirements mandated in the United States. The security measures we have implemented and may need to implement, monitor and maintain in the future to satisfy the requirements of our customers may be substantial and involve significant time and effort, which are typically not chargeable to our customers.

In addition, these security measures may be breached due to third-party action, including intentional misconduct or malfeasance, employee error or otherwise, and result in unauthorized disclosure of or access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Third parties also may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data. Because we do not control our customers and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third-parties may also conduct attacks designed to temporarily deny customers access to our services.

If we do not adequately safeguard the information imported into our solutions or otherwise provided to us by our customers, or if third parties penetrate our systems or security and misappropriate our customers' confidential information, it may damage our reputation, result in a loss of confidence in the security of our service, negatively impact our future sales, disrupt our business, and we may be sued and incur substantial damages in connection with such events. Even if it is determined that our security measures were adequate, the damage to our reputation may cause customers and potential customers to reconsider the use of our products and services, which may have a material adverse effect on our results of operations.

Decreases in retention rates for customer on-demand subscription or on-premise maintenance arrangements could materially impact our future revenue or operating results.

Our customers have no obligation to renew our on-demand service or maintenance support transactions after the expiration of the subscription or maintenance period, which is typically 12 to 24 months, and some customers have elected not to renew. Our customers may renew for fewer payees or renew for shorter contract lengths. In addition, we offer a pay-as-you-go model, whereby customers can pay for our on-demand service on a monthly basis without a long-term commitment, which may unexpectedly increase the rate of customer non-renewals and thus negatively and unpredictably affect our recurring revenue during a particular reporting period. Our customer retention rates, including the retention of customers gained from the addition of acquired products, may decline and we cannot accurately predict renewal rates. If our customers' renewal rates decline or fluctuate as a result of a number of factors, including reduced budgets, insourcing decisions, or dissatisfaction with our service, our revenue will be adversely affected and our business will suffer.

If we do not compete effectively, our revenue may not grow and could decline.

We have experienced, and expect to continue to experience, intense competition from a number of software companies and internally-developed solutions as the market for sales effectiveness products is rapidly evolving. We believe one of our key challenges is to be able to demonstrate the benefit of our products and services to prospective customers such that they place purchases of our products and services at a higher priority relative to other projects. Our financial performance depends in large part on continued growth in the number of organizations adopting sales effectiveness and other related solutions to manage the performance of their sales organizations. The market for sales effectiveness solutions may not develop as we expect, or at all. Moreover, our competitors may be more successful than we are in capturing the market. In either case, our business and operating results will be adversely affected.

We compete principally with vendors of sales effectiveness software, Enterprise Incentive Management ("EIM") software, enterprise resource planning software and customer relationship management software. Our competitors may announce new products, services or enhancements that better meet the needs of prospects, customers and/or changing industry standards. Increased competition may cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

Many of our enterprise resource planning competitors and other potential competitors have longer operating histories with significantly greater financial, technical, marketing, service and other resources. Many also have a larger installed base of users, larger marketing budgets and relationships, established distribution agreements, and greater name recognition. Some of our competitors' products may also be more effective at performing particular sales effectiveness or EIM system functions or may be more customized for particular customer needs in a given market. Even if our competitors provide products with less sales performance management or EIM system functionality than our products, their products may incorporate other capabilities, such as recording and accounting for transactions, customer orders or inventory management data. A product that performs these functions, as well as some of the functions of our solutions, may be appealing to some customers because it would reduce the number of applications used to run their business.

Our products generally must be integrated with software provided by existing or potential competitors. These competitors could alter their products in ways that inhibit integration with ours, or they could deny or delay our access to advance software releases, which would restrict our ability to adapt our products for integration with their new releases and could result in the loss of both sales opportunities and renewals of on-demand services and maintenance.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Increased competition may cause price reductions, reduced gross margins and loss of market share.

Some potential customers have already made substantial investments in third-party or internally developed solutions designed to model, administer, analyze and report on pay-for-performance programs. These companies may be reluctant to abandon such investments in favor of our products and services. In addition, information technology departments of potential customers may resist purchasing our solutions for a variety of reasons, particularly the potential displacement of their historical role in creating and running software and concerns that packaged and hosted product offerings are not sufficiently customizable and/or pose data security concerns for their enterprises.

The use and adoption of our solutions may be limited by privacy concerns and laws, including cross-border data transfers and other domestic or foreign regulations which could have an adverse effect on our future revenue or operating results.

We expect federal, state and foreign governments to continue to increase regulation of Internet commerce, including data privacy. The laws and regulations that relate to the solicitation, collection, processing, use, and disclosure of personal information, as well as those that apply to cross-border transfers of personal information, could affect demand for our solutions. For example, our customers can use our service to store compensation and other personal or identifying information about their sales personnel.

The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our customers’ businesses may limit the use and adoption of our service and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. As a result, certain industries may not adopt our services based on perceived privacy concerns, regardless of the validity of such concerns.

The transfer of our on demand infrastructure may result in interruptions to service or other difficulties which may negatively impact our customers.

We deliver our solutions by using an integrated architecture environment, which has previously been provided through third-party facilities. We are in the process of transitioning to a new third-party facility with full redundancy capabilities in Sacramento, California to support our SaaS solutions. We intend to establish a second, fully redundant hosting facility in Virginia in 2014. Our systems, procedures or controls might not be adequate to support this functionality. Further, these functions are complex and disruptions to the environment could occur during the transfer of customers to the new data center, which may result in increased exposure to remediation efforts and liability claims against us for breach of service-level commitments, customer terminations and damage to our reputation and future business prospects.

Acquisitions and investments present many risks. We may not realize the anticipated financial and strategic benefits of such transactions, and may not be able to successfully integrate and manage the acquired businesses. In addition, we may not be able to manage our operations with the acquired businesses efficiently or profitably.

As part of our business strategy, we evaluate opportunities to expand and enhance our product and services offerings to meet our customers' needs, increase our market opportunities and grow revenue, both through internal development efforts and external acquisitions and partnerships. We have completed a number of acquisitions since 2010, and we may continue to acquire or make investments in other companies, products, services and technologies in the future. Acquisitions and investments may cause disruptions in or add complexity to our operations and involve a number of risks, including the following:

•
the benefits that we anticipated from an acquisition, such as an increase in revenue, may not materialize if, for example, a larger number of customers than expected choose not to renew or if we are not able to cross-sell the acquired company's products and services to our existing customer base;

•
we may have difficulty integrating and managing the acquired technologies or products with our existing product lines, and in maintaining uniform standards, controls, procedures and policies across locations;

•	we may experience challenges in, and have difficulty penetrating, new markets where we have little or no prior experience and where competitors have stronger market positions;

•
we may have difficulty integrating the financial systems and personnel of the acquired business and in retaining the key employees, and to the extent we issue shares of stock or other rights to purchase stock, including options, to such individuals, existing stockholders may be diluted;

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

•
we may fail to uncover or realize the significance of, or otherwise become exposed to, certain liabilities and other issues assumed from an acquired business, such as claims from terminated employees or third-parties and unfavorable revenue recognition or other accounting practices;

•	we may experience customer confusion as a result of product overlap, particularly when we offer, price and support various product lines differently and/or on varying contractual terms;

•
our use of cash consideration for one or more significant acquisitions may require us to use a substantial portion of our available cash or incur substantial debt, and if we incur substantial debt, it could result in material limitations on the conduct of our business.

These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows. Furthermore, during periods of operational expansion, we often need to expand the size of our staff, grow and manage our related operations and third-party partnerships, and potentially amplify our financial and accounting controls to ensure they remain effective. Such changes may increase our expenses, and there is no assurance that our infrastructure will be sufficiently scalable to efficiently manage any growth that we may experience. If we are unable to leverage our operating cost investments as a percentage of revenue, our ability to generate or increase profits will be adversely impacted. In addition, from time to time, we may enter into negotiations for acquisitions investments that are not ultimately consummated, which could result in significant diversion of management time, as well as out-of-pocket expenses.

Some of our products rely on third-party software licenses to operate, and the loss or inability to maintain these licenses and/or errors, discontinuations, or updates in or to such software, could result in increased costs, delayed sales, or customer claims against, or termination of, our existing agreements.

We license technology from several software providers for our reporting, analytics, and integration applications, and we anticipate that we may continue to license some of these technologies from these or other providers in connection with future products. We also rely on generally available third-party software to run our applications. Any of these software applications may not continue to be available on commercially reasonable terms, if at all, or new versions may be released that are incompatible with our offerings. Some of the products could be difficult to replace, and developing or integrating new software with our products could require months or years of design and engineering work. The loss or modification of any of these technologies could result in delays in providing our products until equivalent technology is developed or, if available, is identified, licensed and integrated. Acquisitions of third-party technologies by other companies, including our competitors, may have a material adverse impact on us if the acquirer seeks to cancel or change the terms of our license.

In addition, we depend upon the successful operation of certain third-party products in conjunction with our products or services. As a result, undetected errors in these products could prevent the implementation or impair the functionality of our products, delay new product introductions, limit the availability of our products via our on-demand service, and/or injure our reputation. Our use of additional or alternative third-party products could result in new or higher royalty payments if we are required to enter into license agreements for such products.

Our success depends upon our ability to develop new products and services and enhance our existing products and services rapidly and cost-effectively. Failure to successfully introduce new or enhanced products and services may adversely affect our operating results.

SaaS sales effectiveness solutions and cloud computing markets are generally characterized by:

•	rapid technological advances;

•	changing customer needs; and

•	frequent new product introductions and enhancements.

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, achieve market acceptance and effectively respond to competition, we must quickly identify emerging trends and requirements, accurately define and design enhancements and improvements for existing products and services, and introduce new products and services that satisfy our customers’ changing demands. Accelerated introductions for products and services require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products or services we develop may not be introduced in a timely manner or be available in a distribution model acceptable to our target markets, and may therefore not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to quickly and successfully develop or acquire and distribute new products and services cost-effectively, or enhance existing products and services, or if we fail to position and price our products and services to meet market demand, our business and operating results will be adversely affected.

Our offshore product development, support and professional services may prove difficult to manage or of inadequate quality to allow us to realize our cost reduction goals and produce new products and services and provide professional services to drive growth.

Our use of offshore resources to perform new product and services development, and provide support and professional consulting efforts has required, and will continue to require, detailed technical and logistical coordination. We must ensure that international resources are aware of and understand development specifications and customer support, as well as implementation and configuration requirements and that they can meet applicable timelines or, if they are not met, that any delays are not significant.

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

Our success depends to a significant extent on the abilities and effectiveness of our personnel, and, in particular, our chief executive officer and other executive officers. All of our existing personnel, including our executive officers, are employed on an "at-will" basis. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, or if we do not have an effective succession or development plan in place for such individuals, our ability to successfully implement our business plan could be impaired. Likewise, if a number of employees from specific departments were to depart, our short-term ability to maintain business may be adversely affected. Additionally, if we are unable to quickly hire qualified replacements for our executives, other key positions or employees within specific departments, our ability to execute our business plan could be harmed. Even if we can quickly hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

If we are unable to hire and retain qualified employees and contractors, including sales, professional services, and engineering personnel, our growth may be impaired.

To scale our business successfully, increase productivity, maintain a high level of quality and meet the needs of our customers, we need to recruit, retain and motivate highly skilled employees and subcontractors in all areas of our business, including sales, professional services and engineering. In particular, if we are unable to hire or subcontract for and retain talented personnel with the skills, and in the locations, we require, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain labor needs. Furthermore, we intend to continue increasing our sales force and, if we are not successful in attracting and retaining qualified personnel, or if new sales personnel are unable to achieve desired productivity levels within a reasonable time period, we may not be able to increase our revenue and realize the anticipated benefits of these investments.

As our customer base increases and as we continue to evaluate and modify our organizational structure to increase efficiency, we are likely to experience staffing constraints in connection with the deployment of trained and experienced professional services and support resources capable of implementing, configuring, maintaining and supporting our products and related services. Moreover, as a company focused on the development of complex products and the provision of online services, we are often in need of additional software developers and engineers. We have relied on our ability to grant equity compensation as one mechanism for recruiting, retaining and motivating such highly skilled personnel. Our ability to provide equity compensation depends, in part, upon receiving stockholder approval for new equity compensation plans. If we are not able to secure such approval from our stockholders, our ability to recruit, retain and motivate our personnel may be adversely impacted, which would negatively impact our operating results.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may be negatively affected.

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Effective planning and management processes are necessary to meet these requirements, and we expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures, and controls to manage our business effectively in the future. We are also required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock could be negatively affected, and we could become subject to investigations by The Nasdaq Stock Market LLC, the Securities and Exchange Commission or other regulatory authorities, which could require additional financial and management resources.

If we fail to adequately protect our proprietary rights and intellectual property, we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights.

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

From time to time, we receive claims that our products, services offerings or business infringe or misappropriate the intellectual property rights of third parties, including the ongoing suit brought against us by Versata Software, Inc. and Versata Development Group, Inc. and our competitors or other third parties may challenge the validity or scope of our intellectual property rights. In addition, we have in the past and may continue in the future to assert claims of infringement against third parties on such bases, including the case we brought and ultimately settled in 2013 that involved Xactly Corporation and its President and Chief Executive Officer. For more information, see "Item 3. Legal Proceedings". We believe that claims of infringement are likely to increase as the functionality of our products and services expand and we introduce new products and services. Claims may also be made relating to technology that we acquire or license from third parties. Any infringement claim, whether offensive or defensive, could:

•	require costly litigation to resolve;

•	absorb significant management time;

•	cause us to enter into unfavorable royalty or license agreements;

•	require us to discontinue the sale of all or a portion of our products or services;

•	require us to indemnify our customers and/or third-party service providers; and/or

•	require us to expend additional development resources to redesign our products or services.

Inclusion of open source software in our products may expose us to liability or require release of our source code.

We currently use a limited amount of open source software in our products and may use more in the future. We could be subject to suits by parties claiming ownership of what we believe to be open source software that has been incorporated into our products. In addition, some open source software is provided under licenses that require that proprietary software, when combined in specific ways with open source software, become subject to the open source license and thus freely available. While we take steps to minimize the risk that our products, when incorporating open source software, would become subject to open source licenses, few courts have interpreted open source licenses. As a result, the enforcement of these licenses is unclear. If our products were to become subject to open source licenses, our ability to commercialize our products and services and consequently, our operating results would be materially and adversely affected.

Sales to customers in international markets pose risks and challenges for which we may not achieve the expected results.

We continue to invest substantial time and resources to grow our international operations. If we fail to do so successfully, our business and operating results could be seriously harmed. Such expansion may require substantial financial resources and a significant amount of attention from our management. International operations involve a variety of risks, particularly:

•	greater difficulty in supporting and localizing our products and services;

•	compliance with numerous regulatory requirements, taxes, trade laws and tariffs that may conflict and/or change unexpectedly, including labor, tax, privacy and data protection;

•	use of international resellers and compliance with anti-bribery and anti-corruption laws including the U.S. Foreign Corrupt Practices Act;

•	greater difficulty in establishing, staffing and managing foreign operations;

•	greater difficulty in maintaining acceptable standards of quality in support, product development and professional services by our international third-party service providers;

•	differing abilities to protect our intellectual property rights;

•	possible political and economic instability; and

•	fluctuating exchange rates.

Our services revenue produce substantially lower gross margins than our recurring and license revenue, and periodic variations in the proportional relationship between services revenue and higher margin recurring and license revenue have harmed, and may continue to harm, our overall gross margins.

Our services revenue, which include fees for consulting, implementation and training, represented 20% of our revenue in 2013. Our services revenue have substantially lower gross margins than our recurring and license revenue.

Historically, services revenue as a percentage of total revenue have varied significantly from period to period due to a number of circumstances including fluctuations in licensing and, to a lesser extent, recurring revenue, changes in the average selling prices for our products and services, and the effectiveness and appeal of competitive service providers. More recently, the extent of the fluctuations has diminished, primarily due to decreased need for consulting services in light of fewer perpetual license transactions. However, while the fluctuation in the percentage of services revenue as compared to total revenue has moderated on a quarterly basis, we continue to expect wider variability in services revenue itself from quarter-to-quarter, principally as the number of new recurring revenue customer transactions varies from quarter to quarter.

In addition, the volume and profitability of services can depend in large part upon:

•	competitive pricing pressure for professional services;

•	increases or decreases in the number of services projects being performed on a fixed bid or acceptance basis that may defer recognition of revenue;

•	the priority and resources customers place on implementation projects;

•	the timing of milestone acceptance contracts;

•	the timing and amount of any remediation services related to professional services warranty claims;

•	the complexity of the customers' information technology environments; and

•	the extent to which outside consulting organizations provide services directly to customers.

Deployment of certain products and services may require substantial technical implementation and support by us or third-party service providers. We may lose sales opportunities and our business may be harmed if we do not successfully meet these requirements and/or develop and maintain strategic relationships to implement and sell our products and services, which may cause a decline or delay in revenue recognition and an increase in our expenses.

Certain products and services we deploy may require a substantial degree of technical and logistical expertise. Moreover, some of our customers require large, enterprise-wide deployments. It may be difficult for us to manage these deployments, including the timely allocation of personnel and resources by us and our customers. Failure to successfully manage the process could harm our reputation both generally and with specific customers and may cause us to lose existing customers, face potential customer disputes or reduce the number of new customers that purchase our products, each of which could adversely affect our revenue and increase our technical support and litigation costs. If actual remediation services exceed our accrued estimates, we could be required to take additional charges, which could be material.

We have relationships with third-party partners, systems integrators and software vendors. These third parties may provide customer referrals, cooperate with us in the design, sales and/or marketing of our products and services, provide valuable insights into market demands, and provide our customers with systems implementation services or overall program management. However, in some cases we may not have formal agreements governing our ongoing relationship with certain of these third-party providers and the agreements we do have generally do not include specific obligations with respect to generating sales opportunities or cooperating on future business.

We also, from time to time, consider strategic relationships that are new or unusual for us and which can pose additional risks. For example, while reseller arrangements offer the advantage of leveraging larger sales organizations than our own to sell our products, they also require considerable time and effort on our part to train and support the reseller's personnel, and require the reseller to properly motivate and incentivize its sales force. Also, if we enter into an exclusive reseller arrangement, the exclusivity may prevent us from pursuing the applicable market ourselves; if the reseller is not successful in the particular location, our results of operations may be adversely affected.

Should any of these third-parties go out of business, perform unsatisfactory services or choose not to work with us, we may be forced to develop new capabilities internally, which may cause significant delays and expense, thereby adversely affecting our operating results. These third-party providers may offer products of other companies, including products and services that compete with ours. If we do not successfully or efficiently establish, maintain and expand our industry relationships with influential market participants, we could lose sales and service opportunities, which would adversely affect our results of operations.

If we change prices, alter our payment terms or modify our products or services in order to compete successfully, our margins and operating results may be adversely affected.

The intensely competitive market in which we do business may require us to change our prices and/or modify our pricing strategies in ways that may adversely affect our operating results. If our competitors offer deep discounts on competitive products or services, we may need to lower prices or offer other terms more favorable to existing and prospective customers in order to compete successfully. Alternatively, if we choose to raise prices based upon our own evaluation of the value of our products, such increases may not be well received by customers, which may impact our sales volumes. Some of our competitors may bundle their products with their other products and services for promotional purposes or as a long-term pricing strategy, or provide guarantees of prices and product implementations. These practices could, over time, limit the prices that we can charge for our products or services or cause us to modify our existing market strategies accordingly. If we cannot offset price reductions and other terms more favorable to our customers with a corresponding increase in sales or decrease in spending, then the reduced revenue resulting from lower prices would adversely affect our margins and operating results.

Our products have unpredictable sales cycles, making it difficult to plan our expenses and forecast our results.

It is difficult to determine how long the sales cycles for our solutions will be, thereby making it difficult to predict the quarter in which a particular sale will close and to plan expenditures accordingly. Moreover, to the extent that sales are completed in the final two weeks of a quarter, the impact of recurring revenue transactions is typically not reflected in our financial statements until subsequent quarters. In addition, the period between our initial contact with a potential customer and ultimate sale of our products and services is relatively long due to several factors, which may include:

•	the complex nature of some of our products;

•	the need to educate potential customers about the uses and benefits of our products and services;

•	budget cycles of our potential customers that affect the timing of purchases;

•	customer requirements for competitive evaluation and often lengthy internal approval processes (particularly of large organizations) before purchasing our products and services; and

•	potential delays of purchases due to announcements or planned introductions of new products and services by us or our competitors.

The failure to complete sales of our on-demand solutions in a particular quarter will impact revenue in subsequent quarters as revenue from our on-demand services are recognized ratably over the term of the applicable agreement.

Our latest product features and functionality may require existing on-premise customers to migrate to our on-demand solution. Moreover, we may choose or be compelled to discontinue maintenance support for older versions of our software products, forcing our on-premise customers to upgrade their software in order to continue receiving maintenance support. If existing on-premise customers fail to migrate or delay migration to our on-demand solution, our revenue may be harmed.

We continue to promote our on-demand product offerings to existing customers who currently have on-premise perpetual and term licenses. Customers with on-premise licenses may need to migrate to our on-demand solutions to take full advantage of the features and functionality in those products and services. We also expect to periodically terminate maintenance support on older versions of our on-premise products for various reasons including, without limitation, termination of support by third-party software vendors whose products complement ours or upon which we are dependent. Regardless of the reason, a migration is likely to involve additional cost, which our customers may delay or decline to incur. If a sufficient number of customers do not migrate to our on-demand product offerings, our continued maintenance support opportunities and our ability to sell additional products to these customers, and as a result, our revenue and operating income, may be harmed.

We have indebtedness in the form of convertible senior notes.

                 In 2011 we issued $80.5 million in aggregate principal amount convertible senior notes ("Convertible Notes") pursuant to an indenture between us and Wells Fargo Bank, N.A., as trustee. We repurchased $21.3 million aggregate principal amount of the Convertible Notes during 2011, and $45.0 million aggregate principal amount of the Convertible Notes was exchanged for 5.8 million shares of our common stock in 2013. We may be required to repurchase the remaining outstanding balance of $14.2 million at maturity in 2016, or earlier upon the occurrence of certain fundamental changes, as defined in the indenture. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control.  This indebtedness could, among other things:

•	make it difficult for us to pay other obligations;

•
make it difficult for us to obtain favorable terms for any necessary future financing and place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources;

•	require us to dedicate a portion of our cash flow from operations to service the indebtedness;

•	limit our flexibility in planning for and reacting to changes in our business;

•	limit our ability to sell ourselves or engage in other strategic transactions.

The conversion of outstanding Convertible Notes will dilute the ownership interest of existing holders of common stock, and the holders of such Convertible Notes may covert at any time. Any public market sales of shares of common stock issued upon conversion of the Convertible Notes could adversely affect the trading price of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of those notes could be used to satisfy short positions, or anticipated conversion of such notes into shares of our common stock could depress the price of our common stock. Any sales in the public market of shares of common stock issued upon conversion of such notes could adversely affect trading price of our common stock and the value of the notes.

RISKS RELATED TO OUR STOCK

Our stock price is likely to remain volatile.

The trading price of our common stock has in the past, and may in the future, be subject to wide fluctuations in response to a number of factors, including those described in this section. We receive limited attention by securities analysts and we frequently experience an imbalance between supply and demand in the public trading market for our common stock due to limited trading volumes. Investors should consider an investment in our common stock as risky and should purchase our common stock only if they can withstand significant losses. Other factors that affect the volatility of our stock include:

•	our operating performance and the performance of other similar companies;

•	significant sales or distributions by existing investors coupled with a lack of trading volume for our stock;

•	announcements by us or our competitors of significant contracts, results of operations, projections, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	changes in our management team;

•	failure to meet published operating estimates or expectations of securities analysts and investors;

•	publication of research reports, particularly those that are inaccurate or unfavorable, about us or our industry by securities analysts; and

•	developments with respect to intellectual property rights.

Additionally, some companies with volatile market prices for their securities have been the subject of securities class action lawsuits. Any such suit could have a material adverse effect on our business, results of operations, financial condition and the price of our common stock.

Future sales of substantial amounts of our common stock, including securities convertible into or exchangeable for shares of our common stock, by us or our existing stockholders could cause our stock price to fall.

We are not restricted from issuing additional shares of our common stock, including securities convertible into or exchangeable for, or that represent the right to receive, shares of our common stock, such as shares underlying our existing Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a conversion rate, subject to adjustment upon certain events, of 129.6596 shares of common stock per $1,000 principal (equivalent to a conversion price of approximately $7.71 per share of our common stock).

The issuance of additional shares of our common stock upon conversion of the Convertible Notes or other issuances of shares of our common stock or convertible securities, including outstanding options, restricted stock units and warrants, will dilute the ownership interest of our shareholders and could adversely affect the market price of our common stock. We cannot predict the effect that future sales of shares of our common stock or other equity-related securities would have on the market price of our common stock.

In addition, sales by existing stockholders of a large number of shares of our common stock in the public trading market (or in private transactions), including sales by our executive officers, directors or institutional investors, or the perception that such additional sales could occur, could cause the market price of our common stock to drop.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Provisions in our charter documents, Delaware law and the indenture may delay or prevent an acquisition of our company.

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We lease our headquarters in Pleasanton, California which consists of approximately 44,000 square feet of office space. We also lease facilities in Alabama, Arizona, Georgia, Illinois, Minnesota, New York, Texas, Utah, Wisconsin, Australia, Hong Kong, India, Malaysia, Mexico, Serbia, Singapore and United Kingdom. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. Refer to Note 9 to our consolidated financial statements for information regarding our lease obligations.

Item 3.    Legal Proceedings
Callidus Software, Inc. v. Xactly Corporation - Settled

On August 31, 2012, the Company filed suit against Xactly Corporation (“Xactly”) in the United States District Court for the Central District of California. The suit alleged that Xactly infringed U.S. Patents 8,046,387 and 7,774,378. On October 24, 2012, the Company amended its complaint to add Xactly's President and Chief Executive Officer as a defendant and to add claims for trademark infringement, false advertising, false and misleading advertising, trade libel, defamation, intentional interference with prospective economic advantage, intentional interference with contractual relations, breach of contract and unfair competition, in addition to patent infringement. On January 28, 2013, the Company further amended its complaint to allege that Xactly also infringed U.S. Patent 6,473,748 and dismissed its intentional interference with contractual relations claim. On March 14, 2013, the case was transferred to the United States District Court in the Northern District of California. On May 31, 2013, the Company and Xactly entered into a stipulated dismissal of the Company's trademark infringement claim whereby Xactly agreed that it would not use the Company's trademarks-in-suit in certain of Xactly's marketing and advertising activities going forward. On November 25, 2013, Callidus, Xactly and Xactly's President and Chief Executive Officer entered into a Settlement, Release, and License Agreement that, among other things, included an agreement by Xactly to pay the Company $2.0 million in four equal annual installments of $0.5 million beginning in 2013.

TQP Development, LLC v. Callidus Software, Inc. - Settled

On December 14, 2012, TQP Development, LLC (“TQP”) filed suit against Callidus in the United States District Court for the Eastern District of Texas Marshall Division (“Texas District Court”). The suit asserted that Callidus infringed U.S. Patent No. 5,412,730. The Company filed a petition with the PTAB on October 11, 2013 for covered business method patent review of U.S. Patent No. 5,412,730. On December 2, 2013, the Company entered into a Settlement Agreement with TQP for no monetary consideration. Pursuant to the Settlement Agreement, 1) TQP dismissed, with prejudice, its outstanding suit against the Company in the Texas District Court on December 4, 2013, and 2) the PTAB accepted the parties’ joint motion to terminate the covered business method patent review proceeding on December 11, 2013.
Versata Software, Inc. and Versata Development Group, Inc. v. Callidus Software, Inc. - Ongoing
On July 19, 2012, Versata Software, Inc. and Versata Development Group, Inc. (collectively, “Versata”) filed suit against Callidus in the United States District Court for the District of Delaware (“Delaware District Court”). The suit asserted that the Company infringes U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024. The Company believes that the claims are without merit and intends to vigorously defend against these claims. On May 30, 2013, the Company answered the complaint and filed a counterclaim against Versata in the Delaware District Court. The Company's counterclaim asserted that Versata infringes U.S. Patent Nos. 6,269,355, 6,850,924 and 6,473,748. On August 30, 2013, the Company filed petitions with the United States Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) for covered business method patent review of U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024, which Versata filed responses to on December 12, 2013. The Company also filed a motion with the Delaware District Court on August 30, 2013 to stay the litigation pending completion of the patent review proceedings with the PTAB. On January 8, 2014, the Company was granted leave by the Delaware District Court to add Versata Inc. as a counterclaim defendant. On March 4, 2014, the PTAB instituted covered business method patent review of each of Versata’s patents, namely, U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024, finding that it is more likely than not that the Company will prevail in establishing that the challenged claims are not patentable. At this stage in the case, the Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable, or to estimate the range of potential loss, if any.
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

	Fiscal year ended December 31, 2013				Fiscal year ended December 31, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$13.73	$9.27	$6.59	$4.95	$4.88	$4.96	$8.02	$8.20
Low	$8.60	$6.39	$4.18	$4.13	$3.61	$3.90	$4.70	$6.26
As of March 3, 2014, there were 45,912,783 shares of our common stock outstanding and held by 23 stockholders of record.

We have never declared or paid cash dividends on our capital stock. We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Performance Graph
The following performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference, and shall not otherwise be deemed filed under such acts.
The graph compares the cumulative total return of our common stock from December 31, 2008 through December 31, 2013 with the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index.
The graph assumes that (i) $100 was invested in our common stock at the closing price of our common stock on December 31, 2008, (ii) $100 was invested in each of the NASDAQ Composite Index and the NASDAQ Computer Index at the closing price of the respective index on such date and (iii) all dividends received were reinvested. To date, no cash dividends have been declared or paid on our common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Callidus Software Inc., The NASDAQ Composite Index
and The NASDAQ Computer Index

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Callidus Software Inc.	$100	$101	$169	$215	$152	$459
NASDAQ Composite	$100	$144	$168	$165	$191	$265
NASDAQ Computer	$100	$171	$201	$202	$227	$299
*    The Company has not changed comparable indices since 2009.

Item 6.    Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report. The selected consolidated statements of operations data for each of the years in the three-year period ended December 31, 2013, and the consolidated balance sheet data as of December 31, 2013 and 2012, are derived from our audited consolidated financial statements that have been included in this annual report. The selected consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements that have not been included in this annual report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Recurring	$81,734	$70,919	$63,002	$53,025	$46,322
Services and other	30,603	24,033	20,769	17,855	34,736
Total revenue	112,337	94,952	83,771	70,880	81,058
Cost of revenue:
Recurring	28,741	30,039	32,820	26,180	22,468
Services and other	19,048	20,301	16,487	15,733	26,949
Patent settlement	—	—	701	—	—
Total cost of revenue	47,789	50,340	50,008	41,913	49,417
Gross profit	64,548	44,612	33,763	28,967	31,641
Operating expenses:
Sales and marketing	34,916	32,442	20,203	16,229	20,369
Research and development	17,143	16,643	12,025	10,369	13,853
General and administrative	22,951	19,953	17,726	13,754	12,310
Income from settlement and patent licensing	(500)	—	—	—	—
Acquisition-related contingent consideration	—	(1,612)	—	—	—
Restructuring	1,699	1,115	649	1,655	2,993
Impairment of acquired intangible assets	—	—	—	160	—
Total operating expenses	76,209	68,541	50,603	42,167	49,525
Loss from operations	(11,661)	(23,929)	(16,840)	(13,200)	(17,884)
Interest income and other income (expense), net	264	70	(333)	46	307
Interest expense	(3,183)	(3,451)	(2,495)	(60)	1
Debt conversion expense	(4,776)	—	—	—	—
Gain on extinguishment of convertible notes	—	—	915	—	—
Loss before provision for income taxes	(19,356)	(27,310)	(18,753)	(13,214)	(17,576)
Provision for (benefit from) income taxes	2,055	388	(2,919)	(478)	377
Net loss	$(21,411)	$(27,698)	$(15,834)	$(12,736)	$(17,953)
Net loss per share:
Basic and diluted	$(0.55)	$(0.78)	$(0.48)	$(0.40)	$(0.60)
Weighted average shares:
Basic and diluted	38,858	35,393	32,809	31,536	30,050

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$36,161	$29,171	$52,789	$30,703	$33,550
Total assets	134,193	124,743	133,607	79,805	66,259
Working capital	7,161	2,425	28,440	11,498	17,083
Total liabilities	92,140	121,315	119,065	51,723	35,028
Total stockholders' equity	42,053	3,428	14,542	28,082	31,231
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Callidus Software Inc. (which we refer to as "CallidusCloud", "Callidus", "we", "our" and "Company") is the leading provider of sales and marketing effectiveness and management software. CallidusCloud® enables organizations to accelerate, streamline and maximize their Lead to Money process with a comprehensive suite of solutions that identify the promising leads, ensure proper territory and quota distribution, train sales forces, automate quote and proposal generation, and streamline sales compensation.

"Lead to Money" is a process designed to enable companies to respond to the changing role of sales and marketing in the redefined buying cycle. In the last decade, the ubiquity of social networks, mobile devices and e-commerce has transformed the traditional sales cycle into a buyer-lead journey. The core of our mission is to accelerate and maximize effectiveness along this Lead to Money process.

We provide a suite of Software-as-a-Service ("SaaS") solutions which generate revenue from cloud subscriptions, sales operation services and term licenses. Our SaaS customers typically purchase annual subscriptions, but occasionally will purchase multi-year subscriptions.
SaaS Revenue Growth, Customer Expansion and Retention
SaaS revenue continued to drive the growth in recurring revenue and total revenue in 2013. SaaS revenue grew to $65.9 million in 2013 representing a $10.8 million or 20% increase from 2012. Total recurring revenue, which includes SaaS revenue and maintenance revenue, in 2013 grew by 15% from 2012, reflecting the growth in SaaS revenue. In 2013, recurring revenue accounted for 73% of our total revenue and we expect this percentage to increase going forward. Total revenue in 2013 was $112.3 million, up $17.4 million, or 18%, from 2012 primarily due to our expanded product and services offerings, including acquired products. SaaS revenue growth contributed to an increase in recurring revenue gross margins to 65% in 2013 from 58% in 2012 and an increase in overall gross margins to 57% in 2013 from 47% in 2012.
During 2013, we continued to add subscription based customers at historically high rates, adding more than 500 net new customers. We now have over 2,200 customers. Annual SaaS billings growth of 36% helped increase our total SaaS annual contract value ("ACV"), which grew by 20% from 2012. Our enterprise SaaS customer retention rates were in excess of 90% on a customer count basis. We believe our high retention rates highlight the quality of service we provide and the quality of our customer base and we strive to maintain these retention rates in a competitive environment. During 2013, we also recognized revenue associated with overages. Overages are a result of customers using our products in excess of contracted usage. These overages are primarily attributed to our SaaS products and were recorded in SaaS revenue. Revenue related to overages was immaterial for the year ended December 31, 2013.
Application of Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations that follows is based upon our consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). The application of GAAP requires our management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures regarding these items. We base our assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial condition or results of operations will be affected. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with our Audit Committee of the board of directors.
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

Revenue Recognition
We recognize revenue when all four revenue recognition criteria are met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is reasonably assured. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we recognize. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period. Please refer to the Notes to Consolidated Financial Statements for further discussion on revenue recognition policies.
Allowance for Doubtful Accounts
We estimate the uncollectibility of accounts receivable, and record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation) and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts.
Stock-based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation expense for restricted stock units ("RSUs") is estimated based on the closing price of our common stock on the date of grant and the estimated forfeiture rate, which is based on historical forfeitures. We measure the value of stock options and employee stock purchase plan shares using the Black-Scholes-Merton option pricing model. The determination of the fair value of our stock awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include: the expected term of the options, taking into account projected exercises; our expected stock price volatility over the expected term of the awards; the risk-free interest rate and expected dividends. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Changes in these variables could affect stock-based compensation expense in the future.
Goodwill, Intangible Assets, Long-Lived Assets and Impairment Assessments
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
The Company conducts a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit's carrying value, the Company will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, the Company will compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. The Company has one reporting unit and evaluates goodwill for impairment at the entity level. Based upon the results of the step one testing, the Company concluded that no impairment existed as December 31, 2013, and did not perform the second step of the goodwill impairment test.
Intangible assets with finite lives are amortized over their estimated useful lives of one to twelve years. Generally, amortization is based on the higher of a straight-line method or the pattern in which the economic benefits of the intangible asset will be consumed. There was no impairment expense related to intangible assets during 2013, 2012 and 2011.
The Company also evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no impairment charges recorded during 2013, 2012 and 2011.
Business Combinations
The Company recognizes assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; recognizes acquisition related expenses and restructuring costs as incurred; and recognizes changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period as a component of provision for taxes. During the measurement period, which may be up to one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the measurement period, we record adjustments to the assets acquired or liabilities assumed in our operating results in the period in which the adjustments were determined.
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

Results of Operations
Comparison of the Years Ended December 31, 2013 and 2012
Revenue, Cost of Revenue and Gross Profit
The table below sets forth the changes in revenue, cost of revenue and gross profit in 2013 from 2012 (in thousands, except percentage data):

	Year Ended December 31, 2013	Percentage of Revenue	Year Ended December 31, 2012	Percentage of Revenue	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$81,734	73%	$70,919	75%	$10,815	15%
Services and other	30,603	27%	24,033	25%	6,570	27%
Total revenue	$112,337	100%	$94,952	100%	$17,385	18%
Cost of revenue:
Recurring	$28,741	35%	$30,039	42%	$(1,298)	(4)%
Services and other	19,048	62%	20,301	84%	(1,253)	(6)%
Total cost of revenue	$47,789	43%	$50,340	53%	$(2,551)	(5)%
Gross profit:
Recurring	$52,993	65%	$40,880	58%	$12,113	30%
Services and other	11,555	38%	3,732	16%	7,823	210%
Total gross profit	$64,548	57%	$44,612	47%	$19,936	45%
Revenue
Total Revenue.    Total revenue for 2013 was $112.3 million, an increase of 18% compared to 2012. The increase was primarily due to higher volume of recurring revenue generated by our SaaS business due to our continued emphasis and focus on recurring revenue.
Recurring Revenue.    Recurring revenue, consisting of SaaS revenue and maintenance revenue, increased by $10.8 million, or 15% in 2013 compared to 2012. The increase was primarily due to the growth in our SaaS revenue which increased by 20% in 2013 compared to 2012. SaaS revenue growth was mainly driven by an increase in new business generated from our existing solutions and new business from our acquisitions. We believe our investment in expanding the sales force in recent years has positively impacted the revenue growth. Maintenance revenue remained consistent in 2013 compared to 2012 at $15.8 million, primarily due to our conversion of customers from on-premise license to on-demand subscription service.
Services and Other Revenue.    Services and other revenue, consisting of integration and configuration services, training and perpetual licenses, increased by $6.6 million, or 27% in 2013 compared to 2012. This increase was primarily due to a $4.1 million or 99% increase in our on-premise license revenue, to $8.2 million in 2013 from $4.1 million in 2012. The increase in our perpetual license revenue primarily reflects new customers and up-selling to existing customers. In addition, there was $2.5 million or a 13% increase in our revenue generated from integration and configuration services, to $22.4 million in 2013 from $19.9 million in 2012. The increases in our revenue generated from integration and configuration services were primarily related to additional services revenue from our increased amount of revenue contracts.

Cost of Revenue and Gross Profit
Cost of Recurring Revenue.    Cost of recurring revenue decreased by $1.3 million or 4% in 2013 compared to 2012. The decrease was primarily driven by a decrease of $2.8 million in professional fees due to our insourcing of India operations that occurred in the fourth quarter of 2012, and a $0.8 million reduction in stock-based compensation expense as a result of less outstanding awards. These decreases were partially offset by $2.6 million of increased expense from expanding our data center, including equipment, maintenance and depreciation.
Cost of Services and Other Revenue.    Cost of services and other revenue decreased by $1.3 million or 6% in 2013 compared to 2012. The decrease was primarily due to $1.4 million decrease in professional fees related to a fixed fee project that ended in the fourth quarter of 2012 and reduction in expenses related to third-party operations center.
Gross Profit.    Overall gross margin percentage was 57% for 2013 compared to 47% in 2012. Our gross margins improved substantially as a result of the increase in 2013 SaaS revenue compared to 2012.
Our recurring revenue gross margin percentage increased to 65% in 2013 from 58% in 2012, while the gross profit dollar value increased by 30% or $12.1 million. The increase in recurring revenue gross margin was primarily the result of increased SaaS revenue and lower third-party data center and personnel costs as we moved away from outsourcing our data center management for our core products and used our own internal resources, which included the transfer of personnel to our in-house facility in India in the fourth quarter of 2012.
Services and other revenue gross margin percentage was 38% for 2013, an increase from 16% in 2012, while the gross profit dollar value increased by 210% or $7.8 million. The increase in gross margin was primarily due to increased revenue from perpetual license fees from on-premise customer purchases and decreased professional fees due to the end of a fixed fee project in integration and configuration services in 2012, and overall higher utilization of professional services personnel.
Operating Expenses
The table below sets forth the changes in operating expenses in 2013 from 2012 (in thousands, except percentage data):

	Year Ended December 31, 2013	Percentage of Revenue	Year Ended December 31, 2012	Percentage of Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$34,916	31%	$32,442	34%	$2,474	8%
Research and development	17,143	15%	16,643	18%	500	3%
General and administrative	22,951	20%	19,953	21%	2,998	15%
Income from settlement and patent licensing	(500)	—%	—	—%	(500)	100%
Acquisition-related contingent consideration	—	—%	(1,612)	(2)%	1,612	(100)%
Restructuring expenses	1,699	2%	1,115	1%	584	52%
Total operating expenses	$76,209	68%	$68,541	72%	$7,668	11%
Sales and Marketing.    Sales and marketing expenses increased by $2.5 million, or 8%, in 2013 compared to 2012. The increase was primarily due to an additional $3.2 million in personnel-related costs related to the sales force expansion and commission expense, and $0.4 million increase in partner commission in our indirect channel. The increase was partially offset by a $1.4 million decrease in stock based compensation due to fewer outstanding awards compared to 2012.
Research and Development.    Research and development expenses increased by $0.5 million, or 3%, in 2013 compared to 2012, primarily due to a $1.5 million net increase in personnel-related costs for bonus payments and insourcing of our India operations. This insourcing resulted in a $1.2 million decrease in professional fees.
General and Administrative.    General and administrative expenses increased by $3.0 million, or 15%, in 2013 as compared to 2012. The increase was primarily due to a $1.2 million increase in professional fees including increased audit, legal and contractor fees, a $1.1 million increase in personnel-related cost as a result of increased headcount and severance charges related to the departure of our former Chief Financial Officer, and a $0.8 million increase in sales tax and bad debt expense.
Income from Settlement and Patent Licensing. On November 25, 2013, Callidus, Xactly and Xactly's President and Chief Executive Officer entered into a settlement agreement that, among other things, includes an agreement by Xactly to pay the Company $2.0 million in license fee, which will be paid in four annual installments of $0.5 million beginning November 2013. Upon receipt of installment payments, the Company will record the amount under operating expenses as an offset to legal fees. As of December 31, 2013, the Company has recorded $0.5 million of offset to legal fees under operating expenses regarding this settlement.
Acquisition-related Contingent Consideration.    Acquisition-related contingent consideration decreased $1.6 million in 2013 compared to 2012 as there was no acquisition activity or change in contingent consideration during 2013.

Restructuring Expenses.    Restructuring expenses increased by $0.6 million in 2013 as compared to 2012 as we continued to centralize certain company functions to our headquarters in Pleasanton, and outsourced certain IT functions during 2013.
Stock-Based Compensation
The following table summarizes our stock-based compensation expenses in 2013 and 2012 (in thousands, except percentage data).

	Year Ended December 31		Increase (Decrease)	Percentage Change
	2013	2012
Stock-based compensation:
Cost of recurring revenue	$783	$1,550	$(767)	(49)%
Cost of services revenue	1,060	2,070	(1,010)	(49)%
Sales and marketing	2,420	3,778	(1,358)	(36)%
Research and development	1,797	1,782	15	1%
General and administrative	4,335	4,475	(140)	(3)%
Total stock-based compensation	$10,395	$13,655	$(3,260)	(24)%
Total stock-based compensation expense decreased $3.3 million, or 24%, in 2013 compared to 2012, due to fewer outstanding awards and the timing of grants in 2013.
Other Items
The table below sets forth the changes in other items in 2013 and 2012 (in thousands, except percentage data):

	Year Ended December 31		Increase (Decrease)	Percentage Change
	2013	2012
Other income (expense), net
Interest income and other income (expense), net	$264	$70	$194	277%
Debt conversion expense	(4,776)	—	(4,776)	—
Interest expense	(3,183)	(3,451)	268	(8)%
	$(7,695)	$(3,381)	$(4,314)	128%
Provision (benefit) for income taxes	$2,055	$388	1,667	430%
Interest Income and Other Income (Expense), net
The increase in interest income and other income (expense) was driven by interest income from investments and a release of accrual related to the purchase accounting of an acquisition.
Debt Conversion Expense
During the fourth quarter of 2013, the Company converted approximately $45.0 million principal amount of 4.75% Convertible Senior Notes that mature in July 2016 with an early call option in June 2014. With Board approval, management negotiated inducements with three noteholders to provide certainty of conversion and to strengthen the balance sheet. As an inducement for early conversion, the Company incurred $4.8 million of debt conversion expense, consisting of $4.4 million in cash and $0.4 million in stock premium.
Interest Expense
Interest expense decreased by $0.3 million in 2013 compared to 2012 due to the debt conversion described above.
Provision for (Benefit from) Income Taxes
Provision for income tax in 2013 was $2.1 million compared to $0.4 million in 2012. The increase is primarily due to an increase in foreign withholding taxes, and income taxes in foreign jurisdiction.

Comparison of the Years Ended December 31, 2012 and 2011
Revenue, Cost of Revenue and Gross Profit
The table below sets forth the changes in revenue, cost of revenue and gross profit in 2012 from 2011 (in thousands, except percentage data):

	Year Ended December 31, 2012	Percentage of Revenue	Year Ended December 31, 2011	Percentage of Revenue	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$70,919	75%	$63,002	75%	$7,917	13%
Services and other	24,033	25%	20,769	25%	3,264	16%
Total revenue	$94,952	100%	$83,771	100%	$11,181	13%
Cost of revenue:
Recurring	$30,039	42%	$32,820	52%	$(2,781)	(8)%
Services and other	20,301	84%	16,487	79%	3,814	23%
Patent settlement	—	—	701	—	(701)	(100)%
Total cost of revenue	$50,340	53%	$50,008	60%	$332	1%
Gross profit:
Recurring	$40,880	58%	$30,182	48%	$10,698	35%
Services and other	3,732	16%	4,282	21%	(550)	(13)%
Patent settlement	—	—	(701)	—	701	(100)%
Total gross profit	$44,612	47%	$33,763	40%	$10,849	32%
Revenue
Total Revenue.    Total revenue for 2012 were $95.0 million, an increase of 13% compared to 2011. The increase was primarily due to higher volume of recurring revenue generated by our SaaS business due to our continued emphasis and focus on recurring revenue.
Recurring Revenue.    Recurring revenue, which consist of on-demand subscription revenue and maintenance revenue, increased by $7.9 million, or 13% in 2012 compared to 2011. The increase was primarily due to the growth in our SaaS revenue which increased by 23% in 2012 compared to 2011. SaaS revenue growth is mainly driven by an increase in new business generated from our existing Commissions solution and, new business from our acquired solutions. We believe our investment in expanding the sales force this year has positively impacted the revenue growth. The increase in total recurring revenue were partially offset by maintenance revenue associated with on-premise licenses which decreased by $2.2 million, or 12% compared to 2011, primarily due to our conversion of customers from on-premise license to on-demand subscription service.
Services and Other Revenue.    Services and other revenue, which consist of integration and configuration services, training and perpetual licenses, increased by $3.3 million, or 16% in 2012 compared to 2011. This increase was primarily due to $2.4 million or a 14% increase in our revenue generated from integration and configuration services, from $17.5 million in 2011 to $19.9 million in 2012. Additionally, our perpetual license revenue also increased by $0.8 million or 24%, from $3.3 million in 2011 to $4.1 million in 2012. The increases in our revenue generated from integration and configuration services were primarily related to additional services revenue from our recently acquired businesses, Webcom and Rapid Intake. The increase in our perpetual license revenue was primarily due to certain existing perpetual license customers purchasing additional licenses to maintain compliance under the existing license. We expect our perpetual license revenue to continue to fluctuate from period to period as our primary business focus has shifted to our recurring revenue model.
Cost of Revenue and Gross Profit
Cost of Recurring Revenue.    Cost of recurring revenue decreased by $2.8 million or 8% in 2012 compared to 2011. The decrease was primarily driven by a decrease in data center costs of $1.2 million related to the insourcing the management of the data center operations previously managed by a third-party provider, a decrease of $1.2 million in professional fees primarily due to a reduction in third-party contractors used to deliver sales operation services, and to a lesser extent, the insourcing of our India operations in the fourth quarter, and a decrease of $1.8 million in stock-based compensation expense as a result of less performance grant related expense and employee transfers out of cost of revenue functions to other company functions. These decreases were partially offset by $1.4 million in additional amortization of intangible assets from our acquisitions, and an increase of $0.5 million in hosting fees and software costs related to our acquisitions.
Cost of Services and Other Revenue.    Cost of services and other revenue increased by $3.8 million or 23% in 2012 compared to 2011. The increase was primarily due to $2.7 million in personnel costs and contractors attributable to additional headcount in the U.S., an additional $0.6 million in stock-based compensation expense as a result of increased headcount, and $0.2 million in software and conference costs related to our acquisitions.

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
Gross Profit.    Overall gross margin percentage was 47% for 2012 compared to 40% in 2011. Our gross margins improved substantially as a result of higher recurring revenue which were driven by a 23% increase in SaaS revenue for 2012 compared to 2011.
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
Operating Expenses
The table below sets forth the changes in operating expenses in 2012 from 2011 (in thousands, except percentage data):

	Year Ended December 31, 2012	Percentage of Revenue	Year Ended December 31, 2011	Percentage of Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$32,442	34%	$20,203	24%	$12,239	61%
Research and development	16,643	18%	12,025	14%	4,618	38%
General and administrative	19,953	21%	17,726	21%	2,227	13%
Acquisition-related contingent consideration	(1,612)	(2)%	—	—	(1,612)	(100)%
Restructuring expenses	1,115	1%	649	1%	466	72%
Total operating expenses	$68,541	72%	$50,603	60%	$17,938	35%
Sales and Marketing.    Sales and marketing expenses increased by $12.2 million, or 61%, in 2012 as compared to 2011. The increase was primarily due to an additional $6.1 million in personnel-related costs driven by an increase in sales headcount by over 50% from acquisitions and sales force expansion, $1.7 million in increased commissions as a result of the growth in our SaaS revenue, $1.8 million in additional stock-based compensation expense also driven by the increased headcount, $1.1 million increase in conferences and other marketing events, due primarily to the resumption of our annual C3 conference, $0.8 million in branding, a full year of expense in 2012 compared to 2011 from our acquired companies, and $0.5 million in online search advertising and lead generation costs. During the fourth quarter of 2012 we initiated cost cutting actions and synergistic reductions related to our acquisitions, as well as eliminated under performing sales personnel. We expect these measures to continue to drive efficiencies in sales performance in future periods.
Research and Development.    Research and development expenses increased by $4.6 million, or 38%, in 2012 as compared to 2011, primarily reflecting an increase in development costs attributed to our acquisitions. Personnel-related costs increased by $3.8 million, primarily due to a full year of expense in 2012 compared to 2011 related to acquisition headcount additions, increased contractors, and other research and development costs, $0.3 million in fees to transfer our India operations, $0.2 million in stock-based compensation expense, and $0.3 million for product development, particularly in the Hiring Cloud.
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

Stock-Based Compensation
The following table summarizes our stock-based compensation expenses for 2012 and 2011 (in thousands, except percentage data).

	Year Ended December 31		Increase (Decrease)	Percentage Change
	2012	2011
Stock-based compensation:
Cost of recurring revenue	$1,550	$3,339	$(1,789)	(54)%
Cost of services revenue	2,070	1,495	575	38%
Sales and marketing	3,778	1,987	1,791	90%
Research and development	1,782	1,548	234	15%
General and administrative	4,475	3,914	561	14%
Total stock-based compensation	$13,655	$12,283	$1,372	11%
Total stock-based compensation expense increased $1.4 million, or 11%, from 2011 to 2012. This increase was due to additional awards of restricted stock units in 2012 for new hires, retention and merit.
Other Items
The table below sets forth the changes in other items from 2011 to 2012 (in thousands, except percentage data):

	Year Ended December 31		Increase (Decrease)	Percentage Change
	2012	2011
Other income (expense), net
Interest income and other income (expense), net	$70	$(333)	$403	121%
Interest expense	(3,451)	(2,495)	(956)	(38)%
Gain on extinguishment of convertible notes	—	915	(915)	(100)%
	$(3,381)	$(1,913)	$(1,468)	(77)%
Provision (benefit) for income taxes	$388	(2,919)	3,307	113%
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

Liquidity and Capital Resources
As of December 31, 2013, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $36.2 million and net accounts receivable of $29.2 million.
During 2013 accounts receivable and deferred revenue increased significantly, due to growth in recurring revenue. These increases were partially offset by increased collections, as we successfully improved our collections and days sales outstanding compared to prior periods. We expect these trends to continue into 2014 by maintaining our focus on collection efficiencies and we expect to continue to achieve positive operating cash flows during 2014.
We believe our existing cash, cash equivalents and short-term investments and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months.
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash (used in) provided by operating activities	$13,749	$(1,705)	$146
Net cash provided by (used in) investing activities	2,474	1,704	(40,375)
Net cash (used in) provided by financing activities	(4,264)	(1,004)	44,750
In 2013, cash and cash equivalents increased by approximately $11.9 million primarily due to $13.7 million of cash provided by our operating activities and $2.5 million of cash provided by our investing activities, partially offset by $4.3 million of cash used in our financing activities.
Fiscal 2013
Net cash provided by operating activities was $13.7 million, $15.5 million higher compared to net cash used in operating activities of $1.7 million in 2012. The net loss of $21.4 million for the year ended December 31, 2013 was offset by adjustments to net loss of $26.0 million primarily driven by $9.3 million of depreciation and amortization expense, $10.4 million of stock based compensation expense, and $4.8 million of debt conversion expense. Changes in working capital also provided $9.1 million during the year ended December 31, 2013 primarily due to $17.5 million increase in deferred revenue and $2.0 million in accrued payroll expense, partially offset by $7.6 million increase in accounts receivable, $1.3 million increase in other assets, and $1.7 million decrease in accounts payable. Cash provided by operating activities was impacted by an increase in invoicing and collection effort that resulted in a decrease in gross days sales outstanding to 78 days in 2013 from 93 days in 2012.
Net cash provided by investing activities was $2.5 million, $0.8 million higher compared to net cash provided by investing activities of $1.7 million in 2012. The net cash provided by investing activities was primarily due to net proceeds from maturities and sale of investments of $4.8 million, partially offset by purchases of property and equipment of $1.7 million for our data center and new facilities.
Net cash used in financing activities was $4.3 million, $3.3 million higher compared to net cash used in financing activities of $1.0 million in 2012. The net cash used in financing activities was primarily due to $4.4 million payment on debt conversion, $2.9 million in payment of consideration related to acquisitions, $2.3 million in payment of principal under capital leases and $1.3 million in repurchase of common stock from senior management for payment of taxes on vesting of restricted stock units, partially offset by $6.6 million of net proceeds from issuance of common stock pursuant to exercise and release of stock award.
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

Contractual Obligations and Commitments
We have the following contractual cash obligations at December 31, 2013. Contractual cash obligations that are cancellable upon notice and without significant penalties are not included in the table.

	Payments due by Period (in thousands)
Contractual Obligations	2014	2015	2016	2017	2018	2019 and beyond	Total
Convertible notes (1)
Principal payment	$—	$—	$14,197	$—	$—	$—	$14,197
Interest payments	674	674	281	—	—	—	1,629
Term note (2)
Principal payment	568	620	620	620	620	52	3,100
Interest payments	33	28	20	13	5	—	99
Operating lease commitments	2,126	1,958	1,702	944	285	—	7,015
Capital lease obligations	1,005	1,125	224	—	—	—	2,354
Unconditional purchase commitments	1,325	848	223	—	—	—	2,396
_______________________________________________________________________________

(1)
Our Convertible Notes also contain an optional redemption feature which allows us to redeem all or part of the Convertible Notes for cash under certain conditions any time on or after June 6, 2014. Refer to our Note 8 - Convertible Notes for more information.

(2)	In January 2014, the Company obtained a term note with a principal amount of $3.1 million.
For our Pleasanton, California offices, we have a certificate of deposit totaling approximately $0.4 million as of December 31, 2013, pledged as collateral to secure letters of credit required by our landlords for security deposits.
Our future capital requirements depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of new products introductions and enhancements to existing products, our ability to offer on-demand service on a consistently profitable basis, the continuing market acceptance of our other products and future acquisitions or other capital expenditures we may make. However, based on our current business plan and revenue projections, we believe our existing cash and investment balances will be sufficient to meet our anticipated cash requirements as well as the contractual obligations listed above for the next twelve months.
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
Financial instruments that potentially subject us to market risk are trade receivables denominated in foreign currencies. We also mitigate market risk by monitoring ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on our on-going assessment of counterparty risk, we will adjust our exposure to various counterparties as necessary.
Interest Rate Risk.    We invest our cash in a variety of financial instruments, consisting primarily of investments in money market accounts, certificates of deposit, high quality corporate debt obligations, and U.S. government obligations.
Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At December 31, 2013, the average maturity of our investments was approximately 7 months, and all investment securities had remaining maturities of less than 24 months. The following table presents certain information about our financial instruments at December 31, 2013 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
	1 Year or Less	More Than 1 Year	Total Principal Amount	Total Fair Value
Available-for-sale securities	$5,066	$2,800	$7,865	$7,866
Weighted average interest rate	0.37%	0.20%
Foreign Currency Exchange Risk.    Our revenue and our expenses, except those related to our non-United States operations, are generally denominated in United States dollars. For our operations outside the United States, we generally transact business in various other currencies. For 2013 and 2012, approximately 21% and 19% of our total revenue were denominated in foreign currency, respectively. At December 31, 2013 and 2012, approximately 11% and 14%, respectively, of our total accounts receivable was denominated in foreign currency. Our exchange risks and foreign exchange losses have been minimal to date. For the years ended December 31, 2013 and 2012, we recognized losses on foreign exchange transactions of $0.1 million and $0.2 million, respectively. We expect to continue to transact a majority of our business in U.S. dollars.
As of December 31, 2013, we had no outstanding foreign currency forward exchange contracts, nor any losses related to forward exchange contracts for 2013. We do not anticipate any material adverse effect on our consolidated financial condition, results of operations or cash flows resulting from the use of these instruments in the immediate future. However, we cannot provide any assurance that our foreign exchange rate contract investment strategies will be effective or that transaction losses can be minimized or forecasted accurately. In particular, generally, we hedge only a portion of our foreign currency exchange exposure. We cannot make assurances that our hedging activities will eliminate foreign exchange rate exposure. Failure to do so could have an adverse effect on our business, financial condition, and results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data
Financial Statements
The response to this item is submitted as a separate section of this Annual Report on Form 10-K beginning on page 39.
Supplementary Data (unaudited)
The following tables set forth unaudited supplementary quarterly financial data for the two year period ended December 31, 2013. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2013
Total revenue	$25,542	$25,930	$30,678	$30,187	$112,337
Gross profit	$12,867	$14,260	$18,900	$18,521	$64,548
Net loss	$(6,603)	$(6,415)	$(1,413)	$(6,980)	$(21,411)
Basic and diluted net loss per share	$(0.18)	$(0.17)	$(0.04)	$(0.17)	$(0.55)
Weighted average common shares (basic and diluted)	37,139	37,813	38,648	41,778	38,858

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2012
Total revenue	$22,013	$23,781	$23,925	$25,233	$94,952
Gross profit	$10,084	$11,077	$11,858	$11,593	$44,612
Net loss	$(6,983)	$(5,307)	$(6,358)	$(9,050)	$(27,698)
Basic and diluted net loss per share	$(0.20)	$(0.15)	$(0.18)	$(0.25)	$(0.78)
Weighted average common shares (basic and diluted)	34,112	35,235	35,853	36,359	35,393
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
(b)   Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992). Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria. In addition, our independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting as of the reporting date.

(c)   Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
PART III
The information required by Part III of Form 10-K is incorporated by reference to our Proxy Statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2013.
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

2.2
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
4.1
Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4, filed with the Commission on November 7, 2003, to the Registrant's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)

4.2
Indenture dated as of May 23, 2011 between Callidus Software Inc. and Wells Fargo, N.A, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed with the Commission on May 23, 2011)

4.3	Form of 4.25% Convertible Senior Note due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed with the Commission on May 23, 2011)
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

10.3+
1997 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)

10.4+	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.1 to the Company's Form 10-Q filed with the Commission on August 9, 2010)
#10.5+	Forms of Stock Option Agreement and Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan
10.6+
2013 Stock Incentive Plan and Forms of Restricted Stock Unit Agreement and Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant's Form S-8 filed with the Commission on June 18, 2013)

#10.7+	Amended and Restated Employee Stock Purchase Plan, and enrollment forms
10.8+	Executive Incentive Bonus Plan, effective January 27, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed with the Commission on January 31, 2014)
10.9+	Form of Executive Change of Control Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed with the Commission on March 12, 2009)
10.10+	Form of Director Change of Control Agreement - Full Single-Trigger (incorporated by reference to Exhibit 10.8.1 to the Company's Form 10-Q filed with the Commission on August 9, 2010)
10.11
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)

10.12+
Employment Agreement with Ronald J. Fior dated August 30, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)

10.12A+	Description of Amendment of Offer Letter with Ronald J. Fior (incorporated by reference to written description in Registrant's Form 8-K filed with the Commission on November 6, 2009)
#10.13+	Form of Performance-Based Stock Option Agreement for stock options granted to Mr. Ronald J. Fior on September 1, 2004
10.14+
Separation Agreement and General Waiver and Release between Ronald Fior and Callidus Software Inc. dated July 31, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed with the Commission on November 7, 2013)

#10.15+	Restricted Stock Agreement with Michael L. Graves
#10.16+	Amendment dated November 20, 2007 to Offer Letter Between Callidus Software Inc. and Leslie J. Stretch
10.16A+	Description of Amendment of Offer Letter with Leslie J. Stretch (incorporated by reference to written description in Registrant's Form 8-K filed with the Commission on November 6, 2009)

Exhibit Number	Description
10.17+	Offer Letter with V. Holly Albert dated August 8, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 7, 2009)
10.17A+	Description of Amendment of Offer Letter with V. Holly Albert (incorporated by reference to written description in Registrant's Form 8-K filed with the Commission on November 6, 2009)
10.18+
Separation Agreement and General Waiver and Release between Virginia Albert and Callidus Software Inc. dated April 30, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed with the Commission on November 7, 2013)

10.19+	Offer Letter with Michael Graves dated February 6, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Commission on August 7, 2009)
10.19A+	Description of Amendment of Offer Letter with Michael L. Graves (incorporated by reference to written description in Registrant's Form 8-K filed with the Commission on November 6, 2009)
10.20+	Offer Letter with Jimmy Duan dated September 24, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Commission on August 7, 2009)
10.21+	2013 Sales Compensation Plan for Jimmy Duan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the Commission on November 7, 2013)
10.22+	Employment Agreement with Bob L. Corey dated April 30, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed with the Commission on November 7, 2013)
10.23+
Performance goals that will be used by the Compensation Committee when determining cash bonus plans and performance-based RSUs for executive officers and other senior employees for 2013, dated November 19, 2012 (incorporated by reference to the Registrant's Form 8-K filed November 19, 2012)

#21.1	Subsidiaries of the Registrant
#23.1	Consent of Independent Registered Public Accounting Firm
#31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
#31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
#32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
#101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (XBRL)
_________________________________________________________________________________________________________________
#    Filed herewith
+    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 7, 2014.

CALLIDUS SOFTWARE INC.

By:	/s/ BOB L. COREY
Bob L. Corey, Senior Vice President, Chief Financial Officer
________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ LESLIE J. STRETCH		March 7, 2014
Leslie J. Stretch	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ BOB L. COREY		March 7, 2014
Bob L. Corey	Senior Vice President, Chief Financial Officer (Principal Accounting Officer)

/s/ CHARLES M. BOESENBERG		March 7, 2014
Charles M. Boesenberg	Chairman

/s/ WILLIAM B. BINCH		March 7, 2014
William B. Binch	Lead Independent Director

/s/ MARK A. CULHANE		March 7, 2014
Mark A. Culhane	Director

/s/ KEVIN M. KLAUSMEYER		March 7, 2014
Kevin M. Klausmeyer	Director

/s/ DAVID B. PRATT		March 7, 2014
David B. Pratt	Director

/s/ MICHELE VION		March 7, 2014
Michele Vion	Director

CALLIDUS SOFTWARE INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Callidus Software Inc.:
We have audited the accompanying consolidated balance sheets of Callidus Software Inc. (the Company) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callidus Software Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Callidus Software Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.
/s/ KPMG LLP
Santa Clara, California

March 10, 2014

CALLIDUS SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$28,295	$16,400
Short-term investments	7,866	12,771
Accounts receivable, net of allowances of $650 and $481 at December 31, 2013 and December 31, 2012, respectively	29,216	22,567
Deferred income taxes	—	40
Prepaid and other current assets	6,232	6,718
Total current assets	71,609	58,496
Property and equipment, net	11,351	10,580
Goodwill	31,207	31,207
Intangible assets, net	16,995	21,196
Deferred income taxes, noncurrent	405	392
Deposits and other assets	2,626	2,872
Total assets	$134,193	$124,743
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,987	$4,705
Accrued payroll and related expenses	7,377	5,854
Accrued expenses	5,395	8,164
Deferred income taxes	1,159	944
Deferred revenue	46,222	35,483
Capital lease obligations	1,308	921
Total current liabilities	64,448	56,071
Deferred revenue, noncurrent	10,432	3,702
Deferred income taxes, noncurrent	155	160
Other liabilities	1,921	2,159
Capital lease obligations, noncurrent	987	8
Convertible notes	14,197	59,215
Total liabilities	92,140	121,315
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 47,817 and 38,538 shares issued and 45,478 and 36,199 shares outstanding at December 31, 2013 and 2012, respectively	45	34
Additional paid-in capital	315,430	255,331
Treasury stock; 2,339 shares at December 31, 2013 and 2012	(14,430)	(14,430)
Accumulated other comprehensive income	165	239
Accumulated deficit	(259,157)	(237,746)
Total stockholders' equity	42,053	3,428
Total liabilities and stockholders' equity	$134,193	$124,743
The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Recurring	$81,734	$70,919	$63,002
Services and other	30,603	24,033	20,769
Total revenue	112,337	94,952	83,771
Cost of revenue:
Recurring	28,741	30,039	32,820
Services and other	19,048	20,301	16,487
Patent settlement	—	—	701
Total cost of revenue	47,789	50,340	50,008
Gross profit	64,548	44,612	33,763
Operating expenses:
Sales and marketing	34,916	32,442	20,203
Research and development	17,143	16,643	12,025
General and administrative	22,951	19,953	17,726
Income from settlement and patent licensing	(500)	—	—
Acquisition-related contingent consideration	—	(1,612)	—
Restructuring	1,699	1,115	649
Total operating expenses	76,209	68,541	50,603
Operating loss	(11,661)	(23,929)	(16,840)
Interest income and other income (expense), net	264	70	(333)
Debt conversion expense	(4,776)	—	—
Interest expense	(3,183)	(3,451)	(2,495)
Gain on extinguishment of convertible notes	—	—	915
Loss before provision (benefit) for income taxes	(19,356)	(27,310)	(18,753)
Provision (benefit) for income taxes	2,055	388	(2,919)
Net loss	$(21,411)	$(27,698)	$(15,834)
Net loss per share—basic and diluted
Net loss per share	$(0.55)	$(0.78)	$(0.48)
Shares used in basic and diluted per share computation	38,858	35,393	32,809
Comprehensive loss
Net Loss	$(21,411)	$(27,698)	$(15,834)
Unrealized gains on available-for-sale securities	(11)	26	278
Foreign currency translation adjustments	(63)	24	9
Comprehensive loss	$(21,485)	$(27,648)	$(15,547)
The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock			Treasury Stock		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital				Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2010	32,624	$31	$222,363	—	$—	$(98)	$(194,214)	$28,082
Exercise of stock options under stock incentive plans	1,169	1	4,497	—	—	—	—	4,498
Issuance of common stock under stock purchase plans	325	—	1,057	—	—	—	—	1,057
Issuance of common stock under restricted stock plans, net of shares withheld for employee taxes	1,080	1	(1,402)	—	—	—	—	(1,401)
Repurchases of common stock	—	—	—	2,339	(14,430)	—	—	(14,430)
Stock-based compensation	—	—	12,241	—	—	—	—	12,241
Acquisition-related consideration	—	—	42	—	—	—	—	42
Unrealized gain on investments	—	—	—	—	—	278	—	278
Cumulative translation adjustment	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—		(15,834)	(15,834)
Balance as of December 31, 2011	35,198	33	238,798	2,339	(14,430)	189	(210,048)	14,542
Exercise of stock options under stock incentive plans	715	1	3,682	—	—	—	—	3,683
Issuance of common stock under stock purchase plans	407	—	1,542	—	—	—	—	1,542
Issuance of common stock under restricted stock plans, net of shares withheld for employee taxes	2,218	—	(2,346)	—	—	—	—	(2,346)
Stock-based compensation	—	—	13,655	—	—	—	—	13,655
Unrealized gain on investments	—	—	—	—	—	26	—	26
Cumulative translation adjustment	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(27,698)	(27,698)
Balance as of December 31, 2012	38,538	34	255,331	2,339	(14,430)	239	(237,746)	3,428
Exercise of stock options under stock incentive plans	1,429	1	5,054	—	—	—	—	5,055
Issuance of common stock under stock purchase plans	435	1	1,573	—	—	—	—	1,574
Issuance of common stock under restricted stock plans, net of shares withheld for employee taxes	1,544	3	(1,300)	—	—	—	—	(1,297)
Stock-based compensation	—	—	10,395	—	—	—	—	10,395
Conversion of debt to equity	5,871	6	44,377	—	—	—	—	44,383
Unrealized loss on investments	—	—	—	—	—	(11)	—	(11)
Cumulative translation adjustment	—	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	—	(21,411)	(21,411)
Balance as of December 31, 2013	47,817	$45	$315,430	2,339	$(14,430)	$165	$(259,157)	$42,053
The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(21,411)	$(27,698)	$(15,834)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	4,458	3,114	3,098
Amortization of intangible assets	4,825	5,094	3,485
Provision for doubtful accounts and service remediation reserves	999	595	48
Stock-based compensation	10,395	13,655	12,241
Stock-based compensation related to acquisition	—	—	42
Patent settlement expense	—	—	701
Release of valuation allowance	—	(350)	(3,217)
Loss (gain) on disposal of property and equipment	3	(2)	(6)
Impairment of investments	—	—	375
Amortization of convertible notes issuance cost	485	402	355
Gain on extinguishment of convertible notes	—	—	(915)
Net amortization on investments	79	358	510
Debt conversion expense	4,776	—	—
Acquisition-related contingent consideration	—	(1,612)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,648)	(1,112)	(36)
Prepaid and other current assets	486	(820)	1,775
Other assets	(1,276)	662	(2,667)
Accounts payable	(1,702)	914	1,300
Accrued expenses and other liabilities	106	(1,106)	(2,763)
Accrued payroll and related expenses	1,971	987	1,422
Accrued restructuring	(503)	443	146
Deferred revenue	17,469	4,576	62
Deferred income taxes	237	195	24
Net cash (used in) provided by operating activities	13,749	(1,705)	146
Cash flows from investing activities:
Purchases of investments	(7,434)	(16,536)	(52,886)
Proceeds from maturities and sale of investments	12,250	38,841	35,511
Purchases of property and equipment	(1,704)	(6,692)	(2,002)
Proceeds from disposal of property and equipment	—	2	6
Purchases of intangible assets	(638)	(6,196)	(1,522)
Acquisitions, net of cash acquired	—	(7,715)	(19,482)
Net cash provided by (used in) investing activities	2,474	1,704	(40,375)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,629	5,225	5,556
Repurchases of common stock	—	—	(14,430)
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(1,297)	(2,346)	(1,402)
Payment of consideration related to acquisitions	(2,903)	(2,660)	(1,210)
Proceeds from issuance of convertible notes, net of issuance costs	—	—	76,854
Repurchase of convertible notes	—	—	(19,448)
Payment on debt conversion	(4,374)	—	—
Repayment of debt assumed through acquisition	—	(30)	—
Payment of principal under capital leases	(2,319)	(1,193)	(1,170)
Net cash (used in) provided by financing activities	(4,264)	(1,004)	44,750
Effect of exchange rates on cash and cash equivalents	(64)	22	32
Net (decrease) increase in cash and cash equivalents	11,895	(983)	4,553
Cash and cash equivalents at beginning of period	16,400	17,383	12,830
Cash and cash equivalents at end of period	$28,295	$16,400	$17,383
Supplemental disclosures of cash flow information:
Cash paid for interest on convertible debt	$2,604	$2,813	$1,713
Cash paid for interest on capital leases	100	101	175
Cash paid for income taxes	$162	$—	$—
Noncash investing and financing activities:
Conversion of convertible debt to equity	$45,018	$—	$—
Reclassification of unamortized debt issuance cost to additional paid-in capital as a result of debt conversion	$1,037	$—	$—
Common stock issued as a premium of debt conversion	$402	$—	$—
Fixed assets acquired under capital lease	$3,851	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—The Company and Significant Accounting Policies
Description of Business
Callidus Software Inc. (referred to herein as "CallidusCloud", "Callidus", "we" and "our") is a provider of sales and marketing effectiveness software. CallidusCloud provides organizations with a complete suite of solutions that identify the right leads, ensure proper territory and quota distribution, train sales forces, automate quote and proposal generation, and streamline sales compensation.
Principles of Consolidation
The consolidated financial statements include the accounts of Callidus Software, Inc. and its wholly-owned subsidiaries (collectively, the Company), which include wholly-owned subsidiaries in Australia, Canada, Germany, Hong Kong, India, Malaysia, Mexico, New Zealand, Serbia, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated in the consolidation.
Use of Estimates
Preparation of the consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (SEC) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenue and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, the allocation of the value of purchase consideration for business acquisitions, uncertain tax liabilities, allowances for doubtful accounts, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairments, stock-based compensation forfeiture rates, accrued liabilities and other contingencies. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates such estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and declines in IT spending by companies have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates. Changes in those estimates, if any, resulting from continuing changes in the economic environment, will be reflected in the consolidated financial statements in future periods.
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
Cash and Cash Equivalents and Investments
The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of December 31, 2013 and 2012 consisted of money market funds. The Company determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2013 and 2012, all investment securities were designated as "available-for-sale". The Company considers available-for-sale securities that have a maturity date longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. These securities are carried at estimated fair value based on quoted market prices or other readily available market information, with the unrealized gains and losses included in other comprehensive income (loss). Recognized gains and losses are included in the consolidated statement of comprehensive loss. When the Company has determined that an other-than-temporary decline in fair value has occurred, the amount of the decline is recognized in earnings. Gains and losses are determined using the specific identification method.

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
The Company's customer base consists of businesses throughout the Americas, Europe, Middle East, Africa and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of December 31, 2013 and 2012, the Company had no customers comprising greater than 10% of net accounts receivable or total revenue. Refer to Note 16 for information regarding revenue by geographic areas.
Allowance for doubtful accounts
The Company reduces gross trade accounts receivable with its allowance for doubtful accounts. The allowance for doubtful accounts is the Company's estimate of the amount of probable credit losses in existing accounts receivable. Management analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends and changes in customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Provisions to the allowance for doubtful accounts are recorded in general and administrative expenses.
Below is a summary of the changes in the Company's allowance for doubtful accounts for 2013, 2012 and 2011 (in thousands):

	Balance at Beginning of Period	(Benefit) Provision Net of Recoveries	Write-offs	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2013	$481	$830	$(661)	$650
Year ended December 31, 2012	225	434	(178)	481
Year ended December 31, 2011	366	(8)	(133)	225
Prepaid and other current assets and deposits and other assets
Included in deposits and other assets in the consolidated balance sheets at December 31, 2013 and 2012 is restricted cash totaling $0.5 million and $0.6 million, respectively, related to security deposits on leased facilities for the Company's New York, New York and Pleasanton, California offices, and a customer letter of credit. The restricted cash represents investments in certificates of deposit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in prepaid and other current assets and deposits and other assets based on the contractual term for the release of the restriction.
Also included in the prepaid and other current assets and deposits and other assets is certain costs related to configuring and implementing hosted third-party software applications that the Company uses to operate its business. These configuration costs are recorded as an asset as the Company has determined that they have probable future economic benefit and are being amortized over their useful life of three years. As of December 31, 2013 and 2012, the Company capitalized configuration costs of $0.5 million; and had remaining unamortized costs of $0.1 million and $0.2 million as of December 31, 2013 and 2012, respectively. These costs do not include such items as, the cost of training, business process reengineering, and data migration, which are expensed as incurred.
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
Goodwill, Intangible Assets, Long-Lived Assets and Impairment Assessments
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
The Company conducts a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit's carrying value, the Company will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, the Company will compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. The Company has one reporting unit and evaluates goodwill for impairment at the entity level. Based upon the results of the step one testing, the Company concluded that no impairment existed as December 31, 2013, and did not perform the second step of the goodwill impairment test.
Intangible assets with finite lives are amortized over their estimated useful lives of one to twelve years. Generally, amortization is based on the higher of a straight-line method or the pattern in which the economic benefits of the intangible asset will be consumed. There was no impairment expense related to intangible assets during, the years ended December 31, 2013, 2012 and 2011.
The Company also evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no impairment charges recorded during the years ended December 31, 2013, 2012 and 2011.
Business Combinations
The Company recognizes assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.
In addition, uncertainties in income tax and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company continues to gather information and evaluates these items and records any adjustments to the Company’s preliminary estimates to goodwill when the Company is within the measurement period. Subsequent to the measurement period, changes to these income tax uncertainties and tax related valuation allowances will affect the Company’s provision for income taxes in the Company’s consolidated statements of operations.
Revenue Recognition
            The Company generates revenue by providing its software applications as a service through on-demand subscription, perpetual and term licenses and related software maintenance, and professional services. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Recurring Revenue.    Recurring revenue, which includes SaaS revenue and maintenance revenue, are recognized as revenue ratably over the stated contractual period. SaaS revenue consists of subscription fees from customers accessing our cloud-based service offerings. Maintenance revenue consists of fees from customer purchasing subscriptions and receiving support for our on-premise solution. During 2013, we also recognized revenue associated with overages. Overages are a result of customers using our products in excess of contracted usage. These overages are primarily attributed to our SaaS products and were recorded in SaaS revenue. Revenue related to overages was immaterial for the year ended December 31, 2013.

           Service and Other Revenue.    Service and other revenue primarily consist of training, integration, and configuration services. Generally, the Company's professional services arrangements are on a time-and-materials basis. Time and material services are recognized as revenue as the services are rendered based on inputs to the project, such as billable hours incurred. For fixed-fee professional service arrangements, the Company recognizes revenue under the proportional performance method of accounting and estimates the proportional performance on a monthly basis, utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. Service and other revenue also includes license revenue from perpetual licenses which are recognized upon delivery of the product, using the residual method, assuming all the other conditions for revenue recognition have been met.

            In certain arrangements with non-standard acceptance criteria, the Company defers the revenue until the acceptance criteria are satisfied. Reimbursements, including those related to travel and out-of-pocket expenses are included in services and other revenue, and an equivalent amount of reimbursable expenses is included in cost of services and other revenue.

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1—The Company and Significant Accounting Policies (Continued)

In general, recurring revenue agreements are entered into for twelve to thirty-six months, and the professional services are performed within nine months of entering into a contract with the customer, depending on the size of integration.

SaaS agreements provide specified service level commitments, excluding scheduled maintenance. The failure to meet this level of service availability may require the Company to credit qualifying customers a portion of their subscription and support fees. Based on the Company’s historical experience meeting its service level commitments, the Company does not currently have any liabilities on its balance sheet for these commitments.

The Company commences revenue recognition when all of the following conditions are met:
• Persuasive evidence of an arrangement exists;
• Delivery has occurred or services have been rendered;
• The fees are fixed or determinable; and
• Collection of the fees is reasonably assured.

If we determine that any one of the four criteria is not met, we will defer recognition of revenue until all the criteria are met.

Multiple-deliverable arrangements with on-demand subscription.    For on-demand subscription agreements with multiple-deliverables, the Company evaluates each element to determine whether it represents a separate unit of accounting. The Company determines the best estimated selling price of each deliverable in an arrangement based on a selling price hierarchy of methods contained in  Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Accounting Standards Codification (“ASC”) Topic 605)-Multiple-Deliverable Revenue Arrangements: The best estimated selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. Total arrangement fees are allocated to each element using the relative selling price method. The Company has currently established VSOE for most deliverables, except for fixed fee service arrangements.

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

Multiple-deliverable arrangements with on-premise license.    For arrangements with multiple-deliverables, including license, professional services and maintenance, the Company recognizes license revenue using the residual method of accounting pursuant to the requirements of the guidance contained in ASC 985-605, Software Revenue Recognition. Under the residual method, revenue is recognized when VSOE for fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. If evidence of fair value cannot be established for the undelivered elements, all of the revenue is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. For maintenance and certain professional services, the Company has established VSOE as a consistent number of standalone sales of this deliverable have been priced within a reasonably narrow range.

Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenue.

Deferred Revenue

Deferred revenue consists of invoicing and payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers annually, quarterly, or in monthly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancellable subscription agreements. Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue, and the remaining portion is recorded as non-current deferred revenue.
Cost of Revenue
Cost of recurring revenue consists primarily of salaries, benefits, allocated overhead costs related to on-demand operations and technical support personnel, as well as allocated amortization of purchased technology. Cost of services revenue consists primarily of salaries, benefits, travel and allocated overhead costs related to consulting, training and other professional services personnel, including cost of services provided by third-party consultants engaged by the Company. Cost of license revenue consists primarily of amortization of purchased technology.
The deferred costs on the Company's consolidated balance sheets totaled $4.8 million and $3.8 million at December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013 and 2012 $3.4 million and $3.0 million of the deferred costs are included in prepaid and other current assets with the remaining amounts included in deposits and other assets in the consolidated balance sheets. The

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1—The Company and Significant Accounting Policies (Continued)

deferred costs mainly represent commission payments to the Company's direct sales force for on-demand subscription and maintenance agreement, which the Company amortizes as sales and marketing expense over the non-cancellable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements.
Restructuring Expenses
Restructuring expenses are comprised primarily of employee termination costs related to headcount reductions, costs related to properties abandoned in connection with facilities consolidation including estimated losses related to excess facilities based upon our contractual obligations net of estimated sublease income and related write-downs of leasehold improvements. We reassess the liability for excess facilities periodically based on market conditions.
Research and Development
The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of expenses for research and development staff, the cost of certain third-party service providers and allocated overhead.
Stock-Based Compensation
The Company measures and recognizes compensation expense for stock-based awards made to employees and directors including employee stock options and employee stock purchases under the Company's Employee Stock Purchase Plan ("ESPP") based on estimated fair values on the date of grant using the Black-Scholes option pricing model. Stock-based compensation expense for restricted stock units ("RSU"), relating to both performance and service-based awards, is estimated based on the market value of the Company's stock on the date of grant. The fair value of the performance award assumes that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The value of serviced-based awards is recognized as expense on a straight-line basis over the requisite service periods and the value of performance awards is expensed on an accelerated basis in the Company's consolidated statements of comprehensive loss.
Income Taxes
The Company is subject to income taxes in both the United States and foreign jurisdictions and the Company uses estimates in determining its provision for income taxes. This process involves estimating actual current tax assets and liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the consolidated balance sheets. Net deferred tax assets are recorded to the extent the Company believes that these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. With the exception of the net deferred tax assets of two of the Company's foreign subsidiaries, the Company maintained a full valuation allowance against its net deferred tax assets at December 31, 2013 because the Company believes that it is not more-likely-than-not that the gross deferred tax assets will be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event the Company were to determine that it would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made.
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
Advertising Costs
The Company expenses advertising costs in the period incurred. Advertising expense was $227,000, $146,000, and $7,000 for 2013, 2012 and 2011, respectively.
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
Note 2—Restructuring
Restructuring expenses primarily consist of costs associated with employee terminations and exit of excess facilities. These costs are recognized in accordance with the accounting guidance for exit activities and are presented as restructuring expenses in the Company's condensed consolidated statements of comprehensive loss.
The Company incurred restructuring expenses of $1.7 million, $1.1 million, and $0.6 million for the year ended December 31, 2013, 2012 and 2011, respectively.
The following table sets forth a summary of accrued restructuring expenses for 2013 and 2012 (in thousands):

	December 31, 2012	Cash Payments	Additions	Adjustments	December 31, 2013
Severance and termination-related costs	$589	$(2,147)	$1,706	$(7)	$141
Facilities related costs	289	(55)	—	—	234
Total accrued restructuring expenses	$878	$(2,202)	$1,706	$(7)	$375

	December 31, 2011	Cash Payments	Additions	Adjustments	December 31, 2012
Severance and termination-related costs	$—	$(422)	$1,198	$(187)	$589
Facilities related costs	443	(258)	209	(105)	289
Total accrued restructuring expenses	$443	$(680)	$1,407	$(292)	$878
Note 3—Acquisition
There was no acquisition activity for the year ended December 31, 2013. Please refer to Note 18—Subsequent Event for recent acquisition activity subsequent to year ended December 31, 2013.
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

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3—Acquisition (Continued)

The total purchase price for each acquisition was comprised of the following (amounts in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/(Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill deductible for tax purposes	Acquisition related expenses
Leadformix	$8,521	$(754)	$2,800	$6,475	Not deductible	$270
6FigureJobs	1,031	(195)	910	316	Not deductible	119
	$9,552	$(949)	$3,710	$6,791
The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisitions: (in thousands):

				Weighted Average Estimated Useful Life
					Estimated Life
	Leadformix	6FigureJobs	Total		Leadformix	6FigureJobs
Customer relationships	$640	$630	$1,270	6.01	7	5
Developed technology	1,900	220	2,120	6.79	7	5
Tradename	260	60	320	6.63	7	5
	$2,800	$910	$3,710
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
Note 4—Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the fiscal years ended December 31, 2013 and 2012 are as follows (in thousands):

Goodwill
Balance as of December 31, 2011	$24,416
Acquisitions	6,791
Balance as of December 31, 2012	$31,207
Acquisitions	—
Balance as of December 31, 2013	$31,207

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4—Goodwill and Intangible Assets (Continued)

Intangible assets consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31, 2012 Cost	December 31, 2012 Net	Additions	Amortization Expense	December 31, 2013 Net	Weighted Average Amortization Period (Years)
Developed technology	$20,576	$12,384	$611	$(3,326)	$9,669	4.3
Customer relationships	8,154	4,952	—	(876)	4,076	4.9
Tradenames	1,522	1,040	—	(212)	828	5.2
Favorable lease	40	1	13	(14)	—	N/A
Patents and licenses	3,059	2,744	—	(351)	2,393	7.6
Other	142	75	—	(46)	29	0.5
Total	$33,493	$21,196	$624	$(4,825)	$16,995

	December 31, 2011 Cost	December 31, 2011 Net	Additions	Amortization Expense	December 31, 2012 Net	Weighted Average Amortization Period (Years)
Developed technology	$15,179	$10,626	$5,397	$(3,639)	$12,384	5.1
Customer relationships	6,884	4,542	1,270	(860)	4,952	5.8
Tradenames	1,202	942	320	(222)	1,040	5.9
Favorable lease	40	14	—	(13)	1	0.0
Patents and licenses	1,525	1,522	1,534	(312)	2,744	8.4
Other	142	123	—	(48)	75	1.5
Total	$24,972	$17,769	$8,521	$(5,094)	$21,196
Intangible assets include third-party software licenses used in our products and acquired assets related to the Company's acquisitions. Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred.
Amortization expense related to intangible assets was $4.8 million, $5.1 million and $3.5 million in 2013, 2012 and 2011, respectively, and was charged to cost of revenue for purchased technology, sales and marketing expense for customer relationships and general and administrative expense for the favorable lease and other. The Company's intangible assets are amortized over their estimated useful lives of one to twelve years. Total future expected amortization is as follows (in thousands):

	Developed Technology	Customer Relationships	Tradenames	Patents and Licenses	Other
Year Ending December 31:
2014	$2,524	$873	$179	$349	$29
2015	2,118	873	179	343	—
2016	2,123	876	151	344	—
2017	1,813	768	142	343	—
2018	1,082	502	100	313	—
2019 and beyond	9	184	77	701	—
Total expected amortization expense	$9,669	$4,076	$828	$2,393	$29

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Financial Instruments
As of December 31, 2013, all marketable debt securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.
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
Interest income is included within interest income and other income (expense), net in the accompanying consolidated statements of comprehensive loss. Realized gains and losses are calculated using the specific identification method. As of December 31, 2013 and 2012, the Company had no short-term investments in an unrealized loss position for a duration greater than 12 months.
The components of the Company's marketable debt securities classified as available-for-sale were as follows at December 31, 2013 (in thousands):

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair value
Cash	$21,989	$—	$—	$21,989
Cash equivalents:
Money market funds	6,306	—	—	6,306
Total cash equivalents	6,306	—	—	6,306
Total cash and cash equivalents	$28,295	$—	$—	$28,295
Short-term investments:
U.S. government and agency obligations	6,115	—	—	6,115
Corporate notes and obligations	1,751	—	—	1,751
Total short-term investments	$7,866	$—	$—	$7,866
For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2013 (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$5,066	$5,066
Between 1 and 2 years	2,800	2,800
Total	$7,866	$7,866

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5—Financial Instruments (Continued)

The components of the Company's marketable debt securities classified as available-for-sale were as follows for December 31, 2012 (in thousands):

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair value
Cash	$13,062	$—	$—	$13,062
Cash equivalents:
Money market funds	3,338	—	—	3,338
Total cash equivalents	3,338	—	—	3,338
Total cash and cash equivalents	$16,400	$—	$—	$16,400
Short-term investments:
U.S. Treasury bills	1,000	—	—	1,000
U.S. government and agency obligations	5,700	—	—	5,700
Corporate notes and obligations	6,061	10	—	6,071
Total short-term investments	$12,761	$10	$—	$12,771
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
The Company had realized losses on sales of its investments of zero, zero and 2,000, for the years ended December 31, 2013, 2012, and 2011, respectively. The Company had proceeds, net of purchases of investments, of $4.8 million and $22.3 million from maturities and sales of investments for 2013 and 2012, respectively.
The short-term investments in government obligations or highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities so as to assess if any of the impairments will be considered other-than-temporary. The Company did not identify any government obligations or highly rated credit securities held as of December 31, 2013 and 2012 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Fair Value Measurements
The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company's financial assets was determined using the following inputs at December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
December 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$6,306	$6,306	$—	$—
Corporate notes and obligations(2)	6,115	—	6,115	—
U.S. government and agency obligations(2)	1,751	—	1,751	—
Total	$14,172	$6,306	$7,866	$—
_______________________________________________________________________________

(1)	Included in cash and cash equivalents on the consolidated balance sheet.

(2)	Included in short-term investments on the consolidated balance sheet.

	Fair Value Measurements at Reporting Date Using
December 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$3,338	$3,338	$—	$—
U.S. Treasury bills(2)	1,000	1,000	—	—
Corporate notes and obligations(2)	6,071	—	6,071	—
U.S. government and agency obligations(2)	5,700	—	5,700	—
Total	$16,109	$4,338	$11,771	$—
Liabilities:
Contingent consideration(3)	$1,750	$—	$—	$1,750
Total	$1,750	$—	$—	$1,750
_______________________________________________________________________________

(1)	Included in cash and cash equivalents on the consolidated balance sheet.

(2)	Included in short-term investments on the consolidated balance sheet.

(3)	Included in accrued expenses on the consolidated balance sheet.
The tables below presents the changes during the period related to balances measured using significant unobservable inputs (Level 3) for years ended December 31, 2013 and 2012 (in thousands):

	Balance at December 31, 2012	Additions	Payments	Balance at December 31, 2013
Liabilities:
Contingent consideration	$1,750	$—	$(1,750)	$—
Total	$1,750	$—	$(1,750)	$—
During 2013 the Company paid 100% of the earn-out payment related to acquisition of Webcom as a result of achievement of milestones specified in the merger agreement.

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
Note 7—Balance Sheet Components
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2013	2012
Equipment	$16,616	$12,958
Purchased software	6,648	5,094
Furniture and fixtures	1,612	1,540
Leasehold improvements	1,872	1,854
Construction in progress	72	3,340
Property and equipment, gross	26,820	24,786
Less: Accumulated depreciation	15,469	14,206
Property and equipment, net	$11,351	$10,580
Depreciation expense for 2013, 2012 and 2011 was $4.5 million, $3.1 million and $3.1 million, respectively.
Property and equipment included a total of $7.3 million and $3.4 million in assets acquired under capital leases for the years ended December 31, 2013 and 2012, respectively. Accumulated amortization relating to capital lease totaled $3.5 million, and $2.3 million for the years ended December 31, 2013 and 2012, respectively. Amortization of assets under capital leases is included in depreciation expense.
Prepaids and other current assets consisted of the following (in thousands):

	As of December 31,
	2013	2012
Convertible debt issuance costs, current portion	129	536
Prepaid taxes	403	362
Deferred costs	3,381	2,992
Prepaid insurance	293	540
Prepaid expenses	1,945	1,858
Other current assets	81	430
Total prepaid and other current assets	$6,232	$6,718

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7—Balance Sheet Components (Continued)

Accrued payroll and related expenses consisted of the following (in thousands):

	As of December 31,
	2013	2012
Vacation accrual	$2,139	$1,874
Commissions	2,177	1,823
Bonus	1,262	381
ESPP	686	636
Severance liability	252	589
Accrued payroll related expenses	861	551
Total accrued payroll related expenses	$7,377	$5,854
Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2013	2012
Sales tax payable	$1,099	$684
Accrued interest payable	60	234
Income taxes payable	87	95
Restructuring facility liability	98	49
Accrued expenses	4,051	7,102
Total accrued expenses	$5,395	$8,164
Note 8—Convertible Notes
As of December 31, 2013, the Company had an aggregate principal amount of $14.2 million of the 4.75% Convertible Senior Notes (“Convertible Notes”) due in 2016 outstanding. Interest is payable on June 1 and December 1 of each year until the maturity date of June 1, 2016 unless the Convertible Notes are converted, redeemed or repurchased. The Convertible Notes are senior unsecured obligations of the Company. Based on market prices, the fair value of the Convertible Notes was $20.3 million and $58.0 million as of December 31, 2013 and December 31, 2012, respectively.
During the fourth quarter of 2013, the Company entered into agreements with three existing holders of its Convertible Notes pursuant to which such holders converted $45.0 million aggregate principal amount of the Convertible Notes into 5,837,015 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock pursuant to the terms of the Convertible Notes, the Company also paid accrued interest of $0.3 million, associated broker cost, cash and stock premium of $4.8 million. The cash and stock premium are recognized as Debt Conversion Expense on the Consolidated Statement of Comprehensive Loss for the twelve months ended December 31, 2013. Additionally, the Company reclassified $1.0 million of deferred debt issuance costs to additional paid-in capital in connection with the conversion of the Convertible Notes.
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
The Convertible Notes are recorded as long-term debt. The current balance of the debt issuance costs associated with the issuance of the Convertible Notes is recorded within prepaid and other current assets, and the non-current balance is recorded within deposits and other assets, and is being amortized to interest expense over the terms of the Convertible Notes. At December 31, 2013 and 2012, $0.1 million and $0.5 million, respectively, of the debt issuance costs are included in prepaid and other current assets, with the remaining amounts of $0.2 million and $1.3 million, respectively, recorded in deposits and other assets.

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Contractual Obligations, Commitments and Contingencies
Contractual Obligations and Commitments
For each of the next five years and beyond, the Company has the following contractual obligations, long-term operating and capital lease obligations and unconditional purchase commitments (in thousands):

	Convertible notes		Term note (1)		Unconditional purchase commitments	Operating lease commitments	Capital lease obligations
	Principal	Interest	Principal	Interest
Year Ending December 31:
2014	$—	$674	$568	$33	$1,325	$2,126	$1,005
2015	—	674	620	28	848	1,958	1,125
2016	14,197	281	620	20	223	1,702	224
2017	—	—	620	13	—	944	—
2018	—	—	620	5	—	285	—
2019 and beyond	—	—	52	—	—	—	—
Future minimum payments	$14,197	$1,629	$3,100	$99	$2,396	$7,015	2,354
Less: amount representing interest							(59)
Present value of capital lease obligations							$2,295
(1) In January 2014, the Company obtained a term note with a principal amount of $3.1 million.
The Company leases its facilities under several non-cancellable operating lease agreements that expire at various dates through 2018. For leases with escalating rent payments, rent expense is amortized on a straight-line basis over the life of the lease. The Company had deferred rent of $0.8 million and $1.0 million as of December 31, 2013 and 2012, respectively. Rent expense for 2013, 2012 and 2011 was $1.9 million, $1.5 million and $1.5 million, respectively. In addition, the Company, in the normal course of business, enters into non-cancellable capital leases with various expiring dates.
Included in deposits and other assets in the consolidated balance sheets at December 31, 2013 and 2012 is restricted cash totaling $0.5 million and $0.6 million, related to security deposits on leased facilities and a customer letter of credit. The restricted cash represents investments in certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities.
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
On May 4, 2012, the Company acquired 6FigureJobs, which included $0.3 million for indemnity holdback payable upon the one-year anniversary of the closing date. The indemnity holdback was paid in May 2013.
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

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9—Contractual Obligations, Commitments and Contingencies (Continued)

Intellectual Property Litigation
Callidus Software, Inc. v. Xactly Corporation - Settled
On August 31, 2012, the Company filed suit against Xactly Corporation (“Xactly”) in the United States District Court for the Central District of California. The suit alleged that Xactly infringed U.S. Patents 8,046,387 and 7,774,378. On October 24, 2012, the Company amended its complaint to add Xactly's President and Chief Executive Officer as a defendant and to add claims for trademark infringement, false advertising, false and misleading advertising, trade libel, defamation, intentional interference with prospective economic advantage, intentional interference with contractual relations, breach of contract and unfair competition, in addition to patent infringement. On January 28, 2013, the Company further amended its complaint to allege that Xactly also infringed U.S. Patent 6,473,748 and dismissed its intentional interference with contractual relations claim. On March 14, 2013, the case was transferred to the United States District Court in the Northern District of California. On May 31, 2013, the Company and Xactly entered into a stipulated dismissal of the Company's trademark infringement claim whereby Xactly agreed that it would not use the Company's trademarks-in-suit in certain of Xactly's marketing and advertising activities going forward. On November 25, 2013, Callidus, Xactly and Xactly's President and Chief Executive Officer entered into a Settlement, Release, and License Agreement that, among other things, included an agreement by Xactly to pay the Company $2.0 million in license fee, which will be paid in four equal annual installments of $0.5 million beginning November 2013. Upon receipt of installment payments, the Company will record the amount under operating expenses as an offset to legal fees. As of December 31, 2013, the Company has recorded $0.5 million of offset to legal fees under operating expenses regarding this settlement.
TQP Development, LLC v. Callidus Software, Inc. - Settled
On December 14, 2012, TQP Development, LLC (“TQP”) filed suit against Callidus in the United States District Court for the Eastern District of Texas Marshall Division (“Texas District Court”). The suit asserted that Callidus infringed U.S. Patent No. 5,412,730. The Company filed a petition with the PTAB on October 11, 2013 for covered business method patent review of U.S. Patent No. 5,412,730. On December 2, 2013, the Company entered into a Settlement Agreement with TQP for no monetary consideration. Pursuant to the Settlement Agreement, 1) TQP dismissed, with prejudice, its outstanding suit against the Company in the Texas District Court on December 4, 2013, and 2) the PTAB accepted the parties’ joint motion to terminate the covered business method patent review proceeding on December 11, 2013.
Versata Software, Inc. and Versata Development Group, Inc. v. Callidus Software, Inc. - Ongoing
On July 19, 2012, Versata Software, Inc. and Versata Development Group, Inc. (collectively, “Versata”) filed suit against Callidus in the United States District Court for the District of Delaware (“Delaware District Court”). The suit asserted that the Company infringes U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024. The Company believes that the claims are without merit and intends to vigorously defend against these claims. On May 30, 2013, the Company answered the complaint and filed a counterclaim against Versata in the Delaware District Court. The Company's counterclaim asserted that Versata infringes U.S. Patent Nos. 6,269,355, 6,850,924 and 6,473,748. On August 30, 2013, the Company filed petitions with the United States Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) for covered business method patent review of U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024, which Versata filed responses to on December 12, 2013. The Company also filed a motion with the Delaware District Court on August 30, 2013 to stay the litigation pending completion of the patent review proceedings with the PTAB. On January 8, 2014, the Company was granted leave by the Delaware District Court to add Versata Inc. as a counterclaim defendant. On March 4, 2014, the PTAB instituted covered business method patent review of each of Versata’s patents, namely, U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024, finding that it is more likely than not that the Company will prevail in establishing that the challenged claims are not patentable. At this stage in the case, the Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable, or to estimate the range of potential loss, if any.
Other matters
In addition to the above litigation matters, the Company is from time to time a party to other various litigation and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters are likely to have a material adverse effect on the Company's future financial results.
The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2013, the Company has not recorded any such liabilities in accordance with accounting for contingencies. However, litigation is subject to inherent uncertainties and our view on these matters may change in the future.

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Net Loss Per Share
Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the conversion of the Convertible Notes, the exercise of outstanding common stock options, the release of restricted stock, and purchases of shares under the ESPP to the extent these shares are dilutive. For 2013, 2012 and 2011, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Years Ended December 31,
	2013	2012	2011
Restricted stock	1,918	3,543	3,672
Stock options	2,490	3,299	4,713
ESPP	42	67	76
Convertible notes	7,129	7,680	5,344
Total	11,579	14,589	13,805
The weighted average exercise price of stock options excluded for 2013, 2012 and 2011 was $4.42, $4.74 and $4.56, respectively.
Note 11—Stock-Based Compensation
Expense Summary
Stock-based compensation expenses of $10.4 million, $13.7 million and $12.3 million was recorded during the years ended December 31, 2013, 2012 and 2011, in the consolidated statement of comprehensive loss. The table below sets forth a summary of stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	Years Ended December 31,
	2013	2012	2011
Stock-based compensation:
Stock Options	$866	$838	$1,171
Restricted Stock Units
Performance Awards	1,097	444	665
Service-based Awards	7,835	11,571	10,173
ESPP	597	802	232
Actek Acquisition Compensation	—	—	42
Total stock-based compensation	$10,395	$13,655	$12,283
As of December 31, 2013, there was $2.6 million, $5.8 million and $0.3 million of total unrecognized compensation expense related to stock options, restricted stock units and the ESPP, respectively. This expense related to stock options, restricted stock units and the ESPP and is expected to be recognized over a weighted average period of 3.3 years, 1.4 years and 0.6 years, respectively.

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11—Stock-Based Compensation (Continued)

The table below sets forth the functional classification of stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Stock-based compensation:
Cost of recurring revenue	$783	$1,550	$3,339
Cost of services and other revenue	1,060	2,070	1,495
Sales and marketing	2,420	3,778	1,987
Research and development	1,797	1,782	1,548
General and administrative	4,335	4,475	3,914
Total stock-based compensation	$10,395	$13,655	$12,283
Determination of Fair Value
The fair value of each restricted stock unit, relating to both performance and service-based awards, is estimated based on the market value of the Company's stock on the date of grant and the average historical forfeiture rate. The fair value of the performance award assumes that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.
The fair value of each stock option is estimated on the date of grant and the fair value of each ESPP share is estimated on the beginning date of the offering period using the Black-Scholes-Merton valuation model and the assumptions noted in the following table.

Years Ended December 31,
	2013	2012	2011
Stock Option Plans
Expected life (in years)	5.0 to 6.1	5.0 to 6.0	2.5 to 6.0
Risk-free interest rate	1.41% to 1.93%	0.72% to 1.33%	0.50% to 1.12%
Volatility	61% to 63%	60% to 65%	59% to 69%
Dividend Yield	—	—	—
Employee Stock Purchase Plan
Expected life (in years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.08% to 0.17%	0.13% to 0.20%	0.07% to 0.29%
Volatility	41% to 62%	56% to 62%	39% to 53%
Dividend Yield	—	—	—
Expected Dividend Yield—The Company has never paid dividends and does not expect to pay dividends.
Risk-Free Interest Rate—The risk-free interest rate was based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term.
Expected Term—Expected term represents the period that the Company's stock-based awards are expected to be outstanding. The Company's assumptions about the expected term have been based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected term for stock options was estimated using the simplified method allowed under SEC guidance.
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

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11—Stock-Based Compensation (Continued)

Stockholder-Approved Stock Option and Incentive Plans
In June 2013, the 2013 Stock Incentive Plan ("2013 Plan") became effective upon the approval of the Company's Board of Directors and stockholders, and as a result, the 2003 Stock Incentive Plan ("2003 Plan") was expired and replaced. All outstanding shares available for grant under the 2003 Plan were expired upon the adoption of the 2013 Plan.
The Company was authorized to issue 3,469,500 shares of common stock under the 2013 Plan. Under the 2013 plan, the Company's board of directors (or an authorized subcommittee) may grant stock options or other types of stock awards, such as restricted stock, restricted stock units, stock bonus awards or stock appreciation rights. Incentive stock options may be granted only to the Company's employees. Nonstatutory stock options and other stock-based awards may be granted to employees, consultants or non-employee directors. These options vest as determined by the board of directors (or an authorized subcommittee), generally over four years. The restricted stock units also vest as determined by the board, generally over three years. The vesting period generally equals the requisite service period of the individual grantees.
A summary of the Company's shares available for grant and the status of options and awards are as follows:
Shares Available for Grant

	2013	2012	2011
	(Number of Shares)
Beginning Available	2,578,940	2,014,218	3,423,496
Authorized	3,469,500	1,756,431	1,598,985
Granted	(2,024,798)	(2,519,851)	(3,434,971)
Cancelled	1,335,591	1,328,142	426,708
Expired	(2,880,435)	—	—
Ending Available	2,478,798	2,578,940	2,014,218
Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2010	5,470,729	$4.51
Granted	300,200	5.65
Exercised	(1,168,957)	3.85		$2,653
Forfeited	(122,769)	5.92
Expired	(76,200)	5.02
Outstanding as of December 31, 2011	4,403,003	4.71
Granted	120,200	5.86
Exercised	(714,820)	5.16		1,358
Forfeited	(134,346)	3.52
Expired	(638,555)	7.64
Outstanding as of December 31, 2012	3,035,482	4.09
Granted	815,500	6.79
Exercised	(1,427,456)	3.54		6,151
Forfeited	(108,306)	5.10
Expired	(367,006)	5.30
Outstanding as of December 31, 2013	1,948,214	$5.34	5.04	$16,374
Vested and Expected to Vest as of December 31, 2013	1,791,076	$5.20	4.67	$15,291
Exercisable as of December 31, 2013	1,211,511	$4.53	2.70	$11,170

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11—Stock-Based Compensation (Continued)

Restricted Stock Units

	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Unreleased as of December 31, 2010	2,268,610
Granted	3,134,771
Released	(1,316,100)
Forfeited	(227,989)
Unreleased as of December 31, 2011	3,859,292
Granted	2,399,651
Released	(2,597,880)
Forfeited	(551,380)
Unreleased as of December 31, 2012	3,109,683
Granted	1,209,298
Released	(1,754,872)
Forfeited	(856,695)
Unreleased as of December 31, 2013	1,707,414	0.91	$23,443
Vested and Expected to Vest as of December 31, 2013	1,520,513	0.85	$18,051
Restricted stock units are not considered outstanding at the time of grant, as the holders of these units are not entitled to dividends and voting rights. Unvested restricted stock units are not considered outstanding in the computation of basic net loss per share.
As of December 31, 2013, the range of exercise prices and weighted average remaining contractual life of outstanding options are as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.62 - $3.20	285,007	1.03	$3.08	279,473	$3.08
$3.21 - $3.90	215,707	0.97	3.65	202,759	3.67
$4.00 - $4.15	226,000	1.95	4.15	226,000	4.15
$4.31 - $4.84	232,750	2.46	4.61	168,843	4.62
$5.27 - $6.01	272,000	7.21	5.72	150,000	5.49
$6.25 - $6.42	80,700	9.37	6.26	79,100	6.25
$6.59 - $6.59	299,444	9.49	6.59	37,429	6.59
$6.67 - $7.22	77,000	5.87	6.89	33,354	7.17
$7.69 - $7.69	211,556	9.66	7.69	17,337	7.69
$7.92 - $16.03	48,050	5.21	10.93	17,216	13.01
$2.62 - $16.03	1,948,214	5.04	$5.34	1,211,511	$4.53
For the year ended December 31, 2013, the weighted-average fair value of stock options and restricted stock units granted by the Company was $3.87 and $5.68 per share, respectively. For the year ended December 31, 2012, the weighted-average fair value of stock options and restricted stock units granted was $3.19 and $6.80 per share, respectively. For the year ended December 31, 2011, the weighted-average fair value of stock options and restricted stock units granted was $2.54 and $5.93 per share, respectively. The total intrinsic value of stock options exercised was $6.2 million, $1.4 million and $2.7 million for 2013, 2012 and 2011, respectively. The total cash received from employees as a result of stock option exercises was $5.1 million, $3.7 million and $4.5 million for 2013, 2012 and 2011, respectively.

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11—Stock-Based Compensation (Continued)

Employee Stock Purchase Plan
The Company's Employee Stock Option Plan, which was adopted in 2003 and amended and restated in 2013, is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. The ESPP is designed to enable eligible employees to purchase shares of the Company's common stock at a discount on a periodic basis through payroll deductions. Each offering period under the ESPP will be for 12 months and will consist of two consecutive six-month purchase periods. The purchase price for shares of common stock purchased under the ESPP will be 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period and the fair market value of the Company's common stock on the last day of each purchase period. The Company issued approximately 435,000, 407,000 and 325,000 shares during the years ended December 31, 2013, 2012 and 2011 under the ESPP. The weighted-average fair value of stock purchase rights granted under the ESPP during 2013, 2012 and 2011 was $1.96 per share, $1.76 per share and $1.62 per share, respectively.
Note 12—Stockholders' Equity
Preferred Stock
The Company's certificate of incorporation authorizes 5,000,000 shares of undesignated preferred stock with a par value of $0.001, of which no shares were outstanding as of December 31, 2013 and 2012.
Treasury Stock
In connection with the Convertible Notes issued in May 2011, the Company's Board of Directors approved the repurchase of the Company's outstanding common stock. On July 14, 2011, the Company repurchased 2,338,797 shares of our outstanding common stock for $14.4 million. The Company did not repurchase any of its outstanding common shares in 2013 or 2012.
Note 13—Income Taxes
The following is a geographical breakdown of consolidated loss before income taxes by income tax jurisdiction (in thousands):

	2013	2012	2011
United States	$(20,675)	$(27,796)	$(18,429)
Foreign	1,319	486	(324)
Total	$(19,356)	$(27,310)	$(18,753)
The provision (benefit) for income taxes for 2013, 2012 and 2011 consists of the following (in thousands):

	2013	2012	2011
Current:
Federal	$—	$4	$(6)
State	—	—	26
Foreign	1,815	559	89
Deferred:
Federal	159	(185)	(2,871)
State	—	(22)	(188)
Foreign	81	32	31
Total provision (benefit) for income taxes	$2,055	$388	$(2,919)

The increase in provision for income taxes in 2013 from 2012 was primarily due to an increase in foreign withholding taxes and income taxes in foreign jurisdiction.

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13—Income Taxes (Continued)

The provision (benefit) for income taxes differs from the expected tax benefit computed by applying the statutory federal income tax rates to consolidated loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal tax at statutory rate	$(6,581)	$(9,286)	$(6,376)
State taxes, net of benefit	—	—	26
Non-deductible expenses	1,248	2,416	1,095
Foreign taxes	1,447	427	230
Current year net operating losses and other deferred tax assets for which no benefit has been recognized	7,320	7,181	5,448
Research and experimentation credit	(1,379)	—	(100)
Tax benefit due to the recognition of acquired deferred tax liabilities	—	(350)	(3,242)
Total provision (benefit) for income taxes	$2,055	$388	$(2,919)
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Net deferred tax assets consist of the following (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards	$53,902	$47,799
Accrued expenses	2,161	2,737
Unrealized gain/loss on investments	915	894
Research and experimentation credit carryforwards	10,884	9,480
Capitalized research and experimentation costs	18,100	17,617
Deferred stock compensation	2,223	3,651
Gross deferred tax assets	88,185	82,178
Less valuation allowance	(86,604)	(78,765)
Total deferred tax assets, net of valuation allowance	1,581	3,413
Deferred tax liabilities
Property and equipment	(1,602)	(3,357)
Goodwill	(887)	(728)
Net deferred tax liabilities	$(908)	$(672)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the period in which the temporary differences are deductible, the Company has recorded a valuation allowance against the deferred tax assets for which it believes it is not more likely than not to be realized. As of December 31, 2013 and 2012, a valuation allowance has been recorded on all deferred tax assets, except the deferred tax assets related to two of its foreign subsidiaries, based on the analysis of profitability for those subsidiaries.
The net changes for valuation allowance for years ended December 31, 2013 and 2012 were an increase of $7.8 million and $6.2 million, respectively.
The Company recorded approximately zero and $0.4 million of additional net deferred tax liabilities related to the various acquisitions completed during 2013 and 2012, respectively. The additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense.
As of December 31, 2013, the Company had net operating loss carryforwards for federal and California income tax purposes of $155.9 million and $44.2 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13—Income Taxes (Continued)

carryforwards, if not utilized, will expire over 20 years beginning in 2017. The California net operating loss carryforward, if not utilized, will expire over 20 years beginning in 2014.
Not included in the deferred income tax asset balance at December 31, 2013 is approximately $5.7 million, which pertains to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.
The Company also has research credit carryforwards for federal and California income tax purposes of approximately $7.7 million and $7.9 million, respectively, available to reduce future income taxes. The federal research credit carryforward, if not utilized, will expire over 20 years beginning in 2018. The California research credit carries forward indefinitely.
Federal and California tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change, as defined in Section 382 of the Internal Revenue Code. The Company's ability to utilize its net operating loss and tax credit carryforwards are subject to limitations under these provisions.
The Company has not provided for federal income taxes on all of the non-U.S. subsidiaries' undistributed earnings as of December 31, 2013 of $1.5 million, because such earnings are intended to be indefinitely reinvested. The residual U.S. tax liability, if such amounts were remitted, would be nominal.
The activity related to the Company's unrecognized tax benefits is set forth below (in thousands):

Amount
Balance at January 1, 2012	$2,339
Increases related to prior year tax positions	94
Increases related to current year tax positions	54
Reductions to unrecognized tax benefits as a result of a lapse of applicable statue of limitations	(9)
Balance at December 31, 2012 (1)	2,478
Increases related to prior year tax positions	175
Increases related to current year tax positions	222
Reductions to unrecognized tax benefits as a result of a lapse of applicable statue of limitations	(32)
Balance at December 31, 2013 (2)	$2,843
(1) $2.2 million of the unrecognized tax benefits reduced deferred tax assets and $0.3 million was included in accrued expenses on the consolidated balance sheet.
(2) $2.5 million of the unrecognized tax benefits reduced deferred tax assets and $0.3 million was included in accrued expenses on the consolidated balance sheet.
If recognized, $0.3 million of the unrecognized tax benefits at December 31, 2013 would reduce the Company's annual effective tax rate. The Company also accrued potential penalties and interest of $21,700 related to these unrecognized tax benefits during 2013, and in total, as of December 31, 2013, the Company has recorded a liability for potential penalties and interest of $130,000. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of comprehensive loss. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. The Company has classified the unrecognized tax benefits as a noncurrent liability, as it does not expect any payment of incremental taxes over the next 12 months. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. All tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2003 through 2013 tax years generally remain subject to examination by their respective tax authorities.
Note 14—Stockholders' Rights Plan
On August 31, 2004, the Company's board of directors approved the adoption of a Stockholder Rights Plan ("Rights Plan") and reserved 100,000 shares of participating, non-redeemable preferred stock for issuance upon exercise of the rights. The number of shares of preferred stock reserved for issuance may be increased by resolution of the board of directors without shareholder approval. The Rights Plan was amended on September 28, 2004.
On March 13, 2013, the Company entered into a Second Amendment to Rights Agreement (“Second Amendment), which amended the Rights Plan by accelerating the final expiration date of the rights to March 31, 2013. As a result of the Second Amendment, as of March 31, 2013, the rights were no longer outstanding and exercisable, and the Rights Plan was effectively terminated.

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Employee Benefit Plan
In 1999, the Company established a 401(k) tax-deferred savings plan ("401(k) plan"), whereby eligible employees may contribute a percentage of their eligible compensation up to the maximum allowed under IRS rules. Company contributions are discretionary, and no such Company contributions have been made since the inception of this plan up until December 31, 2011. Beginning January 1, 2012, the Company contributed 50% of each dollar that an employee contributed to their 401(k) plan up to a maximum of $1,000 annually, and the vesting of the Company contributions will be based on years of service. During the year ended December 31, 2013 and 2012, the Company recognized approximately $220,000 and $225,000 in expense related to the 401 (k) plan match.
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
The following table summarizes revenue for the years ended December 31, 2013, 2012 and 2011 by geographic areas (in thousands):

	2013	2012	2011
United States	$88,684	$74,477	$65,417
EMEA	12,241	11,578	11,172
Asia Pacific	5,379	4,943	3,239
Other	6,033	3,954	3,943
	$112,337	$94,952	$83,771
Substantially all of the Company's long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.
In 2013, 2012 and 2011, no customer accounted for more than 10% of our total revenue.
Note 17—Related Party Transactions
In June 2013, in the normal course of business, the Company entered into agreements with Lithium Technologies, Inc. (“Lithium”). The Chief Financial Officer of Lithium is a member of the Company's board of directors. The Company purchased an annual subscription for Lithium's social media management solutions in the amount of $120,000. In the same period, Lithium entered into a two year hosting agreement with the Company in the amount of $113,000. During the third quarter of 2013, the Company paid the entire annual fee of $120,000 for the social media management solution, of which approximately $62,000 was expensed and $58,000 remains in prepaid and other current assets as of December 31, 2013. During the year ended December 31, 2013, the Company recognized approximately $52,000 in revenue under the $113,000 annual hosting agreement. In addition, during the year ended December 31, 2013, the Company entered into an agreement with Lithium for services in the amount of $143,550, of which approximately $120,000 was recognized during the year.
Webcom Inc., a wholly-owned subsidiary of the Company, uses the services of a third-party vendor to perform product modeling and maintenance of certain equipment. The third-party vendor is owned by a relative of Webcom's senior management. For the year ended December 31, 2013 and 2012, Callidus paid approximately $143,000 and $141,000, respectively, to this vendor.

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Subsequent Event
In February 2014, the Company acquired LeadRocket, Inc., a social engagement and digital marketing platform provider, to expand our marketing automation tools to engage prospects on social media through a digital platform. The total purchase consideration of $3.0 million in cash includes a $0.5 million of indemnity holdback. The initial accounting for the business combination is in process and amounts to be recognized for assets acquired and liabilities assumed have not been determined. The synergy from the acquisition is expected to result in goodwill.