Form 10-Q
period 2014-03-31
CALLIDUS SOFTWARE INC
filed 2014-05-07
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
There were 45,958,386 shares of the registrant’s common stock, par value $0.001, outstanding on April 30, 2014, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$29,022	$28,295
Short-term investments	5,315	7,866
Restricted cash	2,996	—
Accounts receivable, net of allowances of $731 and $650 at March 31, 2014 and December 31, 2013, respectively	26,509	29,216
Deferred income taxes	210	—
Prepaid and other current assets	6,695	6,232
Total current assets	70,747	71,609
Property and equipment, net	14,545	11,351
Goodwill	32,791	31,207
Intangible assets, net	18,514	16,995
Deferred income taxes, noncurrent	556	405
Deposits and other noncurrent assets	2,700	2,626
Total assets	$139,853	$134,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,228	$2,987
Accrued payroll and related expenses	5,992	7,377
Accrued expenses	10,055	5,395
Deferred income taxes	1,159	1,159
Deferred revenue	46,769	46,222
Capital lease obligations	1,318	1,308
Total current liabilities	68,521	64,448
Deferred revenue, noncurrent	12,679	10,432
Deferred income taxes, noncurrent	205	155
Capital lease obligations, noncurrent	668	987
Convertible notes	14,197	14,197
Other noncurrent liabilities	1,829	1,921
Total liabilities	98,099	92,140
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 48,297 and 47,817 shares issued and 45,958 and 45,478 shares outstanding at March 31, 2014 and December 31, 2013, respectively	46	45
Additional paid-in capital	317,564	315,430
Treasury stock; 2,339 shares at March 31, 2014 and December 31, 2013	(14,430)	(14,430)
Accumulated other comprehensive income	198	165
Accumulated deficit	(261,624)	(259,157)
Total stockholders’ equity	41,754	42,053
Total liabilities and stockholders’ equity	$139,853	$134,193

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Recurring	$22,250	$19,624
Services and other	8,727	5,918
Total revenue	30,977	25,542
Cost of revenue:
Recurring	7,288	7,453
Services and other	5,110	5,222
Total cost of revenue	12,398	12,675
Gross profit	18,579	12,867

Operating expenses:
Sales and marketing	10,727	7,644
Research and development	4,873	4,429
General and administrative	5,086	5,186
Restructuring	—	1,243
Total operating expenses	20,686	18,502
Operating loss	(2,107)	(5,635)
Interest income and other income (expense), net	27	10
Interest expense	(237)	(854)
Loss before provision for income taxes	(2,317)	(6,479)
Provision for income taxes	150	124
Net loss	$(2,467)	$(6,603)
Net loss per share - basic and diluted
Net loss per share	$(0.05)	$(0.18)

Shares used in basic and diluted per share computation	45,944	37,139

Comprehensive loss
Net loss	$(2,467)	$(6,603)
Unrealized gains (loss) on available-for-sale securities	(2)	5
Foreign currency translation adjustments	35	(50)
Comprehensive loss	$(2,434)	$(6,648)

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,467)	$(6,603)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	1,152	987
Amortization of intangible assets	1,233	1,228
Provision for doubtful accounts	253	157
Stock-based compensation	2,292	2,591
Release of valuation allowance	(149)	—
Amortization of convertible notes issuance cost	32	134
Net amortization on investments	8	26
Changes in operating assets and liabilities:
Accounts receivable	2,841	(4,354)
Prepaid and other current assets	(463)	(503)
Other noncurrent assets	(107)	(289)
Accounts payable	332	(2,712)
Accrued expenses	245	1,673
Accrued payroll and related expenses	(1,369)	(510)
Accrued restructuring	(167)	284
Deferred revenue	2,114	5,067
Deferred income taxes	(311)	39
Net cash provided by (used in) operating activities	5,469	(2,785)

Cash flows from investing activities:
Purchases of investments	(1,209)	(3,319)
Proceeds from maturities and sale of investments	3,750	7,700
Purchases of property and equipment	(3,597)	(604)
Purchases of intangible assets	(112)	(126)
Acquisitions, net of cash acquired	(2,363)	—
Net cash provided by (used in) investing activities	(3,531)	3,651

Cash flows from financing activities:
Proceeds from issuance of common stock	1,190	1,002
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(1,347)	(341)
Payment of consideration related to acquisitions	(630)	(3,078)
Proceeds from term note financing, net of payment	2,996	—
Change in restricted cash	(2,996)	—
Repayment of debt	(150)	—
Payment of principal under capital leases	(309)	(311)
Net cash (used in) provided by financing activities	(1,246)	(2,728)
Effect of exchange rates on cash and cash equivalents	35	(40)
Net increase (decrease) in cash and cash equivalents	727	(1,902)
Cash and cash equivalents at beginning of period	28,295	16,400
Cash and cash equivalents at end of period	$29,022	$14,498

Supplemental disclosures of cash flow information:
Cash paid for interest on convertible debt	$169	$703
Cash paid for interest on capital leases	16	16
Non-cash financing of fixed assets acquired under capital lease	—	2,627

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Summary of Accounting Policies
All amounts included herein related to the condensed consolidated financial statements as of March 31, 2014 and the three months ended March 31, 2014 and 2013 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Callidus Software Inc.'s ("the Company") Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations regarding interim financial statements.
In the opinion of management, the accompanying condensed consolidated financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2014.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include wholly-owned subsidiaries in Australia, Canada, Germany, Hong Kong, India, Japan, Malaysia, Mexico, New Zealand, Serbia, Singapore, and the United Kingdom. All intercompany transactions and balances have been eliminated upon consolidation.
Use of Estimates
Preparation of the condensed consolidated financial statements in conformity with GAAP and the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, the reported amounts of revenue and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, uncertain tax liabilities, allowances for doubtful accounts, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairments, stock-based compensation forfeiture rates, accrued liabilities, the allocation of the value of purchase consideration for business acquisitions, and other contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates such estimates and assumptions on an ongoing basis for continued reasonableness, using historical experience and other factors, including the current economic environment. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and declines in information technology spending by prospective customers have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates. Changes in those estimates, if any, resulting from continuing changes in the economic environment, will be reflected in the condensed consolidated financial statements in future periods.
Recent Accounting Pronouncements
As of March 31, 2014, there were no recent accounting pronouncements that will significantly impact the Company's condensed consolidated financial statements upon adoption.
Note 2—Restructuring
Restructuring expenses primarily consist of costs associated with employee terminations and exit of excess facilities. These costs are recognized in accordance with the accounting guidance for exit activities and are presented as restructuring expenses in the Company's condensed consolidated statements of comprehensive loss. The Company incurred restructuring expense of zero and $1.2 million during the three months ended March 31, 2014 and 2013, respectively.
The following table sets forth a summary of accrued restructuring expenses for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	December 31, 2013	Cash Payments	Additions	Adjustments	March 31, 2014
Severance and termination-related costs	$141	$(141)	$—	$—	$—
Facilities-related costs	234	(26)	—	—	208

Total accrued restructuring expenses	$375	$(167)	$—	$—	$208

	December 31, 2012	Cash Payments	Additions	Adjustments	March 31, 2013
Severance and termination-related costs	$589	$(949)	$1,251	$(8)	$883
Facilities-related costs	289	(10)	—	—	279

Total accrued restructuring expenses	$878	$(959)	$1,251	$(8)	$1,162

Note 3—Acquisitions
LeadRocket, Inc.
On February 4, 2014, the Company acquired all of the common stock of LeadRocket, Inc., (“LeadRocket”), a privately-held company providing marketing automation and demand generation solutions that enable both marketing and sales users to identify and connect with leads efficiently. The Company acquired LeadRocket to strengthen its social engagement and digital marketing platform. The purchase consideration was $3.0 million, which included $2.5 million paid in cash and $0.5 million as indemnity holdback payable upon the one year closing anniversary. As of March 31, 2014, $0.4 million of the indemnity holdback remains accrued for potential indemnification claims, and the timing and amount of any additional indemnification items under the holdback is unknown.
The preliminary purchase price allocation for LeadRocket is summarized as follows (in thousands):

Fair Value
Net liabilities assumed	$(1,075)
Intangible assets	2,640
Goodwill	1,584
Deferred tax liabilities	(149)
Total purchase price	$3,000
The excess of purchase consideration over the fair value of net tangible liabilities assumed and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of assets acquired and liabilities assumed, specifically current and noncurrent income taxes payable and deferred taxes, may be subject to change as additional information is received and certain tax returns are finalized. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one-year from the acquisition date.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of the LeadRocket acquisition (in thousands):

	Fair Value	Useful Life
Developed technology	$570	2-4 years
Patents	1,060	10 years
Domain name	850	5 years
Customer Relationships	160	3 years
Total intangible assets subject to amortization	$2,640

The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of LeadRocket’s digital marketing platform with the Company’s other solutions. The goodwill balance is not deductible for U.S. income tax purposes.
Pro forma results of operations for the LeadRocket acquisition have not been presented because the acquisition is not material.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
As of March 31, 2014 and December 31, 2013, goodwill consisted of the following (in thousands):

Balance as of December 31, 2013	$31,207
LeadRocket	1,584
Balance as of March 31, 2014	$32,791

Note 4—Financial Instruments
As of March 31, 2014 and December 31, 2013, all investment debt securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.
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

Realized gains and losses are calculated using the specific identification method. As of March 31, 2014 and December 31, 2013, the Company had no short-term investments in a material unrealized loss position.
The components of the Company’s cash, cash equivalents, investments classified as available-for-sale and restricted cash were as follows at March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair value
Cash	$25,266	$—	$—	$—	$25,266
Cash equivalents:
Money market funds	2,256	—	—	—	2,256
U.S. government and agency obligations	1,500	—	—	—	1,500
Total cash equivalents	3,756	—	—	—	3,756
Total cash and cash equivalents	$29,022	$—	$—	$—	$29,022

Short-term investments:
U.S. government and agency obligations	4,108	1	—	—	4,109
Corporate notes and obligations	1,208	—	(2)	—	1,206
Total short-term investments	$5,316	$1	$(2)	$—	$5,315

Restricted cash	2,996	—	—	—	2,996

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair value
Cash	$21,989	$—	$—	$—	$21,989
Cash equivalents:
Money market funds	6,306	—	—	—	6,306
Total cash equivalents	6,306	—	—	—	6,306
Total cash and cash equivalents	$28,295	$—	$—	$—	$28,295

Short-term investments:
U.S. government and agency obligations	6,115	—	—	—	6,115
Corporate notes and obligations	1,751	—	—	—	1,751
Total short-term investments	$7,866	$—	$—	$—	$7,866
     The market value and the amortized cost of available-for-sale debt securities by contractual maturities as of March 31, 2014 were as follows (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$5,608	$5,609
Between 1 and 2 years	1,208	1,206
Total	$6,816	$6,815
     At March 31, 2014, the Company had no material unrealized losses on our short-term investments.
     The Company had no realized gains or losses on sales of its investments for the three months ended March 31, 2014 and 2013. The Company had proceeds, net of purchases of investments, of $2.5 million and $4.4 million from maturities and sales of investments during the three months ended March 31, 2014 and 2013, respectively.
The short-term investments in government obligations or highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities so as to assess if any of the impairments will be considered other-than-temporary. The Company did not identify any government obligations or highly rated credit securities held as of March 31, 2014 or as of December 31, 2013 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.
Note 5—Fair Value Measurements
The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at March 31, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$2,256	$2,256	$—	$—
U.S. government and agency obligations (2)	5,609	—	5,609	—
Corporate notes and obligations (2)	1,206	—	1,206	—
Restricted cash (3)	2,996	2,996	—	—
Total	$12,067	$5,252	$6,815	$—
_____________________________________________________________________________
(1) Included in cash and cash equivalents on the condensed consolidated balance sheet.
(2) Included in short-term investments on the condensed consolidated balance sheet, except for $1.5 million of U.S. government and agency obligation with original maturities of less than 90 days, which was classified as cash equivalents.
(3) Included in restricted cash on the condensed consolidated balance sheet.
The estimated fair value of the Company’s financial assets was determined using the following inputs at December 31, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2013	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$6,306	$6,306	$—	$—
U.S. government and agency obligations (2)	6,115	—	6,115	—
Corporate notes and obligations (2)	1,751	—	1,751	—
Total	$14,172	$6,306	$7,866	$—
_____________________________________________________________________________
(1) Included in cash and cash equivalents on the consolidated balance sheet.
(2) Included in short-term investments on the consolidated balance sheet.

Valuation of Investments
Level 1 and Level 2
     The Company’s available-for-sale securities include money market funds, corporate notes and obligations, and U.S. government and agency obligations. The Company values these securities using a pricing matrix from a pricing service provider, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). The Company classifies all of its available-for-sale securities, except for money market funds, as having Level 2 inputs. The Company validates the estimated fair value of certain securities from a pricing service provider on a quarterly basis. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.
Level 3
     As of March 31, 2014, the Company had no Level 3 instruments. The Company did not have any transfers between Level 1, Level 2 and Level 3 fair value measurements during the periods presented as there were no changes in the composition in Level 1, 2 or 3.
Note 6—Convertible Notes
As of March 31, 2014, the Company had an aggregate principal amount of $14.2 million of the 4.75% Convertible Senior Notes (“Convertible Notes”) due in 2016 outstanding. Interest is payable on June 1 and December 1 of each year until the maturity date of June 1, 2016 unless the Convertible Notes are converted, redeemed or repurchased. The Convertible Notes are senior unsecured obligations of the Company. Based on market prices, the fair value of the Convertible Notes was $23.1 million and $20.3 million as of March 31, 2014 and December 31, 2013, respectively.
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
The Convertible Notes are recorded as long-term debt. The current balance of the debt issuance costs associated with the issuance of the Convertible Notes is recorded within prepaid and other current assets, and the non-current balance is recorded within deposits and other assets, and is being amortized to interest expense over the terms of the Convertible Notes. At March 31, 2014 and December 31, 2013, $0.1 million of the debt issuance costs are included in prepaid and other current assets, with the remaining amounts of $0.2 million, recorded in deposits and other assets.
Note 7—Commitments and Contingencies
Except as discussed below, there were no material changes in the Company's commitments under contractual obligations as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2013.
Term Note
In January 2014, the Company entered into a term note agreement with the principal amount of $3.1 million payable over 5 years. The term note is fully collateralized with cash, classified as accrued expenses and the collateral as restricted cash. As of March 31, 2014, the outstanding liability was $3.0 million and management intends to settle the loan in full during 2014.
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
Intellectual Property Litigation
Versata Software, Inc. and Versata Development Group, Inc. v. Callidus Software, Inc. - Ongoing
On July 19, 2012, Versata Software, Inc. and Versata Development Group, Inc. (collectively, “Versata”) filed suit against Callidus in the United States District Court for the District of Delaware (“Delaware District Court”). The suit asserted that the Company infringes U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024. The Company believes that the claims are without merit and intends to vigorously defend against these claims. On May 30, 2013, the Company answered the complaint and filed a counterclaim against Versata in the Delaware District Court. The Company's counterclaim asserted that Versata infringes U.S. Patent Nos. 6,269,355, 6,850,924 and 6,473,748. On August 30, 2013, the Company filed petitions with the United States Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) for covered business method (“CBM”) patent review of U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024, which Versata filed responses to on December 12, 2013. The Company also filed a motion with the Delaware District Court on August 30, 2013 to stay that litigation (“Motion to Stay”) pending completion of the patent review proceedings with the PTAB. On January 8, 2014, the Company was granted leave by the Delaware District Court to add Versata Inc. as a counterclaim defendant. On March 4, 2014, the PTAB instituted covered business method patent review of each of Versata’s patents, namely, U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024, finding that it is more likely than not that the Company will prevail in establishing that the challenged claims are not patentable. After requesting that the PTAB reconsider its decision to institute, which was denied, Versata filed a petition for writ of mandamus with the Court of Appeals for the Federal Circuit on April 11, 2014 asking that Court to deny institution of CBM patent review by the PTAB; the Court of Appeals denied Versata's petition for writ of mandamus on May 5, 2014. On April 17, 2014, the Company filed additional petitions with the PTAB for CBM patent review to address all of the remaining claims not previously covered in the prior petitions with respect to U.S Patent Nos. 7,908,304 and 7,958,024. At this stage in the case, the Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable, or to estimate the range of potential loss, if any.

Other Matters
In addition to the above litigation matter, the Company is from time to time a party to other various litigation and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters are likely to have a material adverse effect on the Company’s future financial results.
The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At March 31, 2014, the Company had not recorded any such liabilities in accordance with accounting for contingencies. However, litigation is subject to inherent uncertainties and the Company's view on these matters may change in the future.
Note 8—Net Loss Per Share
Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the conversion of the Convertible Notes, the exercise of outstanding common stock options, the release of restricted stock units, and purchases of shares pursuant to our employee stock purchase plan ("ESPP") to the extent these shares are dilutive. For the three months ended March 31, 2014 and 2013, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Restricted Stock Units	1,981	2,252
Stock Options	1,903	2,798
ESPP	2	28
Convertible Notes	1,843	7,680
Total	5,729	12,758
     The weighted average exercise price of stock options excluded for the three months ended March 31, 2014 and 2013 were $5.23 and $4.09, respectively.
Note 9—Stock-based Compensation
Expense Summary
The table below sets forth a summary of stock-based compensation expense for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock Options	$203	$79
Restricted Stock Units
Performance Awards	392	127
Service-based Awards	1,492	2,219
ESPP	205	166
Total Stock-based Compensation	$2,292	$2,591

As of March 31, 2014, there was $2.4 million, $4.4 million, $12.4 million and $0.4 million of total unrecognized compensation expense related to stock options, performance awards, service-based awards and ESPP shares, respectively. The expenses related to stock options, performance awards, service-based awards and ESPP shares are expected to be recognized over a weighted average period of 3.1 years, 2.5 years, 2.0 years and 0.7 years, respectively.

     The table below sets forth the functional classification of stock-based compensation expense for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of recurring revenue	$182	$174
Cost of services and other revenue	214	406
Sales and marketing	592	573
Research and development	438	466
General and administrative	866	972
Total stock-based compensation	$2,292	$2,591
Performance Awards
During the three months ended March 31, 2014, the Company granted performance awards with vesting contingent on absolute SaaS revenue growth over the three year period from 2014 through 2016, and the Company’s relative total stockholder return over the three year period from 2014 through 2016 versus an index of 17 SaaS companies.
During the three months ended March 31, 2013, the Company granted performance awards with vesting contingent on successful attainment of pre-set SaaS revenue growth and recurring revenue gross profit targets.
Determination of Fair Value
The fair value of service-based awards is estimated based on the market value of the Company’s stock on the date of grant. A portion of the performance awards granted during the three months ended March 31, 2014 are based on relative stockholder return and therefore, are subject to a market condition. As a result, the fair value of performance awards is calculated using a Monte Carlo simulation model that estimates the distribution of the potential outcomes of the grants of performance awards based on simulated future index of the peer companies.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model, however, no stock options were granted during the three months ended March 31, 2014 and 2013.
The fair value of each ESPP share is estimated on the enrollment date of the offering period using the Black-Scholes valuation model and the assumptions noted in the following table.

Three Months Ended March 31,
	2014	2013
Employee Stock Purchase Plan
Expected life (in years)	0.49 to 1.00	0.50 to 1.00
Risk-free interest rate	0.08% to 0.12%	0.13% to 0.17%
Volatility	47% to 50%	52% to 62%
Dividend yield	None	None
Note 10—Income Taxes
Income tax expense for the three months ended March 31, 2014 was $0.2 million, compared to income tax expense of $0.1 million for the same period in 2013. The increase in tax expense for the three months ended March 31, 2014 was primarily due to withholding taxes in foreign jurisdictions, partially offset by the release of a portion of the valuation allowance associated with the acquisition of LeadRocket.
Note 11—Segment, Geographic and Customer Information
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
The following table summarizes revenue for the three months ended March 31, 2014 and 2013 by geographic areas (in thousands):

	Three Months Ended March 31,
	2014	2013
United States	$25,315	$20,075
EMEA	2,962	3,193
Asia Pacific	1,326	1,059
Other	1,374	1,215
	$30,977	$25,542
Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.
During the three months ended March 31, 2014 and 2013, no customer accounted for more than 10% of total revenue.
Note 12—Related-Party Transactions
In June 2013, in the normal course of business, the Company entered into agreements with Lithium Technologies, Inc. (“Lithium”), whose Chief Financial Officer is a member of the Company's Board of Directors. The Company purchased an annual subscription for Lithium's social media management solutions in the amount of $120,000. During the third quarter of 2013, the Company paid the entire annual fee of $120,000 for the social media management solution, of which $92,000 has been expensed and $28,000 remains in prepaid and other current assets as of March 31, 2014. Also in June 2013, Lithium entered into a two-year hosting agreement with the Company in the annual amount of $113,000. During the first quarter of 2014, the Company recognized $26,000 in revenue under the $113,000 annual hosting agreement.
In the third quarter of 2013, the Company entered into an agreement with Lithium for services in the amount of $143,550, of which approximately $16,000 was recognized in revenue for the first quarter of 2014.
In the first quarter of 2014, the Company entered into another agreement with Lithium for services in the amount of $30,000, of which approximately $22,000 was recognized in revenue during the quarter.
Webcom, Inc., a wholly-owned subsidiary of the Company, engages the services of a third-party vendor to perform product modeling and maintenance of certain equipment. The third-party vendor is owned by a relative of Webcom’s senior management. For the three months ended March 31, 2014 and 2013, the Company paid approximately $50,000 and $36,000, respectively, to this vendor.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 and with the unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. This section of this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future plans, objectives, expectations, prospects, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” "may," “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature.  These forward-looking statements include, but are not limited to, statements concerning the following: levels of recurring revenue, levels of SaaS revenue, changes in and expectations with respect to revenue, revenue growth and gross profits, operating expense levels, the impact of quarterly fluctuations of revenue and operating results, staffing and expense levels, expected cash and investment balances, the impact of foreign exchange rates and interest rate fluctuations, projected future financial performance, our anticipated growth and trends in our businesses, our business strategy, and other characterizations of future events or circumstances.  As and when made, management believes that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Many of these risks and uncertainties are described in “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law.

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
Revenue Growth and Customer Expansion
We offer our customers a range of purchasing and deployment options, from on-demand subscriptions to on-premise term or perpetual licenses. Our business and revenue model is focused on recurring revenue. From time to time, we will invoice for overages to customers that have used payees and/or storage capacity in excess of the agreed-upon contractual levels.  If such overages pertain to SaaS customer arrangements, the overage revenue is recognized in SaaS revenue in the period of settlement.
We now have over 2,500 customers. Our enterprise SaaS customer retention rates were in excess of 90% based upon number of contracts over the past twelve months. We believe our rapid customer growth and high retention rates are indicators of the quality of our products and the strength of our customer base.
SaaS, services and license revenue drove the growth in total revenue for the three months ended March 31, 2014. SaaS revenue grew to $18.2 million for the three months ended March 31, 2014, representing a $2.4 million or 15% increase over the same period in 2013. Revenue related to overages was immaterial for the three months ended March 31, 2014 and 2013.
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
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment, contingent consideration and income taxes have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates and we consider these to be our critical accounting policies. There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2014 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements
Refer to Note 1 to the notes to our condensed consolidated financial statements for information regarding the effect of newly adopted accounting pronouncements on our financial statements.

Results of Operations
Comparison of the Three Months Ended March 31, 2014 and 2013
Revenue, Cost of Revenue and Gross Profit
The following tables set forth the changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2014, compared to same period in 2013 (in thousands, except for percentage data):

	Three Months Ended March 31, 2014	Percentage of Revenue	Three Months Ended March 31, 2013	Percentage of Revenue	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$22,250	72%	$19,624	77%	$2,626	13%
Services and other	8,727	28%	5,918	23%	2,809	47%
Total revenue	$30,977	100%	$25,542	100%	$5,435	21%

Cost of revenue:
Recurring	$7,288	33%	$7,453	38%	$(165)	(2)%
Services and other	5,110	59%	5,222	88%	(112)	(2)%
Total cost of revenue	$12,398	40%	$12,675	50%	$(277)	(2)%

Gross profit:
Recurring	$14,962	67%	$12,171	62%	$2,791	23%
Services and other	3,617	41%	696	12%	2,921	420%
Total gross profit	$18,579	60%	$12,867	50%	$5,712	44%
Revenue
Total Revenue.  Total revenue for the three months ended March 31, 2014 was $31.0 million, an increase of 21% or $5.4 million compared to the same period in 2013.
Recurring Revenue.  Recurring revenue, which consists of SaaS revenue and maintenance revenue, increased $2.6 million or 13% to $22.3 million in the three months ended March 31, 2014 compared to $19.6 million in the same period in 2013. SaaS revenue increased $2.4 million in the three months ended March 31, 2014 compared to the same period in 2013, while maintenance revenue increased $0.2 million. The increase in SaaS revenue was attributable to the expansion of our sales force and revenue recognized from the sequential growth in SaaS bookings quarter over quarter.
Services and Other Revenue.  Services and other revenue, which consists of integration and configuration services, training and perpetual licenses, increased $2.8 million or 47% to $8.7 million in the three months ended March 31, 2014 compared to $5.9 million in the same period in 2013. The increase was primarily due to increases in license revenue of $1.0 million due to increased license deals, and increases in service revenue of $1.8 million as a direct result of SaaS revenue growth.
Cost of Revenue and Gross Profit
Cost of Recurring Revenue.  Cost of recurring revenue decreased $0.2 million or 2% to $7.3 million in the three months ended March 31, 2014 from $7.5 million in the same period in 2013, as we continued to increase utilization of each headcount.
Cost of Services and Other Revenue.  Cost of services and other revenue decreased $0.1 million or 2% to $5.1 million during the three months ended March 31, 2014 from $5.2 million in the same period in 2013, primarily due to reduced stock-based compensation expense.
Gross Profit.  Overall gross margin percentage was 60% for the three months ended March 31, 2014, compared to 50% during the same period in 2013.
     Our recurring revenue gross margin percentage increased to 67% for the three months ended March 31, 2014, compared to 62% in the same period in 2013, while the gross profit increased $2.8 million. The improvement in our recurring revenue gross margin percentage was primarily due to increased SaaS revenue and the associated economies of scale of our on-demand infrastructure costs.
     Services and other revenue gross margin percentage was 41% for the three months ended March 31, 2014, compared to 12% in the same period in 2013, while the gross profit increased $2.9 million. The increase in gross margin percentage for the three month period was primarily due to improvement in service margins due to higher billable utilization and higher perpetual license revenue.

Operating Expense
The following tables outline the changes in operating expenses for the three months ended March 31, 2014, compared to the same period in 2013 (in thousands, except percentage data):

	Three Months Ended March 31, 2014	Percentage of Total Revenue	Three Months Ended March 31, 2013	Percentage of Total Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$10,727	35%	$7,644	30%	$3,083	40%
Research and development	4,873	16%	4,429	17%	444	10%
General and administrative	5,086	16%	5,186	20%	(100)	(2)%
Restructuring expenses	—	—%	1,243	5%	(1,243)	(100)%
Total operating expenses	$20,686	67%	$18,502	72%	$2,184	12%
Sales and Marketing.  Sales and marketing expenses increased $3.1 million or 40% in the three months ended March 31, 2014 compared to the same period in 2013. The increase was primarily driven by $1.8 million of personnel cost as a result of the sales force expansion, including the addition of approximately 20 account executives since March 31, 2013, $0.3 million of increased commission expense from continued channel growth, and $0.8 million of marketing expenses related to increased participation at key events.
Research and Development.  Research and development expenses increased $0.4 million or 10% for the three months ended March 31, 2014 compared to the same period in 2013. The increase was driven primarily by an increase in personnel costs due to higher headcount and professional fees related to a project and product development.
     General and Administrative.  General and administrative expenses decreased $0.1 million or 2% during the three months ended March 31, 2014 compared to the same period in 2013. The decrease was primarily driven by a reduction in personnel cost and stock-based compensation expense.
Restructuring.  Restructuring expenses decreased by $1.2 million during the three months ended March 31, 2014 as compared to the same period in 2013 because there was no restructuring activity during the three months ended March 31, 2014.
Stock-based Compensation
     The following tables set forth a summary of our stock-based compensation expenses for the three months ended March 31, 2014, compared to the same period in 2013 (in thousands, except percentage data):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenue	$182	$174	$8	5%
Cost of services revenue	214	406	(192)	(47)%
Sales and marketing	592	573	19	3%
Research and development	438	466	(28)	(6)%
General and administrative	866	972	(106)	(11)%
Total stock-based compensation	$2,292	$2,591	$(299)	(12)%
Total stock-based compensation expenses decreased $0.3 million or 12% during the three months ended March 31, 2014 compared to the same periods in 2013. The decrease in stock-based compensation during the three months ended March 31, 2014 was primarily due to the timing of restricted stock unit grants, and fewer outstanding awards in accordance with the Company's plan to reduce the equity award burn rate.

Other Items
     The following tables set forth changes in other items for the three months ended March 31, 2014, compared to the same period in 2013 (in thousands, except percentage data):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other income (expense), net	$27	$10	$17	170%
Interest expense	(237)	(854)	617	(72)%
	$(210)	$(844)	$634	(75)%

Provision (benefit) for income taxes	$150	124	26	21%
 Interest Income and Other Income (Expense), Net
Interest income and other income (expense) was consistent in the three months ended March 31, 2014, compared to the same period in 2013.
Interest Expense
Interest expense decreased by $0.6 million in the three months ended March 31, 2014 compared to the same period in 2013. The decrease was primarily due to less outstanding debt during the three months ended March 31, 2014 following the early conversion of a portion of convertible notes during the three months ended December 31, 2013.
Provision (Benefit) for Income Taxes
Income tax expense for the three months ended March 31, 2014 was $0.2 million, compared to income tax expense of $0.1 million for the same period in 2013. The increase in tax expense for the three months ended March 31, 2014 was primarily due to withholding taxes in foreign jurisdictions, partially offset by the release of a portion of the valuation allowance associated with the acquisition of LeadRocket.
Liquidity and Capital Resources
As of March 31, 2014, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $34.3 million and accounts receivable of $26.5 million, compared to $36.2 million and $29.2 million at December 31, 2013, respectively.
     Cash provided by operating activities during the three months ended March 31, 2014 improved significantly compared to cash used by operating activities during the previous year period, primarily due to lower net losses, and collections commensurate with increased billings, as well as continued improvement in days sales outstanding ("DSO").
     The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$5,469	$(2,785)
Net cash provided by (used in) investing activities	(3,531)	3,651
Net cash used in financing activities	(1,246)	(2,728)
Cash Flows During the Three Months Ended March 31, 2014
      Net cash provided by operating activities was $5.5 million in the three months ended March 31, 2014 compared to $2.8 million used in the previous period. Net loss of $2.5 million in the three months ended March 31, 2014 was offset by non-cash items of $2.3 million in stock-based compensation and $2.4 million in depreciation and amortization expense. Changes in operating assets and liabilities provided $3.1 million in cash during the quarter, primarily driven by an increase in deferred revenue of $2.1 million from new bookings, renewals and prepayment on a multi-year contract, and a $2.8 million decrease in accounts receivable resulting from increased rate of collections. These changes were partially offset by the net decrease of $1.4 million from accrued payroll, as a result of the payments of bonus and commission related to 2013, and increase in prepaid and other assets of $0.5 million.
Net cash used in investing activities was $3.5 million during the three months ended March 31, 2014, compared to $3.7 million provided by investing activities in the previous period. The net cash used in investing activities related to $3.6 million in purchases of property and equipment for data center upgrades and expansion, $2.4 million of cash used in acquisition, net of cash acquired, of LeadRocket, partially offset by $2.5 million in proceeds from maturities and sale of investments, net of purchases.
     Net cash used in financing activities was $1.2 million during the three months ended March 31, 2014, compared to $2.7 million cash used in financing activities in the previous period. The net cash used in financing activities was primarily due to $1.3 million for the repurchase of common stock from employees for payment of taxes on vesting of restricted stock units, $0.6 million payment of acquisition-

related holdback, and $0.3 million of principal payments for capital leases, partially offset by $1.2 million of proceeds from issuance of common stock.
Forward-Looking Cash Commitments
     Our future capital requirements depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of new product introductions and enhancements to existing products, our ability to offer SaaS service on a consistently profitable basis, the continuing market acceptance of our products and future acquisitions or other capital expenditures we may make. However, based upon our current business plan and revenue projections, we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next twelve months, and we intend to continue to manage our cash in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future commitments, including debt service on the $14.2 million principal balance of our outstanding Convertible Notes, which is expected to be repaid no later than June 1, 2016. Cash commitments in the near term include $0.7 million in interest on our Convertible Notes, which is due semi-annually in June and December.
Contractual Obligations and Commitments
Refer to Note 7 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. For additional information on existing unconditional purchase commitments, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
With the exception of the above contractual obligations, we have no material off-balance sheet arrangements that have not been recorded in our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three months ended March 31, 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete discussion on the market risks we encounter.
Item 4. Controls and Procedures
Evaluation of Disclosures Controls and Procedures
Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) or 15d-15(e)) as of March 31, 2014, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures.
Changes in Internal Control Over Financial Reporting
In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our CEO and CFO did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Versata Software, Inc. and Versata Development Group, Inc. v. Callidus Software, Inc. - Ongoing
On July 19, 2012, Versata Software, Inc. and Versata Development Group, Inc. (collectively, “Versata”) filed suit against Callidus in the United States District Court for the District of Delaware (“Delaware District Court”). The suit asserted that the Company infringes U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024. The Company believes that the claims are without merit and intends to vigorously defend against these claims. On May 30, 2013, the Company answered the complaint and filed a counterclaim against Versata in the Delaware District Court. The Company's counterclaim asserted that Versata infringes U.S. Patent Nos. 6,269,355, 6,850,924 and 6,473,748. On August 30, 2013, the Company filed petitions with the United States Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) for covered business method (“CBM”) patent review of U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024, which Versata filed responses to on December 12, 2013. The Company also filed a motion with the Delaware District Court on August 30, 2013 to stay that litigation (“Motion to Stay”) pending completion of the patent review proceedings with the PTAB. On January 8, 2014, the Company was granted leave by the Delaware District Court to add Versata Inc. as a counterclaim defendant. On March 4, 2014, the PTAB instituted covered business method patent review of each of Versata’s patents, namely, U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024, finding that it is more likely than not that the Company will prevail in establishing that the challenged claims are not patentable. After requesting that the PTAB reconsider its decision to institute, which was denied, Versata filed a petition for writ of mandamus with the Court of Appeals for the Federal Circuit on April 11, 2014 asking that Court to deny institution of CBM patent review by the PTAB; the Court of Appeals denied Versata's petition for writ of mandamus on May 5, 2014. On April 17, 2014, the Company filed additional petitions with the PTAB for CBM patent review to address all of the remaining claims not previously covered in the prior petitions with respect to U.S Patent Nos. 7,908,304 and 7,958,024. At this stage in the case, the Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable, or to estimate the range of potential loss, if any.
We are, from time to time, a party to other various litigation and customer disputes incidental to the conduct of our business. At the present time, the Company believes that none of these matters are likely to have a material adverse effect on our future financial results.
Item 1A. Risk Factors
Factors That Could Affect Future Results
We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Because of the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
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
A majority of our revenue are derived from a single solution, and a decline in sales of that solution could adversely affect our operating results and financial condition.
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
As part of our business strategy, we evaluate opportunities to expand and enhance our product and services offerings to meet our customers' needs, increase our market opportunities and grow revenue, both through internal development efforts and external acquisitions and partnerships. We have completed a number of acquisitions since 2010, including our most recent acquisition of LeadRocket, Inc. in February 2014, and we may continue to acquire or make investments in other companies, products, services and technologies in the future. Acquisitions and investments may cause disruptions in or add complexity to our operations and involve a number of risks, including the following:

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

Item 6. Exhibits
     Please refer to the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLIDUS SOFTWARE INC.

Date:	May 7, 2014	By:	/s/ BOB L. COREY
Bob L. Corey
Senior Vice President, Chief Financial Officer
(duly authorized officer)

EXHIBIT INDEX TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

Exhibit Number	Description
10.1	Executive Incentive Bonus Plan, effective January 27, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed with the Commission on January 31, 2014)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (iv) Notes to Condensed Consolidated Financial Statements