Form 10-Q
period 2014-06-30
CALLIDUS SOFTWARE INC
filed 2014-08-04
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
There were 48,103,761 shares of the registrant’s common stock, par value $0.001, outstanding on July 28, 2014, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$37,914	$28,295
Short-term investments	4,008	7,866
Accounts receivable, net of allowances of $981 and $650 at June 30, 2014 and December 31, 2013, respectively	29,366	29,216
Deferred income taxes	187	—
Prepaid and other current assets	6,523	6,232
Total current assets	77,998	71,609
Property and equipment, net	13,637	11,351
Goodwill	32,791	31,207
Intangible assets, net	17,066	16,995
Deferred income taxes, noncurrent	498	405
Deposits and other noncurrent assets	1,913	2,626
Total assets	$143,903	$134,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,250	$2,987
Accrued payroll and related expenses	6,218	7,377
Accrued expenses	8,266	5,395
Deferred income taxes	1,159	1,159
Deferred revenue	49,066	46,222
Capital lease obligations	1,211	1,308
Total current liabilities	68,170	64,448
Deferred revenue, noncurrent	11,100	10,432
Deferred income taxes, noncurrent	196	155
Capital lease obligations, noncurrent	668	987
Convertible notes	—	14,197
Revolving line of credit	2,982	—
Other noncurrent liabilities	1,532	1,921
Total liabilities	84,648	92,140
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 50,438 and 47,817 shares issued and 48,099 and 45,478 shares outstanding at June 30, 2014 and December 31, 2013, respectively	48	45
Additional paid-in capital	334,831	315,430
Treasury stock; 2,339 shares at June 30, 2014 and December 31, 2013	(14,430)	(14,430)
Accumulated other comprehensive income	180	165
Accumulated deficit	(261,374)	(259,157)
Total stockholders’ equity	59,255	42,053
Total liabilities and stockholders’ equity	$143,903	$134,193

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Recurring	$23,684	$19,616	$45,934	$39,240
Services and license	8,831	6,314	17,558	12,232
Total revenue	32,515	25,930	63,492	51,472
Cost of revenue:
Recurring	7,502	6,931	14,790	14,384
Services and license	5,628	4,739	10,738	9,961
Total cost of revenue	13,130	11,670	25,528	24,345
Gross profit	19,385	14,260	37,964	27,127

Operating expenses:
Sales and marketing	11,808	7,891	22,535	15,535
Research and development	5,045	4,409	9,918	8,838
General and administrative	5,135	5,946	10,221	11,132
Restructuring and other	404	315	404	1,558
Total operating expenses	22,392	18,561	43,078	37,063
Operating loss	(3,007)	(4,301)	(5,114)	(9,936)
Interest income and other income (expense), net	3,941	(131)	3,968	(121)
Interest expense	(154)	(864)	(391)	(1,718)
Income (loss) before provision for income taxes	780	(5,296)	(1,537)	(11,775)
Provision for income taxes	530	1,119	680	1,243
Net income (loss)	$250	$(6,415)	$(2,217)	$(13,018)
Net income (loss) per share
Basic	$—	$(0.17)	$(0.05)	$(0.35)
Diluted	$—	$(0.17)	$(0.05)	$(0.35)
Weighted average shares used in computing net income (loss) per share:
Basic	46,648	37,813	46,298	37,478
Diluted	48,061	37,813	46,298	37,478

Comprehensive income (loss)
Net income (loss)	$250	$(6,415)	$(2,217)	$(13,018)
Unrealized gains (loss) on available-for-sale securities	—	6	(2)	11
Foreign currency translation adjustments	(18)	(98)	17	(148)
Comprehensive income (loss)	$232	$(6,507)	$(2,202)	$(13,155)

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,217)	$(13,018)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	2,564	2,109
Amortization of intangible assets	2,525	2,414
Gain on sale of intangible assets	(3,862)	—
Provision for doubtful accounts	480	314
Stock-based compensation	4,924	5,801
Release of valuation allowance	(149)	—
Loss on disposal of property and equipment	—	3
Amortization of convertible notes issuance cost	58	268
Net amortization on investments	15	46
Changes in operating assets and liabilities:
Accounts receivable	(243)	86
Prepaid and other current assets	(291)	(272)
Other noncurrent assets	401	(472)
Accounts payable	(706)	(3,201)
Accrued expenses	1,553	986
Accrued payroll and related expenses	(1,149)	(431)
Accrued restructuring and other expenses	(50)	(578)
Deferred revenue	2,832	8,203
Deferred income taxes	(239)	118
Net cash provided by operating activities	6,446	2,376
Cash flows from investing activities:
Purchases of investments	(1,209)	(5,634)
Proceeds from maturities and sale of investments	5,050	9,450
Purchases of property and equipment	(4,018)	(1,356)
Purchases of intangible assets	(743)	(364)
Proceeds from sale of intangible assets, net of expenses	4,651	—
Acquisitions, net of cash acquired	(2,402)	—
Net cash provided by investing activities	1,329	2,096
Cash flows from financing activities:
Proceeds from issuance of common stock	1,975	2,168
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(1,439)	(490)
Proceeds from line of credit	2,982	—
Payment of consideration related to acquisitions	(630)	(3,078)
Repayment of debt	(645)	—
Payment of principal under capital leases	(416)	(1,047)
Net cash (used in) provided by financing activities	1,827	(2,447)
Effect of exchange rates on cash and cash equivalents	17	(126)
Net increase in cash and cash equivalents	9,619	1,899
Cash and cash equivalents at beginning of period	28,295	16,400
Cash and cash equivalents at end of period	$37,914	$18,299
Supplemental disclosures of cash flow information:
Cash paid for interest on convertible debt	$277	$1,406
Cash paid for interest on capital leases	24	44
Non-cash investing and financing activities:
Conversion of convertible debt to equity	$14,197	$—
Reclassification of unamortized debt issuance cost to additional paid-in capital as a result of debt conversion	$253	$—
Non-cash financing of fixed assets acquired under capital lease	—	2,627
See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Summary of Accounting Policies
All amounts included herein related to the condensed consolidated financial statements as of June 30, 2014 and the three and six months ended June 30, 2014 and 2013 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Callidus Software Inc.'s ("the Company") Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations regarding interim financial statements.
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
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include wholly-owned subsidiaries in Australia, Canada, Germany, Hong Kong, India, Japan, Malaysia, Mexico, New Zealand, Netherlands, Serbia, Singapore, and the United Kingdom. All intercompany transactions and balances have been eliminated upon consolidation.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued an accounting standard update “Revenue from Contracts with Customers” that replaces existing revenue recognition guidance and convergences with the international accounting standards. The accounting standard update removes the current inconsistencies and weaknesses with existing revenue recognition guidance, provides a more robust framework to address revenue recognition issues, communicates more useful information through improved disclosure requirements, and simplifies financial statement preparation by reducing the number of revenue recognition requirements. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2017. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.
Note 2—Restructuring and Other
During the three months ended June 30, 2014, management approved and initiated restructuring plans to realign our resources to improve cost efficiencies. Restructuring and other expenses primarily consist of costs associated with exit of excess facilities, employee terminations and incremental depreciation expense as a result of the change in the estimated useful life of assets to be abandoned. The Company incurred restructuring and other expense of $0.4 million and $0.3 million during the three months ended June 30, 2014 and 2013, respectively, and $0.4 million and $1.6 million during the six months ended June 30, 2014 and 2013, respectively.
The following table sets forth a summary of accrued restructuring expenses for the six months ended June 30, 2014 and 2013, respectively (in thousands):

	December 31, 2013	Cash Payments	Additions	Adjustments	June 30, 2014
Severance and termination-related costs	$141	$(203)	$70	$—	$8
Facilities-related costs	234	(79)	162	—	317
Total accrued restructuring expenses	$375	$(282)	$232	$—	$325
During the three months ended June 30, 2014, the Company has also incurred $0.2 million of non-cash expense primarily related to incremental depreciation expense as a result of the change in the estimated useful life of assets to be abandoned.

	December 31, 2012	Cash Payments	Additions	Adjustments	June 30, 2013
Severance and termination-related costs	$589	$(2,115)	$1,566	$(8)	$32
Facilities related costs	289	(20)	—	—	269
Total accrued restructuring expenses	$878	$(2,135)	$1,566	$(8)	$301
Note 3—Acquisitions
LeadRocket, Inc.
On February 4, 2014, the Company acquired all of the common stock of LeadRocket, Inc. (“LeadRocket”), a privately-held company providing marketing automation and demand generation solutions that enable both marketing and sales users to identify and connect with leads efficiently. The Company acquired LeadRocket to strengthen its social engagement and digital marketing platform. The purchase consideration was $3.0 million, which included $2.5 million paid in cash and $0.5 million as indemnity holdback payable upon the one year closing anniversary. As of June 30, 2014, $0.4 million of the indemnity holdback remains accrued for potential indemnification claims, and the timing and amount of any additional indemnification items under the holdback is unknown.
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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of the LeadRocket acquisition (in thousands):

	Fair Value	Useful Life
Developed technology	$570	2-4 years
Patents	1,060	10 years
Domain names and trademarks	850	5 years
Customer relationships	160	3 years
Total intangible assets subject to amortization	$2,640

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
As of June 30, 2014 and December 31, 2013, goodwill consisted of the following (in thousands):

Balance as of December 31, 2013	$31,207
LeadRocket	1,584
Balance as of June 30, 2014	$32,791

Note 4—Financial Instruments
As of June 30, 2014 and December 31, 2013, all investment debt securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.
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
Realized gains and losses are calculated using the specific identification method. As of June 30, 2014 and December 31, 2013, the Company had no short-term investments in a material unrealized loss position.
The components of the Company’s cash, cash equivalents, and investments classified as available-for-sale were as follows at June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair value
Cash	$32,843	$—	$—	$—	$32,843
Cash equivalents:
Money market funds	5,071	—	—	—	5,071
Total cash equivalents	5,071	—	—	—	5,071
Total cash and cash equivalents	$37,914	$—	$—	$—	$37,914

Short-term investments:
U.S. government and agency obligations	2,802	—	—	—	2,802
Corporate notes and obligations	1,207	—	(1)	—	1,206
Total short-term investments	$4,009	$—	$(1)	$—	$4,008

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair value
Cash	$21,989	$—	$—	$—	$21,989
Cash equivalents:
Money market funds	6,306	—	—	—	6,306
Total cash equivalents	6,306	—	—	—	6,306
Total cash and cash equivalents	$28,295	$—	$—	$—	$28,295

Short-term investments:
U.S. government and agency obligations	6,115	—	—	—	6,115
Corporate notes and obligations	1,751	—	—	—	1,751
Total short-term investments	$7,866	$—	$—	$—	$7,866
The market value and the amortized cost of available-for-sale debt securities by contractual maturities as of June 30, 2014 were as follows (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$2,802	$2,802
Between 1 and 2 years	1,207	1,206
Total	$4,009	$4,008
At June 30, 2014, the Company had no material unrealized losses on our short-term investments.

The Company had no realized gains or losses on sales of its investments for the three and six months ended June 30, 2014 and 2013. The Company had proceeds, net of purchases of investments, of $3.8 million and $3.8 million from maturities and sales of investments during the six months ended June 30, 2014 and 2013, respectively.
The short-term investments in government obligations or highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities so as to assess if any of the impairments will be considered other-than-temporary. The Company did not identify any government obligations or highly rated credit securities held as of June 30, 2014 or as of December 31, 2013 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.
Note 5—Fair Value Measurements
The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at June 30, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$5,071	$5,071	$—	$—
U.S. government and agency obligations (2)	2,802	—	2,802	—
Corporate notes and obligations (2)	1,206	—	1,206	—
Total	$9,079	$5,071	$4,008	$—
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

Level 3
As of June 30, 2014, the Company had no Level 3 instruments. The Company did not have any transfers between Level 1, Level 2 and Level 3 fair value measurements during the periods presented as there were no changes in the composition in Level 1, 2 or 3.
Note 6—Convertible Notes
During the three months ended June 30, 2014, an aggregate principal amount of $14.2 million of the Company's 4.75% Convertible Senior Notes (“Convertible Notes”) was converted into 1,840,770 shares of common stock. Additionally, the Company paid accrued interest of $0.3 million and reclassified $0.3 million of deferred debt issuance costs to additional paid-in capital in connection with the conversion of the Convertible Notes. As of June 30, 2014, the Company had no outstanding Convertible Notes or related deferred debt issuance costs.
Note 7—Commitments and Contingencies
Except as discussed below, there were no material changes in the Company's commitments under contractual obligations as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2013.
Revolving Line of Credit
In May 2014, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("Lender"), under which the Lender agreed to make a revolving loan ("Revolver") to the Company in an amount not to exceed $10.0 million, with an accordion feature that allows the Company to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million. The Revolver matures in May 2019. Outstanding borrowings under the Revolver bear interest, at the Company's option, at a base rate plus an applicable margin. The applicable margin ranges between 0.75% and 2.25% depending on the Company's leverage ratio. Interest is payable every three months.
As of June 30, 2014, the Company has borrowed $3.0 million under the Revolver and repaid in full the indebtedness incurred pursuant to the term note entered into in January 2014.
Warranties and Indemnification
The Company generally warrants that its software will perform in accordance with its standard documentation. Under the Company’s standard warranty, should a software product not perform as specified in the documentation within the warranty period, the Company will repair or replace the software or refund the license fee paid. To date, the Company has not incurred any incremental costs related to warranty obligations for its software.
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
Intellectual Property Litigation
Versata Software, Inc. and Versata Development Group, Inc. v. Callidus Software, Inc. - Ongoing
On July 19, 2012, Versata Software, Inc. and Versata Development Group, Inc. (collectively, “Versata”) filed suit against Callidus in the United States District Court for the District of Delaware (“Delaware District Court”). The suit asserts that the Company infringes U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024. The Company believes that the claims are without merit and intends to vigorously defend against these claims. On May 30, 2013, the Company answered the complaint and filed a counterclaim against Versata in the Delaware District Court. The Company's counterclaim asserts that Versata infringes U.S. Patent Nos. 6,269,355, 6,850,924 and 6,473,748. On August 30, 2013, the Company filed petitions with the United States Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) for covered business method (“CBM”) patent review of U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024, which Versata filed responses to on December 12, 2013. The Company also filed a motion with the Delaware District Court on August 30, 2013 to stay the litigation pending completion of the patent review proceedings with the PTAB (“Motion to Stay”). On January 8, 2014, the Company was granted leave by the Delaware District Court to add Versata Inc. as a counterclaim defendant. On March 4, 2014, the PTAB instituted covered business method patent review of each of Versata’s patents, namely, U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024, finding that it is more likely than not that the Company will prevail in establishing that the challenged claims are not patentable. After requesting that the PTAB reconsider its decision to institute, which was denied, Versata filed a petition for writ of mandamus with the Court of Appeals for the Federal Circuit (“CAFC”) on April 11, 2014 asking that Court to deny institution of CBM patent review by the PTAB. The CAFC denied Versata’s petition for writ of mandamus on May 5, 2014. On April 17, 2014, the Company filed additional petitions with the PTAB for CBM patent review to address all of the remaining claims not previously covered in the prior petitions with respect to U.S Patent Nos. 7,908,304 and 7,958,024. On May 8, 2014, the Delaware District Court: (i) granted the Company’s Motion to Stay in part with respect to U.S. Patent No. 7,904,326, and (ii) denied the Company’s Motion to Stay in part with respect to U.S. Patent Nos. 7,908,304 and 7,958,024. On May 8, 2014, the Company appealed to the CAFC the Delaware District Court’s denial of the Motion to Stay with respect to U.S. Patent Nos. 7,908,304 and 7,958,024. At this stage in the case, the Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable, or to estimate the range of potential loss, if any.
Other Matters
In addition to the above litigation matter, the Company is from time to time a party to other various litigation and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters are likely to have a material adverse effect on the Company’s future financial results.

The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At June 30, 2014, the Company had not recorded any such liabilities in accordance with accounting for contingencies. However, litigation and other disputes are subject to inherent uncertainties and the Company's view on these matters may change in the future.
Note 8—Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable for the period of time the Convertible Notes were outstanding, the exercise of outstanding common stock options, the release of restricted stock units, and purchases of shares pursuant to our employee stock purchase plan ("ESPP"), to the extent these shares are dilutive.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	250	(6,415)	(2,217)	(13,018)
Denominator:
Weighted-average shares used in computing net income (loss) per share:
Basic	46,648	37,813	46,298	37,478
Weighted-average effect of potentially dilutive shares:
Restricted Stock Units	689	—	—	—
Stock Options	690	—	—	—
ESPP Shares	34	—	—	—
Convertible Notes	—	—	—	—
Diluted	48,061	37,813	46,298	37,478
Net income (loss) per share
Basic	$—	$(0.17)	$(0.05)	$(0.35)
Diluted	$—	$(0.17)	$(0.05)	$(0.35)
The following table summarizes the weighted-average potential shares that were excluded from the diluted per share calculation because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restricted Stock Units	1,395	2,008	2,245	2,122
Stock Options	236	2,513	1,841	2,655
ESPP Shares	31	155	65	115
Convertible Notes	1,507	7,680	1,674	7,680
Total	3,169	12,356	5,825	12,572
The weighted average exercise price of stock options excluded for the three and six months ended June 30, 2014 were $7.96 and $5.34, respectively. The weighted average exercise price of stock options excluded for the three and six months ended June 30, 2013 were $4.04 and $4.02, respectively.

Note 9—Stock-based Compensation
Expense Summary
The table below sets forth a summary of stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock Options	$210	$382	$413	$461
Restricted Stock Units
Performance Awards	435	394	827	521
Service-based Awards	1,798	2,294	3,290	4,513
ESPP Shares	189	140	394	306
Total Stock-based Compensation	$2,632	$3,210	$4,924	$5,801

As of June 30, 2014, there were $2.2 million, $3.9 million, $11.9 million and $0.2 million of total unrecognized compensation expense related to stock options, performance awards, service-based awards and ESPP shares, respectively. The expenses related to stock options, performance awards, service-based awards and ESPP shares are expected to be recognized over a weighted average period of 2.9 years, 2.3 years, 1.8 years and 0.5 years, respectively.
The table below sets forth the functional classification of stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of recurring revenue	$192	$204	$374	$378
Cost of services and other revenue	256	236	470	642
Sales and marketing	810	582	1,402	1,155
Research and development	474	467	912	933
General and administrative	900	1,721	1,766	2,693
Total stock-based compensation	$2,632	$3,210	$4,924	$5,801
Performance Awards
In 2014, the Company granted performance awards with vesting contingent on absolute SaaS revenue growth over the three year period from 2014 through 2016, and the Company’s relative total stockholder return over the three year period from 2014 through 2016 versus an index of 17 SaaS companies.
In 2013, the Company granted performance awards with vesting contingent on successful attainment of pre-set SaaS revenue growth and recurring revenue gross profit targets.
Determination of Fair Value
The fair value of service-based awards is estimated based on the market value of the Company’s stock on the date of grant. A portion of the performance awards granted during 2014 are based on relative stockholder return and therefore, are subject to a market condition. As a result, the fair value of performance awards is calculated using a Monte Carlo simulation model that estimates the distribution of the potential outcomes of the grants of performance awards based on simulated future index of the peer companies.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. No stock options were granted during the three and six months ended June 30, 2014.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock Option Plans
Expected life (in years)	—	5.0 to 6.0	—	5.0 to 6.0
Risk-free interest rate	—%	1.41% to 1.69%	—%	1.41% to 1.69%
Volatility	—%	61% to 63%	—%	61% to 63%
Dividend Yield	—	None	—	None

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
Note 10—Income Taxes
Income tax expense for the three and six months ended June 30, 2014 was $0.5 million and $0.7 million, compared to income tax expense of $1.1 million and $1.2 million for the same periods of 2013. The decrease in the tax expense for the three and six month periods was primarily due to withholding taxes in foreign jurisdictions, partially offset by the release in Q1 2014 of a portion of the valuation allowance associated with the acquisition of LeadRocket.
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
The following table summarizes revenue for the three and six months ended June 30, 2014 and 2013 by geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$25,178	$20,489	$50,493	$40,564
EMEA	3,785	2,984	6,747	6,177
Asia Pacific	1,916	1,451	3,242	2,510
Other	1,636	1,006	3,010	2,221
	$32,515	$25,930	$63,492	$51,472
Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States are not significant.
During the three and six months ended June 30, 2014 and 2013, no customer accounted for more than 10% of total revenue.
Note 12—Related-Party Transactions
In June 2014, in the normal course of business, the Company entered into agreements with Lithium Technologies, Inc. (“Lithium”), whose Chief Financial Officer is a member of the Company's Board of Directors. The Company purchased an annual subscription for Lithium's social media management solutions in the amount of $120,000.
In June 2013, Lithium entered into a two-year hosting agreement with the Company for an annual amount of $113,000. During the three and six months ended June 30, 2014, the Company recognized approximately $25,000 and $51,000, respectively, in revenue under the $113,000 annual hosting agreement.
During 2013 and 2014, the Company entered into agreements with Lithium to provide services in an aggregate amount of $173,550, of which the Company recognized approximately $3,000 and $40,000 for the three and six months ended June 30, 2014, respectively.
Webcom, Inc., a wholly-owned subsidiary of the Company, engages the services of a third-party vendor to perform product modeling and maintenance of certain equipment. The third-party vendor is owned by a relative of Webcom’s senior management. For the three and six months ended June 30, 2014, the Company paid approximately $25,000 and $76,000, respectively, to this vendor.

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

Overview
Callidus Software Inc. (which we refer to as "CallidusCloud", "Callidus", "we", "our" and "Company") is the leading provider of sales and marketing effectiveness and management cloud software and related services. CallidusCloud® enables organizations to accelerate, streamline and maximize their Lead to Money process with a comprehensive suite of solutions that identify promising leads, ensure proper territory and quota distribution, train sales forces, automate quote and proposal generation, and streamline sales compensation.
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
SaaS revenue grew to $19.6 million for the three months ended June 30, 2014, representing a $3.8 million or 24% increase over the same period in 2013. SaaS revenue grew to $37.7 million for the six months ended June 30, 2014, representing a $6.2 million or 20% increase over the same period in 2013. Revenue related to overages was immaterial for the three and six months ended June 30, 2014 and 2013.
Application of Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations which follows are based upon our condensed consolidated financial statements prepared in accordance with the generally accepted accounting principles in the United States of America ("GAAP"). The application of GAAP requires management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures regarding these items. We base our assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial condition or results of operations will be affected. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment, contingent consideration and income taxes have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates and we consider these to be our critical accounting policies. There were no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2014 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements
Refer to Note 1 to the notes to our condensed consolidated financial statements for information regarding the effect of recent accounting pronouncements on our financial statements.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2014 and 2013
Revenue, Cost of Revenue and Gross Profit
The following tables set forth the changes in revenue, cost of revenue and gross profit for the three and six months ended June 30, 2014, compared to the same periods in 2013 (in thousands, except for percentage data):

	Three Months Ended June 30, 2014	Percentage of Revenue	Three Months Ended June 30, 2013	Percentage of Revenue	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$23,684	73%	$19,616	76%	$4,068	21%
Services and license	8,831	27%	6,314	24%	2,517	40%
Total revenue	$32,515	100%	$25,930	100%	$6,585	25%

Cost of revenue:
Recurring	$7,502	32%	$6,931	35%	$571	8%
Services and license	5,628	64%	4,739	75%	889	19%
Total cost of revenue	$13,130	40%	$11,670	45%	$1,460	13%

Gross profit:
Recurring	$16,182	68%	$12,685	65%	$3,497	28%
Services and license	3,203	36%	1,575	25%	1,628	103%
Total gross profit	$19,385	60%	$14,260	55%	$5,125	36%

	Six Months Ended June 30, 2014	Percentage of Revenue	Six Months Ended June 30, 2013	Percentage of Revenue	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$45,934	72%	$39,240	76%	$6,694	17%
Services and license	17,558	28%	12,232	24%	5,326	44%
Total revenue	$63,492	100%	$51,472	100%	$12,020	23%

Cost of revenue:
Recurring	$14,790	32%	$14,384	37%	$406	3%
Services and license	10,738	61%	9,961	81%	777	8%
Total cost of revenue	$25,528	40%	$24,345	47%	$1,183	5%

Gross profit:
Recurring	$31,144	68%	$24,856	63%	$6,288	25%
Services and license	6,820	39%	2,271	19%	4,549	200%
Total gross profit	$37,964	60%	$27,127	53%	$10,837	40%

Revenue
Total Revenue.  Total revenue for the three months ended June 30, 2014 was $32.5 million, an increase of 25% or $6.6 million compared to the same period in 2013. Total revenue for the six months ended June 30, 2014 was $63.5 million, an increase of 23% or $12.0 million compared to the same period in 2013.
Recurring Revenue.  Recurring revenue, which consists of SaaS revenue and maintenance revenue, increased $4.1 million or 21% to $23.7 million in the three months ended June 30, 2014 compared to $19.6 million in the same period in 2013. Recurring revenue increased $6.7 million or 17% to $45.9 million in the six months ended June 30, 2014 compared to $39.2 million in the same period in 2013. SaaS revenue increased $3.8 million and $6.2 million in the three and six months ended June 30, 2014, respectively, compared to the same period in 2013, while maintenance revenue increased $0.3 million and $0.5 million, respectively. The increase in SaaS revenue was attributable to the expansion of our sales force and revenue recognized from the growth in SaaS bookings.
Services and License Revenue.  Services and license revenue, which consists of integration and configuration services, training and perpetual licenses, increased $2.5 million or 40% to $8.8 million in the three months ended June 30, 2014 compared to $6.3 million in the same period in 2013. Services and license revenue increased $5.3 million or 44% to $17.6 million in the six months ended June 30, 2014 compared to $12.2 million in the same period in 2013. The increase for the three and six months ended June 30, 2014 was primarily due to increases in service revenue of $2.4 million and $4.2 million, respectively, as a direct result of SaaS revenue growth, and increases in license revenue of $0.1 million and $1.1 million, respectively.
Cost of Revenue and Gross Profit
Cost of Recurring Revenue.  Cost of recurring revenue increased $0.6 million or 8% to $7.5 million in the three months ended June 30, 2014 from $6.9 million in the same period in 2013. Cost of recurring revenue increased $0.4 million or 3% to $14.8 million in the six months ended June 30, 2014 from $14.4 million in the same period in 2013. The increase was primarily due to increased maintenance and depreciation due to the Company's investments in hosting facility equipments.
Cost of Services and License Revenue.  Cost of services and license revenue increased $0.9 million or 19% to $5.6 million during the three months ended June 30, 2014 from $4.7 million in the same period in 2013. Cost of services and license revenue increased $0.8 million or 8% to $10.7 million during the three months ended June 30, 2014 from $10.0 million in the same period in 2013. The increase was primarily due to increased consultant expenses required to support increased service revenue.
Gross Profit.  Overall gross margin percentage was 60% for the three months ended June 30, 2014, compared to 55% during the same period in 2013. Overall gross margin percentage was 60% for the six months ended June 30, 2014, compared to 53% during the same period in 2013.
Our recurring revenue gross margin percentage increased to 68% for the three months ended June 30, 2014, compared to 65% in the same period in 2013, while recurring revenue gross profit increased $3.5 million. Our recurring revenue gross margin percentage increased to 68% for the six months ended June 30, 2014, compared to 63% in the same period in 2013, and the recurring revenue gross profit increased $6.3 million. The improvement in our recurring revenue gross margin percentage was primarily due to increased SaaS revenue and the associated economies of scale of our on-demand infrastructure costs.
Services and license revenue gross margin percentage was 36% for the three months ended June 30, 2014, compared to 25% in the same period in 2013, while services and license revenue gross profit increased $1.6 million. Services and license revenue gross margin percentage was 39% for the six months ended June 30, 2014, compared to 19% in the same period in 2013, while services and license revenue gross profit increased $4.5 million. The increase in services and license revenue gross margin percentage was primarily due to higher billable utilization and higher perpetual license revenue.
Operating Expenses
The following tables outline the changes in operating expenses for the three and six months ended June 30, 2014, compared to the same periods in 2013 (in thousands, except percentage data):

	Three Months Ended June 30, 2014	Percentage of Revenue	Three Months Ended June 30, 2013	Percentage of Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$11,808	36%	$7,891	30%	$3,917	50%
Research and development	5,045	16%	4,409	17%	636	14%
General and administrative	5,135	16%	5,946	23%	(811)	(14)%
Restructuring and other expenses	404	1%	315	1%	89	28%
Total operating expenses	$22,392	69%	$18,561	72%	$3,831	21%

	Six Months Ended June 30, 2014	Percentage of Revenue	Six Months Ended June 30, 2013	Percentage of Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$22,535	35%	$15,535	30%	$7,000	45%
Research and development	9,918	16%	8,838	17%	1,080	12%
General and administrative	10,221	16%	11,132	22%	(911)	(8)%
Restructuring and other expenses	404	1%	1,558	3%	(1,154)	(74)%
Total operating expenses	43,078	68%	37,063	72%	6,015	16%
Sales and Marketing.  Sales and marketing expenses increased $3.9 million or 50% in the three months ended June 30, 2014 compared to the same period in 2013. The increase reflects a $2.4 million increase in personnel related cost as a result of our sales force expansion, $0.4 million of increased commission expense from continued channel growth, $0.8 million of marketing expenses related to our C3 conference, and $0.2 million of increased facilities and rent expense. Sales and marketing expenses increased $7.0 million or 45% in the six months ended June 30, 2014 compared to the same period in 2013. The increase reflects a $4.4 million increase in personnel related cost as a result of the sales force expansion, $0.7 million of increased commission expense from continued channel growth, $1.4 million of marketing and advertising expenses related to our C3 conference, and $0.2 million of increased facilities and rent expense.
Research and Development.  Research and development expenses increased $0.6 million or 14% for the three months ended June 30, 2014 compared to the same period in 2013. The increase was driven primarily by an increase in personnel related costs due to higher headcount. Research and development expenses increased $1.1 million or 12% for the six months ended June 30, 2014 compared to the same period in 2013. The increase was driven primarily by an increase in personnel related costs of $0.7 million due to higher headcount and professional fees of $0.2 million related to a project and product development.
General and Administrative.  General and administrative expenses decreased $0.8 million or 14% during the three months ended June 30, 2014 compared to the same period in 2013. The decrease was primarily driven by a reduction in personnel cost and stock-based compensation expense. General and administrative expenses decreased $0.9 million or 8% during the six months ended June 30, 2014 compared to the same period in 2013. The decrease was primarily driven by a reduction in personnel cost due to the departure and replacement of our chief financial officer in 2013 and stock-based compensation expense, partially offset by an increase in corporate insurance, patent litigation cost and bad debt expense.
Restructuring and other.  Restructuring and other expenses increased by $0.1 million during the three months ended June 30, 2014 as compared to the same period in 2013 due to the increased restructuring activities for the three months ended June 30, 2014. Restructuring and other expenses decreased by $1.2 million during the six months ended June 30, 2014 as compared to the same period in 2013 because of our larger scale of restructuring activities, including the departure of our former general counsel and alignment of our organization that occurred during the six months ended June 30, 2013.
Stock-based Compensation
The following tables set forth a summary of our stock-based compensation expenses for the three and six months ended June 30, 2014, compared to the same periods in 2013 (in thousands, except percentage data):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenue	$192	$204	$(12)	(6)%
Cost of services revenue	256	236	20	8%
Sales and marketing	810	582	228	39%
Research and development	474	467	7	1%
General and administrative	900	1,721	(821)	(48)%
Total stock-based compensation	$2,632	$3,210	$(578)	(18)%

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenues	$374	$378	$(4)	(1)%
Cost of services revenues	470	642	(172)	(27)%
Sales and marketing	1,402	1,155	247	21%
Research and development	912	933	(21)	(2)%
General and administrative	1,766	2,693	(927)	(34)%
Total stock-based compensation	$4,924	$5,801	$(877)	(15)%
Total stock-based compensation expenses decreased $0.6 million or 18% during the three months ended June 30, 2014 compared to the same period in 2013. Total stock-based compensation expenses decreased $0.9 million or 15% during the six months ended June 30, 2014 compared to the same period in 2013. The decrease in stock-based compensation during the three and six months ended June 30, 2014 was primarily due to the timing of restricted stock unit grants, and fewer outstanding awards in accordance with the Company's plan to reduce the equity award burn rate.
Other Items
The following tables set forth changes in other items for the three and six months ended June 30, 2014, compared to the same periods in 2013 (in thousands, except percentage data):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other income (expense), net	$3,941	$(131)	$4,072	(3,108)%
Interest expense	(154)	(864)	710	(82)%
	$3,787	$(995)	$4,782	(481)%

Provision (benefit) for income taxes	$530	1,119	(589)	(53)%

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other income (expense), net	$3,968	$(121)	$4,089	(3,379)%
Interest expense	(391)	(1,718)	1,327	(77)%
	$3,577	$(1,839)	$5,416	(295)%

Provision (benefit) for income taxes	$680	1,243	(563)	(45)%
 Interest Income and Other Income (Expense), Net
Interest income and other income (expense) increased by $4.1 million in the three and six months ended June 30, 2014 due to a $3.9 million gain on sale of select domain names and trademarks during the three months ended June 30, 2014.
Interest Expense
Interest expense decreased by $0.7 million and $1.3 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decrease was primarily due to the early conversion of $45.0 million of the Company's Convertible Notes during the three months ended December 31, 2013 and conversion of the remaining $14.2 million of Convertible Notes during the three months ended June 30, 2014.
Provision (Benefit) for Income Taxes
Income tax expense for the three and six months ended June 30, 2014 was $0.5 million and $0.7 million, compared to income tax expense of $1.1 million and $1.2 million for the same periods of 2013. The decrease in the tax expense for the three and six month periods was primarily due to withholding taxes in foreign jurisdictions, partially offset by the release in Q1 2014 of a portion of the valuation allowance associated with the acquisition of LeadRocket.

Liquidity and Capital Resources
As of June 30, 2014, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $41.9 million and accounts receivable of $29.4 million, compared to $36.2 million and $29.2 million at December 31, 2013, respectively.
During the three months ended June 30, 2014, an aggregate principal amount of $14.2 million of the Company's 4.75% Convertible Notes was converted into 1,840,770 shares of common stock. As of June 30, 2014, the Company had no outstanding Convertible Notes.
Cash provided by operating activities during the six months ended June 30, 2014 improved significantly compared to cash provided by operating activities during the previous year period, primarily due to lower net losses, and collections commensurate with increased billings.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$6,446	$2,376
Net cash provided by investing activities	1,329	2,096
Net cash provided by (used in) financing activities	1,827	(2,447)
Cash Flows During the Six Months Ended June 30, 2014
Net cash provided by operating activities was $6.4 million in the six months ended June 30, 2014 compared to $2.4 million provided in the previous period. Net loss was $2.2 million in the six months ended June 30, 2014, which included adjustments of the gain on sale of intangible asset of $3.9 million, $4.9 million in stock-based compensation and $5.1 million in depreciation and amortization expense. Changes in operating assets and liabilities provided $2.1 million in cash during the quarter, primarily driven by an increase in deferred revenue of $2.8 million from new bookings and renewals, and an increase of accrued expense of $1.6 million. These changes were partially offset by the net decrease of $1.1 million from accrued payroll, as a result of the payments of bonus and commission related to 2013, and decrease in accounts payable of $0.7 million.
Net cash provided by investing activities was $1.3 million during the six months ended June 30, 2014, compared to $2.1 million provided by investing activities in the previous period. The net cash provided by investing activities related to $3.8 million in proceeds from maturities and sale of investments, net of purchases, and $4.7 million in proceeds from sale of intangible asset, partially offset by $4.0 million in purchases of property and equipment for data center upgrades and expansion, $2.4 million of cash used for the acquisition of LeadRocket, net of cash acquired, and $0.7 million in purchase of intangible assets.
Net cash provided by financing activities was $1.8 million during the three months ended June 30, 2014, compared to $2.4 million cash used in financing activities in the previous period. The net cash provided by financing activities was primarily due to $2.0 million of proceeds from issuance of common stock, and $3.0 million proceeds from line of credit, partially offset by $1.4 million for the repurchase of common stock from employees for payment of taxes on vesting of restricted stock units, $0.6 million payment of acquisition-related holdback, $0.6 million of debt repayments, and $0.4 million of principal payments for capital leases.
Forward-Looking Cash Commitments
Our future capital requirements depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of new product introductions and enhancements to existing products, our ability to offer SaaS service on a consistently profitable basis, the continuing market acceptance of our products and future acquisitions or other capital expenditures we may make. However, based upon our current business plan and revenue projections, we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next twelve months, and we intend to continue to manage our cash in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future commitments.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three and six months ended June 30, 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete discussion on the market risks we encounter.
Item 4. Controls and Procedures
Evaluation of Disclosures Controls and Procedures
Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) or 15d-15(e)) as of June 30, 2014, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures.
Changes in Internal Control Over Financial Reporting
In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our CEO and CFO did not identify any changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Versata Software, Inc. and Versata Development Group, Inc. v. Callidus Software, Inc. - Ongoing
On July 19, 2012, Versata Software, Inc. and Versata Development Group, Inc. (collectively, “Versata”) filed suit against Callidus in the United States District Court for the District of Delaware (“Delaware District Court”). The suit asserts that the Company infringes U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024. The Company believes that the claims are without merit and intends to vigorously defend against these claims. On May 30, 2013, the Company answered the complaint and filed a counterclaim against Versata in the Delaware District Court. The Company's counterclaim asserts that Versata infringes U.S. Patent Nos. 6,269,355, 6,850,924 and 6,473,748. On August 30, 2013, the Company filed petitions with the United States Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) for covered business method (“CBM”) patent review of U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024, which Versata filed responses to on December 12, 2013. The Company also filed a motion with the Delaware District Court on August 30, 2013 to stay the litigation pending completion of the patent review proceedings with the PTAB (“Motion to Stay”). On January 8, 2014, the Company was granted leave by the Delaware District Court to add Versata Inc. as a counterclaim defendant. On March 4, 2014, the PTAB instituted covered business method patent review of each of Versata’s patents, namely, U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024, finding that it is more likely than not that the Company will prevail in establishing that the challenged claims are not patentable. After requesting that the PTAB reconsider its decision to institute, which was denied, Versata filed a petition for writ of mandamus with the Court of Appeals for the Federal Circuit (“CAFC”) on April 11, 2014 asking that Court to deny institution of CBM patent review by the PTAB. The CAFC denied Versata’s petition for writ of mandamus on May 5, 2014. On April 17, 2014, the Company filed additional petitions with the PTAB for CBM patent review to address all of the remaining claims not previously covered in the prior petitions with respect to U.S Patent Nos. 7,908,304 and 7,958,024. On May 8, 2014, the Delaware District Court: (i) granted the Company’s Motion to Stay in part with respect to U.S. Patent No. 7,904,326, and (ii) denied the Company’s Motion to Stay in part with respect to U.S. Patent Nos. 7,908,304 and 7,958,024. On May 8, 2014, the Company appealed to the CAFC the Delaware District Court’s denial of the Motion to Stay with respect to U.S. Patent Nos. 7,908,304 and 7,958,024. At this stage in the case, the Company is not in a position to assess whether any loss or adverse effect on the Company's financial condition is probable, or to estimate the range of potential loss, if any.
We are, from time to time, a party to other various litigation and customer disputes incidental to the conduct of our business. At the present time, the Company believes that none of these matters are likely to have a material adverse effect on our future financial results.
Item 1A. Risk Factors
Factors That Could Affect Future Results
We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Because of the factors discussed below, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The risks discussed in this Quarterly Report on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.
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
We deliver our solutions by using an integrated architecture environment, which has previously been provided through third-party facilities. We transitioned to a new third-party facility with full redundancy capabilities in Sacramento, California to support our SaaS solutions, and the establishment of a second, fully redundant hosting facility in Virginia is ongoing. Our systems, procedures or controls might not be adequate to support this functionality. Further, these functions are complex and disruptions to the environment could occur during the transfer of customers to the new data center, which may result in increased exposure to remediation efforts and liability claims against us for breach of service-level commitments, customer terminations and damage to our reputation and future business prospects.
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
Our credit agreement contains restrictive and financial covenants that may limit our operational flexibility. Furthermore, if we default on our obligations under the credit agreement, our operations may be interrupted and our business and financial results could be adversely affected.

In May 2014, we entered into a credit agreement with Wells Fargo Bank, National Association (“Lender”), under which Lender agreed to make a revolving loan to the Company in an amount not to exceed $10.0 million that we may draw upon to finance our operations or other corporate purposes, with an accordion feature that allows the Company to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million ("Revolver"). The Revolver contains a number of restrictive covenants, and its terms may restrict our current and future operations, including:

•	our flexibility to plan for, or react to, changes in our business and industry conditions;

•	our ability to use our cash flows, or obtain additional financing, for future working capital, capital expenditures, acquisitions, or other general corporate purposes;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

In addition, a failure by us to comply with the covenants or payment obligations specified in our credit agreement could result in an event of default and Lender may have the right to terminate its commitment to provide additional loans under the Revolver and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, Lender would have the right to proceed against the Revolver collateral, which consists of substantially all our assets. If the debt under the Revolver were to be accelerated, we may not have sufficient cash or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition.

Changes in the terms of our current or future indebtedness or our credit rating may adversely affect our financial condition and results of operations.

There can be no assurances that additional borrowing capacity will be available under the Revolver, including pursuant to the accordion feature, or that future indebtedness will be obtainable on terms as favorable as the Revolver. As a result, in the future, we may be subject to higher interest rates and our interest expense may increase, which may have an adverse effect on our financial results. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value of both our debt and equity securities and increase the interest amounts we pay on outstanding or future debt. These risks could adversely affect our financial condition and results.

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

CALLIDUS SOFTWARE INC.

Date:	August 1, 2014	By:	/s/ BOB L. COREY
Bob L. Corey
Senior Vice President, Chief Financial Officer
(duly authorized officer)

EXHIBIT INDEX TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2014

Exhibit Number	Description
10.1
Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed with the Commission on May 13, 2014)

10.2	Form of Non-Employee Director Offer Letter
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (iv) Notes to Condensed Consolidated Financial Statements