Form 10-Q
period 2014-09-30
CALLIDUS SOFTWARE INC
filed 2014-11-05
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
There were 48,628,680 shares of the registrant’s common stock, par value $0.001, outstanding on October 31, 2014, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$37,446	$28,295
Short-term investments	2,774	7,866
Accounts receivable, net of allowances of $850 and $650 at September 30, 2014 and December 31, 2013, respectively	32,183	29,216
Deferred income taxes	184	—
Prepaid and other current assets	8,455	6,232
Total current assets	81,042	71,609
Property and equipment, net	12,723	11,351
Goodwill	45,684	31,207
Intangible assets, net	19,157	16,995
Deferred income taxes, noncurrent	437	405
Deposits and other noncurrent assets	2,512	2,626
Total assets	$161,555	$134,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,612	$2,987
Accrued payroll and related expenses	7,275	7,377
Accrued expenses	11,785	5,395
Deferred income taxes	1,173	1,159
Deferred revenue	52,286	46,222
Capital lease obligations	1,105	1,308
Total current liabilities	77,236	64,448
Deferred revenue, noncurrent	11,429	10,432
Deferred income taxes, noncurrent	239	155
Capital lease obligations, noncurrent	446	987
Convertible notes	—	14,197
Revolving line of credit	10,482	—
Other noncurrent liabilities	3,008	1,921
Total liabilities	102,840	92,140
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 50,952 and 47,817 shares issued and 48,613 and 45,478 shares outstanding at September 30, 2014 and December 31, 2013, respectively	49	45
Additional paid-in capital	339,736	315,430
Treasury stock; 2,339 shares at September 30, 2014 and December 31, 2013	(14,430)	(14,430)
Accumulated other comprehensive income (loss)	(31)	165
Accumulated deficit	(266,609)	(259,157)
Total stockholders’ equity	58,715	42,053
Total liabilities and stockholders’ equity	$161,555	$134,193

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Recurring	$25,547	$21,119	$71,481	$60,359
Services and license	9,453	9,559	27,011	21,791
Total revenue	35,000	30,678	98,492	82,150
Cost of revenue:
Recurring	8,916	7,303	23,706	21,687
Services and license	6,730	4,475	17,468	14,436
Total cost of revenue	15,646	11,778	41,174	36,123
Gross profit	19,354	18,900	57,318	46,027

Operating expenses:
Sales and marketing	11,153	8,981	33,688	24,516
Research and development	4,920	4,146	14,838	12,984
General and administrative	7,892	5,757	18,113	16,889
Restructuring and other	305	141	709	1,699
Total operating expenses	24,270	19,025	67,348	56,088
Operating loss	(4,916)	(125)	(10,030)	(10,061)
Interest income and other income (expense), net	(20)	29	3,948	(92)
Interest expense	(38)	(860)	(429)	(2,578)
Loss before provision for income taxes	(4,974)	(956)	(6,511)	(12,731)
Provision for income taxes	261	457	941	1,700
Net loss	$(5,235)	$(1,413)	$(7,452)	$(14,431)
Net loss per share
Basic	$(0.11)	$(0.04)	$(0.16)	$(0.38)
Diluted	$(0.11)	$(0.04)	$(0.16)	$(0.38)
Weighted average shares used in computing net loss per share:
Basic	48,564	38,648	47,061	37,873
Diluted	48,564	38,648	47,061	37,873

Comprehensive loss
Net loss	$(5,235)	$(1,413)	$(7,452)	$(14,431)
Unrealized gains (loss) on available-for-sale securities	(3)	5	(5)	(6)
Foreign currency translation adjustments	(208)	(64)	(191)	84
Comprehensive loss	$(5,446)	$(1,472)	$(7,648)	$(14,353)

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,452)	$(14,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	3,953	3,278
Amortization of intangible assets	3,667	3,621
Gain on sale of intangible assets	(3,862)	—
Provision for doubtful accounts	729	846
Stock-based compensation	7,916	8,345
Release of valuation allowance	(149)	—
Loss on disposal of property and equipment	44	2
Amortization of convertible notes issuance cost	58	402
Net amortization on investments	21	63
Changes in operating assets and liabilities:
Accounts receivable	(2,359)	(1,583)
Prepaid and other current assets	(1,997)	(1,043)
Other noncurrent assets	(197)	(773)
Accounts payable	583	(3,250)
Accrued expenses	5,471	1,517
Accrued payroll and related expenses	(627)	462
Accrued restructuring and other expenses	(98)	(476)
Deferred revenue	4,548	10,461
Deferred income taxes	(133)	185
Net cash provided by operating activities	10,116	7,626
Cash flows from investing activities:
Purchases of investments	(2,784)	(5,634)
Proceeds from maturities and sale of investments	7,850	9,450
Purchases of property and equipment	(5,135)	(1,714)
Purchases of intangible assets	(882)	(634)
Proceeds from sale of intangible assets, net of expenses	4,651	—
Acquisitions, net of cash acquired	(15,409)	—
Net cash (used in) provided by investing activities	(11,709)	1,468
Cash flows from financing activities:
Proceeds from issuance of common stock	4,003	5,375
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units	(1,553)	(818)
Proceeds from line of credit	10,482	—
Payment of consideration related to acquisitions	(630)	(3,078)
Repayment of debt	(645)	—
Payment of principal under capital leases	(744)	(1,709)
Net cash provided by (used in) financing activities	10,913	(230)
Effect of exchange rates on cash and cash equivalents	(169)	(72)
Net increase in cash and cash equivalents	9,151	8,792
Cash and cash equivalents at beginning of period	28,295	16,400
Cash and cash equivalents at end of period	$37,446	$25,192
Supplemental disclosures of cash flow information:
Cash paid for interest on convertible debt	$277	$1,406
Cash paid for interest on capital leases	35	56
Non-cash investing and financing activities:
Conversion of convertible debt to equity	$14,197	$—
Reclassification of unamortized debt issuance cost to additional paid-in capital as a result of debt conversion	$253	$—
Non-cash financing of fixed assets acquired under capital lease	—	2,627
See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Summary of Accounting Policies
All amounts included herein related to the condensed consolidated financial statements as of September 30, 2014 and the three and nine months ended September 30, 2014 and 2013 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Callidus Software Inc.'s ("the Company") Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations regarding interim financial statements.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the consolidated financial statements.
Note 2—Restructuring and Other
During the three months ended June 30, 2014, management approved and initiated restructuring plans to realign our resources to improve cost efficiencies. Restructuring and other expenses primarily consist of costs associated with exit of excess facilities, employee terminations and incremental depreciation expense as a result of the change in the estimated useful life of assets to be abandoned. The Company incurred restructuring and other expense of $0.3 million and $0.1 million during the three months ended September 30, 2014 and 2013, respectively, and $0.7 million and $1.7 million during the nine months ended September 30, 2014 and 2013, respectively.
The following tables set forth a summary of accrued restructuring expenses for the nine months ended September 30, 2014 and 2013, respectively (in thousands):

	December 31, 2013	Additions	Adjustments	Cash Payments	September 30, 2014
Severance and termination-related costs	$141	$70	$—	$(211)	$—
Facilities-related costs	234	162	20	(139)	277
Total accrued restructuring expenses	$375	$232	$20	$(350)	$277
During the three and nine months ended September 30, 2014, the Company also incurred $0.3 million and $0.5 million of non-cash expense, respectively, primarily related to incremental depreciation expense as a result of the change in the estimated useful life of assets at the current headquarters in Pleasanton, CA.

	December 31, 2012	Additions	Adjustments	Cash Payments	September 30, 2013
Severance and termination-related costs	$589	$1,707	$(8)	$(2,146)	$142
Facilities related costs	289	—	—	(30)	259
Total accrued restructuring expenses	$878	$1,707	$(8)	$(2,176)	$401
Note 3—Acquisitions
Clicktools Ltd.

On September 16, 2014, the Company acquired Clicktools Ltd. (“Clicktools”), a provider of premium, cloud-based survey products and services for businesses. The purchase consideration was $16.4 million, which included $14.8 million paid in cash and $1.6 million as an indemnity holdback payable upon the one year closing anniversary, which remains outstanding as of September 30, 2014.
The preliminary purchase price allocation for Clicktools is summarized as follows (in thousands):

Fair Value
Net assets assumed	$394
Intangible assets	3,100
Goodwill	12,911
Total purchase price	$16,405
The excess of purchase consideration over the fair value of net tangible assets assumed and identifiable intangible assets acquired was recorded as goodwill. Goodwill is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of Clicktools' business-to-business survey management platform with the Company’s other solutions. The goodwill balance is not deductible for U.S. income tax purposes.
Due to the recent closing of the Clicktools acquisition at quarter-end, the initial allocation of the purchase price is pending the completion of various analysis and finalization of estimates. The Company expects to finalize the valuation, including deferred revenue, as soon as practicable, but no later than one-year from the acquisition date.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of the Clicktools acquisition (in thousands):

	Fair Value	Useful Life
Developed technology	$1,400	5 years
Domain names and trademarks	600	3 years
Customer relationships	1,100	3 years
Total intangible assets subject to amortization	$3,100
Pro forma results of operations for the Clicktools acquisition have not been presented because the acquisition is not material.
LeadRocket, Inc.
On February 4, 2014, the Company acquired all of the common stock of LeadRocket, Inc. (“LeadRocket”), a privately-held company providing marketing automation and demand generation solutions that enable both marketing and sales users to identify and connect with leads efficiently. The Company acquired LeadRocket to strengthen its social engagement and digital marketing platform. The purchase consideration was $3.0 million, which included $2.5 million paid in cash and $0.5 million as indemnity holdback payable upon the one year closing anniversary. As of September 30, 2014, $0.4 million of the indemnity holdback remains accrued for potential indemnification claims, and the timing and amount of any additional indemnification items under the holdback is unknown.
The preliminary purchase price allocation for LeadRocket is summarized as follows (in thousands):

Fair Value
Net liabilities assumed	$(1,075)
Intangible assets	2,640
Goodwill	1,584
Deferred tax liabilities	(149)
Total purchase price	$3,000
The excess of purchase consideration over the fair value of net tangible liabilities assumed and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of assets acquired and liabilities assumed, specifically current and noncurrent income taxes payable and deferred taxes, may be subject to change as additional information is received and certain tax returns are finalized. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but no later than one-year from the acquisition date.
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
As of September 30, 2014 and December 31, 2013, goodwill consisted of the following (in thousands):

Balance as of December 31, 2013	$31,207
LeadRocket	1,584
Clicktools	$12,911
Foreign currency translation impact	$(18)
Balance as of September 30, 2014	$45,684
Note 4—Financial Instruments
As of September 30, 2014 and December 31, 2013, all investment debt securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.
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
Realized gains and losses are calculated using the specific identification method. As of September 30, 2014 and December 31, 2013, the Company had no short-term investments in a material unrealized loss position.
The components of the Company’s cash, cash equivalents, and investments classified as available-for-sale were as follows at September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair value
Cash	$31,144	$—	$—	$—	$31,144
Cash equivalents:
Money market funds	6,302	—	—	—	6,302
Total cash equivalents	6,302	—	—	—	6,302
Total cash and cash equivalents	$37,446	$—	$—	$—	$37,446

Short-term investments:
Corporate notes and obligations	2,778	—	(4)	—	2,774
Total short-term investments	$2,778	$—	$(4)	$—	$2,774

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair value
Cash	$21,989	$—	$—	$—	$21,989
Cash equivalents:
Money market funds	6,306	—	—	—	6,306
Total cash equivalents	6,306	—	—	—	6,306
Total cash and cash equivalents	$28,295	$—	$—	$—	$28,295

Short-term investments:
U.S. government and agency obligations	6,115	—	—	—	6,115
Corporate notes and obligations	1,751	—	—	—	1,751
Total short-term investments	$7,866	$—	$—	$—	$7,866
The market value and the amortized cost of available-for-sale debt securities by contractual maturities as of September 30, 2014 were as follows (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$351	$351
Between 1 and 2 years	2,427	2,423
Total	$2,778	$2,774
At September 30, 2014, the Company had no material unrealized losses on our short-term investments.
The Company had no realized gains or losses on sales of its investments for the three and nine months ended September 30, 2014 and 2013. The Company had proceeds, net of purchases of investments, of $5.1 million and $3.8 million from maturities and sales of investments during the nine months ended September 30, 2014 and 2013, respectively.
The short-term investments in government obligations or highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities so as to assess if any of the impairments will be considered other-than-temporary. The Company did not identify any government obligations or highly rated credit securities held as of September 30, 2014 or as of December 31, 2013 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.
Note 5—Fair Value Measurements
The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at September 30, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$6,302	$6,302	$—	$—
Corporate notes and obligations (2)	2,774	—	2,774	—
Total	$9,076	$6,302	$2,774	$—
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
Level 3
As of September 30, 2014, the Company had no Level 3 instruments. The Company did not have any transfers between Level 1, Level 2 and Level 3 fair value measurements during the periods presented as there were no changes in the composition in Level 1, 2 or 3.

Note 6—Convertible Notes
During the three months ended June 30, 2014, an aggregate principal amount of $14.2 million of the Company's 4.75% Convertible Senior Notes (“Convertible Notes”) was converted into 1,840,770 shares of common stock. Additionally, the Company paid accrued interest of $0.3 million and reclassified $0.3 million of deferred debt issuance costs to additional paid-in capital in connection with the conversion of the Convertible Notes. As of September 30, 2014, the Company had no outstanding Convertible Notes or related deferred debt issuance costs.
Note 7—Commitments and Contingencies
Except as discussed below, there were no material changes in the Company's commitments under contractual obligations as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2013. Please also refer to Note 13 - Subsequent Event for additional commitments that the Company has entered into subsequent to September 30, 2014.
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
During the three months ended September 30, 2014, the Company increased the maximum borrowing amount under the Revolver to $15.0 million.
As of September 30, 2014, the Company had borrowed $10.5 million under the Revolver. The carrying value of total debt approximates fair market value.
Letter of Credit
During the three months ended September 30, 2014, the Company reduced the security deposit from $0.4 million to $0.2 million for its current headquarters office at 6200 Stoneridge Mall Road, Suite 500, Pleasanton, California 94588. As a result, $0.4 million was released to the Company in cash, and the Company obtained a $0.2 million letter of credit in August 2014 for the security deposit. The letter of credit will expire on August 31, 2015.
Financing Arrangement for Equipment Purchase
In September 2014, the Company entered into a financing arrangement for the purchase of storage equipment, primarily for its data centers. The principal amount financed is $3.8 million and is payable in two installments of $2.6 million and $1.2 million in three months and one year, respectively, from November 2014. The financing arrangement does not bear interest. There are no financial covenants associated with the financing arrangement. In the event of default by the Company, the financing company may repossess the equipment and sell it in the in order to offset the Company’s liability to it. As of September 31, 2014, the Company had received, and accrued for, $0.1 million of storage equipment. Any shortfall from the sale of the equipment will be due and payable by the Company to the financing company.
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
Intellectual Property Litigation
Versata Software, Inc. and Versata Development Group, Inc. v. Callidus Software, Inc. - Ongoing
On July 19, 2012, Versata Software, Inc. and Versata Development Group, Inc. (collectively, “Versata”) filed suit against Callidus in the United States District Court for the District of Delaware (“Delaware District Court”). The suit asserts that the Company infringes U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024. The Company believes that the claims are without merit and intends to vigorously defend against these claims. On May 30, 2013, the Company answered the complaint and filed a counterclaim against Versata in the Delaware District Court. The Company's counterclaim asserts that Versata infringes U.S. Patent Nos. 6,269,355, 6,850,924 and 6,473,748. On August 30, 2013, the Company filed petitions with the United States Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) for covered business method (“CBM”) patent review of U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024, which Versata filed responses to on December 12, 2013. The Company also filed a motion with the Delaware District Court on August 30, 2013 to stay the litigation pending completion of the patent review proceedings with the PTAB (“Motion to Stay”). On January 8, 2014, the Company was granted leave by the Delaware District Court to add Versata Inc. as a counterclaim defendant. On March 4, 2014, the PTAB instituted covered business method patent review of each of Versata’s patents, namely, U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024, finding that it is more likely than not that the Company will prevail in establishing that the challenged claims are not patentable. After requesting that the PTAB reconsider its decision to institute, which was denied, Versata filed a petition for writ of mandamus with the Court of Appeals for the Federal Circuit (“CAFC”) on April 11, 2014 asking that Court to deny institution of CBM patent review by the PTAB. The CAFC denied Versata’s petition for writ of mandamus on May 5, 2014. On April 17, 2014, the Company filed additional petitions with the PTAB for CBM patent review to address all of the remaining claims not previously covered in the prior petitions with respect to U.S Patent Nos. 7,908,304 and 7,958,024. On May 8, 2014, the Delaware District Court: (i) granted the Company’s Motion to Stay in part with respect to U.S. Patent No. 7,904,326, and (ii) denied the Company’s Motion to Stay in part with respect to U.S. Patent Nos. 7,908,304 and 7,958,024. On May 8, 2014, the Company appealed to the CAFC the Delaware District Court’s denial of the Motion to Stay with respect to U.S. Patent Nos. 7,908,304 and 7,958,024. On October 2, 2014, the PTAB instituted covered business method patent review of the remaining claims covered in the second set of petitions for U.S Patent Nos. 7,908,304 and 7,958,024. On October 21, 2014, the Company and Versata engaged in a mediation to settle their present dispute and to reach global settlement to avoid future patent infringement lawsuits. Following the mediation, considering all facts and circumstances, the Company determined that it had incurred a liability as of September 30, 2014 and recorded an estimated potential loss for this case in the amount of $3.0 million. The estimated potential loss was recorded to cost of recurring revenue and to general and administrative expenses in the amounts of $1.2 million and $1.8 million, respectively.
Other Matters
In addition to the above litigation matter, the Company is from time to time a party to other various litigation and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters are likely to have a material adverse effect on the Company’s future financial results.
The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At September 30, 2014, the Company had not recorded any such liabilities in accordance with accounting for contingencies. However, litigation and other disputes are subject to inherent uncertainties and the Company's view on these matters may change in the future.
Note 8—Net Loss Per Share
Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable for the period of time the Convertible Notes were outstanding, the exercise of outstanding common stock options, the release of restricted stock units, and purchases of shares pursuant to our employee stock purchase plan ("ESPP"), to the extent these shares are dilutive. For the three and nine months ended September 30, 2014 and 2013, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restricted Stock Units	2,526	1,967	2,340	2,071
Stock Options	1,557	2,558	1,745	2,622
ESPP Shares	18	19	6	6
Convertible Notes	—	7,680	1,108	7,680
Total	4,101	12,224	5,199	12,379
The weighted average exercise price of stock options excluded for the three and nine months ended September 30, 2014 were $5.51 and $5.39, respectively. The weighted average exercise price of stock options excluded for the three and nine months ended September 30, 2013 were $4.62 and $4.22, respectively.

Note 9—Stock-based Compensation
Expense Summary
The table below sets forth a summary of stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock Options	$200	$181	$613	$642
Restricted Stock Units
Performance Awards	440	463	1,267	984
Service-based Awards	2,064	1,750	5,354	6,263
ESPP Shares	288	150	682	456
Total Stock-based Compensation	$2,992	$2,544	$7,916	$8,345

As of September 30, 2014, there were $2.0 million, $3.5 million, $11.4 million and $0.8 million of total unrecognized compensation expense related to stock options, performance awards, service-based awards and ESPP shares, respectively. The expenses related to stock options, performance awards, service-based awards and ESPP shares are expected to be recognized over a weighted average period of 2.7 years, 2.0 years, 1.8 years and 0.8 years, respectively.
The table below sets forth the functional classification of stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of recurring revenue	$226	$234	$600	$612
Cost of services and other revenue	265	218	735	860
Sales and marketing	925	769	2,327	1,924
Research and development	481	384	1,393	1,317
General and administrative	1,095	939	2,861	3,632
Total stock-based compensation	$2,992	$2,544	$7,916	$8,345
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
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. No stock options were granted during the three and nine months ended September 30, 2014.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock Option Plans
Expected life (in years)	—	6.0 to 6.1	—	5.0 to 6.1
Risk-free interest rate	—	1.69% to 1.93%	—	1.41% to 1.93%
Volatility	—	61% to 62%	—	61% to 63%
Dividend Yield	—	None	—	None

The fair value of each ESPP share is estimated on the enrollment date of the offering period using the Black-Scholes valuation model and the assumptions noted in the following table.

Nine Months Ended September 30,
	2014	2013
Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.50 to 1.00
Risk-free interest rate	0.05% to 0.12%	0.08% to 0.17%
Volatility	47% to 50%	41% to 62%
Dividend yield	None	None
Note 10—Income Taxes
Income tax expense for the three and nine months ended September 30, 2014 was $0.3 million and $0.9 million, compared to income tax expense of $0.5 million and $1.7 million for the same periods of 2013. The decrease for the three and nine month periods was primarily due to a decrease in the withholding taxes in the foreign jurisdictions. The decrease for the nine months ended September 30, 2014 was also impacted by the release in the three months ended September 30, 2014 of a portion of the valuation allowance associated with the acquisition of LeadRocket and the mix of foreign earnings and tax rates.
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
The following table summarizes revenue for the three and nine months ended September 30, 2014 and 2013 by geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$26,352	$22,052	$76,845	$62,616
EMEA	4,098	3,050	10,845	9,227
Asia Pacific	2,551	3,273	5,793	5,783
Other	1,999	2,303	5,009	4,524
	$35,000	$30,678	$98,492	$82,150
Substantially all of the Company’s long-lived assets are located in the United States and United Kingdom. Long-lived assets located outside the United States and United Kingdom are not significant.
During the three and nine months ended September 30, 2014 and 2013, no customer accounted for more than 10% of total revenue.
Note 12—Related-Party Transactions
In June 2014, in the normal course of business, the Company entered into agreements with Lithium Technologies, Inc. (“Lithium”), whose Chief Financial Officer is a member of the Company's Board of Directors. The Company purchased an annual subscription for Lithium's social media management solutions in the amount of $120,000, which was paid in full during the three months ended September 30, 2014. As of September 30, 2014, approximately $88,000 of the amount remains in prepaid and other current assets.
In June 2013, Lithium entered into a two-year hosting agreement with the Company for an annual amount of $113,000. During the three and nine months ended September 30, 2014, the Company recognized approximately $26,000 and $77,000, respectively, in revenue under this annual hosting agreement.
During 2013 and 2014, the Company entered into agreements to provide services to Lithium in an aggregate amount of $203,050, of which the Company recognized approximately $10,000 and $50,000 in revenue for the three and nine months ended September 30, 2014, respectively.
Webcom, Inc., a wholly-owned subsidiary of the Company, engages the services of a third-party vendor to perform product modeling and maintenance of certain equipment. The third-party vendor is owned by a relative of Webcom’s senior management. For the three and nine months ended September 30, 2014, the Company paid approximately $25,000 and $101,000, respectively, to this vendor.

Note 13—Subsequent Events
New Headquarters Building Lease
In October 2014, the Company entered into a sublease agreement ("Sublease") with Oracle America, Inc. (“Sublandlord”) for office space located at 4140 Dublin Boulevard, Dublin, California 94568 ("Subleased Premises"), to replace the Company’s current corporate headquarters.
The term of the Sublease commences on the date the Sublandlord delivers possession of the Subleased Premises to the Company and expires on May 15, 2022. The Company expects to receive possession within the next twelve months. Base rent will be abated from the commencement of the Sublease until November 30, 2015. Thereafter, monthly base rent will be $149,928 for 2015 and increase annually as set forth in the Sublease, up to $184,411 in 2022. The total cash obligation for base rent over the term of the Sublease is approximately $15.1 million, without rent abatement. In addition to base rent, the Company will be required to pay its pro rata share of building operating costs including utilities, insurance, repair and personnel costs, along with real estate taxes in excess of the amounts for certain base years.
Amendment to Current Headquarters Lease
In October 2014, in connection with the execution of the Sublease, the Company and the current landlord entered into the Third Amendment to Lease (“Lease Amendment”) to amend the Office Lease Agreement between the Company and current landlord, dated March 30, 2010, as amended (“Current Lease”), for the Company’s current headquarters at 6200 Stoneridge Mall Road, Suite 500, Pleasanton, California 94588 (“Current Premises”). The Current Lease term expires on July 31, 2017 and the Lease Amendment reduces that term so that the Current Lease will expire on the earlier to occur of (1) the date selected by the Company following no less than fourteen days prior written notice to Current Landlord, or (2) February 16, 2015, unless sooner terminated in accordance with the terms and conditions of the Current Lease. The effectiveness of the Lease Amendment was contingent on the Company entering into the Sublease. No material early termination penalties and rent obligations subsequent to exit are expected to be incurred by the Company in connection with the Lease Amendment.
Letter of Credit
In October 2014, the Company obtained a $1.1 million letter of credit to serve as a deposit for the new headquarters in Dublin, CA as required by the Sublease. This letter of credit will expire on October 1, 2015.

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
We provide a suite of Software-as-a-Service ("SaaS") solutions which generate revenue from cloud subscriptions, sales operation services and term licenses. Our SaaS customers typically purchase annual subscriptions, but will also purchase multi-year subscriptions.
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
During the three months ended September 30, 2014, we continued to invest in productive sales capacity, marketing personnel and programs, as well retaining our customer relationships through professional services and customer success teams aimed at providing a world class customer experience.
During the nine months ended September 30, 2014, we added more than 1,200 net new SaaS customers, and now as a result of net new SaaS customers and through acquisitions completed in 2014 we have over 3,500 customers. Our enterprise SaaS customer retention rates were in excess of 90% based upon number of contracts over the past twelve months. We believe our rapid customer growth and high retention rates are indicators of the quality of our products and the strength of our customer base.
SaaS revenue grew to $21.6 million for the three months ended September 30, 2014, representing a $4.4 million or 26% increase over the same period in 2013. SaaS revenue grew to $59.3 million for the nine months ended September 30, 2014, representing a $10.7 million or 22% increase over the same period in 2013. Revenue related to overages was immaterial for the three and nine months ended September 30, 2014 and nine months ended September 30, 2013. Revenue related to overages was $1.4 million for the three months ended September 30, 2013.
Acquisition of Clicktools Ltd.
On September 16, 2014, we invested in our Lead to Money suite by acquiring Clicktools Ltd. (“Clicktools”), a provider of premium, cloud-based survey products and services for businesses. The purchase consideration was $16.4 million, which included $14.8 million paid in cash and $1.6 million as indemnity holdback payable upon the one year closing anniversary.
The consolidated unaudited operating results for the three and nine months ended September 30, 2014 include financial data from Clicktools. Due to the recent closing of the Clicktools acquisition at quarter-end, the initial allocation of the purchase price is pending the completion of various analysis and finalization of estimates. We expect to finalize the valuation as soon as practicable, but no later than one-year from the acquisition date.

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
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment, contingent consideration and income taxes have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates and we consider these to be our critical accounting policies. There were no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2014 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements
Refer to Note 1 to the notes to our condensed consolidated financial statements for information regarding the effect of recent accounting pronouncements on our financial statements.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2014 and 2013
Revenue, Cost of Revenue and Gross Profit
The following tables set forth the changes in revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2014, compared to the same periods in 2013 (in thousands, except for percentage data):

	Three Months Ended September 30, 2014	Percentage of Revenue	Three Months Ended September 30, 2013	Percentage of Revenue	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$25,547	73%	$21,119	69%	$4,428	21%
Services and license	9,453	27%	9,559	31%	(106)	(1)%
Total revenue	$35,000	100%	$30,678	100%	$4,322	14%

Cost of revenue:
Recurring	$8,916	35%	$7,303	35%	$1,613	22%
Services and license	6,730	71%	4,475	47%	2,255	50%
Total cost of revenue	$15,646	45%	$11,778	38%	$3,868	33%

Gross profit:
Recurring	$16,631	65%	$13,816	65%	$2,815	20%
Services and license	2,723	29%	5,084	53%	(2,361)	(46)%
Total gross profit	$19,354	55%	$18,900	62%	$454	2%

	Nine Months Ended September 30, 2014	Percentage of Revenue	Nine Months Ended September 30, 2013	Percentage of Revenue	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$71,481	73%	$60,359	73%	$11,122	18%
Services and license	27,011	27%	21,791	27%	5,220	24%
Total revenue	$98,492	100%	$82,150	100%	$16,342	20%

Cost of revenue:
Recurring	$23,706	33%	$21,687	36%	$2,019	9%
Services and license	17,468	65%	14,436	66%	3,032	21%
Total cost of revenue	$41,174	42%	$36,123	44%	$5,051	14%

Gross profit:
Recurring	$47,775	67%	$38,672	64%	$9,103	24%
Services and license	9,543	35%	7,355	34%	2,188	30%
Total gross profit	$57,318	58%	$46,027	56%	$11,291	25%
Revenue
Total Revenue.  Total revenue for the three and nine months ended September 30, 2014 increased compared to the same periods in 2013 primarily due to continued growth in SaaS revenue.
Recurring Revenue.  Recurring revenue consists of SaaS and maintenance revenue. SaaS revenue increased $4.4 million and $10.7 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 due to continual growth in bookings. Maintenance revenue remained consistent and increased $0.5 million, respectively, in the three and nine months ended September 30, 2014 compared to the same periods in 2013.
Services and License Revenue.  Services and license revenue consist of integration and configuration services, training and perpetual licenses. For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, services revenue increased $2.4 million and $6.5 million, respectively, resulting from increased SaaS bookings as noted above. Services revenue growth in the three months ended September 30, 2014 was partially offset by a one-time benefit of $0.8 million in the three months ended September 30, 2013 due to a release of deferred revenue, which resulted from a review of outstanding projects. For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, license revenue decreased $2.5 million and $1.3 million, respectively, due to the timing of license contracts.
Cost of Revenue and Gross Margin
Cost of Recurring Revenue.  The increase for the three and nine months ended September 30, 2014 compared to the same periods in 2013 was primarily due to a $1.2 million royalty expense related to a litigation settlement and increased maintenance and depreciation as the Company continued to invest in hosting facility equipments to support our revenue growth and expanding customer base.
Cost of Services and License Revenue.  The increase for the three and nine months ended September 30, 2014 compared to the same periods in 2013 was primarily due to expanded use of third party consultants required resulting from increased implementation services to support our increased SaaS revenue and customer base.
Recurring Revenue Gross Margin. The improvement in our recurring revenue gross margin percentage for the three and nine months ended September 30, 2014 compared to the same periods in 2013 was primarily due to increased SaaS revenue and economies of scale of our on-demand infrastructure costs, offset by $1.2 million royalty expense related to a litigation settlement.
Services and License Revenue Gross Margin. The decrease in services and license revenue gross margin for the three months ended September 30, 2014 compared to the same period in 2013 was attributable to decreased license revenue along with a one-time benefit of $0.8 million in the three months ended September 30, 2013 due to a release of deferred revenue as noted above. The increase in services and license revenue gross margin for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to decreased cost of services revenue resulting from higher billable utilization, partially offset by a decrease in license revenue.
Operating Expenses
The following tables outline the changes in operating expenses for the three and nine months ended September 30, 2014, compared to the same periods in 2013 (in thousands, except percentage data):

	Three Months Ended September 30, 2014	Percentage of Revenue	Three Months Ended September 30, 2013	Percentage of Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$11,153	32%	$8,981	29%	$2,172	24%
Research and development	4,920	14%	4,146	14%	774	19%
General and administrative	7,892	23%	5,757	19%	2,135	37%
Restructuring and other expenses	305	1%	141	—%	164	116%
Total operating expenses	$24,270	69%	$19,025	62%	$5,245	28%

	Nine Months Ended September 30, 2014	Percentage of Revenue	Nine Months Ended September 30, 2013	Percentage of Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$33,688	34%	$24,516	30%	$9,172	37%
Research and development	14,838	15%	12,984	16%	1,854	14%
General and administrative	18,113	18%	16,889	21%	1,224	7%
Restructuring and other expenses	709	1%	1,699	2%	(990)	(58)%
Total operating expenses	67,348	68%	56,088	68%	11,260	20%
Sales and Marketing.  The increase for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to $1.4 million increase in personnel related cost as a result of increased sales capacity and increased investments in marketing headcount, and $0.5 million increase in marketing activities supporting lead generation, such as the Company's C3 conference in Japan. The increase for the nine months ended September 30, 2014 compared to the same period in 2013 included a $5.7 million increase in personnel related cost as a result of increased sales capacity and increased investments in marketing headcount, $2.0 million of marketing expenses related to our C3 conference in Las Vegas and Japan and lead generation activities, and $0.8 million of increased commission expense from continued channel growth.
Research and Development.  The increase for the three and nine months ended September 30, 2014 compared to the same periods in 2013 was driven primarily by an increase in personnel related costs as we continue to invest in headcount to support product development.
General and Administrative.  The increase for the three months ended September 30, 2014 compared to the same period in 2013 was primarily driven by $1.8 million related to litigation settlement and $0.4 million increase in personnel related costs. The increase for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily driven by $1.8 million related to litigation settlement, and increase corporate insurance, maintenance and travel expenses to support our continued business growth, partially offset by reduction in severance and recruiting fees due to the departure and replacement of our chief financial officer in 2013 and stock-based compensation expense.
Restructuring and other.  The increase for the three months ended September 30, 2014 as compared to the same period in 2013 was due to the incremental depreciation expense as a result of the change in the estimated useful life of assets at current headquarters in Pleasanton, CA. The decrease for the nine months ended September 30, 2014 as compared to the same period in 2013 was due to a larger scale of restructuring activities in 2013, which included the departure of our former general counsel and the realignment of our organization, including consolidation of our office locations.
Stock-based Compensation

The following tables set forth a summary of our stock-based compensation expenses for the three and nine months ended September 30, 2014, compared to the same periods in 2013 (in thousands, except percentage data):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenue	$226	$234	$(8)	(3)%
Cost of services revenue	265	218	47	22%
Sales and marketing	925	769	156	20%
Research and development	481	384	97	25%
General and administrative	1,095	939	156	17%
Total stock-based compensation	$2,992	$2,544	$448	18%

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenues	$600	$612	$(12)	(2)%
Cost of services revenues	735	860	(125)	(15)%
Sales and marketing	2,327	1,924	403	21%
Research and development	1,393	1,317	76	6%
General and administrative	2,861	3,632	(771)	(21)%
Total stock-based compensation	$7,916	$8,345	$(429)	(5)%
The increase for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to timing of RSU grants, increased stock price and increased ESPP participation. The decrease for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to the Company's plan to manage the equity award burn rate, partially offset by increased ESPP participation.
Other Items
The following tables set forth changes in other items for the three and nine months ended September 30, 2014, compared to the same periods in 2013 (in thousands, except percentage data):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other income (expense), net	$(20)	$29	$(49)	(169)%
Interest expense	(38)	(860)	822	(96)%
	$(58)	$(831)	$773	(93)%

Provision (benefit) for income taxes	$261	457	(196)	(43)%

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other income (expense), net	$3,948	$(92)	$4,040	(4,391)%
Interest expense	(429)	(2,578)	2,149	(83)%
	$3,519	$(2,670)	$6,189	(232)%

Provision (benefit) for income taxes	$941	1,700	(759)	(45)%

 Interest Income and Other Income (Expense), Net
Interest income and other income (expense) remained consistent for the three months ended September 30, 2014 compared to the same period in 2013. The increase for the nine months ended September 30, 2014, compared to the same period in 2013, was due to a $3.9 million gain on sale of select domain names and trademarks during the three months ended June 30, 2014.
Interest Expense
The decrease for the three and nine months ended September 30, 2014, compared to same periods in 2013, was primarily due to the early conversion of $45.0 million of the Company's Convertible Notes during the three months ended December 31, 2013 and conversion of the remaining $14.2 million of Convertible Notes during the three months ended June 30, 2014.
Provision (Benefit) for Income Taxes
The decrease for the three and nine month periods was primarily due to a decrease in the withholding taxes in the foreign jurisdictions. The decrease for the nine months ended September 30, 2014 was also impacted by the release in Q1 2014 of a portion of the valuation allowance associated with the acquisition of LeadRocket and the mix of foreign earnings and tax rates.
Liquidity and Capital Resources
As of September 30, 2014, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $40.2 million and accounts receivable of $32.2 million, compared to $36.2 million and $29.2 million at December 31, 2013, respectively.
During the three months ended June 30, 2014, an aggregate principal amount of $14.2 million of the Company's 4.75% Convertible Notes was converted into 1,840,770 shares of common stock. As of September 30, 2014, the Company had no outstanding Convertible Notes.
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
During the three months ended September 30, 2014, the Company increased the maximum borrowing amount under the Revolver to $15.0 million. As of September 30, 2014, the Company had borrowed $10.5 million under the Revolver.
Cash provided by operating activities during the nine months ended September 30, 2014 improved significantly compared to cash provided by operating activities during the previous year period, primarily due to lower net losses, and collections commensurate with increased billings.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$10,116	$7,626
Net cash provided by (used in) investing activities	(11,709)	1,468
Net cash provided by (used in) financing activities	10,913	(230)
Cash Flows During the Nine Months Ended September 30, 2014
Net cash provided by operating activities was $10.1 million in the nine months ended September 30, 2014 compared to $7.6 million provided in the previous period. The increase was primarily driven by lower net loss adjusted for non-cash expenses as net loss was $7.5 million in the nine months ended September 30, 2014, which included adjustments of the gain on sale of intangible asset of $3.9 million, $7.9 million in stock-based compensation and $7.6 million in depreciation and amortization expense. Changes in operating assets and liabilities provided $5.2 million in cash during the quarter, primarily driven by an increase in deferred revenue of $4.5 million from new bookings and renewals, and an increase of accrued expense of $5.5 million. These changes were partially offset by the increase of $2.0 million from prepaid and other current assets, and increase in accounts receivable of $2.4 million.
Net cash used in investing activities was $11.7 million during the nine months ended September 30, 2014, compared to $1.5 million provided by investing activities in the previous period. The net cash used in investing activities related to $15.4 million of cash used for the acquisition of LeadRocket and Clicktools, net of cash acquired, $5.1 million in purchases of property and equipment for data center upgrades and expansion, and $0.9 million in purchase of intangible assets, partially offset by $5.1 million in proceeds from maturities and sale of investments, net of purchases, and $4.7 million in proceeds from sale of intangible asset.
Net cash provided by financing activities was $10.9 million during the nine months ended September 30, 2014, compared to $0.2 million cash used in financing activities in the previous period. The increase in cash provided by financing activities was primarily due to the proceeds withdrawn on the line of credit. The net cash provided by financing activities was primarily due to $10.5 million proceeds from line of credit, and $4.0 million of proceeds from issuance of common stock, partially offset by $1.6 million for the repurchase of common stock from employees for payment of taxes on vesting of restricted stock units, $0.7 million of principal payments for capital leases, $0.6 million payment of acquisition-related holdback, and $0.6 million of debt repayments.
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
Contractual Obligations and Commitments
Refer to Note 7 and Note 13 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. For additional information on existing unconditional purchase commitments, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
With the exception of the above contractual obligations, we have no material off-balance sheet arrangements that have not been recorded in our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three and nine months ended September 30, 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete discussion on the market risks we encounter.
Item 4. Controls and Procedures
Evaluation of Disclosures Controls and Procedures
Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) or 15d-15(e)) as of September 30, 2014, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures.
Changes in Internal Control Over Financial Reporting
In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our CEO and CFO did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Versata Software, Inc. and Versata Development Group, Inc. v. Callidus Software, Inc. - Ongoing
On July 19, 2012, Versata Software, Inc. and Versata Development Group, Inc. (collectively, “Versata”) filed suit against Callidus in the United States District Court for the District of Delaware (“Delaware District Court”). The suit asserts that the Company infringes U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024. The Company believes that the claims are without merit and intends to vigorously defend against these claims. On May 30, 2013, the Company answered the complaint and filed a counterclaim against Versata in the Delaware District Court. The Company's counterclaim asserts that Versata infringes U.S. Patent Nos. 6,269,355, 6,850,924 and 6,473,748. On August 30, 2013, the Company filed petitions with the United States Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) for covered business method (“CBM”) patent review of U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024, which Versata filed responses to on December 12, 2013. The Company also filed a motion with the Delaware District Court on August 30, 2013 to stay the litigation pending completion of the patent review proceedings with the PTAB (“Motion to Stay”). On January 8, 2014, the Company was granted leave by the Delaware District Court to add Versata Inc. as a counterclaim defendant. On March 4, 2014, the PTAB instituted covered business method patent review of each of Versata’s patents, namely, U.S. Patent Nos. 7,904,326, 7,908,304 and 7,958,024, finding that it is more likely than not that the Company will prevail in establishing that the challenged claims are not patentable. After requesting that the PTAB reconsider its decision to institute, which was denied, Versata filed a petition for writ of mandamus with the Court of Appeals for the Federal Circuit (“CAFC”) on April 11, 2014 asking that Court to deny institution of CBM patent review by the PTAB. The CAFC denied Versata’s petition for writ of mandamus on May 5, 2014. On April 17, 2014, the Company filed additional petitions with the PTAB for CBM patent review to address all of the remaining claims not previously covered in the prior petitions with respect to U.S Patent Nos. 7,908,304 and 7,958,024. On May 8, 2014, the Delaware District Court: (i) granted the Company’s Motion to Stay in part with respect to U.S. Patent No. 7,904,326, and (ii) denied the Company’s Motion to Stay in part with respect to U.S. Patent Nos. 7,908,304 and 7,958,024. On May 8, 2014, the Company appealed to the CAFC the Delaware District Court’s denial of the Motion to Stay with respect to U.S. Patent Nos. 7,908,304 and 7,958,024. On October 2, 2014, the PTAB instituted covered business method patent review of the remaining claims covered in the second set of petitions for U.S Patent Nos. 7,908,304 and 7,958,024. On October 21, 2014, the Company and Versata engaged in a mediation to settle their present dispute and to reach global settlement to avoid future patent infringement lawsuits. Following the mediation, considering all facts and circumstances, the Company determined that it had incurred a liability as of September 30, 2014 and recorded an estimated potential loss for this case in the amount of $3.0 million. The estimated potential loss was recorded to cost of recurring revenue and to general and administrative expenses in the amounts of $1.2 million and $1.8 million, respectively.
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
We deliver our solutions by using an integrated architecture environment, which has previously been provided through third-party facilities. We have a third-party facility with full redundancy capabilities in Sacramento, California to support our SaaS solutions, as well as a second, fully redundant hosting facility in Virginia. Our systems, procedures or controls might not be adequate to support this functionality. Further, these functions are complex and disruptions to the environment could occur during the transfer of customers to the new data center, which may result in increased exposure to remediation efforts and liability claims against us for breach of service-level commitments, customer terminations and damage to our reputation and future business prospects.
Acquisitions and investments present many risks. We may not realize the anticipated financial and strategic benefits of such transactions, and may not be able to successfully integrate and manage the acquired businesses. In addition, we may not be able to manage our operations with the acquired businesses efficiently or profitably.
As part of our business strategy, we evaluate opportunities to expand and enhance our product and services offerings to meet our customers' needs, increase our market opportunities and grow revenue, both through internal development efforts and external acquisitions and partnerships. We have completed a number of acquisitions since 2010, including recent acquisitions of LeadRocket, Inc. in February 2014 and Clicktools Ltd. in September 2014, and we may continue to acquire or make investments in other companies, products, services and technologies in the future. Acquisitions and investments may cause disruptions in or add complexity to our operations and involve a number of risks, including the following:

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

In May 2014, we entered into a credit agreement with Wells Fargo Bank, National Association (“Lender”), under which Lender agreed to make a revolving loan to the Company in an amount not to exceed $10.0 million that we may draw upon to finance our operations or other corporate purposes, with an accordion feature that allows the Company to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million ("Revolver"). In September 2014, the Company increased the maximum borrowing amount to $15.0 million. The Revolver contains a number of restrictive covenants, and its terms may restrict our current and future operations, including:

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

CALLIDUS SOFTWARE INC.

Date:	November 5, 2014	By:	/s/ BOB L. COREY
Bob L. Corey
Senior Vice President, Chief Financial Officer
(duly authorized officer)

EXHIBIT INDEX TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Exhibit Number	Description
2.1
Agreement, dated September 15, 2014, between the vendors set forth therein, Callidus Software Inc. and Dorset Acquisition Corp (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Commission on September 17, 2014)

10.1	Third Amendment to Office Lease Agreement between 6200 Stoneridge Mall Road Investors LLC and Callidus Software Inc. dated October 1, 2014
10.2	Sublease between Oracle America, Inc. and Callidus Software Inc. dated October 3, 2014
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (iv) Notes to Condensed Consolidated Financial Statements