Form 10-K/A
period 2014-12-31
CALLIDUS SOFTWARE INC
filed 2015-05-01
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

Large accelerated file☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant's common stock on June 30, 2014, as reported on the NASDAQ Global Market, was approximately $564.0 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of February 17, 2015, the Registrant had 49,075,288 shares of its common stock, $0.001 par value, outstanding..

EXPLANATORY NOTE
Callidus Software Inc. (“Company”) is filing this Amendment No. 1 on Form 10-K (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (“Commission”) on March 2, 2015 (“Form 10-K”), for the sole purpose of providing a revised copy of Exhibit 10.19 to include certain information that was previously omitted from Exhibit 10.19 pursuant to a request for confidential treatment made by the Company.  The Company has withdrawn its request for confidential treatment with respect to the specific portions of Exhibit 10.19 that were previously omitted.  This Amendment No. 1 does not reflect events occurring after the original filing date of the Form 10-K, nor does it modify or update those disclosures affected by subsequent events, and this Amendment No. 1 should be read in conjunction with the Form 10-K and our other filings with the Commission.

CALLIDUS SOFTWARE INC.
AMENDMENT NO. 1 TO
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2014
TABLE OF CONTENTS

PART IV
Item 15.	Exhibits and Financial Statement Schedules	1
Exhibit Index		2
Signatures		4

PART IV
Item 15.      Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1.    Consolidated financial statements.    The consolidated financial statements are included in Item 8 of the original Annual Report on Form 10-K for the year ended December 31, 2014.
2.     All schedules have been omitted because they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.
3. Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

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

##10.19	Agreement between Callidus Software Inc. and Versata Software, Inc., Versata Development Group, Inc., and Versata, Inc. dated November 13, 2014
#23.1	Consent of Independent Registered Public Accounting Firm
#31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the of the Sarbanes-Oxley Act of 2002
#31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the of the Sarbanes-Oxley Act of 2002
##31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the of the Sarbanes-Oxley Act of 2002

##31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the of the Sarbanes-Oxley Act of 2002
#32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
#101	Interactive Data Files Pursuant to Rule 405 of Regulations S-T (XBRL)
________________________________________________________________________________________________________________
#   Previously filed with Annual Report on Form 10-K for year ended December 31, 2014.
##    Filed herewith.
+    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2015.

CALLIDUS SOFTWARE INC.

By:	/s/ BOB L. COREY
Bob L. Corey Senior Vice President, Chief Financial Officer

EXHIBIT 31.3
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Leslie J. Stretch, certify that:

1.	I have reviewed this amendment no. 1 to annual report on Form 10-K of Callidus Software Inc.; and

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: May 1, 2015
/s/ LESLIE J. STRETCH
Leslie J. Stretch
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT 31.4
 CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Bob L. Corey, certify that:

1.	I have reviewed this amendment no. 1 to annual report on Form 10-K of Callidus Software Inc.; and

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: May 1, 2015
/s/ BOB L. COREY
Bob L. Corey
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)