Form 10-Q
period 2015-03-31
CALLIDUS SOFTWARE INC
filed 2015-05-07
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
There were 55,274,267 shares of the registrant’s common stock, par value $0.001, outstanding on April 30, 2015, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$98,525	$34,200
Short-term investments	2,766	2,766
Accounts receivable, net of allowances of $918 and $1,063 at March 31, 2015 and December 31, 2014, respectively	38,178	41,623
Prepaid and other current assets	10,662	10,384
Total current assets	150,131	88,973
Property and equipment, net	20,645	18,755
Goodwill	46,420	46,970
Intangible assets, net	16,616	17,757
Deferred income taxes, noncurrent	399	440
Deposits and other noncurrent assets	3,156	3,403
Total assets	$237,367	$176,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,918	$2,056
Accrued payroll and related expenses	8,112	9,051
Accrued expenses	12,418	16,868
Deferred income taxes	1,475	1,475
Deferred revenue	63,702	61,427
Capital lease obligations	889	1,001
Total current liabilities	90,514	91,878
Deferred revenue, noncurrent	8,692	10,195
Deferred income taxes, noncurrent	500	561
Revolving line of credit	10,480	10,481
Other noncurrent liabilities	4,618	4,709
Total liabilities	114,804	117,824
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 57,530 and 51,285 shares issued and 55,191 and 48,946 shares outstanding at March 31, 2015 and December 31, 2014, respectively	54	49
Additional paid-in capital	413,132	344,312
Treasury stock; 2,339 shares at March 31, 2015 and December 31, 2014	(14,430)	(14,430)
Accumulated other comprehensive loss	(1,432)	(739)
Accumulated deficit	(274,761)	(270,718)
Total stockholders’ equity	122,563	58,474
Total liabilities and stockholders’ equity	$237,367	$176,298

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue:
Recurring	$28,893	$22,250
Services and license	10,852	8,727
Total revenue	39,745	30,977
Cost of revenue:
Recurring	8,358	7,288
Services and license	7,661	5,110
Total cost of revenue	16,019	12,398
Gross profit	23,726	18,579

Operating expenses:
Sales and marketing	13,726	10,727
Research and development	6,038	4,873
General and administrative	7,418	5,086
Restructuring and other	116	—
Total operating expenses	27,298	20,686
Operating loss	(3,572)	(2,107)
Interest income and other income (expense), net	(190)	27
Interest expense	(67)	(237)
Loss before provision for income taxes	(3,829)	(2,317)
Provision for income taxes	214	150
Net loss	$(4,043)	$(2,467)
Net loss per share
Basic and Diluted	$(0.08)	$(0.05)

Weighted average shares used in computing net loss per share:
Basic and Diluted	50,709	45,944

Comprehensive loss:
Net loss	$(4,043)	$(2,467)
Unrealized gains (loss) on available-for-sale securities	6	(2)
Foreign currency translation adjustments	(699)	35
Comprehensive loss	$(4,736)	$(2,434)

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,043)	$(2,467)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	1,387	1,152
Amortization of intangible assets	1,288	1,233
Provision for doubtful accounts	94	253
Stock-based compensation	4,817	2,292
Deferred income taxes	(59)	(311)
Release of valuation allowance	—	(149)
Loss on disposal of property and equipment	6	—
Amortization of convertible notes issuance cost	—	32
Net amortization on investments	5	8
Changes in operating assets and liabilities:
Accounts receivable	3,350	2,841
Prepaid and other current assets	(230)	(463)
Other noncurrent assets	247	(107)
Accounts payable	2,089	332
Accrued expenses	(781)	245
Accrued payroll and related expenses	(939)	(1,369)
Accrued restructuring and other expenses	—	(167)
Deferred revenue	772	2,114
Net cash provided by operating activities	8,003	5,469
Cash flows from investing activities:
Purchases of investments	—	(1,209)
Proceeds from maturities and sale of investments	—	3,750
Purchases of property and equipment (net)	(7,063)	(3,597)
Purchases of intangible assets	(234)	(112)
Acquisitions, net of cash acquired	—	(2,363)
Net cash (used in) investing activities	(7,297)	(3,531)
Cash flows from financing activities:
Proceeds from follow-on offering, net of issuance costs	64,370	—
Proceeds from issuance of common stock	1,581	1,190
Restricted stock units acquired to settle employee withholding liability	(1,959)	(1,347)
Payment of consideration related to acquisitions	(226)	(630)
Repayment of debt	—	(150)
Payment of principal under capital leases	(112)	(309)
Proceeds from term note financing, net of payment	—	2,996
Change in restricted cash	—	(2,996)
Net cash provided by (used in) financing activities	63,654	(1,246)
Effect of exchange rates on cash and cash equivalents	(35)	35
Net increase in cash and cash equivalents	64,325	727
Cash and cash equivalents at beginning of period	34,200	28,295
Cash and cash equivalents at end of period	$98,525	$29,022
Supplemental disclosures of cash flow information:
Cash paid for interest on convertible debt	$—	$169
Cash paid for interest on capital leases	$8	$16
Non-cash investing and financing activities:
Purchases of property and equipment through accounts payable and other accrued liabilities	$3,775	$748
See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Summary of Accounting Policies
All amounts included herein related to these condensed consolidated financial statements as of March 31, 2015 and the three months ended March 31, 2015 and 2014 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Callidus Software Inc.'s ("Company") Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations regarding interim financial statements.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2015.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include wholly-owned subsidiaries in Australia, Canada, Germany, Hong Kong, India, Japan, Malaysia, Mexico, New Zealand, Serbia, Singapore, and the United Kingdom. All intercompany transactions and balances have been eliminated upon consolidation.
Use of Estimates
Preparation of the unaudited condensed consolidated financial statements in conformity with GAAP and the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, the reported amounts of revenue and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, uncertain tax liabilities, allowances for doubtful accounts, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairments, stock-based compensation forfeiture rates, accrued liabilities, the allocation of the value of purchase consideration for business acquisitions, and other contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates such estimates and assumptions on an ongoing basis for continued reasonableness, using historical experience and other factors, including the current economic environment. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and declines in information technology spending by prospective customers have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates. Changes in those estimates, if any, resulting from continuing changes in the economic environment, will be reflected in the condensed consolidated financial statements in future periods.
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

Recurring Revenue. Recurring revenue, which includes software-as-a-service ("SaaS") revenue and maintenance revenue, is recognized as revenue ratably over the stated contractual period. SaaS revenue consists of subscription fees from customers accessing our cloud-based service offerings. Maintenance revenue consists of fees from customers purchasing subscriptions and receiving support for on-premise solutions. The Company also recognizes revenue associated with customers using its products in excess of contracted usage ("Overages"). The Overages are primarily attributed to SaaS products and are recorded in SaaS revenue. Revenue related to Overages was immaterial during the three months ended in March 31, 2015 and March 31, 2014.

           Service and Other Revenue. Service and other revenue primarily consist of training, integration and configuration services. Generally, the Company's professional services arrangements are on a time-and-materials basis. Time and material services are recognized as revenue as the services are rendered based on inputs to the project, such as billable hours incurred. For fixed-fee professional service arrangements, the Company recognizes revenue under the proportional performance method of accounting and estimates the proportional performance on a monthly basis, utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. Service and other revenue also includes license revenue from perpetual licenses, which is recognized upon delivery of the product, using the residual method, assuming all the other conditions for revenue recognition have been met.

            In certain arrangements with non-standard acceptance criteria, the Company defers the revenue until the acceptance criteria is satisfied. Reimbursements, including those related to travel and out-of-pocket expenses, are included in services and other revenue, and an equivalent amount of reimbursable expenses is included in cost of services and other revenue.

In general, recurring revenue agreements are entered into for 12 to 36 months, and the professional services are performed within nine months of entering into a contract with the customer, depending on the size of integration.

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

The Company considered all of the following factors to establish the ESP for fixed fee service arrangements when sold with its on-demand services: the weighted average actual sales prices of professional services sold on a stand-alone basis for on-demand services; average billing rate for fixed fee service agreements when sold with on-demand services, cost plus a reasonable mark-up and other factors such as gross margin objectives, pricing practices and growth strategy. The Company is currently using cost plus a reasonable mark-up to establish ESP for fixed fee service arrangements.

Multiple-deliverable arrangements with on-premise license. For arrangements with multiple-deliverables, including license, professional services and maintenance, the Company recognizes license revenue using the residual method of accounting pursuant to the requirements of the guidance contained in ASC 985-605, Software Revenue Recognition. Under the residual method, revenue is recognized when VSOE for fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. If evidence of fair value cannot be established for the undelivered elements, all of the revenue is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. For maintenance and certain professional services, the Company has established VSOE as a consistent number of stand-alone sales of this deliverable have been priced within a reasonably narrow range. The Company's revenue arrangements generally do not include a general right of return relative to the delivered products.

For the Company's term-based licenses, if the only undelivered element is maintenance, the entire amount of revenue is recognized over the maintenance period, because the Company does not sell maintenance separately.

Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenue.

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the consolidated financial statements.

Note 2—Financial Instruments
As of March 31, 2015 and December 31, 2014, all investment debt securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.
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

Realized gains and losses are calculated using the specific identification method. As of March 31, 2015 and December 31, 2014, the Company had no short-term investments in a material unrealized loss position.
The components of the Company’s cash, cash equivalents, and investments classified as available-for-sale were as follows at March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair value
Cash	$92,205	$—	$—	$92,205
Cash equivalents:
Money market funds	6,320	—	—	6,320
Total cash equivalents	6,320	—	—	6,320
Total cash and cash equivalents	$98,525	$—	$—	$98,525

Short-term investments:
Corporate notes and obligations	2,767	—	(1)	2,766
Total short-term investments	$2,767	$—	$(1)	$2,766

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair value
Cash	$27,890	$—	$—	$27,890
Cash equivalents:
Money market funds	6,310	—	—	6,310
Total cash equivalents	6,310	—	—	6,310
Total cash and cash equivalents	$34,200	$—	$—	$34,200

Short-term investments:
Corporate notes and obligations	2,773	—	(7)	2,766
Total short-term investments	$2,773	$—	$(7)	$2,766
The market value and the amortized cost of available-for-sale debt securities by contractual maturities as of March 31, 2015 were as follows (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$2,363	$2,364
Between 1 and 2 years	404	402
Total	$2,767	$2,766
The Company had no realized gains or losses on sales of its investments for the three months ended March 31, 2015 and 2014. The Company did not have any maturities or sales of investments during the three months ended March 31, 2015.  The Company had proceeds, net of purchases of investments, of $2.5 million from maturities and sales of investments during the three months ended March 31, 2014.
The short-term investments in highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities in order to assess whether any of the impairments will be considered other-than-temporary. The Company did not identify any government obligations or highly rated credit securities held as of March 31, 2015 or as of December 31, 2014 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.

Note 3—Fair Value Measurements
The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at March 31, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2015	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$6,320	$6,320	$—	$—
Corporate notes and obligations (2)	2,766	—	2,766	—
Total	$9,086	$6,320	$2,766	$—
_____________________________________________________________________________
(1) Included in cash and cash equivalents on the unaudited condensed consolidated balance sheet.
(2) Included in short-term investments on the unaudited condensed consolidated balance sheet.
The estimated fair value of the Company’s financial assets was determined using the following inputs at December 31, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$6,310	$6,310	$—	$—
Corporate notes and obligations (2)	2,766	—	2,766	—
Total	$9,076	$6,310	$2,766	$—
_____________________________________________________________________________
(1) Included in cash and cash equivalents on the unaudited condensed consolidated balance sheet.
(2) Included in short-term investments on the unaudited condensed consolidated balance sheet.
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
Level 3
As of March 31, 2015, the Company had no Level 3 instruments. The Company did not have any transfers between Level 1, Level 2 and Level 3 fair value measurements during the periods presented as there were no changes in the composition in Level 1, 2 or 3.

Note 4—Revolving Line of Credit
In May 2014, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan ("Revolver") to the Company in an amount not to exceed $10.0 million, with an accordion feature that allows the Company to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million. In September 2014, the Company increased the maximum borrowing amount to $15.0 million. The Revolver matures in May 2019.
Pursuant to the agreement, the Company is required to maintain a leverage ratio of 3.00:1.00 and a minimum liquidity of $7.5 million.
Outstanding borrowings under the Revolver bear interest, at the Company's option, at a base rate plus an applicable margin. The applicable margin ranges between 0.75% and 2.25% depending on the Company's leverage ratio. A fee of 0.25% per annum is payable with respect to the unused portion of the commitment. Interest is payable every three months. As of March 31, 2015 the Company had borrowed $10.5 million under the Revolver. The carrying value of total debt approximates fair market value. The interest rate at March 31, 2015 was approximately 2%.

Note 5—Commitments and Contingencies
Except as discussed below, there were no material changes in the Company's commitments under contractual obligations as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2014.
Letter of Credit
The Company obtained a $0.2 million letter of credit in August 2014 for a security deposit. The letter of credit will expire on August 31, 2015.
The Company obtained a $1.1 million letter of credit in October 2014 for leased space in Dublin, California. The letter of credit will expire on October 1, 2015.
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

Note 6—Restructuring and Other
Restructuring and other expenses primarily consist of costs associated with exit from excess facilities, employee terminations and incremental depreciation expense as a result of the change in the estimated useful life of assets to be abandoned.
The Company incurred restructuring and other expenses of $0.1 million during the three months ended March 31, 2015. The Company did not incur restructuring and other expenses during the three months ended March 31, 2014.
The following tables set forth a summary of accrued restructuring and other expenses for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	December 31, 2014	Additions	Adjustments	Cash Payments	March 31, 2015
Severance and termination-related costs	—	109		(109)	—
Facilities-related costs	194	7	(6)	(37)	158
Total accrued restructuring and other expenses	$194	$116	$(6)	$(146)	$158

	December 31, 2013	Additions	Adjustments	Cash Payments	March 31, 2014
Severance and termination-related costs	$141	$—	$—	$(141)	$—
Facilities related costs	234	—	—	(26)	208
Total accrued restructuring and other expenses	$375	$—	$—	$(167)	$208

Note 7—Net Loss Per Share
Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable for the period of time the Company's 4.75% Convertible Senior Notes ("Convertible Notes") were outstanding, the exercise of outstanding common stock options, the release of restricted stock units, and purchases of shares pursuant to the Company's employee stock purchase plan ("ESPP"), to the extent these shares are dilutive. For the three months ended March 31, 2015 and 2014, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Restricted Stock Units	2,800	1,981
Stock Options	1,109	1,903
ESPP Shares	3	2
Convertible Notes	—	1,843
Total	3,912	5,729
The weighted average exercise price of stock options excluded for the three months ended March 31, 2015 and March 31, 2014 were $5.95 and $5.23, respectively.

Note 8—Stock-based Compensation
Expense Summary
Stock-based compensation expense is measured based on the grant-date fair value of the stock-based awards. The Company recognizes stock-based compensation expense for the portion of the awards that are ultimately expected to vest, on a ratable basis over the requisite service period for those awards with graded vesting and service conditions.

The table below sets forth a summary of stock-based compensation expense for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock Options	$170	$203
Restricted Stock Units
Performance-based Awards	748	392
Service-based Awards	3,644	1,492
ESPP Shares	255	205
Total Stock-based Compensation	$4,817	$2,292

As of March 31, 2015, there were $1.2 million, $4.1 million, $18.5 million and $0.4 million of total unrecognized compensation expense related to stock options, performance-based awards, service-based awards and ESPP shares, respectively. The expenses related to stock options, performance-based awards, service-based awards and ESPP shares are expected to be recognized over a weighted average period of 2.3 years, 1.9 years, 2.1 years and 0.5 years, respectively.
The table below sets forth the functional classification of stock-based compensation expense for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of recurring revenue	$288	$182
Cost of services and other revenue	342	214
Sales and marketing	1,458	592
Research and development	797	438
General and administrative	1,932	866
Total stock-based compensation	$4,817	$2,292
Performance-based Awards
The Company includes performance-based award activity with restricted stock units.
During the three months ended March 31, 2015, the Company did not grant performance awards. During the three months ended March 31, 2014, the Company granted performance awards with vesting contingent on absolute SaaS revenue growth over the three year period from 2014 through 2016, and the Company’s relative total stockholder return over the three year period from 2014 through 2016 versus an index of 17 SaaS companies.
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
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. No stock options were granted during the three months ended March 31, 2015 and March 31, 2014.

The fair value of each ESPP share is estimated on the enrollment date of the offering period using the Black-Scholes valuation model and the assumptions noted in the following table:

Three Months Ended March 31,
	2015	2014
Employee Stock Purchase Plan
Expected life (in years)	0.49 to 1.00	0.49 to 1.00
Risk-free interest rate	0.07% to 0.25%	0.08% to 0.12%
Volatility	42% to 46%	47% to 50%
Dividend yield	None	None
Note 9—Income Taxes
Income tax expense for the three months ended March 31, 2015 and March 31, 2014 was $0.2 million, and the tax expense in both quarters was attributable primarily to withholding and income taxes in foreign jurisdictions.
Note 10—Segment, Geographic and Customer Information
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
The following table summarizes revenue for the three months ended March 31, 2015 and 2014 by geographic areas (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$30,925	$25,315
EMEA	3,681	2,962
Asia Pacific	2,701	1,326
Other	2,438	1,374
	$39,745	$30,977
Substantially all of the Company’s long-lived assets are located in the United States and United Kingdom. Long-lived assets located outside the United States and United Kingdom are immaterial.
During the three months ended March 31, 2015 and 2014, no customer accounted for more than 10% of total revenue.
Note 11—Related-Party Transactions
In June 2013, in the normal course of business, the Company entered into agreements with Lithium Technologies, Inc. (“Lithium”), whose Chief Financial Officer is a member of the Company's Board of Directors. The Company purchased an annual subscription for Lithium's social media management solutions in the amount of $120,000, which was paid in full during 2014. As of March 31, 2015, approximately $28,000 of the amount remains in prepaid and other current assets.
In 2013, Lithium entered into a two-year web hosting agreement with the Company for an annual amount of $113,000. During the three months ended March 31, 2015, the Company recognized approximately $28,000, in revenue under this annual hosting agreement and $75,000 in service revenue.
In 2014, the Company purchased a one-time annual subscription from Lithium for Social Services for $40,000, which amount was paid in full in 2014. As of March 31, 2015, $13,000 was included in prepaid expenses. Also in 2014, the Company purchased an annual subscription from Lithium for Community Administration for $45,000, which amount was paid in full in January 2015. As of March 31, 2015, $30,000 was included in prepaid expenses.
Webcom, Inc., a wholly-owned subsidiary of the Company, engages the services of a third-party vendor to perform product modeling and maintenance of certain equipment. The third-party vendor is owned by a relative of Webcom’s senior management. For the three months ended March 31, 2015, the Company paid approximately $7,000 to this vendor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 and with the unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. This section of this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future plans, objectives, expectations, prospects, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” "may," “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature.  These forward-looking statements include, but are not limited to, statements concerning the following: levels of recurring revenue, levels of SaaS revenue, changes in and expectations with respect to revenue, revenue growth and gross profits, operating expense levels, the impact of quarterly fluctuations of revenue and operating results, staffing and expense levels, expected cash and investment balances, the impact of foreign exchange rates and interest rate fluctuations, projected future financial performance, our anticipated growth and trends in our businesses, our business strategy, and other characterizations of future events or circumstances.  As and when made, management believes that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Many of these risks and uncertainties are described in “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law.

Overview

CallidusCloud® is a global leader in cloud-based sales, marketing, learning and customer experience solutions. CallidusCloud enables its customers to accelerate their Lead to Money process with a suite of solutions that can, among other things, identify leads, implement territory and quota plans, enable sales forces, automate bid configuration pricing and quoting, manage contracts, streamline sales compensation and capture customer feedback for competitive advantage. Over 3,800 organizations, across a broad set of industries, rely on CallidusCloud to optimize the Lead to Money process and close more deals, faster.

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

Revenue Growth and Customer Expansion
Revenue Growth and Customer Expansion
For the three months ended March 31, 2015, we added more than 100 net new customers and as of March 31, 2015, we had over 3,800 customers.
For the three months ended March 31, 2015, total revenue was $39.7 million, an increase of $8.8 million, or 28%, from the three months ended March 31, 2014. Total recurring revenue, which includes SaaS revenue and maintenance revenue, increased by 30% in the three months ended March 31, 2015, from the same period in 2014. SaaS revenue increased to $25.0 million in the three months ended March 31, 2015, representing an increase of $6.8 million, or 37%, from the same period in 2014. Recurring revenue gross margins were 71% in the three months ended March 31, 2015, an increase from 67% in the same period in 2014. The improvement is associated with higher SaaS revenue and data center infrastructure consolidation. Overall gross margins were 60% in each of the three months ended March 31, 2015 and 2014. Revenue related to Overages (customers using our products in excess of contracted usage) was immaterial during the three months ended March 31, 2015 and March 31, 2014.
SaaS revenue continued to drive the increase in both recurring revenue and total revenue, reflecting continued market acceptance of our Lead to MoneyTM solutions.
Common Stock Offering
In March 2015, we completed a follow-on offering, in which we issued 5.3 million shares of our common stock at a public offering price of $13.00 per share. We received net proceeds of $64.4 million after deducting underwriting discounts and commissions of $4.1 million and other offering expenses of $0.3 million.

Relocation of Corporate Headquarters
In the first quarter of 2015, we moved our headquarters from Pleasanton, California to Dublin, California and incurred $5.6 million in leasehold improvements and capital expenditures.
Application of Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations which follows is based upon our unaudited condensed consolidated financial statements prepared in accordance with the generally accepted accounting principles in the United States of America ("GAAP"). The application of GAAP requires management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures regarding these items. We base our assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial condition or results of operations will be affected. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment, contingent consideration and income taxes have the greatest potential impact on our unaudited condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates and we consider these to be our critical accounting policies. There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2015 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements
Refer to Note 1 to the notes to our unaudited condensed consolidated financial statements for information regarding the effect of recent accounting pronouncements on our financial statements.
Results of Operations
Comparison of the Three Months Ended March 31, 2015 and 2014
Revenue, Cost of Revenue and Gross Profit
The following table sets forth the changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2015, compared to the same period in 2014 (in thousands, except for percentage data):

	Three Months Ended March 31, 2015	Percentage of Revenue	Three Months Ended March 31, 2014	Percentage of Revenue	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$28,893	73%	$22,250	72%	$6,643	30%
Services and license	10,852	27%	8,727	28%	2,125	24%
Total revenue	$39,745	100%	$30,977	100%	$8,768	28%

Cost of revenue:
Recurring	$8,358	29%	$7,288	33%	$1,070	15%
Services and license	7,661	71%	5,110	59%	2,551	50%
Total cost of revenue	$16,019	40%	$12,398	40%	$3,621	29%

Gross profit:
Recurring	$20,535	71%	$14,962	67%	$5,573	37%
Services and license	3,191	29%	3,617	41%	(426)	(12)%
Total gross profit	$23,726	60%	$18,579	60%	$5,147	28%
Revenue
Total Revenue.  The increase in total revenue for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to continued SaaS revenue growth and the associated professional services revenue, offset by a decline in license revenue. Our broad Lead to Money solutions and acquisitions in 2014 contributed to the growth in revenue.

Recurring Revenue.  Recurring revenue consists of SaaS and maintenance revenue. SaaS revenue increased $6.8 million for the three months ended March 31, 2015 as compared to the same period in 2014. Maintenance revenue remained consistent in the three months ended March 31, 2015 as compared to the same period in 2014.
Services and License Revenue.  Services and license revenue consist of integration and configuration services, training and perpetual licenses. Services and license revenue for the three months ended March 31, 2015 increased $2.1 million as compared to the same period in 2014. The increase was due to $3.6 million in service revenue attributed to increased SaaS growth, offset by a $1.5 million decrease in license revenue.
Cost of Revenue and Gross Profit
Cost of Recurring Revenue.  The increase for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to $0.6 million increase in personnel costs and $0.4 million increase in maintenance and depreciation as we continue to invest in hosting facilities to support our revenue growth and expanding customer base.
Cost of Services and License Revenue.  During the three months ended March 31, 2015, to support the growth in professional services, we spent an additional $1.1 million on outside consultants and $1.3 million in employee costs as compared to the same period in 2014.
Recurring Revenue Gross Profit. The improvement in our recurring revenue gross profit for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to increased SaaS revenue of $6.8 million, offset by a $0.6 million increase in personnel related costs and $0.4 million in data center facilities costs to support the SaaS revenue growth.
Services and License Revenue Gross Profit. The decrease in services and license revenue gross profit for the three months ended March 31, 2015 compared to the same period in 2014 was attributable to decreased license revenues of $1.5 million, partially offset by $1.1 million higher professional services gross profit.
Operating Expenses
The following table outlines the changes in operating expenses for the three months ended March 31, 2015, compared to the same period in 2014 (in thousands, except percentage data):

	Three Months Ended March 31, 2015	Percentage of Revenue	Three Months Ended March 31, 2014	Percentage of Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$13,726	35%	$10,727	35%	$2,999	28%
Research and development	6,038	15%	4,873	16%	1,165	24%
General and administrative	7,418	19%	5,086	16%	2,332	46%
Restructuring and other expenses	116	—%	—	—%	116	100%
Total operating expenses	$27,298	69%	$20,686	67%	$6,612	32%
Sales and Marketing.  The increase for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to a $2.5 million increase in personnel related costs as a result of increased sales capacity and marketing headcount and which includes $0.9 million increase in share-based compensation expense.
Research and Development.  The increase for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to a $1.2 million increase in personnel related costs which includes $0.4 million in stock-based compensation expense, as we continue to invest in headcount to support product development.
General and Administrative.  The increase for the three months ended March 31, 2015 compared to the same period in 2014 was primarily driven by a $1.7 million increase in personnel related costs, which includes $1.1 million in share-based compensation expense, $0.5 million in professional services for accounting and information technology and $0.4 million in facilities related costs due to the relocation of our corporate headquarters.
Restructuring and other.  The increase for the three months ended March 31, 2015 as compared to the same period in 2014 was due to the elimination of a position resulting from the consolidation of business units.

Stock-based Compensation
The following table sets forth a summary of our stock-based compensation expenses for the three months ended March 31, 2015, compared to the same period in 2014 (in thousands, except percentage data):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenue	$288	$182	$106	58%
Cost of services revenue	342	214	128	60%
Sales and marketing	1,458	592	866	146%
Research and development	797	438	359	82%
General and administrative	1,932	866	1,066	123%
Total stock-based compensation	$4,817	$2,292	$2,525	110%
The increase for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to the timing of restricted stock unit grants, increased stock price and increased employee stock purchase plan participation.
Other Items
The following table sets forth changes in other items for the three months ended March 31, 2015, compared to the same period in 2014 (in thousands, except percentage data):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other income (expense), net	$(190)	$27	$(217)	(804)%
Interest expense	(67)	(237)	(170)	(72)%
	$(257)	$(210)	$(47)	22%
Provision for income taxes	$214	150	64	43%
 Interest Income and Other Income (Expense), Net
The decrease in interest income and other income (expense) from the three months ended March 31, 2015, as compared to same period in 2014 was primarily due to foreign currency exchange losses.
Interest Expense
The decrease for the three months ended March 31, 2015, compared to same period in 2014, was primarily due to the early conversion of $45.0 million of our 4.75% Convertible Senior Notes ("Convertible Notes") during the three months ended December 31, 2013 and conversion of the remaining $14.2 million of Convertible Notes during the three months ended June 30, 2014.
Provision for Income Taxes
Income tax expense for the three months ended March 31, 2015 was consistent with the same period in 2014 and was primarily comprised of income and withholding taxes in the foreign jurisdictions.
Liquidity and Capital Resources
As of March 31, 2015, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $101.3 million and accounts receivable of $38.2 million, compared to $37.0 million and $41.6 million at December 31, 2014, respectively.
In March 2015, we completed a follow-on offering, in which we issued 5.3 million shares of our common stock at a public offering price of $13.00 per share. We received net proceeds of $64.4 million after deducting underwriting discounts and commissions of $4.1 million and other offering expenses of $0.3 million.
In May 2014, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan ("Revolver") to the Company in an amount not to exceed $10.0 million, with an accordion feature that allows the Company to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million. The Revolver matures in May 2019. Outstanding borrowings under the Revolver bear interest, at the Company's option, at a base rate plus an applicable margin. The applicable margin ranges between 0.75% and 2.25% depending on the Company's leverage ratio. Interest is payable every three months.

Cash provided by operating activities during the three months ended March 31, 2015 improved significantly compared to cash provided by operating activities during the three months ended March 31, 2014, primarily due to an increase in accounts payable and collections.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$8,003	$5,469
Net cash (used in) provided by investing activities	(7,297)	(3,531)
Net cash provided by (used in) financing activities	63,654	(1,246)
Cash Flows During the Three Months Ended March 31, 2015
Net cash provided by operating activities was $8.0 million in the three months ended March 31, 2015 compared to $5.5 million provided in the comparative period. The increase was primarily driven by lower net loss adjusted for non-cash expenses as net loss was $4.0 million, which included $4.8 million in stock-based compensation and $2.7 million in depreciation and amortization expense. Changes in operating assets and liabilities provided $4.5 million in cash during the quarter, primarily driven by a decrease in accounts receivable of $3.4 million, an increase in accounts payable and accrued liabilities of $1.3 million and an increase in deferred revenue of $0.8 million. These changes were partially offset by the decrease in accrued payroll of $0.9 million due to the payments of bonuses in the first quarter of 2015.
Net cash used in investing activities was $7.3 million during the three months ended March 31, 2015, compared to $3.5 million used in investing activities in the comparative period. The net cash used in investing activities includes $7.3 million in purchases of property and equipment and leasehold improvements for our corporate headquarters and data center investments.
Net cash provided by financing activities was $63.7 million during the three months ended March 31, 2015, compared to $1.2 million cash used in financing activities in the comparative period. The increase in cash provided by financing activities was primarily due to $64.4 million of net proceeds from our common stock follow-on offering and $1.6 million of proceeds from the issuance of common stock, partially offset by $2.0 million for the repurchase of restricted stock from employees for payment of taxes on vesting of restricted stock units, $0.1 million of principal payments for capital leases and $0.2 million holdback payment related to our LeadRocket acquisition.
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
Contractual Obligations and Commitments
Please refer to Note 5 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. For additional information on existing unconditional purchase commitments, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
With the exception of the above contractual obligations, we have no material off-balance sheet arrangements that have not been recorded in our unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three months ended March 31, 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion on the market risks we encounter.

Item 4. Controls and Procedures
Evaluation of Disclosures Controls and Procedures
Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) or 15d-15(e)) as of March 31, 2015, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures.
Changes in Internal Control Over Financial Reporting
In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our CEO and CFO did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
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

We incurred net losses of $4.0 million during the three months ended March 31, 2015, $11.6 million in 2014, $21.4 million in 2013, and $27.7 million in 2012. We had an accumulated deficit of $274.8 million as of March 31, 2015. To achieve profitability, we must increase our revenue, particularly our recurring revenue by entering into more and larger sales transactions while limiting customer churn, and managing our cost structure in line with our revenue. If we fail to do so, our future results and financial condition will be adversely affected and we may be unable to continue operating.

We continue to monitor and manage our costs in an effort to optimize our performance for the long term. However, there is no assurance that we will be successful; unforeseen expenses, difficulties or delays may prevent us from realizing our goals. From time to time, we incur restructuring expenses or expenses related to other cost reduction efforts, but we can offer no assurance that these or other actions will enable us to achieve or sustain profitability in the future. In addition, we cannot be certain that steps we have taken to control our costs will not adversely affect our prospects for long-term revenue growth. If we cannot increase our revenue, improve gross margins and control costs, our future results and financial condition will be negatively affected.

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

•	technical difficulties, errors or service interruptions in our solutions that may cause customer dissatisfaction with solutions;

•	consolidation among our customers, which may alter their buying patterns, or business failures that may reduce demand for our solutions;

•	operating expenses associated with expansion of our sales force or business, and our product development efforts;

•	cost, timing and management efforts related to the introduction of new features to our solutions;

•	our ability to obtain, maintain and protect our intellectual property rights and adequately safeguard the information imported into our solutions or otherwise provided to us by our customers; and

•	extraordinary expenses such as impairment charges, litigation or other payments related to settlement of disputes.

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

        We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly in future periods. For example, from the end of fiscal 2013 to the end of fiscal 2014, our employee headcount increased from 612 to 741 employees, and our number of customers increased from more than 2,200 to over 3,700. As of March 31, 2015 our employee headcount was 806 employees and our number of customers was over 3800. We anticipate that we will continue to significantly expand our operations and headcount in the near term, and anticipate that our customer base will continue to expand. The growth and expansion of our business and our product and service offerings place a significant strain on our management, operations, sales and marketing, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our sales and marketing teams and our ability to manage headcount, capital, and business processes in an efficient manner.

        We may not be able to successfully implement improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in our existing systems and processes. We may experience difficulties in managing improvements to our systems and processes, which could disrupt existing customer relationships, cause us to lose customers, limit sales of our products, or increase our technical support costs. Our failure to improve our systems and processes, or the failure of those systems and processes to operate in the intended manner, may result in our inability to manage the growth of our business and accurately forecast our revenue and expenses. Our productivity and the quality of our solutions may be adversely affected if we do not integrate and train new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. For example, as a result of growth in our employee headcount, we relocated our corporate headquarters to a larger office space in Dublin, California in February 2015. Failure to manage any future growth effectively could result in increased costs, negatively impact our customers' satisfaction with our solutions, and harm our operating results.

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

        We have experienced intense competition from other software companies, as well as from customers' internal development teams. We believe one of our key challenges is to demonstrate the benefits of our solutions to prospective customers so that they will prioritize purchases of our solutions over other options. Our financial performance depends in large part on continued growth in the number of organizations adopting our sales effectiveness solutions to manage the performance of their sales organizations, yet the market for sales effectiveness solutions may not develop as we expect, or at all.

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

        Our solutions allow our customers to access and transmit confidential data, including personally identifiable individual data of their employees, agents and customers over the Internet, and we store our customers' data on servers. We may also have access to confidential and private individual data in connection with the activities of our professional services organization, including implementation, maintenance and support activities for term and perpetual license customers.

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

        Security measures designed to protect customer information may be breached by third-party action, including intentional misconduct or malfeasance, employee error or otherwise, and result in unauthorized disclosure of or access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology ("IT") systems. Third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data. Because we do not control our customers and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third-parties may also conduct attacks designed to temporarily deny customers access to our services.

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

        Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy. In addition, the compliance costs and other burdens imposed by such laws and regulations applicable to our customers' businesses may limit the use and adoption of our service and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. As a result, some industries may not adopt our services based on perceived privacy concerns, regardless of the validity of such concerns.

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

        The markets for sales effectiveness solutions and cloud computing are generally characterized by:

•	rapid technological advances,

•	changing customer needs, and

•	frequent new product introductions and enhancements.

        To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, achieve market acceptance and effectively respond to competition, we must quickly identify emerging trends and requirements, accurately define and design enhancements and improvements for existing solutions, and introduce new solutions that satisfy our customers' changing demands. Accelerated introductions for new solutions require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new solutions we develop may not be introduced in a timely manner or be available in a distribution model favored by our target markets, and may therefore not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to quickly and successfully develop or acquire and distribute new products and services cost-effectively, or enhance existing solutions, or if we fail to position and price our solutions to meet market demand, our business and operating results will be adversely affected.

Our offshore product development, support and professional services may prove difficult to manage or may not allow us to realize our cost reduction goals, produce effective new solutions and provide professional services to drive growth.

        We use offshore resources to perform new product and services development and provide support and professional consulting efforts, which requires detailed technical and logistical coordination. We must ensure that our international resources and personnel are aware of and understand development specifications and customer support, as well as implementation and configuration requirements, and that they can meet applicable timelines. If we are unable to maintain acceptable standards of quality in support, product development and professional services through our international third-party service providers, our attempts to reduce costs and drive growth through new products and margin improvements in technical support and professional services may be negatively impacted, which would adversely affect our results of operations. Outsourcing services to offshore providers may expose us to misappropriation of our intellectual property or that of our customers, or make it more difficult to defend intellectual property rights in our technology.

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

        In May 2014, we entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to provide a revolving loan to us in an amount not to exceed $10.0 million, with an accordion feature that allows us to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million ("Revolver"). We may draw upon the Revolver to finance our operations or for other corporate purposes. In September 2014, we increased the maximum borrowing amount to $15.0 million. The Revolver contains a number of restrictive covenants, and its terms may restrict our current and future operations, including:

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

        Our services revenue, which includes fees for consulting, implementation and training, represented 24% of our revenue in 2014 and 26% of our revenue for the three months ended March 31, 2015. Our services revenue has a substantially lower gross margin than our recurring revenue.

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

Item 6. Exhibits

Please refer to the Exhibit Index following the signature page to this Quarterly Report on Form 10Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLIDUS SOFTWARE INC.

Date:	May 7, 2015	By:	/s/ BOB L. COREY
Bob L. Corey
Senior Vice President, Chief Financial Officer
(duly authorized officer)

EXHIBIT INDEX TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (iv) Notes to Condensed Consolidated Financial Statements