Form 10-Q
period 2015-06-30
CALLIDUS SOFTWARE INC
filed 2015-08-06
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
There were 55,721,946 shares of the registrant’s common stock, par value $0.001, outstanding on July 31, 2015, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$72,272	$34,200
Short-term investments	19,990	2,766
Accounts receivable, net of allowances of $649 and $1,063 at June 30, 2015 and December 31, 2014, respectively	42,385	41,623
Prepaid and other current assets	9,492	10,384
Total current assets	144,139	88,973
Property and equipment, net	19,454	18,755
Goodwill	47,073	46,970
Intangible assets, net	15,491	17,757
Deferred income taxes, noncurrent	399	440
Deposits and other noncurrent assets	2,854	3,403
Total assets	$229,410	$176,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,160	$2,056
Accrued payroll and related expenses	8,105	9,051
Accrued expenses	12,607	16,868
Deferred income taxes	1,475	1,475
Deferred revenue	67,108	61,427
Capital lease obligations	668	1,001
Total current liabilities	93,123	91,878
Deferred revenue, noncurrent	7,351	10,195
Deferred income taxes, noncurrent	334	561
Revolving line of credit	—	10,481
Other noncurrent liabilities	4,561	4,709
Total liabilities	105,369	117,824
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 58,055 and 51,285 shares issued and 55,716 and 48,946 shares outstanding at June 30, 2015 and December 31, 2014, respectively	55	49
Additional paid-in capital	418,509	344,312
Treasury stock; 2,339 shares at June 30, 2015 and December 31, 2014	(14,430)	(14,430)
Accumulated other comprehensive loss	(608)	(739)
Accumulated deficit	(279,485)	(270,718)
Total stockholders’ equity	124,041	58,474
Total liabilities and stockholders’ equity	$229,410	$176,298

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Recurring	$30,713	$23,684	$59,606	$45,934
Services and license	10,901	8,831	21,753	17,558
Total revenue	41,614	32,515	81,359	63,492
Cost of revenue:
Recurring	7,841	7,502	16,199	14,790
Services and license	8,062	5,628	15,723	10,738
Total cost of revenue	15,903	13,130	31,922	25,528
Gross profit	25,711	19,385	49,437	37,964

Operating expenses:
Sales and marketing	14,796	11,808	28,522	22,535
Research and development	6,002	5,045	12,040	9,918
General and administrative	9,112	5,135	16,530	10,221
Restructuring and other	118	404	234	404
Total operating expenses	30,028	22,392	57,326	43,078
Operating loss	(4,317)	(3,007)	(7,889)	(5,114)
Interest income and other income (expense), net	(186)	3,941	(376)	3,968
Interest expense	(56)	(154)	(123)	(391)
Income (loss) before provision for income taxes	(4,559)	780	(8,388)	(1,537)
Provision for income taxes	165	530	379	680
Net income (loss)	$(4,724)	$250	$(8,767)	$(2,217)
Net income (loss) per share
Basic	$(0.08)	$—	$(0.16)	$(0.05)
Diluted	$(0.08)	$—	$(0.16)	$(0.05)

Weighted average shares used in computing net income (loss) per share:
Basic	55,595	46,648	53,166	46,298
Diluted	55,595	48,061	53,166	46,298

Comprehensive income (loss):
Net income (loss)	$(4,724)	$250	$(8,767)	$(2,217)
Unrealized gain (loss) on available-for-sale securities	(2)	—	4	(2)
Foreign currency translation adjustments	820	(18)	121	17
Comprehensive income (loss)	$(3,906)	$232	$(8,642)	$(2,202)

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,767)	$(2,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	2,939	2,564
Amortization of intangible assets	2,547	2,525
Gain on sale of intangible assets	—	(3,862)
Provision for doubtful accounts	676	480
Stock-based compensation	9,909	4,924
Deferred income taxes	(235)	(239)
Release of valuation allowance	—	(149)
Loss on disposal of property and equipment	6	—
Amortization of convertible notes issuance cost	—	58
Net amortization on investments	20	15
Changes in operating assets and liabilities:
Accounts receivable	(1,437)	(243)
Prepaid and other current assets	941	(291)
Other noncurrent assets	549	401
Accounts payable	915	(706)
Accrued expenses	729	1,553
Accrued payroll and related expenses	(946)	(1,149)
Accrued restructuring and other expenses	(32)	(50)
Deferred revenue	2,837	2,832
Net cash provided by operating activities	10,651	6,446
Cash flows from investing activities:
Purchases of investments	(17,591)	(1,209)
Proceeds from maturities and sale of investments	351	5,050
Purchases of property and equipment	(8,285)	(4,018)
Purchases of intangible assets	(270)	(743)
Proceeds from sale of intangible assets, net of expenses	—	4,651
Acquisitions, net of cash acquired	—	(2,402)
Net cash (used in) provided by investing activities	(25,795)	1,329
Cash flows from financing activities:
Proceeds from follow-on offering, net of issuance costs	64,372	—
Proceeds from issuance of common stock	2,229	1,975
Restricted stock units acquired to settle employee withholding liability	(2,356)	(1,439)
Excess tax benefit from stock-based compensation	33	—
(Repayment) proceeds from line of credit	(10,481)	2,982
Payment of consideration related to acquisitions	(226)	(630)
Repayment of debt	—	(645)
Payment of principal under capital leases	(333)	(416)
Net cash provided by financing activities	53,238	1,827
Effect of exchange rates on cash and cash equivalents	(22)	17
Net increase in cash and cash equivalents	38,072	9,619
Cash and cash equivalents at beginning of period	34,200	28,295
Cash and cash equivalents at end of period	$72,272	$37,914
Supplemental disclosures of cash flow information:
Cash paid for interest on convertible debt	$—	$277
Cash paid for interest on capital leases	$13	$24
Cash paid for interest on line of credit	$122	$—
Non-cash investing and financing activities:
Conversion of debt to equity	$—	$14,197
Reclassification of unamortized debt issuance cost to additional paid-in capital as a result of debt conversion	$—	$253
Purchases of property and equipment through accounts payable and other accrued liabilities	$4,607	$996
See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Summary of Accounting Policies
All amounts included herein related to these unaudited condensed consolidated financial statements as of June 30, 2015 and the three and six months ended June 30, 2015 and 2014 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Callidus Software Inc.'s ("Company") Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations regarding interim financial statements.
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

Recurring Revenue. Recurring revenue, which includes software-as-a-service ("SaaS") revenue and maintenance revenue, is recognized ratably over the stated contractual period. SaaS revenue consists of subscription fees from customers accessing our cloud-based service offerings. Maintenance revenue consists of fees from customers purchasing subscriptions and receiving support for on-premise solutions. The Company also recognizes revenue associated with customers using its products in excess of contracted usage ("Overages"). Overages are primarily attributed to SaaS products and are recorded in SaaS revenue. Revenue related to Overages was immaterial during the three and six months ended in June 30, 2015 and June 30, 2014.

           Service and Other Revenue. Service and other revenue primarily consist of training, integration and configuration services. Generally, the Company's professional services arrangements are on a time-and-materials basis. Time and material services are recognized as the services are rendered based on inputs to the project, such as billable hours incurred. For fixed-fee professional service arrangements, the Company recognizes revenue under the proportional performance method of accounting and estimates the proportional performance on a monthly basis, utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. Service and other revenue also includes license revenue from perpetual licenses, which is recognized upon delivery of the product, using the residual method, assuming all the other conditions for revenue recognition have been met.

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

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 may also impact how the Company accounts for certain direct costs associated with its revenues. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted one year earlier. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the condensed consolidated financial statements and has not yet selected a transition method.
Note 2—Financial Instruments
As of June 30, 2015 and December 31, 2014, all investment debt securities were classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.
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
Realized gains and losses are calculated using the specific identification method. As of June 30, 2015 and December 31, 2014, the Company had no short-term investments in a material unrealized loss position.
The components of the Company’s cash, cash equivalents, and investments classified as available-for-sale were as follows at June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$72,249	$—	$—	$72,249
Cash equivalents:
Money market funds	23	—	—	23
Total cash equivalents	23	—	—	23
Total cash and cash equivalents	$72,272	$—	$—	$72,272

Short-term investments:
Certificates of deposits	$1,250	$—	$(1)	$1,249
Corporate notes and U.S government agency obligations	18,742	—	(1)	18,741
Total short-term investments	$19,992	$—	$(2)	$19,990

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$27,890	$—	$—	$27,890
Cash equivalents:
Money market funds	6,310	—	—	6,310
Total cash equivalents	6,310	—	—	6,310
Total cash and cash equivalents	$34,200	$—	$—	$34,200

Short-term investments:
Corporate notes and U.S. government agency obligations	$2,773	$—	$(7)	$2,766
Total short-term investments	$2,773	$—	$(7)	$2,766

The market value and the amortized cost of available-for-sale debt securities by contractual maturities as of June 30, 2015 were as follows (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$7,484	$7,480
Between 1 and 2 years	12,508	12,510
Total	$19,992	$19,990
The Company had no realized gains or losses on sales of its investments for the three and six months ended June 30, 2015 and 2014. The Company had net purchases of investments of $17.2 million during the six months ended June 30, 2015 and net proceeds from maturities and sales of investments of $3.8 million during the six months ended June 30, 2014.
The short-term investments in highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities in order to assess whether any of the impairments will be considered other-than-temporary. The Company did not identify any securities held as of June 30, 2015 or as of December 31, 2014 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.
Note 3—Fair Value Measurements
The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at June 30, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2015	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$23	$23	$—	$—
Certificates of deposit (2)	1,250	—	1,250	—
Corporate notes and U.S. government agency obligations (2)	18,740	—	18,740	—
Total	$20,013	$23	$19,990	$—
_____________________________________________________________________________
(1) Included in cash and cash equivalents on the unaudited condensed consolidated balance sheet.
(2) Included in short-term investments on the unaudited condensed consolidated balance sheet.
The estimated fair value of the Company’s financial assets was determined using the following inputs at December 31, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$6,310	$6,310	$—	$—
Corporate notes and U.S. government agency obligations (2)	2,766	—	2,766	—
Total	$9,076	$6,310	$2,766	$—
_____________________________________________________________________________
(1) Included in cash and cash equivalents on the unaudited condensed consolidated balance sheet.
(2) Included in short-term investments on the unaudited condensed consolidated balance sheet.

Valuation of Investments
Level 1 and Level 2
The Company’s available-for-sale securities include money market funds, certificate of deposits, corporate notes and U.S. government agency obligations. The Company values these securities using a pricing matrix from a pricing service provider, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). The Company classifies all of its available-for-sale securities, except for money market funds, as having Level 2 inputs. The Company validates the estimated fair value of certain securities from a pricing service provider on a quarterly basis. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.
Level 3
As of June 30, 2015, the Company had no Level 3 instruments. The Company did not have any transfers between Level 1, Level 2 and Level 3 fair value measurements during the periods presented as there were no changes in the composition in Level 1, 2 or 3.
Note 4—Commitments and Contingencies
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
Revolver Line of Credit
In May 2014, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan ("Revolver") to the Company in an amount not to exceed $10.0 million, with an accordion feature that allows the Company to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million. In September 2014, the Company increased the maximum borrowing amount to $15.0 million. The Revolver matures in May 2019. During the quarter ended June 30, 2015, the Company paid off the outstanding amount of $10.5 million.
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
The Company’s product license and on-demand agreements typically include a limited indemnification provision for claims by third parties relating to the Company’s intellectual property. To date, the Company has not incurred material costs, and has not accrued any costs, related to such indemnification provisions.

Note 5—Restructuring and Other
Restructuring and other expenses primarily consist of costs associated with exit from excess facilities, employee terminations and incremental depreciation expense as a result of the change in the estimated useful life of assets to be abandoned.
The Company incurred restructuring and other expenses of $0.1 million and $0.2 million during the three and six months ended June 30, 2015, respectively. The Company incurred restructuring and other expenses of $0.4 million during the three and six months ended June 30, 2014.
The following tables set forth a summary of accrued restructuring and other expenses for the six months ended June 30, 2015 and 2014 (in thousands):

	December 31, 2014	Additions	Adjustments	Cash Payments	June 30, 2015
Severance and termination-related costs	$—	$227	$—	$(227)	$—
Facilities-related costs	194	7	(7)	(78)	116
Total accrued restructuring and other expenses	$194	$234	$(7)	$(305)	$116

	December 31, 2013	Additions	Adjustments	Cash Payments	June 30, 2014
Severance and termination-related costs	$141	$70	$—	$(203)	$8
Facilities related costs	234	162	—	(79)	317
Total accrued restructuring and other expenses	$375	$232	$—	$(282)	$325
Note 6—Net Loss Per Share
Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable for the period of time the Company's 4.75% Convertible Senior Notes ("Convertible Notes") were outstanding, the exercise of outstanding common stock options, the release of restricted stock units, and purchases of shares pursuant to the Company's employee stock purchase plan ("ESPP"), to the extent these shares are dilutive. For the three and six months ended June 30, 2015 and 2014, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restricted Stock Units	2,494	1,395	2,644	2,245
Stock Options	934	236	1,016	1,841
ESPP Shares	69	31	69	65
Convertible Notes	—	1,507	—	1,674
Total	3,497	3,169	3,729	5,825
The weighted average exercise price of stock options excluded for the three and six months ended June 30, 2015 was $6.12 and $6.03, respectively, and for the three and six months ended June 30, 2014 was $7.96 and $5.34, respectively.

Note 7—Stock-based Compensation
Expense Summary
Stock-based compensation expense is measured based on the grant-date fair value of the stock-based awards. The Company recognizes stock-based compensation expense, for the portion of the awards that are ultimately expected to vest, on a ratable basis, over the requisite service period for those awards with graded vesting and service conditions.

The table below sets forth a summary of stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock Options	$147	$210	$317	$413
Restricted Stock Units
Performance-based Awards	636	435	1,384	827
Service-based Awards	4,084	1,798	7,728	3,290
ESPP Shares	225	189	480	394
Total stock-based compensation	$5,092	$2,632	$9,909	$4,924

As of June 30, 2015, there were $1.0 million, $3.6 million, $16.0 million and $0.2 million of total unrecognized compensation expense related to stock options, performance-based awards, service-based awards and ESPP shares, respectively. The expenses related to stock options, performance-based awards, service-based awards and ESPP shares are expected to be recognized over a weighted average period of 2.0 years, 1.6 years, 2.1 years and 0.4 years, respectively.
The table below sets forth the functional classification of stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of recurring revenue	$249	$192	$537	$374
Cost of services and other revenue	237	256	579	470
Sales and marketing	1,157	810	2,615	1,402
Research and development	650	474	1,447	912
General and administrative	2,799	900	4,731	1,766
Total stock-based compensation	$5,092	$2,632	$9,909	$4,924
Performance-based Awards
The Company includes performance-based award activity with restricted stock units.
During the six months ended June 30, 2015, the Company did not grant performance awards. During the three months ended June 30, 2014, the Company granted performance awards with vesting contingent on absolute SaaS revenue growth over the three-year period from 2014 through 2016, and the Company’s relative total stockholder return over the three-year period from 2014 through 2016 versus an index of 17 SaaS companies.
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
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. No stock options were granted during the six months ended June 30, 2015 and June 30, 2014.

The fair value of each ESPP share is estimated on the enrollment date of the offering period using the Black-Scholes valuation model and the assumptions noted in the following table:

Six Months Ended June 30,
	2015	2014
Employee Stock Purchase Plan
Expected life (in years)	0.49 to 1.00	0.49 to 1.00
Risk-free interest rate	0.07% to 0.25%	0.08% to 0.12%
Volatility	42% to 46%	47% to 50%
Dividend yield	None	None
Note 8—Income Taxes
Income tax expense for the three months ended June 30, 2015 was $0.2 million compared to $0.5 million for the same period in 2014. The decrease in taxes was attributable to lower withholding and income taxes in foreign jurisdictions in 2015 compared to 2014. Income tax expense for the six months ended June 30, 2015 was $0.4 million, compared to $0.7 million for the same period in 2014. The decrease in taxes was attributable primarily to lower withholding and income taxes in foreign jurisdictions.
Note 9—Segment, Geographic and Customer Information
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
The following table summarizes revenue for the three and six months ended June 30, 2015 and 2014 by geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$31,231	$25,178	$62,156	$50,493
EMEA	4,780	3,785	8,461	6,747
Asia Pacific	2,270	1,916	4,971	3,242
Other	3,333	1,636	5,771	3,010
	$41,614	$32,515	$81,359	$63,492
Substantially all of the Company’s long-lived assets are located in the United States and United Kingdom. Long-lived assets located outside the United States and United Kingdom are immaterial.
During the three and six months ended June 30, 2015 and 2014, no customer accounted for more than 10% of total revenue.
Note 10—Related-Party Transactions
In June 2013, in the normal course of business, the Company entered into agreements with Lithium Technologies, Inc. (“Lithium”), whose Chief Financial Officer is a member of the Company's Board of Directors. In 2014, the Company purchased an annual subscription for Lithium's social media management solutions in the amount of $120,000, which was paid in full during 2014. As of June 30, 2015, approximately $6,300 of the amount remains in prepaid and other current assets. In 2015, the Company purchased an annual subscription for $155,000 which is included in accounts payable as of June 30, 2015.
In 2013, Lithium entered into a two-year web hosting agreement with the Company for an annual amount of $113,000. During the three and six months ended June 30, 2015, the Company recognized approximately $29,000 and $57,000, respectively, in revenue under this annual hosting agreement and $37,500 and $112,500, respectively, in service revenue.

In 2014, the Company purchased a one-time annual subscription from Lithium for Social Services for $40,000, which amount was paid in full in 2014. Also in 2014, the Company purchased an annual subscription from Lithium for Community Administration for $45,000, which amount was paid in full in January 2015. In 2015, the Company incurred $30,000 for redesigning the user interface for Community Administration subscription, which was paid in full as of June 30, 2015. As of June 30, 2015, $23,000 was included in prepaid and other current assets.
11. Subsequent Event

On July 22, 2015, the Company acquired ownership of BridgeFront LLC., a leading provider of cloud-based education content for the healthcare industry, most notably in the compliance and revenue cycle domains.  The acquisition strengthens our Litmos mobile learning applications in the healthcare industry.  The purchase consideration was approximately$5.0 million, which included an indemnity holdback payable upon the one year closing anniversary.  In addition, the Company may pay certain earn-out consideration over the next 18 months if certain financial targets are met. The Company is unable to provide the preliminary purchase allocation related to this acquisition because the initial accounting for the acquisition was not completed at the time the Company’s financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 and with the unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. This section of this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future plans, objectives, expectations, prospects, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” "may," “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature.  These forward-looking statements include, but are not limited to, statements concerning the following: levels of recurring revenue, levels of SaaS revenue, changes in and expectations with respect to revenue, revenue growth and gross profits, operating expense levels, the impact of quarterly fluctuations of revenue and operating results, staffing and expense levels, expected cash and investment balances, the impact of foreign exchange rates and interest rate fluctuations, projected future financial performance, our anticipated growth and trends in our businesses, our business strategy, and other characterizations of future events or circumstances.  As and when made, management believes that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate.  In addition, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Many of these risks and uncertainties are described in “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law.

Overview

CallidusCloud® is a global leader in cloud-based sales, marketing, learning and customer experience solutions. CallidusCloud enables its customers to accelerate their Lead to Money process with a suite of solutions that can, among other things, identify leads, implement territory and quota plans, enable sales forces, automate bid configuration pricing and quoting, manage contracts, streamline sales compensation and capture customer feedback for competitive advantage. Over 4,000 organizations, across a broad set of industries, rely on CallidusCloud to optimize the Lead to Money process and close more deals, faster.

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

Revenue Growth and Customer Expansion
Revenue Growth and Customer Expansion
For the three months ended June 30, 2015, we added approximately 200 net new customers and as of June 30, 2015, we had over 4,000 customers.

For the three months ended June 30, 2015, total revenue was $41.6 million, an increase of $9.1 million, or 28%, from the three months ended June 30, 2014. Total recurring revenue, which includes SaaS and maintenance revenue, increased by 30% in the three months ended June 30, 2015 from the same period in 2014. SaaS revenue increased to $27.2 million in the three months ended June 30, 2015, representing an increase of $7.6 million, or 39%, from the same period in 2014. Recurring revenue gross margins were 74% and 73% in the three and six months ended June 30, 2015, respectively, an increase from 68% for the same periods in 2014. The improvement is primarily associated with higher SaaS revenue and cost savings associated with data center infrastructure consolidation. Overall gross margins were 62% and 61% in the three and six months ended June 30, 2015 compared to 60% for the same periods in 2014. Revenue related to overages (customers using our products in excess of contracted usage) was immaterial during the three and six months ended June 30, 2015 and June 30, 2014.
SaaS revenue continued to drive the increases in both recurring revenue and total revenue, reflecting continued market acceptance of our Lead to MoneyTM solutions.

Revolver Loan
In June 2015, the Company paid off the Wells Fargo Bank, National Association ("Wells Fargo") revolver loan ("Revolver") of $10.5 million.
Subsequent Event
On July 22, 2015, the Company acquired ownership of BridgeFront LLC., a leading provider of cloud-based education content for the healthcare sector, most notably in the compliance and revenue cycle domains.  The acquisition strengthens our Litmos mobile learning applications in the healthcare industry.  The purchase consideration was approximately $5.0 million, which included an indemnity holdback payable upon the one year closing anniversary.  In addition, the Company may pay certain earn-out consideration over the next 18 months if certain financial targets are met.
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
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment, contingent consideration and income taxes have the greatest potential impact on our unaudited condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates and we consider these to be our critical accounting policies. There were no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2015 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements
Refer to Note 1 to the notes to our unaudited condensed consolidated financial statements for information regarding the effect of recent accounting pronouncements on our financial statements.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2015 and 2014
Revenue, Cost of Revenue and Gross Profit
The following table sets forth the changes in revenue, cost of revenue and gross profit for the three and six months ended June 30, 2015, compared to the same periods in 2014 (in thousands, except for percentage data):

	Three Months Ended June 30, 2015	Percentage of Revenue	Three Months Ended June 30, 2014	Percentage of Revenue	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$30,713	74%	$23,684	73%	$7,029	30%
Services and license	10,901	26%	8,831	27%	2,070	23%
Total revenue	$41,614	100%	$32,515	100%	$9,099	28%

Cost of revenue:
Recurring	$7,841	26%	$7,502	32%	$339	5%
Services and license	8,062	74%	5,628	64%	2,434	43%
Total cost of revenue	$15,903	38%	$13,130	40%	$2,773	21%

Gross profit:
Recurring	$22,872	74%	$16,182	68%	$6,690	41%
Services and license	2,839	26%	3,203	36%	(364)	(11)%
Total gross profit	$25,711	62%	$19,385	60%	$6,326	33%

	Six Months Ended June 30, 2015	Percentage of Revenue	Six Months Ended June 30, 2014	Percentage of Revenue	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$59,606	73%	$45,934	72%	$13,672	30%
Services and license	21,753	27%	17,558	28%	4,195	24%
Total revenue	$81,359	100%	$63,492	100%	$17,867	28%

Cost of revenue:
Recurring	$16,199	27%	$14,790	32%	$1,409	10%
Services and license	15,723	72%	10,738	61%	4,985	46%
Total cost of revenue	$31,922	39%	$25,528	40%	$6,394	25%

Gross profit:
Recurring	$43,407	73%	$31,144	68%	$12,263	39%
Services and license	6,030	28%	6,820	39%	(790)	(12)%
Total gross profit	$49,437	61%	$37,964	60%	$11,473	30%
Revenue
Total Revenue.  The increase in total revenue for the three and six months ended June 30, 2015 compared to the same periods in 2014 was primarily due to continued SaaS revenue growth from increased bookings and the associated professional services revenue, offset in part by a decline in license revenue. Our broad Lead to Money suite and acquisitions in 2014 contributed to the growth in revenue.
Recurring Revenue.  Recurring revenue consists of SaaS and maintenance revenue. For the three months ended June 30, 2015 compared to the same period in 2014, SaaS revenue increased $7.6 million due to increased bookings offset by a maintenance revenue decrease of $0.6 million in the three months ended June 30, 2015, resulting from customers converting from license to SaaS. For the six months ended June 30, 2015 compared to the same period in 2014, SaaS revenue increased $14.4 million due to increased bookings offset by a maintenance revenue decrease of $0.7 million, resulting from customers converting from license to SaaS.
Services and License Revenue.  Services and license revenue consists of integration and configuration services, training and perpetual licenses. Services and license revenue for the three months ended June 30, 2015 increased by $2.1 million compared to the same period in 2014. The increase was due to an approximately $2.7 million in service revenue attributed to increased SaaS growth, offset by approximately $0.6 million decrease in license revenue. Services and license revenue for the six months ended June 30, 2015 increased by $4.2 million compared to the same period in 2014 due to increase in service revenue.
Cost of Revenue and Gross Profit
Cost of Recurring Revenue.  The increase for the three months ended June 30, 2015 as compared to the same period in 2014 was primarily due to a $0.6 million increase in personnel related costs and a $0.1 million increase in depreciation as we continue to invest in hosting facilities to support our revenue growth and expanding customer base, and was partially offset by $0.3 million decrease in professional services and maintenance fees costs. The increase for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to a $1.2 million increase in personnel related costs and a $0.4 million increase in depreciation partially offset by $0.2 million in professional services.
Cost of Services and License Revenue.  During the three months ended June 30, 2015, to support growth in professional services, we spent an additional $1.2 million in personnel related costs and $1.1 million on outside consultants as compared to the same period in 2014. During the six months ended June 30, 2015, we spent an additional $2.6 million in personnel related costs, $2.1 million in professional services and $0.2 million in travel and expenses as compared to the same period in 2014.
Recurring Revenue Gross Profit. The improvement in our recurring revenue gross profit for the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to increased revenue of $7.0 million and decreased professional services and maintenance fees of $0.3 million, partially offset by increased expenses of $0.6 million related to personnel costs and a $0.1 million increase in depreciation. The improvement in our recurring revenue gross profit for the six months ended June 30, 2015 compared to the same period in 2014 was due to increased revenue of $13.7 million and decreased professional services of $0.2 million partially offset by increased expenses of $1.2 million related to personnel costs and a $0.4 million increase in depreciation.
Services and License Revenue Gross Profit. The decrease in services and license revenue gross profit for the three months ended June 30, 2015 compared to the same period in 2014 was attributable to decreased service and license revenues of approximately $2.1 million, partially offset by $1.2 million in personnel related costs and $1.1 million on outside consultants. The decrease in services and license revenue gross profit for the six months ended June 30, 2015 compared to the same period in 2014 of $0.8 million was attributable to an increase in license and service revenue of $4.2 million partially offset by $2.6 million in personnel related costs, $2.1 million in professional services and $0.2 million in travel expenses.
Operating Expenses
The following table outlines the changes in operating expenses for the three and six months ended June 30, 2015, compared to the same periods in 2014 (in thousands, except percentage data):

	Three Months Ended June 30, 2015	Percentage of Revenue	Three Months Ended June 30, 2014	Percentage of Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$14,796	36%	$11,808	36%	$2,988	25%
Research and development	6,002	14%	5,045	16%	957	19%
General and administrative	9,112	22%	5,135	16%	3,977	77%
Restructuring and other expenses	118	—%	404	1%	(286)	(71)%
Total operating expenses	$30,028	72%	$22,392	69%	$7,636	34%

	Six Months Ended June 30, 2015	Percentage of Revenue	Six Months Ended June 30, 2014	Percentage of Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$28,522	35%	$22,535	35%	$5,987	27%
Research and development	12,040	15%	9,918	16%	2,122	21%
General and administrative	16,530	20%	10,221	16%	6,309	62%
Restructuring and other expenses	234	—%	404	1%	(170)	(42)%
Total operating expenses	$57,326	70%	$43,078	68%	$14,248	33%

Sales and Marketing.  The increase for the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to a $2.4 million increase in personnel related costs, which includes an increase a $0.3 million in stock-based compensation expense and a $0.7 million increase in commissions. In addition marketing expense increased by $0.6 million related to our C3 user conference. The increase for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to a $5.0 million increase in personnel related costs, which includes a $1.2 million increase in stock-based compensation, and $0.6 million increase in commissions. In addition, marketing expense increased by $0.6 million related to our C3 user conference and $0.4 million increase in travel and expenses.
Research and Development.  The increase for the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to a $0.7 million increase in personnel related costs which includes $0.2 million in stock-based compensation expense, as we continue to invest in headcount to support product development. The increase for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to a $1.9 million increase in personnel related costs which includes $0.5 million in stock-based compensation expense.
General and Administrative.  The increase for the three months ended June 30, 2015 compared to the same period in 2014 was primarily driven by a $2.5 million increase in personnel related costs, which includes $1.9 million in stock-based compensation expense, $0.7 million in professional services related to accounting, $0.3 million in professional services for information technology related to implementation of new software to support our growth and a $0.4 million increase in facilities related costs. The increase for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to a $4.1 million increase in personnel related costs, which includes $3.0 million in share-based compensation expense, and a $0.9 million increase in professional services for accounting, $0.6 million increase in professional services related to information technology, and a $0.8 million increase in facilities related costs due to the relocation of our corporate headquarters partially offset by patent litigation and other corporate costs.
Restructuring and other.  The decrease for the three and six months ended June 30, 2015 as compared to the same period in 2014 was due to lower restructuring and other activity in 2015 as compared to 2014. In 2014, the Company initiated restructuring plans to realign the Company's resources to improve cost efficiencies.
Stock-based Compensation
The following table sets forth a summary of our stock-based compensation expenses for the three and six months ended June 30, 2015, compared to the same periods in 2014 (in thousands, except percentage data):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenue	$249	$192	$57	30%
Cost of services revenue	237	256	(19)	(7)%
Sales and marketing	1,157	810	347	43%
Research and development	650	474	176	37%
General and administrative	2,799	900	1,899	211%
Total stock-based compensation	$5,092	$2,632	$2,460	93%

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenue	$537	$374	$163	44%
Cost of services revenue	579	470	109	23%
Sales and marketing	2,615	1,402	1,213	87%
Research and development	1,447	912	535	59%
General and administrative	4,731	1,766	2,965	168%
Total stock-based compensation	$9,909	$4,924	$4,985	101%

The increase for the three and six months ended June 30, 2015 compared to the same periods in 2014 was primarily due to the timing of restricted stock unit grants, an increased stock price and increased employee stock purchase plan participation.
Other Items
The following table sets forth changes in other items for the three and six months ended June 30, 2015, compared to the same periods in 2014 (in thousands, except percentage data):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other income (expense), net	$(186)	$3,941	$(4,127)	(105)%
Interest expense	(56)	(154)	98	(64)%
	$(242)	$3,787	$(4,029)	(106)%
Provision for income taxes	$165	$530	$(365)	(69)%

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other income (expense), net	$(376)	$3,968	$(4,344)	(109)%
Interest expense	(123)	(391)	268	(69)%
	$(499)	$3,577	$(4,076)	(114)%
Provision for income taxes	$379	$680	$(301)	(44)%
Interest Income and Other Income (Expense), Net
The decrease in interest income and other income (expense) during the three and six months ended June 30, 2015, compared to the same periods in 2014, was primarily due to an increase in foreign exchange losses in 2015 and a $3.9 million gain on sale of select domain names and trademarks in 2014.
Interest Expense
The decrease for the three and six months ended June 30, 2015, compared to same periods in 2014, was primarily due to the early conversion of $45.0 million of our 4.75% Convertible Senior Notes ("Convertible Notes") during the three months ended December 31, 2013 and conversion of the remaining $14.2 million of Convertible Notes during the three months ended June 30, 2014.
Provision for Income Taxes
Income tax expense for the three months ended June 30, 2015 was $0.2 million, compared to $0.5 million for the same period in 2014. The decrease in taxes was attributable to lower withholding and income taxes in foreign jurisdictions in 2015 compared to 2014. Income tax expense for the six months ended June 30, 2015 was $0.4 million compared to $0.7 million for the same period in 2014. The decrease in taxes was attributable primarily to lower withholding and income taxes in foreign jurisdictions.
Liquidity and Capital Resources
As of June 30, 2015, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $92.3 million and accounts receivable of $42.4 million, compared to $37.0 million and $41.6 million at December 31, 2014, respectively.
In March 2015, we completed a follow-on stock offering, in which we issued 5.3 million shares of our common stock at a public offering price of $13.00 per share. We received net proceeds of $64.4 million after deducting underwriting discounts and commissions of $4.1 million and other offering expenses of $0.3 million.
In May 2014, we entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan ("Revolver") to us in an amount not to exceed $10.0 million, with an accordion feature that allows us to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million. The Revolver matures in May 2019. Outstanding borrowings under the Revolver bear interest, at the Company's option, at a base rate plus an applicable margin. The applicable margin ranges between 0.75% and 2.25% depending on the Company's leverage ratio. Interest is payable every three months. In June 2015, we paid the outstanding amount of the Revolver.
Cash provided by operating activities during the six months ended June 30, 2015 improved significantly compared to cash provided by operating activities during the six months ended June 30, 2014, primarily due to a decrease in prepaid and other current assets and an increase in accounts payable.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$10,651	$6,446
Net cash (used in) provided by investing activities	$(25,795)	$1,329
Net cash provided by financing activities	$53,238	$1,827
Cash Flows During the Six Months Ended June 30, 2015
Net cash provided by operating activities was $10.7 million in the six months ended June 30, 2015 compared to $6.4 million provided in the six months ended June 30, 2014. During the six months ended June 30, 2015, net loss was $8.8 million, which included $9.9 million in stock-based compensation and $5.5 million in depreciation and amortization expense. Changes in operating assets and liabilities provided $3.6 million in cash during the first half of 2015, primarily driven by a decrease in prepaid and other assets of $1.5 million, an increase in accounts payable and accrued liabilities of $1.6 million and an increase in deferred revenue of $2.8 million. These changes were partially offset by an increase in accounts receivable of $1.4 million and the decrease in accrued payroll of $0.9 million due to bonus payments in the first quarter of 2015.
Net cash used in investing activities was $25.8 million during the six months ended June 30, 2015, compared to cash $1.3 million provided by investing activities in the six months ended June 30, 2014. During the six months ended June 30, 2015, net cash used in investing activities includes $17.2 million for investment purchases and $8.3 million in purchases of property and equipment and leasehold improvements for our corporate headquarters and data center investments.
Net cash provided by financing activities was $53.2 million during the six months ended June 30, 2015, compared to $1.8 million cash provided by financing activities in the six months ended June 30, 2014. During the six months ended June 30, 2015, the increase in cash provided by financing activities was primarily due to $64.4 million of net proceeds from our common stock follow-on offering and $2.2 million of proceeds from the issuance of common stock, partially offset by $10.5 million for the repayment of the revolving line of credit, $2.4 million for the repurchase of restricted stock from employees for payment of taxes on vesting of restricted stock units, $0.3 million of principal payments for capital leases and a $0.2 million holdback payment related to our LeadRocket acquisition.
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
Contractual Obligations and Commitments
Please refer to Note 4 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. For additional information on existing unconditional purchase commitments, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
With the exception of the above contractual obligations, we have no material off-balance sheet arrangements that have not been recorded in our unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three and six months ended June 30, 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion on the market risks we encounter.

Item 4. Controls and Procedures
Evaluation of Disclosures Controls and Procedures
Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) or 15d-15(e)) as of June 30, 2015, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures.
Changes in Internal Control Over Financial Reporting
In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our CEO and CFO did not identify any changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We incurred net losses of $8.8 million during the six months ended June 30, 2015, $11.6 million in 2014, $21.4 million in 2013, and $27.7 million in 2012. We had an accumulated deficit of $279.5 million as of June 30, 2015. To achieve profitability, we must increase our revenue, particularly our recurring revenue by entering into more and larger sales transactions while limiting customer churn, and manage our cost structure in line with our revenue. If we fail to do so, our future results and financial condition will be adversely affected and we may be unable to continue operating.

We continue to monitor and manage our costs in an effort to optimize our performance for the long term. However, there is no assurance that we will be successful and; unforeseen expenses, difficulties or delays may prevent us from realizing our goals. From time to time, we incur restructuring expenses or expenses related to other cost reduction efforts, but we can offer no assurance that these or other actions will enable us to achieve or sustain profitability in the future. In addition, we cannot be certain that steps we have taken to control our costs will not adversely affect our prospects for long-term revenue growth. If we cannot increase our revenue, improve gross margins and control costs, our future results and financial condition will be negatively affected.

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

        We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly in future periods. For example, from the end of fiscal 2013 to the end of fiscal 2014, our employee headcount increased from 612 to 741 employees, and our number of customers increased from more than 2,200 to over 3,700. As of June 30, 2015 our employee headcount was 837 employees and our number of customers was over 4,000. We anticipate that we will continue to significantly expand our operations and headcount in the near term, and that our customer base will continue to expand. The growth and expansion of our business and our product and service offerings place a significant strain on our management, operations, sales and marketing, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our sales and marketing teams and our ability to manage headcount, capital, and business processes in an efficient manner.

        We may not be able to implement improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in our existing systems and processes. We may experience difficulties in managing improvements to our systems and processes, which could disrupt existing customer relationships, cause us to lose customers, limit sales of our products, or increase our technical support costs. Our failure to improve our systems and processes, or the failure of those systems and processes to operate in the intended manner, may result in our inability to manage the growth of our business and accurately forecast our revenue and expenses. Our productivity and the quality of our solutions may be adversely affected if we do not integrate and train new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, negatively impact our customers' satisfaction with our solutions, and harm our operating results.

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

Most of our revenue is derived from our Lead to Money solutions, and a decline in sales of those solutions could adversely affect our operating results and financial condition.

        We derive a majority of our revenue from our Lead to Money solutions. If demand for those solutions declines significantly and we are unable to replace the revenue with revenue from our other offerings, our business and operating results will be adversely affected. We cannot assure you that our current levels of market penetration and revenue from these solutions will continue. If conditions in the market for these solutions change as a result of increased competition or new product offerings by our competitors or consolidation among our competitors, or if we are unable to timely introduce successful new solutions to keep pace with technological advancements, our revenue may decline and our financial results and financial condition would be harmed.

If we do not compete effectively, our revenue may not grow and could decline.

        We experience intense competition from other software companies, as well as from customers' internal development teams. We believe one of our key challenges is to demonstrate the benefits of our solutions to prospective customers so that they will prioritize purchases of our solutions over other options. Our financial performance depends in large part on continued growth in the number of organizations adopting our sales effectiveness solutions to manage the performance of their sales organizations, yet the market for sales effectiveness solutions may not develop as we expect, or at all.

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

Security breaches or loss of customer data could create the perception that our solutions are not secure, causing customers to discontinue or reject the use of our solutions and potentially subject us to significant liability. Implementing, monitoring and maintaining adequate security safeguards may be costly.

        Our solutions allow our customers to access and transmit confidential data, including personally identifiable information of their employees, agents and customers over the Internet, and we store our customers' data on servers. We may also have access to confidential and private individual data in connection with the activities of our professional services organization, including implementation, maintenance and support activities for term and perpetual license customers.

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

        The legal and regulatory frameworks for data protection and privacy issues is evolving worldwide, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices. As a result, we expect federal, state and foreign governments to continue to increase regulation and we expect more public scrutiny, enforcement and sanctions in this area. The new laws and regulations that may, among other things, relate to the solicitation, collection, processing use, and disclosure of personal information, as well as those that apply to cross-border transfers of personal information, could affect demand for our solutions or cause us to change our platform or business model and increase our costs of doing business.

        Our customers can use our solutions to store compensation and other personal or identifying information about their sales personnel that are or may be considered personal data in some jurisdictions and, therefore, may be subject to this evolving legislation, regulation or heightened public scrutiny. In addition to the potential adoption of new laws and regulations in the United States and internationally, evolving definitions and norms regarding personal data may require us to adapt our business practices, or limit or inhibit our ability to operate or expand our business.

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

The European Parliament is considering revocation of the legal framework under which personal data of European residents may be transferred to the United States, and if this change is implemented, it could hamper our plans to expand our business in Europe.

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

Our credit agreement contains restrictive covenants and financial covenants that may limit our operational flexibility. Furthermore, if we default on our obligations under the credit agreement, our operations may be interrupted and our business and financial results could be adversely affected.

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

        In addition, if we fail to comply with the covenants or payment obligations specified in the Revolver, we may trigger an event of default and Wells Fargo would have the right to: (i) terminate its commitment to provide additional loans under the Revolver, and (ii) declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, Wells Fargo would have the right to proceed against the Revolver collateral, which consists of substantially all of our assets. If the debt under the Revolver were to be accelerated, we may not have sufficient cash or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition.

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

        From time to time, we receive claims that our products, services offerings or business infringe or misappropriate the intellectual property rights of third parties, and we have in the past, and may continue in the future, to assert claims of infringement against third parties on such bases, including the lawsuit we settled with Versata Software, Inc., Versata Development Group, Inc. and Versata, Inc. in November 2014. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. For more information, see "Item 3. Legal Proceedings." We believe that claims of infringement are likely to increase as the functionality of our solutions expand and we introduce new solutions, including technology acquired or licensed from third parties. Any infringement claim, whether offensive or defensive, could:

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

        Our services revenue, which includes fees for consulting, implementation and training, represented 27% of our revenue for the six months in 2014 and 26% of our revenue for the six months ended June 30, 2015. Our services revenue has a substantially lower gross margin than our recurring revenue.

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

        From time to time, we also consider new or unusual strategic relationships, which can pose additional risks. For example, while reseller arrangements offer the advantage of leveraging larger sales organizations than our own to sell our products, they also require considerable time and effort on our part to train and support the reseller's personnel, and require the reseller to properly motivate and incentivize its sales force. Also, if we enter into an exclusive reseller arrangement, the exclusivity may prevent us from pursuing the applicable market ourselves, and if the reseller is not successful in the particular location, our results of operations may be adversely affected.

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

CALLIDUS SOFTWARE INC.

Date:	August 6, 2015	By:	/s/ BOB L. COREY
Bob L. Corey
Executive Vice President, Chief Financial Officer
(duly authorized officer)

EXHIBIT INDEX TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

Exhibit Number	Description
10.1
Amendment Number One, dated August 29, 2014, to Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014.

10.2
Amendment Number Two, dated September 11, 2014, to Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014.

10.3
Amendment Number Three, dated September 16, 2014, to Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (iv) Notes to Condensed Consolidated Financial Statements