Form 10-Q
period 2015-09-30
CALLIDUS SOFTWARE INC
filed 2015-11-05
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
There were 56,122,337 shares of the registrant’s common stock, par value $0.001, outstanding on October 29, 2015, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$77,117	$34,200
Short-term investments	18,597	2,766
Accounts receivable, net of allowances of $810 and $1,063 at September 30, 2015 and December 31, 2014, respectively	37,945	41,623
Prepaid and other current assets	9,995	10,384
Total current assets	143,654	88,973
Property and equipment, net	20,226	18,755
Goodwill	50,414	46,970
Intangible assets, net	16,318	17,757
Deferred income taxes, noncurrent	399	440
Deposits and other noncurrent assets	3,299	3,403
Total assets	$234,310	$176,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,569	$2,056
Accrued payroll and related expenses	9,065	9,051
Accrued expenses	12,110	16,868
Deferred income taxes	1,475	1,475
Deferred revenue	71,010	61,427
Capital lease obligations	223	1,001
Total current liabilities	96,452	91,878
Deferred revenue, noncurrent	6,260	10,195
Deferred income taxes, noncurrent	46	561
Revolving line of credit	—	10,481
Other noncurrent liabilities	4,700	4,709
Total liabilities	107,458	117,824
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 58,444 and 51,285 shares issued and 56,105 and 48,946 shares outstanding at September 30, 2015 and December 31, 2014, respectively	56	49
Additional paid-in capital	424,224	344,312
Treasury stock; 2,339 shares at September 30, 2015 and December 31, 2014	(14,430)	(14,430)
Accumulated other comprehensive loss	(1,270)	(739)
Accumulated deficit	(281,728)	(270,718)
Total stockholders’ equity	126,852	58,474
Total liabilities and stockholders’ equity	$234,310	$176,298

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Recurring	$34,301	$25,547	$93,907	$71,481
Services and license	10,643	9,453	32,396	27,011
Total revenue	44,944	35,000	126,303	98,492
Cost of revenue:
Recurring	9,034	8,916	25,233	23,706
Services and license	8,318	6,730	24,041	17,468
Total cost of revenue	17,352	15,646	49,274	41,174
Gross profit	27,592	19,354	77,029	57,318

Operating expenses:
Sales and marketing	14,855	11,153	43,377	33,688
Research and development	6,846	4,920	18,886	14,838
General and administrative	7,883	7,892	24,413	18,113
Restructuring and other	—	305	234	709
Total operating expenses	29,584	24,270	86,910	67,348
Operating loss	(1,992)	(4,916)	(9,881)	(10,030)
Interest income and other income (expense), net	(38)	(20)	(414)	3,948
Interest expense	(26)	(38)	(149)	(429)
Loss before provision for income taxes	(2,056)	(4,974)	(10,444)	(6,511)
Provision for income taxes	187	261	566	941
Net loss	$(2,243)	$(5,235)	$(11,010)	$(7,452)
Net loss per share
Basic and diluted	$(0.04)	$(0.11)	$(0.20)	$(0.16)

Weighted average shares used in computing net loss per share:
Basic and diluted	56,104	48,564	54,156	47,061

Comprehensive income (loss):
Net loss	$(2,243)	$(5,235)	$(11,010)	$(7,452)
Unrealized gain (loss) on available-for-sale securities	15	(3)	19	(5)
Foreign currency translation adjustments	(674)	(208)	(553)	(191)
Comprehensive loss	$(2,902)	$(5,446)	$(11,544)	$(7,648)

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,010)	$(7,452)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	4,501	3,953
Amortization of intangible assets	3,985	3,667
Gain on sale of intangible assets	—	(3,862)
Provision for doubtful accounts	1,097	729
Stock-based compensation	13,924	7,916
Excess tax benefit from stock-based compensation	(29)	—
Deferred income taxes	(381)	(133)
Release of valuation allowance	—	(149)
Loss on disposal of property and equipment	10	44
Amortization of convertible notes issuance cost	—	58
Net amortization on investments	78	21
Changes in operating assets and liabilities:
Accounts receivable	3,373	(2,359)
Prepaid and other current assets	487	(1,997)
Other noncurrent assets	104	(197)
Accounts payable	3	583
Accrued expenses	17	5,471
Accrued payroll and related expenses	14	(627)
Accrued restructuring and other expenses	(99)	(98)
Deferred revenue	4,448	4,548
Net cash provided by operating activities	20,522	10,116
Cash flows from investing activities:
Purchases of investments	(19,444)	(2,784)
Proceeds from maturities and sale of investments	3,554	7,850
Purchases of property and equipment	(9,548)	(5,135)
Purchases of intangible assets	(524)	(882)
Proceeds from sale of intangible assets, net of expenses	—	4,651
Acquisitions, net of cash acquired	(4,365)	(15,409)
Net cash used in investing activities	(30,327)	(11,709)
Cash flows from financing activities:
Proceeds from follow-on offering, net of issuance costs	64,372	—
Proceeds from issuance of common stock	4,236	4,003
Restricted stock units acquired to settle employee withholding liability	(2,656)	(1,553)
Excess tax benefit from stock-based compensation	29	—
(Repayment) proceeds from line of credit	(10,482)	10,482
Payment of consideration related to acquisitions	(1,802)	(630)
Repayment of debt	—	(645)
Payment of principal under capital leases	(778)	(744)
Net cash provided by financing activities	52,919	10,913
Effect of exchange rates on cash and cash equivalents	(197)	(169)
Net increase in cash and cash equivalents	42,917	9,151
Cash and cash equivalents at beginning of period	34,200	28,295
Cash and cash equivalents at end of period	$77,117	$37,446
Supplemental disclosures of cash flow information:
Cash paid for interest on convertible debt	$—	$277
Cash paid for interest on capital leases	$18	$35
Cash paid for interest on line of credit	$122	$—
Non-cash investing and financing activities:
Conversion of debt to equity	$—	$14,197
Reclassification of unamortized debt issuance cost to additional paid-in capital as a result of debt conversion	$—	$253
Purchases of property and equipment through accounts payable and other accrued liabilities	$3,516	$175
See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Summary of Accounting Policies
All amounts included herein related to these unaudited condensed consolidated financial statements as of September 30, 2015 and the three and nine months ended September 30, 2015 and 2014 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Callidus Software Inc.'s ("Company") Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations regarding interim financial statements.
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
Use of Estimates
Preparation of the unaudited condensed consolidated financial statements in conformity with GAAP and the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, the reported amounts of revenue and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, uncertain tax liabilities, allowances for doubtful accounts, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairments, stock-based compensation forfeiture rates, accrued liabilities, the allocation of the value of purchase consideration for business acquisitions, and other contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates such estimates and assumptions on an ongoing basis for continued reasonableness, using historical experience and other factors, including the current economic environment. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and fluctuations in information technology spending by prospective customers can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates. Changes in those estimates, if any, resulting from continuing changes in the economic environment, will be reflected in the condensed consolidated financial statements in future periods.
Revenue Recognition
            The Company generates revenue by providing software applications as a service ("SaaS") through an on-demand subscription, on-premise perpetual and term licenses and related software maintenance, and professional services. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Recurring Revenue. Recurring revenue, which includes software-as-a-service revenue and maintenance revenue, is recognized ratably over the stated contractual period. SaaS revenue consists of subscription fees from customers accessing our cloud-based service offerings. Maintenance revenue consists of fees from customers purchasing support for on-premise solutions. The Company also recognizes revenue associated with customers using its products in excess of contracted usage ("Overages"). Overages are primarily attributed to SaaS products and such Overages are recorded in SaaS revenue. Revenue related to Overages was immaterial during the three and nine months ended in September 30, 2015 and September 30, 2014.

           Service and License Revenue. Service and license revenue primarily consist of training, integration and configuration services. Generally, the Company's professional services arrangements are on a time-and-materials basis. Time and material services are recognized as the services are rendered based on inputs to the project, such as billable hours incurred. For fixed-fee professional service arrangements, the Company recognizes revenue under the proportional performance method of accounting and estimates the proportional performance on a monthly basis, utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. Service and license revenue also includes revenue from perpetual licenses, which is recognized upon delivery of the product, using the residual method, assuming all the other conditions for revenue recognition have been met.

            In a limited number of arrangements with non-standard acceptance criteria, the Company defers the revenue until the acceptance criteria is satisfied. Reimbursements, including those related to travel and out-of-pocket expenses, are included in services and license revenue, and an equivalent amount of reimbursable expenses is included in cost of services and license revenue.

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

Multiple-deliverable arrangements with on-demand subscription. For on-demand subscription agreements with multiple-deliverables, the Company evaluates each element to determine whether it represents a separate unit of accounting. The Company determines the best estimated selling price of each deliverable in an arrangement based on a selling price hierarchy of methods contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Accounting Standards Codification (“ASC”) Topic 605)-Multiple-Deliverable Revenue Arrangements. The best estimated selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. Total arrangement fees are allocated to each element using the relative selling price method. The Company has currently established VSOE for most deliverables, except for fixed fee service arrangements and on-premise software licenses.

The Company considered all of the following factors to establish the ESP for fixed fee service arrangements when sold with its on-demand services: the weighted average actual sales prices of professional services sold on a stand-alone basis for on-demand services; average billing rates for fixed fee service agreements when sold with on-demand services, cost plus a reasonable mark-up and other factors such as gross margin objectives, pricing practices and growth strategy. The Company is currently using cost plus a reasonable mark-up to establish ESP for fixed fee service arrangements.

Multiple-deliverable arrangements with on-premise license. For arrangements with multiple-deliverables, including license, professional services and maintenance, the Company recognizes license revenue using the residual method of accounting pursuant to the requirements of the guidance contained in ASC 985-605, Software Revenue Recognition. Under the residual method, revenue is recognized when VSOE for fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. If evidence of fair value cannot be established for the undelivered elements, all of the revenue is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. For maintenance and certain professional services, the Company has established VSOE as a high number of stand-alone sales of this deliverable have been priced within a reasonably narrow range. The Company's revenue arrangements do not include a general right of return relative to the delivered products.

For the Company's term-based licenses, if the only undelivered element is maintenance, the entire amount of revenue is recognized over the maintenance period, because the Company does not sell maintenance separately.

Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenue.

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 may also impact how the Company accounts for certain direct costs associated with its revenues. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted one year earlier. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company has not elected a transition method and is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the condensed consolidated financial statements and does not plan to early adopt this standard.

Note 2—Acquisition

On July 22, 2015, the Company acquired BridgeFront LLC ("BridgeFront"), a leading provider of cloud-based education content for the healthcare sector, most notably in the compliance and revenue cycle domains. The purchase consideration was approximately $5.1 million, which included approximately $4.4 million paid in cash, $0.1 million held back to cover expenses of the stakeholder representative which is payable in early 2017, and an approximately $0.5 million indemnity holdback payable upon the one year closing anniversary, which remained outstanding as of September 30, 2015.

Earn-out payments based on achievement of targets are normally treated as purchase price, however, because of service conditions, $0.5 million of the $0.6 million is treated as compensation expense and recognized over the term of the payments in 2015 and 2016. The fair value of the remaining balance of $0.1 million of the earn-out is recorded as contingent consideration.

The preliminary purchase price allocation for BridgeFront is summarized as follows (in thousands):

Fair Value
Net liabilities assumed	$(849)
Intangible assets	2,100
Goodwill	3,806
Total purchase price	$5,057

As of September 30, 2015, the purchase price allocation for the acquisition was preliminary and subject to completion. Adjustments to the current fair value estimates in the above table may occur as the process conducted for the valuation and review is finalized, including assets, liabilities and other attributes.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired. The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and the expanded market opportunities of our Litmos mobile learning applications in the healthcare industry.

The financial results of BridgeFront are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition to September 30, 2015.

The acquisition of BridgeFront did not have a material impact on the Company's unaudited condensed consolidated financial statements and therefore pro forma disclosures have not been presented.

The following table sets forth the components of identifiable intangible assets acquired, their weighted-average useful lives over which they will be amortized using the straight-line method, and the classification of their amortized expense in our condensed consolidated statements of operations (in thousands):

	Fair Value	Weighted -Average Useful life	Statement of Operations Classification: Amortization Expense
Developed technology	$1,800	5 years	Cost of sales
Customer relationships	300	5 years	Sales and marketing expense
Total intangible assets subject to amortization	$2,100

The fair values of the intangible assets at the acquisition date were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurements. The value of acquired intangibles was determined based on the present value of estimated future cash flows using the following valuation techniques and inputs:

•
Developed technology - Primarily the royalty-from-relief method using inputs such as estimated revenues attributable to the online education content, estimated net royalty revenue, effective income tax rate and discount rate.

•
Customer relationships - Primarily the multi-period excess earnings method under the income approach using inputs such as probability-weighted revenue attributable to existing customer relationships, customer attrition, estimated expenses, effective income tax rate, and discount rate.

The amortization expense of $0.1 million was included in our unaudited condensed consolidated of operations. The acquisition related costs incurred during the quarter of $0.2 million which was included in general and administration expense in the unaudited condensed consolidated statements of operations.

Note 3—Financial Instruments
As of September 30, 2015 and December 31, 2014, all investment debt securities were classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed below.
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
Realized gains and losses are calculated using the specific identification method. As of September 30, 2015 and December 31, 2014, the Company had no short-term investments in a material unrealized loss position.

The components of the Company’s cash, cash equivalents, and investments classified as available-for-sale were as follows at September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$75,659	$—	$—	$75,659
Cash equivalents:
Money market funds	1,458	—	—	1,458
Total cash equivalents	1,458	—	—	1,458
Total cash and cash equivalents	$77,117	$—	$—	$77,117

Short-term investments:
Certificates of deposits	$1,500	$—	$—	$1,500
Corporate notes and U.S government agency obligations	17,098		(1)	17,097
Total short-term investments	$18,598	$—	$(1)	$18,597

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$27,890	$—	$—	$27,890
Cash equivalents:
Money market funds	6,310	—	—	6,310
Total cash equivalents	6,310	—	—	6,310
Total cash and cash equivalents	$34,200	$—	$—	$34,200

Short-term investments:
Corporate notes and U.S. government agency obligations	$2,773	$—	$(7)	$2,766
Total short-term investments	$2,773	$—	$(7)	$2,766
The market value and the amortized cost of available-for-sale debt securities by contractual maturities as of September 30, 2015 were as follows (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$7,755	$7,755
Between 1 and 2 years	10,843	10,842
Total	$18,598	$18,597
The Company had no realized gains or losses on sales of its investments for the three and nine months ended September 30, 2015 and 2014. The Company had net purchases of investments of $15.9 million during the nine months ended September 30, 2015 and net proceeds from maturities and sales of investments of $5.1 million during the nine months ended September 30, 2014.
The short-term investments in highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities in order to assess whether any of the impairments will be considered other-than-temporary. The Company did not identify any securities held as of September 30, 2015 or as of December 31, 2014 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.

Note 4—Fair Value Measurements
The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at September 30, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2015	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$1,458	$1,458	$—	$—
Certificates of deposit (2)	1,500	—	1,500	—
Corporate notes and U.S. government agency obligations (2)	17,097	—	17,097	—
Total	$20,055	$1,458	$18,597	$—
Liabilities:
Contingent consideration and related liabilities (3)	$202	$—	$—	$202
Total	$202	$—	$—	$202
_____________________________________________________________________________
(1) Included in cash and cash equivalents on the unaudited condensed consolidated balance sheet.
(2) Included in short-term investments on the unaudited condensed consolidated balance sheet.
(3) Included in accrued expenses on the unaudited condensed consolidated balance sheet.
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
Valuation of Investments
Level 1 and Level 2
The Company’s available-for-sale securities include money market funds, certificates of deposit, corporate notes and U.S. government agency obligations. The Company values these securities using a pricing matrix from a pricing service provider, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). The Company classifies all of its available-for-sale securities, except for money market funds, as having Level 2 inputs. The Company validates the estimated fair value of certain securities from a pricing service provider on a quarterly basis. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.
Level 3
Contingent consideration and related liabilities are defined as earn-out payments which the Company may pay in connection with the acquisition of BridgeFront. Contingent consideration and related liabilities are classified as level 3 liabilities, as the Company uses unobservable inputs to value them, which is a probability-based income approach. Subsequent changes in the fair value of contingent consideration and related liabilities will be recorded in the Company's unaudited condensed consolidated statements of operations.
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
Letter of Credit
The Company obtained a $1.1 million letter of credit in October 2014 for leased space in Dublin, California. The letter of credit expired on October 1, 2015 and was automatically renewed for one year to October 1, 2016. There is no balance outstanding under this line of credit.
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
Pursuant to the agreement, the Company is required to maintain a leverage ratio of 3.00:1.00 and minimum liquidity of $7.5 million. The Company has met these leverage and liquidity covenants.
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
The Company incurred no restructuring and other expenses during the three months and $0.2 million during the nine months ended September 30, 2015. The Company incurred restructuring and other expenses of $0.3 million and $0.7 million during the three and nine months ended September 30, 2014, respectively.
The following tables set forth a summary of accrued restructuring and other expenses for the nine months ended September 30, 2015 and 2014 (in thousands):

	December 31, 2014	Additions	Adjustments	Cash Payments	September 30, 2015
Severance and termination-related costs	$—	$227	$—	$(227)	$—
Facilities-related costs	194	7	—	(152)	49
Total accrued restructuring and other expenses	$194	$234	$—	$(379)	$49

	December 31, 2013	Additions	Adjustments	Cash Payments	September 30, 2014
Severance and termination-related costs	$141	$70	$—	$(211)	$—
Facilities related costs	234	162	20	(139)	277
Total accrued restructuring and other expenses	$375	$232	$20	$(350)	$277
During the three and nine months ended September 30, 2014, the Company also incurred $0.3 million and $0.5 million of non-cash expense, respectively, primarily related to incremental depreciation expense as a result of the change in the estimated useful life of assets at its offices in Pleasanton, California.

Note 7—Net Loss Per Share
Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable for the period of time the Company's 4.75% Convertible Senior Notes ("Convertible Notes") were outstanding, the exercise of outstanding common stock options, the release of restricted stock units, and purchases of shares pursuant to the Company's employee stock purchase plan ("ESPP"), to the extent these shares are dilutive. For the three and nine months ended September 30, 2015 and 2014, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted Stock Units	3,120	2,526	2,803	2,340
Stock Options	806	1,557	945	1,745
ESPP Shares	13	18	4	6
Convertible Notes	—	—	—	1,108
Total	3,939	4,101	3,752	5,199
The weighted average exercise price of stock options excluded for the three and nine months ended September 30, 2015 was $6.35 and $6.12, respectively, and for the three and nine months ended September 30, 2014 was $5.51 and $5.39, respectively.

Note 8—Stock-based Compensation
Expense Summary
Stock-based compensation expense is measured based on the grant-date fair value of the stock-based awards. The Company recognizes stock-based compensation expense, for the portion of the awards that are ultimately expected to vest, on a ratable basis, over the requisite service period for those awards with graded vesting and service conditions.

The table below sets forth a summary of stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock Options	$147	$200	$464	$613
Restricted Stock Units
Performance-based Awards	986	440	2,370	1,267
Service-based Awards	2,651	2,064	10,379	5,354
ESPP Shares	231	288	711	682
Total stock-based compensation	$4,015	$2,992	$13,924	$7,916

As of September 30, 2015, there were $0.9 million, $7.2 million, $17.9 million and $0.8 million of total unrecognized compensation expense related to stock options, performance-based awards, service-based awards and ESPP shares, respectively. The expenses related to stock options, performance-based awards, service-based awards and ESPP shares are expected to be recognized over a weighted average period of 1.8 years, 2.1 years, 2.1 years and 0.6 years, respectively.
The table below sets forth the functional classification of stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of recurring revenue	$269	$226	$806	$600
Cost of services and other revenue	277	265	856	735
Sales and marketing	1,316	925	3,931	2,327
Research and development	745	481	2,192	1,393
General and administrative	1,408	1,095	6,139	2,861
Total stock-based compensation	$4,015	$2,992	$13,924	$7,916
Performance-based Awards
The Company includes performance-based award activity with restricted stock units.
During the nine months ended September 30, 2015, the Company granted performance awards with vesting contingent on annual SaaS revenue growth at a specified level over the three-year period beginning July 1, 2015 through June 30, 2018.
During the nine months ended September 30, 2014, the Company granted performance awards with vesting contingent on absolute SaaS revenue growth over the three-year period from 2014 through 2016, and the Company’s relative total stockholder return over the three-year period from 2014 through 2016 versus an index of 17 SaaS companies.
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
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. No stock options were granted during the nine months ended September 30, 2015 and September 30, 2014.

The fair value of each ESPP share is estimated on the enrollment date of the offering period using the Black-Scholes valuation model and the assumptions noted in the following table:

Nine Months Ended September 30,
	2015	2014
Employee Stock Purchase Plan
Expected life (in years)	0.50 to 1.00	0.50 to 1.00
Risk-free interest rate	0.25% to 0.38%	0.05% to 0.12%
Volatility	38.7% to 39.3%	47% to 50%
Dividend yield	None	None
Note 9—Income Taxes
Income tax expense for the three months ended September 30, 2015 was $0.2 million compared to $0.3 million for the same period in 2014 and for the nine months ended September 30, 2015 was $0.6 million, compared to $0.9 million for the same period in 2014. In both periods the decrease in taxes was attributable to less sales to foreign customers subject to withholding taxes and less income in the foreign jurisdictions subject to income taxes.
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
The following table summarizes revenue for the three and nine months ended September 30, 2015 and 2014 by geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$34,342	$26,352	$96,499	$76,845
EMEA	4,570	4,098	13,031	10,845
Asia Pacific	2,389	2,551	7,360	5,793
Other	3,643	1,999	9,413	5,009
	$44,944	$35,000	$126,303	$98,492
Substantially all of the Company’s long-lived assets are located in the United States and United Kingdom. Long-lived assets located outside the United States and United Kingdom are immaterial.
During the three and nine months ended September 30, 2015 and 2014, no customer accounted for more than 10% of total revenue.
Note 11—Related-Party Transactions
In June 2013, in the normal course of business, the Company entered into agreements with Lithium Technologies, Inc. (“Lithium”), whose Chief Financial Officer is a member of the Company's Board of Directors. In 2014 and 2015, the Company renewed its annual subscription for Lithium's social media management solutions in the amounts of $120,000 and $155,000, respectively, which were paid in full during 2014 and 2015, respectively.
In 2014, the Company purchased an annual subscription from Lithium for Community Administration for $45,000, which amount was paid in full in January 2015. In addition, in 2014, the Company purchased a one-time annual subscription for consulting and training services for Social Services from Lithium for $40,000, which amount was paid in full in 2014. In 2015, the Company incurred $30,000 for redesigning the user interface for Community Administration, which was paid in full as of September 30, 2015. Also, in 2015, the Company incurred expenses of $60,000 for Social Services, which was included in accrued expenses as of September 30, 2015.

In 2013, Lithium entered into a two-year on-demand services agreement with the Company for an annual amount of $113,000. During the three and nine months ended September 30, 2015, the Company recognized approximately $35,000 and $92,000, respectively, in revenue under this annual hosting agreement and $3,000 and $115,500, respectively, in service revenue.
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

Overview

CallidusCloud® is a global leader in cloud-based sales, marketing, learning and customer experience solutions. CallidusCloud enables its customers to accelerate their Lead to Money process with a suite of solutions that can, among other things, identify leads, implement territory and quota plans, enable sales forces, automate bid configuration pricing and quoting, manage contracts, streamline sales compensation and capture customer feedback for competitive advantage. Over 4,400 organizations, across a broad set of industries, rely on CallidusCloud to optimize the Lead to Money process and close more deals, faster.

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

Revenue Growth and Customer Expansion
For the three months ended September 30, 2015, we added approximately 400 net new customers, including customers added from our acquisition of BridgeFront LLC ("BridgeFront"), and as of September 30, 2015, we had over 4,400 customers.

For the three months ended September 30, 2015, total revenue was $44.9 million, an increase of $9.9 million, or 28%, from the three months ended September 30, 2014. Total recurring revenue, which includes SaaS and maintenance revenue, increased by 34% in the three months ended September 30, 2015 from the same period in 2014. SaaS revenue increased to $30.8 million in the three months ended September 30, 2015, representing an increase of $9.2 million, or 43%, from the same period in 2014. Recurring revenue gross margins were 74% and 73% in the three and nine months ended September 30, 2015, respectively, compared to 65% and 67% for the three and nine months ended September 30, 2014, respectively. The improvement is primarily associated with higher SaaS revenue and cost savings associated with data center infrastructure consolidation. Overall gross margins were 61% in both the three and nine months ended September 30, 2015, compared to 55% and 58% for the three and nine months ended September 30, 2014, respectively. Revenue related to overages (customers using our products in excess of contracted usage) was immaterial during the three and nine months ended September 30, 2015 and September 30, 2014.
SaaS revenue continued to drive the increases in both recurring revenue and total revenue, reflecting continued market acceptance of our Lead to MoneyTM solutions.

Acquisition
On July 22, 2015, the Company acquired BridgeFront, a leading provider of cloud-based education content for the healthcare sector, most notably in the compliance and revenue cycle domains.  The purchase consideration was approximately $5.1 million. Please refer to Note 2 of our notes to the unaudited condensed consolidated financial statements for further details regarding the acquisition, which did not have a material impact on our financial position or results of operations.
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
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, uncertain tax liabilities, allowances for doubtful accounts, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairments, stock-based compensation forfeiture rates, accrued liabilities, the allocation of the value of purchase consideration for business acquisitions, and other contingencies have the greatest potential impact on our unaudited condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates and we consider these to be our critical accounting policies. There were no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2015 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements
Please refer to Note 1 of our notes to unaudited condensed consolidated financial statements for information regarding the effect of recent accounting pronouncements on our financial statements.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2015 and 2014
The table below reflects the BridgeFront acquisition from July 23, 2015 through September 30, 2015.
Revenue, Cost of Revenue and Gross Profit
The following table sets forth the changes in revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2015, compared to the same periods in 2014 (in thousands, except for percentage data):

	Three Months Ended September 30, 2015	Percentage of Revenue	Three Months Ended September 30, 2014	Percentage of Revenue	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$34,301	76%	$25,547	73%	$8,754	34%
Services and license	10,643	24%	9,453	27%	1,190	13%
Total revenue	$44,944	100%	$35,000	100%	$9,944	28%

Cost of revenue:
Recurring	$9,034	26%	$8,916	35%	$118	1%
Services and license	8,318	78%	6,730	71%	1,588	24%
Total cost of revenue	$17,352	39%	$15,646	45%	$1,706	11%

Gross profit:
Recurring	$25,267	74%	$16,631	65%	$8,636	52%
Services and license	2,325	22%	2,723	29%	(398)	(15)%
Total gross profit	$27,592	61%	$19,354	55%	$8,238	43%

	Nine Months Ended September 30, 2015	Percentage of Revenue	Nine Months Ended September 30, 2014	Percentage of Revenue	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$93,907	74%	$71,481	73%	$22,426	31%
Services and license	32,396	26%	27,011	27%	5,385	20%
Total revenue	$126,303	100%	$98,492	100%	$27,811	28%

Cost of revenue:
Recurring	$25,233	27%	$23,706	33%	$1,527	6%
Services and license	24,041	74%	17,468	65%	6,573	38%
Total cost of revenue	$49,274	39%	$41,174	42%	$8,100	20%

Gross profit:
Recurring	$68,674	73%	$47,775	67%	$20,899	44%
Services and license	8,355	26%	9,543	35%	(1,188)	(12)%
Total gross profit	$77,029	61%	$57,318	58%	$19,711	34%
Revenue
Total Revenue.  The increase in total revenue for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily due to continued SaaS revenue growth from increased bookings and the associated professional services revenue, offset in part by a decline in license revenue. Our broad Lead to Money suite, increased adoption from our current customer base and acquisitions in 2014 and 2015 contributed to the growth in revenue.
Recurring Revenue.  Recurring revenue consists of SaaS and maintenance revenue. For the three months ended September 30, 2015 compared to the same period in 2014, SaaS revenue increased $9.2 million due to increased bookings offset by a decrease in maintenance revenue of $0.4 million resulting from customers converting from license to SaaS arrangements. For the nine months ended September 30, 2015 compared to the same period in 2014, SaaS revenue increased $23.6 million due to increased bookings, which was offset by a maintenance revenue decrease of $1.2 million, resulting from customers converting from license to SaaS arrangement.
Services and License Revenue.  Services and license revenue consists of integration and configuration services, training, on-premise perpetual and term-based licenses. Services and license revenue for the three months ended September 30, 2015 increased by $1.2 million compared to the same period in 2014. The increase was due to approximately $1.7 million in service revenue attributed to increased SaaS growth, offset by an approximately $0.5 million decrease in license revenue. Services and license revenue for the nine months ended September 30, 2015 increased by $5.4 million compared to the same period in 2014 due to an increase in service revenue of $8.1 million offset by a $2.7 million decrease in license revenue.
Cost of Revenue and Gross Profit
Cost of Recurring Revenue.  The increase in cost of recurring revenue for the three months ended September 30, 2015 compared to the same period in 2014 is primarily due to a $0.8 million increase in personnel related costs and $0.4 million increase in depreciation, maintenance and equipment as we continue to invest in hosting facilities to support our revenue growth and expanded customer base. This was offset by a royalty expense of $1.2 million related to a litigation settlement recorded in the third quarter of 2014 with no comparable cost for the same period in 2015. The increase for the nine months ended September 30, 2015 as compared to the same period in 2014 is primarily due to a $2.1 million increase in personnel related costs and a $0.6 million increase in depreciation, partially offset by a 2014 royalty expense of $1.2 million related to a litigation settlement recorded in 2014 with no comparable cost for the same period in 2015.
Cost of Services and License Revenue.  During the three months ended September 30, 2015, to support growth in professional services, we spent an additional $1.1 million on personnel related costs, $0.3 million on outside consultants and $0.2 million on travel and other expenses as compared to the same period in 2014. During the nine months ended September 30, 2015, we spent an additional $3.8 million on personnel related costs, $2.4 million on professional services and $0.3 million on travel and other expenses as compared to the same period in 2014.
Recurring Revenue Gross Profit. The improvement in our recurring revenue gross profit for the three months ended September 30, 2015 compared to the same period in 2014 reflects increased revenue of $8.8 million and decreased royalty expense of $1.2 million, partially offset by $0.8 million increase in personnel costs and a $0.4 million increase in depreciation and maintenance and equipment. The improvement in our recurring revenue gross profit for the nine months ended September 30, 2015 compared to the same period in 2014 reflects increased revenue of $22.4 million and a $1.2 million decrease in royalty expense partially offset by increase in expenses of $2.1 million related to personnel costs and a $0.6 million increase in depreciation as we continue to invest in our hosting facilities while demonstrating leverage in our business.
Services and License Revenue Gross Profit. The decrease in services and license revenue gross profit for the three months ended September 30, 2015 compared to the same period in 2014 was attributable to increases of $1.1 million in personnel related costs, $0.3 million in outside consultant expenses, and $0.2 million in travel and other expenses, as well as a $0.5 million decrease in license revenue, partially offset by $1.7 million in increased service revenues. The decrease in services and license revenue gross profit for the nine months ended September 30, 2015 was attributable to an increase of $3.8 million in personnel related costs, $2.4 million in professional services and $0.3 million in travel and other expenses as well as a $2.7 decrease in license revenue partially offset by an increase in service revenue of $8.1 million.
Operating Expenses
The following table outlines the changes in operating expenses for the three and nine months ended September 30, 2015, compared to the same periods in 2014 (in thousands, except percentage data):

	Three Months Ended September 30, 2015	Percentage of Revenue	Three Months Ended September 30, 2014	Percentage of Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$14,855	33%	$11,153	32%	$3,702	33%
Research and development	6,846	15%	4,920	14%	1,926	39%
General and administrative	7,883	18%	7,892	23%	(9)	—%
Restructuring and other expenses	—	—%	305	1%	(305)	(100)%
Total operating expenses	$29,584	66%	$24,270	69%	$5,314	22%

	Nine Months Ended September 30, 2015	Percentage of Revenue	Nine Months Ended September 30, 2014	Percentage of Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$43,377	34%	$33,688	34%	$9,689	29%
Research and development	18,886	15%	14,838	15%	4,048	27%
General and administrative	24,413	19%	18,113	18%	6,300	35%
Restructuring and other expenses	234	—%	709	1%	(475)	(67)%
Total operating expenses	$86,910	69%	$67,348	68%	$19,562	29%
Sales and Marketing.  The increase for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to a $2.4 million increase in personnel related costs, which includes an increase of $0.4 million in stock-based compensation expense and a $0.7 million increase in commissions. In addition, sales and marketing expense increased by $0.5 million related to our marketing events and $0.8 million in travel and other expenses. The increase for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to a $7.1 million increase in personnel related costs, which includes a $1.6 million increase in stock-based compensation, and a $1.3 million increase in commissions. In addition, sales and marketing expense increased by $1.1 million related to our C3 user conference and other marketing events and a $1.4 million increase in travel and other expenses.
Research and Development.  The increase for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to a $1.1 million increase in personnel related costs which includes $0.3 million in stock-based compensation expense, an increase of $0.5 million in consulting costs and an increase of $0.2 million in maintenance agreements, as we continue to invest in headcount to support continued product development. The increase for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to a $3.0 million increase in personnel related costs which includes $0.8 million in stock-based compensation expense, an increase of $0.3 million in consulting costs, an increase of $0.2 million in maintenance agreements, and an increase of $0.5 million in travel and other expenses.
General and Administrative.  The decrease for the three months ended September 30, 2015 compared to the same period in 2014 was primarily driven by the reduction in expenses of $1.8 million related to the Versata litigation settlement in the third quarter of 2014 partially offset by the $1.0 million increase in personnel related costs, which includes $0.3 million in stock-based compensation expense, a $0.7 million increase in corporate expenses related to building a scalable operating platform which includes implementation of Salesforce.com, Zuora and Netsuite enhancements, along with our new corporate headquarters. The increase for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to $5.1 million increase in personnel related costs, which includes $3.3 million in share-based compensation expense and increased corporate expenses of $3.0 million related to building a scalable operating platform in support our growth, partially offset by a reduction of $1.8 million related to the Versata litigation settlement incurred in 2014.
Restructuring and other.  The decrease for the three and nine months ended September 30, 2015 as compared to the same period in 2014 was due to lower restructuring and other activity in 2015 as compared to 2014. In 2014, the Company initiated restructuring plans to realign the Company's resources to improve cost efficiencies.
Stock-based Compensation
The following table sets forth a summary of our stock-based compensation expenses for the three and nine months ended September 30, 2015, compared to the same periods in 2014 (in thousands, except percentage data):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenue	$269	$226	$43	19%
Cost of services revenue	277	265	12	5%
Sales and marketing	1,316	925	391	42%
Research and development	745	481	264	55%
General and administrative	1,408	1,095	313	29%
Total stock-based compensation	$4,015	$2,992	$1,023	34%

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenue	$806	$600	$206	34%
Cost of services revenue	856	735	121	16%
Sales and marketing	3,931	2,327	1,604	69%
Research and development	2,192	1,393	799	57%
General and administrative	6,139	2,861	3,278	115%
Total stock-based compensation	$13,924	$7,916	$6,008	76%
The increase for the three and nine September 30, 2015 compared to the same periods in 2014 was primarily due to the timing of restricted stock unit grants, an increased stock price and increased employee stock purchase plan participation.
Other Items
The following table sets forth changes in other items for the three and nine months ended September 30, 2015, compared to the same periods in 2014 (in thousands, except percentage data):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other income (expense), net	$(38)	$(20)	$(18)	90%
Interest expense	(26)	(38)	(12)	32%
	$(64)	$(58)	$(6)	10%
Provision for income taxes	$187	$261	$(74)	(28)%

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other income (expense), net	$(414)	$3,948	$(4,362)	(110)%
Interest expense	(149)	(429)	(280)	65%
	$(563)	$3,519	$(4,642)	(132)%
Provision for income taxes	$566	$941	$(375)	(40)%
Interest Income and Other Income (Expense), Net
Interest income and other income (expense) during the three months ended September 30, 2015 is comparable with the same period in 2014. The decrease in interest income and other income (expense) during the nine months ended September 30, 2015, compared to the same period in 2014, was primarily due to an increase in foreign exchange losses in 2015 and a $3.9 million gain on the sale of select domain names and trademarks in 2014.
Interest Expense
Interest expense for the three months ended September 30, 2015 was generally comparable to the same period in 2014. The decrease in interest expense for the nine months ended September 30, 2015, compared to same periods in 2014, was primarily due to the early conversion of $45.0 million of our 4.75% Convertible Senior Notes ("Convertible Notes") during the three months ended December 31, 2013 and conversion of the remaining $14.2 million of Convertible Notes during the three months ended June 30, 2014.
Provision for Income Taxes
Income tax expense for the three months ended September 30, 2015 was $0.2 million compared to $0.3 million for the same period in 2014 and for the nine months ended September 30, 2015 was $0.6 million, compared to $0.9 million for the same period in 2014. In both periods the decrease in taxes was attributable to less sales to foreign customers subject to withholding taxes and less income in the foreign jurisdictions subject to income taxes.

Liquidity and Capital Resources
As of September 30, 2015, our principal sources of liquidity were cash and cash equivalents and short-term investments totaling $95.7 million and accounts receivable of $37.9 million, compared to $37.0 million and $41.6 million at December 31, 2014, respectively.
In March 2015, we completed a stock offering in which we issued 5.3 million shares of our common stock at a public offering price of $13.00 per share. We received net proceeds of $64.4 million after deducting underwriting discounts and commissions of $4.1 million and other offering expenses of $0.3 million.
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
Cash provided by operating activities during the nine months ended September 30, 2015 improved significantly compared to cash provided by operating activities during the nine months ended September 30, 2014, primarily due to a decrease in accounts receivable, decrease in prepaid and other assets and an increase in deferred revenue.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$20,522	$10,116
Net cash used in investing activities	$(30,327)	$(11,709)
Net cash provided by financing activities	$52,919	$10,913
Cash Flows During the Nine Months Ended September 30, 2015
Net cash provided by operating activities was $20.5 million in the nine months ended September 30, 2015 compared to $10.1 million provided in the nine months ended September 30, 2014. During the nine months ended September 30, 2015, net loss was $11.0 million, which included $13.9 million in stock-based compensation and $8.5 million in depreciation and amortization expense. Changes in operating assets and liabilities provided $8.3 million in cash during the first nine months of 2015, primarily driven by a decrease in accounts receivable of $3.4 million, a decrease in prepaid and other assets of $0.6 million, and an increase in deferred revenue of $4.4 million.
Net cash used in investing activities was $30.3 million during the nine months ended September 30, 2015, compared to cash used in investing activities of $11.7 million in the nine months ended September 30, 2014. During the nine months ended September 30, 2015, net cash used in investing activities includes $15.9 million for net investment purchases and $9.5 million in purchases of property and equipment and leasehold improvements for our corporate headquarters and data center investments. In addition cash used in the acquisition of BridgeFront was $4.4 million.
Net cash provided by financing activities was $52.9 million during the nine months ended September 30, 2015, compared to $10.9 million cash provided by financing activities in the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the increase in cash provided by financing activities was primarily due to $64.4 million of net proceeds from our common stock follow-on offering and $4.2 million of proceeds from the issuance of common stock, partially offset by $10.5 million for the repayment of the revolving line of credit, $2.7 million for the repurchase of restricted stock from employees for payment of taxes on vesting of restricted stock units, a $1.8 million holdback payment related to our Clicktools Ltd. and LeadRocket Inc. acquisitions and $0.8 million of principal payments for capital leases.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three and nine months ended September 30, 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion on the market risks we encounter.

Item 4. Controls and Procedures
Evaluation of Disclosures Controls and Procedures
Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) or 15d-15(e)) as of September 30, 2015, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures.
Changes in Internal Control Over Financial Reporting
In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our CEO and CFO did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business
We have a history of losses, and we intend to continue to invest in our business, so we cannot assure you that we will achieve profitability.

We incurred net losses of $11.0 million during the nine months ended September 30, 2015, $11.6 million in 2014, $21.4 million in 2013, and $27.7 million in 2012. We had an accumulated deficit of $281.7 million as of September 30, 2015. We intend to continue to invest in our business, including with respect to our employee base; sales and marketing efforts; development of new products, services, and features; and improvement of our existing products, services, and features. Therefore, to achieve profitability, we must increase our revenue, particularly our recurring revenue by entering into more and larger sales transactions while limiting customer churn, and manage our cost structure in line with our revenue. If we fail to do so, our future results and financial condition will be adversely affected and we may be unable to continue operating.

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

•	technical difficulties, errors or service interruptions in our solutions that may cause customer dissatisfaction with solutions;

•	consolidation among our customers, which may alter their buying patterns, or business failures that may reduce demand for our solutions;

•	operating expenses associated with expansion of our sales force or business, and our product development efforts;

•	cost, timing and management efforts related to the introduction of new features to our solutions;

•	our ability to obtain, maintain and protect our intellectual property rights and adequately safeguard the information imported into our solutions or otherwise provided to us by our customers;

•	changes in the regulatory environment, including with respect to security, or privacy laws and regulations, or their enforcement; and

•	extraordinary expenses such as impairment charges, litigation or other payments related to settlement of disputes.

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

        We have invested, and expect to continue to invest, substantial resources to expand, market and refine our solutions. If we are unable to grow the volume of our recurring revenue, or to improve our gross margins, we may not be able to achieve profitability and our operating results and financial condition could be adversely affected. Factors that could harm our ability to improve our gross margins include:

•	customer attrition as customers decide not to renew for any reason;

•	our inability to maintain or increase the prices customers pay for our solutions, due to competitive pricing pressures or limited demand;

•	our inability to reduce operating costs through technology-based efficiencies and streamlined processes;

•	increased direct and indirect cost of third-party services, including hosting facilities and professional services contractors performing implementation and support services;

•	higher personnel and personnel-related costs;

•	increased costs to integrate products or personnel that we acquire, including time and expense associated with new sales personnel reaching full productivity; and

•	increased costs to license and maintain and replace third-party software embedded in our solutions or to create alternatives to such third-party software.

Our business and operations have experienced rapid growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems and processes, our operating results will be adversely affected.

        We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly in future periods. For example, from the end of fiscal 2013 to the end of fiscal 2014, our employee headcount increased from 612 to 741 employees, and our number of customers increased from more than 2,200 to over 3,700. As of September 30, 2015 our employee headcount was 874 employees and our number of customers was over 4,400. We anticipate that we will continue to significantly expand our operations and headcount in the near term, and that our customer base will continue to expand. The growth and expansion of our business and our product and service offerings place a significant strain on our management, operations, sales and marketing, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our sales and marketing teams and our ability to manage headcount, capital, and business processes in an efficient manner.

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

        Our business is primarily conducted over the Internet, so we depend on our ability to protect our computer equipment and stored data against damage from natural disasters, human error, power loss, telecommunications failures, cyber-attacks or other unauthorized intrusion and other events. Moreover, our headquarters are located in the San Francisco Bay Area, a region known for seismic activity. Although we have redundant facilities to support our operations, our systems, procedures and controls might not be adequate for all eventualities, which could prolong the adverse impact.

        There can be no assurance that our disaster preparedness will prevent significant interruption of our operations, which could be lengthy, or reduce the speed or functionality of our services. Service interruptions, no matter how prolonged or frequent, may result in material liability claims from customers for breach of service-level commitments, customer terminations and damage to our reputation and business prospects.

        In addition, third-party service providers for hosting facilities or other critical infrastructure could be interrupted in the event of a natural disaster, facility closings or other unanticipated problems. Third-party telecommunications providers of Internet and other telecommunication services may fail to perform adequately, or their systems may fail to operate properly or be disabled, causing business interruption, system damage or significant expense for us to replace, and could harm our revenue, increase costs, cause regulatory intervention or damage to our reputation.

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

Security breaches or loss of customer data could create the perception that our solutions are not secure, causing customers to discontinue or reject the use of our solutions and potentially subjecting us to significant liability. Implementing, monitoring and maintaining adequate security safeguards may be costly.

Our solutions allow our customers to access and transmit confidential data, including personally identifiable information of their employees, agents and customers over the Internet, and we store our customers' data on servers. We may also have access to confidential data in connection with the activities of our professional services organization, including implementation, maintenance and support activities for our customers.

Moreover, many of our customers are subject to heightened security obligations regarding the personally identifiable information of their downstream customers. In the United States, these heightened obligations particularly affect the financial services, healthcare and insurance sectors, which are subject to controls over personal information under various state and federal laws and regulations. Other directives, such as the European Union Directive on Data Protection and accompanying laws and regulations of the Member States of the European Union implementing the directive, create international obligations on the protection of personal data that typically exceed security requirements mandated in the United States. Implementation of security measures to satisfy customer and regulatory requirements may be substantial and costly.

Our security measures to protect customer information may be inadequate or breached by third-party action, including intentional misconduct or malfeasance, system error, employee error or otherwise, resulting in unauthorized access to or disclosure of our customers' data, including intellectual property and other confidential business information. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and are often not recognized until launched against a target, we may be unable to anticipate them or to implement adequate preventative measures. Because we do not control our customers or third-party technology providers that our customers may authorize to access their data, we cannot ensure the integrity or security of their activities. In addition, malicious third parties may conduct attacks designed to temporarily deny customers access to our services.

If we do not adequately safeguard the information that customers import into our solutions or otherwise provide to us, or if third parties penetrate our solutions and misappropriate customers' confidential information, our reputation may be damaged, resulting in a loss of confidence in our solutions, negatively impacting our brand and future sales, and we may be sued and incur substantial damages. Even if it is determined that our security measures were adequate, the damage to our reputation may cause customers and potential customers to reconsider the use of our solutions, which may have a material adverse effect on our results of operations.

Our business depends in part on a strong and trusted brand, and any failure to maintain, protect, and enhance our brand could harm our business.

We have developed a strong and trusted brand that is associated with our solutions and services and that brand has contributed to the success of our business. Our brand is based on customer trust in our solutions and the implementations of our solutions in their businesses, across a broad range of industries. To continue to expand our customer base, it is important that we maintain, protect and enhance our brand. Our ability to achieve that goal depends largely on our ability to maintain our customers’ trust and continue to provide high-quality and secure solutions. Negative publicity could harm our reputation and customer confidence in and use of our solutions, whether that negative publicity relates to our industry or our company, the quality and reliability of our solutions, our risk management processes, our privacy and security practices, or other issues experienced by our customers. Accordingly, harm to our brand can stem from many sources, such as if we fail to satisfy expectations of service and quality, inadequately protect sensitive information, or experience compliance failures. If we do not successfully maintain a strong and trusted brand, our business and financial results may be harmed.

Legal and regulatory changes related to data protection and privacy could create unexpected costs, require changes to our business, impact the use and adoption of our solutions or to require us to agree to onerous terms and conditions, which could have an adverse effect on our future revenue, operating results or customer retention.

        Legal and regulatory frameworks for data protection and privacy issues are evolving worldwide, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices. We expect federal, state and foreign governments to expand data protection and privacy regulation and we expect more public scrutiny, enforcement and sanctions in this area. In addition, foreign court judgments and regulatory actions may affect our ability to transfer, process and receive data transnationally, including data that is critical to our operations or core to the functionality of our solutions. New laws, regulations, judgments or actions may, relate to the solicitation, collection, processing, use, and disclosure of personal information, including cross-border transfers of personal information, in a way that could affect demand for our solutions or cause us to change our platform or business model and increase our costs of doing business.

        Our customers can use our solutions to store compensation and other personal identifying information about their sales personnel that are or may be considered personal data in some jurisdictions and, therefore, may be subject to this evolving legislation, regulation or heightened public scrutiny. In addition to the potential adoption of new laws and regulations in the United States and internationally, evolving definitions and norms regarding personal data may require us to adapt our business practices, or limit or inhibit our ability to operate or expand our business.

        In order to comply with new United States or international laws, regulations or judgments, including adopting new and potentially onerous customer contractual clauses, we may incur substantial costs or change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy. Furthermore, to comply with any new non-U.S. laws, regulations, or judgments, we may have to create expensive duplicative information technology infrastructure and business operations, which could hinder our expansion plans or render them commercially infeasible, increase our costs of doing business, and harm our financial results.

In addition, customers may experience higher compliance costs as a result of laws, regulations and judgments, which may limit the use and adoption of our solutions and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance. As a result, some industries may not adopt our solutions based on perceived privacy concerns, regardless of the validity of such concerns.

        While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, and we offer privacy protections for this information, these measures may not always be effective. Furthermore, although we strive to comply with applicable laws and regulations relating to privacy and data collection, use and disclosure, these laws and regulations are continually evolving, not always clear, and not always consistent across the jurisdictions in which we do business. Any proceedings brought against us relating to compliance with these laws and regulations could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our solutions and ultimately result in the imposition of monetary liability or restrictions on our ability to conduct our business. There is no assurance that contractual indemnity or insurance would be available to offset any portion of these costs.

        In addition, if we are perceived as not operating in accordance with industry best privacy practices, we may be subject to negative publicity, government investigation, litigation or investigation by accountability groups. Any action against us could be costly and time consuming, require us to change our business practices, expose us to substantial monetary liability and result in damage to our reputation and business.

Acquisitions of, and investments in, other businesses present many risks. We may not realize the anticipated financial and strategic benefits of these transactions, and we may not be able to manage our operations with the acquired businesses efficiently or profitably.

        As part of our business strategy, we evaluate opportunities to expand and enhance our product and service offerings to meet customer needs, increase our market opportunities and grow revenue through internal development efforts and external acquisitions and partnerships. We have completed a number of acquisitions in recent years, including BridgeFront in 2015 and LeadRocket, Inc. and Clicktools Ltd. in 2014. We may continue to acquire or make investments in other companies, products, services and technologies in the future. Acquisitions and investments may cause disruptions in or add complexity to our operations and involve a number of risks, including the following:

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

Some of our products rely on third-party software licenses to operate, and the loss of or inability to maintain these licenses, or errors, discontinuations or updates to that software, could result in higher costs, delayed sales, customer claims, or termination of existing agreements.

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

        In addition, we depend upon the successful operation of third-party products in conjunction with our products or services. As a result, undetected errors in those third-party products could prevent the implementation, or impair the functionality of, our products, delay new product introductions, limit the availability of our products via our on-demand service, and injure our reputation. Our use of additional or alternative third-party products could result in new or higher royalty payments by us if we are required to enter into license agreements for such products.

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

        Our success depends to a significant extent on the abilities and effectiveness of our personnel, and, in particular, our chief executive officer and other executive officers. All of our existing personnel, including our executive officers, are employed on an "at-will" basis. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, or if we do not have an effective succession or development plan in place for such individuals, our ability to successfully implement our business plan could be impaired. Likewise, if a number of employees from specific departments were to depart, our business may be adversely affected. If we are unable to quickly identify, hire, develop and retain qualified replacements for our executives, other key positions or employees within specific departments, our ability to execute our business plan and continue to maintain and grow our business could be harmed. Competition for highly skilled personnel is intense in the San Francisco Bay Area where our headquarters are located, so we may need to invest heavily to attract and retain new personnel, and we may never realize returns on those investments. Even if we can quickly hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

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

        Our success and ability to compete depends on our internally developed technology and expertise, including the proprietary technology embedded in our solutions, as well as our ability to obtain and protect intellectual property rights. We rely on a combination of patents, trademarks, copyrights, service marks, trade secrets, contractual provisions and other similar measures to establish and protect our proprietary rights. We cannot protect our intellectual property if we are unable to enforce our rights or if we do not detect its unauthorized use. Despite our precautions, unauthorized third parties may be able to copy or reverse engineer our solutions and use information that we regard as proprietary to create products and services that compete with ours. Provisions in our agreements prohibiting unauthorized use, copying, transfer and disclosure of our licensed programs and services may be unenforceable under the laws of some jurisdictions. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and the outcome of any actions taken in any foreign jurisdiction to enforce our rights may be different that if such actions were determined under the laws of the United States. To the extent that we engage in international activities, our exposure to unauthorized copying and use of our products, services and proprietary information increases.

        We enter into various restrictive agreements with our employees and consultants, as well as with customers and third parties with whom we have strategic relationships. We cannot ensure that these agreements will be effective in controlling access to and distribution of our products, services and proprietary information. These agreements also do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our solutions. Litigation may be necessary to enforce our intellectual property rights and protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business.

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

        We continue to invest substantial time and resources to grow our international operations. If we fail to do so successfully, our business and operating results could be seriously harmed. Such expansion may require substantial financial resources and management attention. International operations involve a variety of risks, particularly:

•	greater difficulty in supporting and localizing our solutions;

•	complying with numerous regulatory requirements, taxes, trade and export laws and tariffs that may conflict or change unexpectedly, including labor, tax, privacy and data protection;

•	using international resellers and complying with anti-bribery and anti-corruption laws;

•	greater difficulty in establishing, staffing and managing foreign operations;

•	greater difficulty in maintaining acceptable quality standards in support, product development and professional services by our international third-party service providers;

•	differing abilities to protect our intellectual property rights; and

•	possible political and economic instability.

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

        Our services revenue, which includes fees for consulting, implementation and training, represented 27% of our revenue for the nine months ended September 30, 2014 and 26% of our revenue for the nine months ended September 30, 2015. Our services revenue has a substantially lower gross margin than our recurring revenue.

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

        It is difficult to determine how long the sales cycles for our solutions will be, thereby making it difficult to predict the quarter in which a particular sale will close and to plan expenditures accordingly. Moreover, to the extent that sales are completed in the final two weeks of a quarter, the impact of recurring revenue transactions is typically not reflected in our financial statements until subsequent quarters. The period between our initial contact with a potential customer and ultimate sale of our solutions is relatively long due to several factors, which may include:

•	the complex nature of some of our products;

•	the need to educate potential customers about the uses and benefits of our solutions;

•	budget cycles of our potential customers that affect the timing of purchases;

•	the expiration date of existing point solutions that we seek to replace;

•	customer requirements for competitive evaluation and often lengthy internal approval processes and protracted contract negotiations (particularly of large organizations) before purchasing our solutions; and

•	potential delays of purchases due to announcements or planned introductions of new solutions by us or our competitors.

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

CALLIDUS SOFTWARE INC.

Date:	November 5, 2015	By:	/s/ BOB L. COREY
Bob L. Corey
Executive Vice President, Chief Financial Officer
(duly authorized officer)

EXHIBIT INDEX TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

Exhibit Number	Description
10.1
2013 Stock Incentive Plan and Forms of Restricted Stock Unit Agreement and Stock Option Agreement (incorporated by reference to Appendix B of the Registrant’s Schedule 14A Proxy Statement filed with the Commission on April 28, 2014, Exhibit 99.1 to the Registrant's Form S-8 (File No. 333-189416) filed with the Commission on June 18, 2013 and Exhibit 4.5 to the Registrant’s Form S-8 (File No. 333-205389) filed with the Commission on July 1, 2015)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (iv) Notes to Condensed Consolidated Financial Statements