Form 10-K
period 2015-12-31
CALLIDUS SOFTWARE INC
filed 2016-02-25
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant's common stock on June 30, 2015, as reported on the NASDAQ Global Market, was approximately $842.0 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of February 1, 2016, the Registrant had 56,273,733 of its common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K are hereby incorporated by reference from the definitive proxy statement for the Registrant's annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2015.

CALLIDUS SOFTWARE INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2015

© 2016 Callidus Software Inc. All rights reserved. Callidus, Callidus Software, the Callidus Software logo, CallidusCloud, the CallidusCloud logo, 6FigureJobs, BridgeFront, Clicktools, iCentera, Lead to Money, LeadFormix, LeadRocket, Learnpass, Litmos, the Litmos logo,  Love Your LMS, Portals for Mortals, Producer Pro, SalesGenius, Surve, Syncfrog, Thunderbridge and TrueComp are trademarks, service marks, or registered trademarks of Callidus Software Inc. and its affiliates in the United States and other countries. All other brand, service or product names are trademarks or registered trademarks of their respective companies or owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
            This Annual Report on Form 10-K, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "may," "will," and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature. These forward-looking statements include, but are not limited to, statements concerning the following: levels of revenue, changes in and expectations with respect to revenue, revenue growth and gross margins, anticipated growth and growth strategies, the impact of competition, our ability to sell products, future operating expense levels, future operating results, future cash flows, the impact of quarterly fluctuations of revenue and operating results, staffing and expense levels, expected cash and investment balances and the impact of foreign exchange rate fluctuations. Management believes that these forward-looking statements were reasonable when made. However, you should not place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate. Callidus Software Inc. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, occurring after the date of this Annual Report on Form 10-K. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. For a detailed discussion of these risks and uncertainties, see the "Business" and "Risk Factors" sections in Items 1 and 1A, respectively, of this Annual Report on Form 10-K.
PART I
Item 1.    Business

Overview

CallidusCloud® is a global leader in cloud-based sales, marketing, learning and customer experience solutions. CallidusCloud enables its customers to accelerate their Lead to Money process with a suite of solutions that, among other things, identify leads, train personnel, implement territory and quota plans, enable sales forces, automate configuration pricing and quoting, manage contracts, streamline sales compensation and capture customer feedback for competitive advantage. Approximately 4,600 organizations, across a broad set of industries, rely on CallidusCloud to optimize the Lead to Money process and close more deals, faster.

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

•
Litmos Healthcare is a vertical Litmos Content solution which delivers educational and compliance content and services to healthcare, health plans, government and business institutions.  Litmos Healthcare is a cloud based solution allowing users to create compliance training plans and enables editing of off-the shelf course content to fit unique organization-specific policies, procedures, and practices. Customizable online training solutions reduce organizational risks and help maximize financial performance.

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

Incentives

•
Commissions streamline the design and management of incentive compensation programs and commission payments. It drives sales performance while reducing errors in sales force payouts and shadow accounting by sales professionals, leading to more selling time and higher cross-sell and up-sell revenue. It also includes modules for Management by Objectives programs, channel and producer onboarding, reporting and basic workflows.

•
Incentive Compensation Management ("ICM") is designed specifically for customers in the insurance industry. It delivers automation in incentive and bonus plan configuration, plan payout and producer management. It is a highly configurable solution that can be rapidly deployed, is easy to use and optimizes the management of producer incentives, bonuses and commission programs.

•
Producer Pro is designed to provide a flexible central repository for producer data that can be tailored to customers. It is a powerful solution designed to help customers with large channels to manage their producer hierarchies, licenses, appointments, education, correspondence and book of business in order to optimize the effectiveness of channel programs.

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

Customer Experience

•
Clicktools is a business to business “Voice of the Customer” solution that helps companies better understand and serve their customers and deliver an enhanced customer experience. Clicktools provides self-service tools to collect, centralize and act on customer feedback across all channels including surveys, forms and call scripts. Customer Relationship Management integration enables the synchronization of results with critical customer data.

Technology

•
Thunderbridge combines big data technology with predictive analytics and visualizations to enable real-time exploration of critical sales data to predict outcomes. Access to big sales data, and the ability to analyze it, is a key to improving sales and channel decision-making. This product is initially targeted for the insurance and telecom markets.

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

Maintenance and Technical Support Services. We have maintenance and technical support services from our centers in the United States and India. We offer standard and premium support, which are generally provided on an annual basis. Our standard and premium support services include online access through our website to our customer support community, along with online chat, telephone, and e-mail support. We also offer all product enhancements and new releases. For premium support, we offer customers access to our support team 24 hours a day, 7 days a week, as well as direct access to our support specialists, and enhanced service level agreements.

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

We have developed our on-demand infrastructure with the goal of maximizing the availability, performance, and security of our solutions through several hosting facilities. Our scalable hosting infrastructure and application architecture enable us to offer services to our global customers at mutually agreed service level arrangements. Our information security policies are modeled on the ISO 27002, Statement on Standards for Attestation Engagements (SSAE)16 and the European Commission's standard contractual clauses.

We organize our development staff along product lines, with development operations groups that provide centralized support for quality assurance and deployment. In 2015, 2014 and 2013, we recorded research and development expenses of $26.1 million, $20.3 million and $17.1 million, respectively. These expenses include stock-based compensation expenses.

Customers

We ended 2015 with approximately 4,600 customers. Our customers are diverse in size and type across a wide variety of industries, with a focus on telecommunications, insurance, banking, and technology markets. In 2015, 2014 and 2013, no single customer accounted for more than 10% of our revenue.

Sales and Marketing

We sell and market our software primarily through a direct sales force and in conjunction with our external partners. In the United States, we have sales and service offices in Dublin, California; Atlanta, Georgia; Birmingham, Alabama; Milwaukee, Wisconsin; New York, New York; Phoenix, Arizona; and Vancouver, Washington. Outside the United States, we have sales and service offices in Australia, Canada, Hong Kong, India, Malaysia, Mexico, Serbia, Singapore, Japan, Germany and the United Kingdom.

Sales. Our Enterprise direct sales force, which consist of account executives, technical pre-sales engineers and field management, is responsible for the sale of our products to global enterprises across multiple industries. Our Enterprise sales is organized along selected vertical industries and geographically to focus on market access. We also have an inside sales division that sells our learning, marketing and customer experience solutions to businesses of all sizes across all industries.

Marketing. Our marketing activities include product and customer marketing functions as well as marketing communications. The function of our product marketing is to define new product requirements, manage product life cycles, and generate content for sales collateral and marketing programs. The function of our customer marketing is to provide customer references and reviews and work with customers to produce case studies and testimonials. The function of our marketing communications is to focus on both primary demand generation efforts to increase awareness of sales effectiveness, product solutions and secondary demand generation efforts to drive sales leads for our solutions. This is done through multiple channels, including advertising, web casts, industry events, conferences, email marketing, web marketing and telemarketing. In addition, our corporate website is optimized to drive prospects to our Lead to Money solutions.

Alliances and Partnerships

We actively promote and maintain strategic relationships with systems integrators, consulting organizations, independent software vendors, value-added resellers, and technology providers. These relationships provide both customer referrals and co-marketing opportunities, which have contributed to the expansion of our customer base. We have established alliances with partners such as Accenture, Appirio, Canidium, Cognizant Technology Solutions, Deloitte Consulting, Open Symmetry, PricewaterhouseCoopers, and Tata Consulting Services to service our customers nationally and internationally. We have also expanded our relationship with technology partners such as Docusign, Microsoft, NetSuite, Salesforce, and Workday that collaborate with us in selling our solutions.

Competition

Our principal competition comes from Oracle, International Business Machines ("IBM") and the internally-developed software solutions deployed at potential customers. We also compete with other software and consulting companies, which typically focus on specific industries or sectors, including:

•	Sales: Apttus, IBM, Pros, SAVO Group, Varicent and Xactly Corporation

•Marketing: Marketo, Oracle and Pardot

•Learning: Adobe Systems, Cornerstone On-demand, SABA Software and SumTotal Systems

•Customer Experience: Allegiance, GetFeedback and Medallia

We believe that the principal competitive factors in our market are:

•ability to offer a broad suite of solutions across the Lead to Money cycle;

•industry-specific domain expertise;

•scalability and flexibility of solutions;

•quality of customer service;

•functionality of solutions;

•total cost of ownership; and

•ease of use.

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

Intellectual Property

Our ability to compete successfully depends in part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. While we rely on a combination of patents, trademarks, copyrights, service marks, trade secrets, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and intellectual property, we also believe that factors such as the technological and creative skills of our personnel, new product developments, product enhancements, and reliable product support are essential to establishing and maintaining a technology leadership position.

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

Employees

As of December 31, 2015, we had 901 employees. None of our employees are represented by a labor union.

Segment and Geographic Information

We operate in one reportable segment, which is the development, marketing and sale of enterprise software and related services. See Note 14 to our consolidated financial statements.

Executive Officers

The following table sets forth information about our executive officers as of December 31, 2015:

Name	Age	Position	Executive Officer Since
Leslie J. Stretch	54	President, Chief Executive Officer	2005
Bob L. Corey	64	Executive Vice President, Chief Financial Officer	2013
Jimmy Duan	53	Executive Vice President, Chief Technology Officer	2008

Leslie J. Stretch has served as our President and CEO since 2007 and has served as a director on our board of directors since July 2008. Mr. Stretch was our Senior Vice President, Global Sales, Marketing and On-Demand Business in 2007, our Senior Vice President, Worldwide Sales from 2006 to 2007 and Vice President, Worldwide Sales from 2005 to 2006. Mr. Stretch is currently on the board of directors of QAD Inc., a provider of enterprise software and services for global manufacturers, and serves on its audit committee. Prior to joining Callidus, Mr. Stretch served as interim Chief Executive Officer for The Hamsard Group, plc., a software solutions and services provider, in the United Kingdom during 2005. Previously, Mr. Stretch served in a variety of roles at Sun Microsystems, Inc. a computer networking company, most recently as Senior Vice President of Global Channel Sales. Prior to joining Sun Microsystems, Inc. (since acquired by Oracle Corporation), Mr. Stretch served in a variety of roles at Oracle Corporation, UK, an enterprise software provider. Mr. Stretch holds a B.A. in Economics and Economic History from the University of Strathclyde and a Postgraduate Diploma in Computer Systems Engineering from the University of Edinburgh.

Bob L. Corey has served as our Chief Financial Officer since May 2013. Prior to joining Callidus, Mr. Corey served as the Chief Financial Officer of FrontRange Solutions USA Inc., an enterprise software company, from May 2012 to May 2013. Prior to FrontRange, he served in various roles at Extreme Networks, Inc., an Ethernet solutions company from 2009 to 2011, including as its interim chief executive officer, executive vice president and chief financial officer. From 2003 to 2006, Mr. Corey held a variety of executive positions, including executive vice president and chief financial officer, at Thor Technologies, Inc., an enterprise software company. Mr. Corey currently serves as a member of the board of directors and as chairman of the audit committee for Apigee Corporation, a software development tools and services company. Mr. Corey holds a B.A. with a concentration in accounting from California State University at Fullerton.

Jimmy Duan, Ph.D. has served as our Chief Technology Officer since June 2013. Since joining Callidus in 2008, Dr. Duan has served in a variety of executive management roles at Callidus, including senior vice president of commissions business and international sales. From 2006 to 2008, Dr. Duan served as vice president of client services at Xactly Corporation, a software company, where he was responsible for defining and setting up SaaS operations and managing customer success. Earlier in his career, Dr. Duan held professional services management positions at Quovera and Talus Solutions (acquired by Manugistics) and consulted with multi-national organizations in financial services, telecommunications, transportation and high-tech manufacturing. Dr. Duan holds a Ph.D. in industrial and systems engineering from Virginia Polytechnic Institute and State University (Virginia Tech). Dr. Duan holds a B.S. in Mining Engineering, from Central South University, China.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other periodic reports are available free of charge on our website (www.calliduscloud.com) as soon as reasonably practicable after we have electronically filed such materials with, or furnished such materials to the Securities and Exchange Commission. They are also available at www.sec.gov.

Table of Contents

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

We incurred net losses of $13.1 million in 2015, $11.6 million in 2014, and $21.4 million in 2013. We had an accumulated deficit of $283.9 million as of December 31, 2015. We intend to continue to invest in our business, including with respect to our employee base; sales and marketing efforts; development of new products, services, and features; and improvement of our existing products, services, and features. Therefore, to achieve profitability, we must increase our revenue, particularly our recurring revenue by entering into more and larger sales transactions while limiting customer churn, and manage our cost structure in line with our revenue. If we fail to do so, our future results and financial condition will be adversely affected and we may be unable to continue operating.

We continue to monitor and manage our costs in an effort to optimize our performance for the long term. However, there is no assurance that we will be successful and unforeseen expenses, difficulties or delays may prevent us from realizing our goals. From time to time, we incur restructuring expenses or expenses related to other cost reduction efforts, but we can offer no assurance that these or other actions will enable us to achieve or sustain profitability in the future. In addition, we cannot be certain that steps we have taken to control our costs will not adversely affect our prospects for long-term revenue growth. If we cannot increase our revenue, improve gross margins and control costs, our future results and financial condition will be negatively affected.

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

We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly in future periods. For example, from the end of fiscal 2014 to the end of fiscal 2015, our employee headcount increased from 741 to 901 employees, and our number of customers increased from approximately 3,700 to 4,600. We anticipate that we will continue to significantly expand our operations and headcount in the near term, and that our customer base will continue to expand. The growth and expansion of our business and our product and service offerings place a significant strain on our management, operations, sales and marketing, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our sales and marketing teams and our ability to manage headcount, capital, and business processes in an efficient manner.

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

Many of our competitors, particularly our enterprise resource planning competitors, have longer operating histories with significantly greater financial, technical, marketing, service and other resources. Many also have a larger installed base of users, larger marketing budgets and broader relationships, established distribution agreements, and greater name recognition. Some of our competitors' products may also be more effective at performing particular sales effectiveness or incentive compensation management system functions or may be more customized for particular customer needs in any given market. Even if our competitors provide products with less sales performance management or incentive compensation management system functionality than our solutions, their products may incorporate other capabilities, such as recording and accounting for transactions, customer orders or inventory management. A product that performs these functions, along with functions of our solutions, may appeal to some customers by reducing the number of software applications they use in their business. Our competitors, especially larger competitors, may also bundle incentive compensation management or other functionalities with their other offerings, rendering our software less competitive from a pricing perspective.

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

Legal and regulatory changes related to data protection and privacy could create unexpected costs, require changes to our business, impact the use and adoption of our solutions or require us to agree to onerous terms and conditions, which could have an adverse effect on our future revenue, operating results or customer retention.

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

As part of our business strategy, we evaluate opportunities to expand and enhance our product and service offerings to meet customer needs, increase our market opportunities and grow revenue through internal development efforts and external acquisitions and partnerships. We have completed a number of acquisitions in recent years, including BridgeFront LLC in 2015 and LeadRocket, Inc. and Clicktools Ltd. in 2014. We may continue to acquire or make investments in other companies, products, services and technologies in the future. Acquisitions and investments may cause disruptions in or add complexity to our operations and involve a number of risks, including the following:

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

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, achieve market acceptance and effectively respond to competition, we must quickly identify emerging trends and requirements, accurately define and design enhancements and improvements for existing solutions, and introduce new solutions that satisfy our customers' changing demands. Accelerated introductions for new solutions require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new solutions we develop may not be introduced in a timely manner or be available in a distribution model favored by our target markets and, therefore, may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to quickly and successfully develop or acquire and distribute new products and services cost-effectively, or enhance existing solutions, or if we fail to position and price our solutions to meet market demand, our business and operating results will be adversely affected.

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

To scale our business successfully, increase productivity, maintain a high level of quality and meet customers' needs, we need to recruit, retain and motivate highly skilled employees and contractors in all areas of our business, including sales, professional services and engineering. In particular, if we are unable to hire or contract for and retain talented personnel with the skills, and in the locations, we require, we might need to redeploy existing personnel or increase our reliance on contractors. Furthermore, we have been, and intend to continue increasing our sales force and, if we are not successful in attracting and retaining qualified personnel, or if new sales personnel are unable to achieve desired productivity levels within a reasonable time period, we may not be able to increase our revenue and realize the anticipated benefits of these investments.

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

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Effective planning and management processes are necessary to meet these requirements. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. We are also required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the trading price of our common stock could be negatively affected, and we could become subject to investigations by The Nasdaq Stock Market LLC, the Securities and Exchange Commission or other regulatory authorities, which could require additional financial and management resources.

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

We are potentially exposed to adverse movements in currency exchange rates. Although most of our revenue and expenses occur in U.S. Dollars, some occur in local currencies and the amounts in local currencies may increase as we expand our international operations. An increase in the value of the U.S. Dollar could increase the real cost to our customers of our products in those markets outside the U.S., and a weakened U.S. Dollar could increase the cost of our expenses, as well as overseas capital expenditures. Therefore, fluctuations in the translation of foreign currencies may have a negative impact on our revenue and operating activities.

Our services revenue produces substantially lower gross margins than our recurring revenue, and periodic variations in the proportional relationship between services revenue and higher margin recurring revenue may harm our overall gross margins.

Our services revenue, which includes fees for consulting, implementation and training, represented 24% of our revenue in both 2015 and 2014. Our services revenue has a substantially lower gross margin than our recurring revenue.

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

In addition, if we fail to comply with the covenants or payment obligations specified in the Revolver, we may trigger an event of default and Wells Fargo would have the right to: (i) terminate its commitment to provide additional loans under the Revolver, and (ii) declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, Wells Fargo would have the right to proceed against the Revolver collateral, which consists of substantially all of our assets. If the debt under the Revolver were to be accelerated we may not have sufficient cash or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition.

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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We lease our headquarters in Dublin, California which consists of approximately 75,000 square feet of office space. We also lease facilities in Alabama, Arizona, Georgia, Illinois, New York, Wisconsin, Washington, Australia, Hong Kong, India, Malaysia, Mexico, Serbia, Singapore, Japan and United Kingdom. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. Refer to Note 8 to our consolidated financial statements for information regarding our lease obligations.
In 2016 we intend to expand our office space in Hyderabad, India and in Belgrade, Serbia to support our growth and enhance the work environment for our employees in those areas.
Item 3.    Legal Proceedings
We are from time to time, a party to various litigation and customer disputes incidental to the conduct of our business. At the present time, we believe that none of these matters are material.

Item 4.    Mine Safety Disclosures

None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock trades on the NASDAQ Global Market ("NASDAQ") under the symbol "CALD". The following table sets forth, for the periods indicated, the high and low intra-day sales prices reported on NASDAQ.

	Fiscal Year Ended December 31, 2015				Fiscal Year Ended December 31, 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$21.64	$18.91	$16.43	$16.95	$17.31	$12.61	$12.84	$15.50
Low	$16.10	$14.25	$12.26	$12.46	$11.28	$10.41	$9.15	$10.99
Stockholders
As of February 1, 2016, there were 56,273,733 shares of our common stock outstanding held by 21 stockholders of record including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.
Dividends
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

The graph compares the cumulative total return of our common stock from December 31, 2010 through December 31, 2015 with the performance of the NASDAQ Composite Index and the NASDAQ Computer Index over those periods.

The graph assumes that (i) $100 was invested in our common stock at the closing price of our common stock on December 31, 2010, (ii) $100 was invested in each of the NASDAQ Composite Index and the NASDAQ Computer Index at the closing price of the respective indices on that date and (iii) all dividends received were reinvested. To date, no cash dividends have been declared or paid on our common stock.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Callidus Software Inc.	$100	$127	$90	$272	$323	$368
NASDAQ Composite	$100	$99	$116	$163	$187	$200
NASDAQ Computer	$100	$101	$116	$155	$188	$203
*We have not changed indices since 2010.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2015.
Item 6.    Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section and our consolidated financial statements and notes thereto included elsewhere in this annual report. The selected consolidated statements of operations data for each of the years in the three-year period ended December 31, 2015, and the consolidated balance sheet data as of December 31, 2015 and 2014, are derived from our audited consolidated financial statements that have been included in this annual report. The selected consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements that have not been included in this Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Recurring	$129,911	$99,807	$81,734	$70,919	$63,002
Services and license	43,176	36,811	30,603	24,033	20,769
Total revenue	173,087	136,618	112,337	94,952	83,771
Cost of revenue:
Recurring	34,306	31,282	28,741	30,039	32,820
Services and license	32,145	24,756	19,048	20,301	16,487
Patent settlement	—	—	—	—	701
Total cost of revenue	66,451	56,038	47,789	50,340	50,008
Gross profit	106,636	80,580	64,548	44,612	33,763
Operating expenses:
Sales and marketing	58,785	47,040	34,916	32,442	20,203
Research and development	26,088	20,307	17,143	16,643	12,025
General and administrative	33,290	26,255	22,951	19,953	17,726
Income from settlement and patent licensing	(500)	(500)	(500)	—	—
Acquisition-related contingent consideration	—	—	—	(1,612)	—
Restructuring	628	1,025	1,699	1,115	649
Total operating expenses	118,291	94,127	76,209	68,541	50,603
Loss from operations	(11,655)	(13,547)	(11,661)	(23,929)	(16,840)
Interest income and other income (expense), net	(522)	3,504	264	70	(333)
Interest expense	(180)	(506)	(3,183)	(3,451)	(2,495)
Debt conversion expense	—	—	(4,776)	—	—
Gain on extinguishment of convertible notes	—	—	—	—	915
Loss before provision for income taxes	(12,357)	(10,549)	(19,356)	(27,310)	(18,753)
Provision for (benefit from) income taxes	791	1,012	2,055	388	(2,919)
Net loss	$(13,148)	$(11,561)	$(21,411)	$(27,698)	$(15,834)
Net loss per share:
Basic and diluted	$(0.24)	$(0.24)	$(0.55)	$(0.78)	$(0.48)
Weighted average shares:
Basic and diluted	54,719	47,547	38,858	35,393	32,809

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$97,209	$36,966	$36,161	$29,171	$52,789
Total assets	241,642	176,298	134,193	124,743	133,607
Working capital	50,248	(2,905)	7,161	2,425	28,440
Total liabilities	112,841	117,824	92,140	121,315	119,065
Total stockholders' equity	128,801	58,474	42,053	3,428	14,542

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
CallidusCloud® is a global leader in cloud-based sales, marketing, learning and customer experience solutions. CallidusCloud enables its customers to accelerate their Lead to Money process with a suite of solutions that, among other things, identify leads, implement territory and quota plans, enable sales forces, automate bid configuration pricing and quoting, manage contracts, streamline sales compensation and capture customer feedback for competitive advantage. Approximately 4,600 organizations, across a broad set of industries, rely on CallidusCloud to optimize the Lead to Money process and close more deals, faster.
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
Revenue Increase and Customer Expansion
During 2015, we added approximately 900 net new customers; as of December 31, 2015 we had approximately 4,600 customers. Our SaaS Annual Contract Value (“ACV”) increase in 2015 and 2014 was 42% and 35% respectively. ACV represents, primarily, the aggregate value of the first 12 months of the contracted SaaS subscription. Our customer retention rate for our SaaS enterprise customers remained at 91% in 2015. We believe our high retention rates indicate the quality of our solutions and we strive to maintain these retention rates in a competitive environment.
In 2015, total revenue was $173.1 million, an increase of $36.5 million, or 26.7%, from 2014. Total recurring revenue, which includes SaaS revenue and maintenance revenue, increased by $30.1 million in 2015, primarily as a result of higher SaaS revenue. SaaS revenue continued to drive the increase in both recurring revenue and total revenue, reflecting market acceptance of our solutions and our continued marketing and sales efforts. SaaS revenue increased to $115.5 million in 2015, an increase of $31.8 million or 38.0% from 2014. Maintenance revenue declined to $14.4 million, a decrease of 11%, as a result of customers converting one or more of our products in our Lead to Money suite in the cloud. In 2015, recurring revenue accounted for 75% of our total revenue, and we expect that percentage will increase going forward. SaaS revenue contributed to an increase in recurring revenue gross margins to 74% in 2015 from 69% in 2014 and also contributed to an increase in overall gross margins to 62% in 2015 from 59% in 2014. Revenue related to Overages (customers using our products in excess of contracted usage) was not material during 2015 and 2014.
Acquisitions
On July 22, 2015 we acquired BridgeFront LLC ("BridgeFront"), a leading provider of cloud-based education content for the healthcare sector, most notably in the compliance and revenue cycle domains. The purchase price consideration was approximately $5.0 million plus potential earn-out payments. Please refer to Note 2, Acquisitions, of the notes to our consolidated financial statements for further details regarding the acquisition, which did not have a material impact on our financial position or results of operations.
BridgeFront financial results from July 22, 2015 to December 31, 2015 were included in our operating results.
On September 16, 2014, we acquired Clicktools Ltd. ("Clicktools"), a provider of premium cloud-based survey products and services for businesses. The purchase consideration was $16.4 million, which included $14.8 million paid in cash and an indemnity holdback of $1.6 million that was paid upon the one-year anniversary of the closing.
Clicktools financial results from September 16, 2014 to December 31, 2014 were included in our operating results.
On February 4, 2014, we acquired all of the common stock of LeadRocket, Inc. (“LeadRocket”), a provider of marketing automation and demand generation solutions that enable both marketing and sales users to identify and connect with leads efficiently. We acquired LeadRocket to strengthen our social engagement and digital marketing platform. The purchase consideration was $3.0 million, which included $2.5 million paid in cash and $0.5 million as indemnity holdback, of which $0.3 million was paid upon the one-year closing anniversary.

LeadRocket financial results for the period from February 4, 2014 to December 31, 2014 were included in our operating results.
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
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment, contingent consideration and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from actual results. For a more detailed discussion of these accounting policies and our use of estimates, refer to Note 1 to our consolidated financial statements included in this report.
Revenue Recognition
We derive our revenues from two sources: (i) recurring revenues and (ii) services and other revenue. Recurring revenue is comprised of SaaS revenue, maintenance revenue and term-based licenses. Services and other revenue primarily consist of training, integration, and configuration services.
We commence revenue recognition when all of the following conditions are met:
•there is persuasive evidence of an arrangement;
•the service has been or is being provided to the customer;
•the collection of the fees is reasonably assured; and
•the amount of fees to be paid by the customer is fixed or determinable.

We generally use a signed contract, order form, or a purchase order as evidence of an arrangement for a customer.
We provide multiple services to our customers. Determining whether delivery has occurred requires judgment based on the service that is being provided to the customer and method of delivery of that service.
We use judgment to assess collectability based on multiple factors such as past collection history and creditworthiness of the customer.
We assess whether a fee is fixed or determinable based on several factors, such as the payment terms associated with the transaction and whether the sales price is subject to refund or adjustments. Our arrangements do not include general rights of return.
Recurring Revenue. SaaS revenue consists of subscription fees from customers accessing our cloud-based service offerings. Maintenance revenue consists of fees from customers who are receiving support for on-premise licenses. We recognize both SaaS and maintenance revenue beginning on the date the services are first made available to the customer and continuing through the end of the contractual service term. The Company also recognizes SaaS and maintenance revenue associated with customers using its products in excess of contracted usage ("Overages"). Overages are primarily attributed to SaaS products and such Overages are recorded in SaaS revenue in the period incurred. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.
Services and Other Revenue. Generally, the Company's professional services arrangements are on a time and materials basis. Time and material services are recognized as revenue as the services are rendered based on inputs to the project, such as billable hours incurred. For fixed fee professional service arrangements, the Company recognizes revenue under the proportional performance method of accounting and estimates the proportional performance on a monthly basis, utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. Service and other revenue also includes license revenue from perpetual licenses which are recognized upon delivery of the product, using the residual method (refer to Multiple-deliverable arrangements with on-premise license section below), assuming all the other conditions for revenue recognition have been met.
Multiple-deliverable arrangements. We enter into arrangements that can include various combinations of on-demand or on-premise services, professional services, and maintenance. Where elements are delivered over different periods of time, and when allowed under U.S. GAAP, revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered.
Revenue recognition for multiple-deliverable arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements.
Multiple-deliverable arrangements with on-demand subscription. For on-demand subscription agreements with multiple-deliverables, we: (1) evaluate each element to determine whether it represents a separate unit of accounting; (2) determine the selling price of each deliverable in an arrangement based on a hierarchy of vendor-specific objective evidence (“VSOE”), third-party evidence (“TPE”) or best-estimated selling price (“BESP”), as applicable; and (3) allocate the total price among the various elements using the relative selling price method.
The Company uses judgment when determining BESP for offerings that are not typically sold on a stand-alone basis, or for new offerings. We determine BESP by considering multiple factors including, but not limited to, the weighted average actual sales prices of professional services sold on a standalone basis for on-demand services; average billing rate for fixed fee service agreements when sold with on-demand services, cost plus a reasonable mark-up and other factors such as gross margin objectives, pricing practices and growth strategy. The Company is currently using cost plus a reasonable mark-up to establish ESP for fixed fee service. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, our assumptions and judgments regarding these services could differ from actual events, thus materially impacting our financial position and results of operations.
Multiple-deliverable arrangements with on-premise license. For on-premise perpetual license agreements with multiple-deliverables, we: (1) determine whether and when each element is delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine the fair value of each undelivered element using VSOE; and (4) allocate the total price among the various elements. The Company recognizes license revenue using the residual method of accounting, and thus recognize revenue for delivered products meeting all revenue recognition criteria after allocating value based on VSOE to the undelivered elements have VSOE for fair value. Absent VSOE, revenue from delivered products is deferred until the earlier of the point at which VSOE of fair value exists for all undelivered elements or until all elements of the arrangement have been delivered.
Generally, VSOE is the price charged when the same element is sold separately for an element not yet being sold separately or the price established by management having the relevant authority; it must be probable that the price, once established will not change before introduction of the element into the marketplace. We determine VSOE for each element based on historical stand-alone sales to third parties or from the stated renewal rate for the elements contained in the initial arrangement. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.
Refer to Note 1 of the notes to our consolidated financial statements included in this report for further discussion on our revenue recognition policies.
Stock-based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation expense for restricted stock units is estimated based on the closing price of our common stock on the date of grant and the estimated forfeiture rate, which is based on historical forfeitures. We measure the value of stock options and employee stock purchase plan shares using the Black-Scholes-Merton option pricing model. The determination of the fair value of our stock awards on the date of grant using an option pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables. These variables include: the expected term of the options, taking into account projected exercises; our expected stock price volatility over the expected term of the awards; the risk-free interest rate; and expected dividends. We estimate forfeiture rate based on an analysis of actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience and other factors. Changes in these variables could affect stock-based compensation expense in the future.

We granted performance-based restricted stock units ("PSUs") to select executives and other key employees.  Vesting of our PSUs is based on achievement of specified company or other goals. In 2015, we granted PSUs with vesting contingent on our absolute SaaS revenue growth over the three-year period from July 1, 2015 to June 30, 2018. In 2014, we granted PSUs with vesting contingent on our absolute SaaS revenue growth over the three-year period from January 1, 2014 to December 31, 2016, and on our relative total shareholder return over the same three-year period compared to an index of 17 SaaS companies. These PSUs will, to the extent the performance criteria are achieved, vest on the third anniversary of the grant date. PSU awards based on total shareholder return is recognized as compensation costs over the requisite service period, if rendered, even if the market condition is never satisfied. In determining the fair value of PSUs based on total shareholder return we considered the achievement of the market condition in the estimated fair value.
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
The Company conducts a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit's carrying value, the Company will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, the Company will compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. The Company has one reporting unit and evaluates goodwill for impairment at the entity level. Based upon the results of the step one testing, the Company concluded that no impairment existed as December 31, 2015, and did not perform the second step of the goodwill impairment test.
Intangible assets with finite lives are amortized over their estimated useful lives. Refer to Note 4 to our consolidated financial statements included in this report for a detailed discussion on useful lives over which our intangible assets are amortized. Generally, amortization is based on the higher of a straight-line method or the pattern in which the economic benefits of the intangible asset will be consumed. In 2015, we recorded impairment expense related to intangible assets of $0.3 million and in 2014 and 2013 there was no impairment expense related to intangible assets.
The Company also evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no impairment charges recorded during 2015, 2014 and 2013.
Business Combinations
We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, assumed equity awards, as well as to in-process research and development based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, deferred revenue obligations and equity assumed.
Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	Future expected cash flows from software license sales, subscriptions, support agreements, consulting contracts and acquired developed technologies and patents;

•	Expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•
The acquired company's trade name and trademarks as well as assumptions about the period of time the acquired trade name and trademarks will continue to be used in the combined company's produce portfolio; and

•	discount rates.

In connection with the purchase price allocations for our acquisitions, we estimate the fair value of the deferred revenue obligations assumed. The estimated fair value of the support obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the obligations are based on the historical costs related to fulfilling the obligations.
In connection with the purchase price allocations for our acquisitions, we estimate the fair value of the equity awards assumed. The estimated fair value is determined utilizing a modified binomial option pricing model which assumes employees exercise their stock options when the share price exceeds the strike price by a certain dollar threshold. If the acquired company has significant historical data on their employee’s exercise behavior, then this threshold is determined based upon the acquired company’s history. Otherwise, our historical exercise experience is used to determine the exercise threshold. Zero coupon yields implied by U.S. Treasury issuances, implied volatility for our common stock and our historical forfeiture rate are other inputs to the binomial model.
Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
Contingent Consideration
We estimate the fair value of the contingent consideration issued in business combinations using a probability-based income approach. The fair value of our liability-classified contingent consideration is remeasured at each reporting period, with any changes in the fair value recorded as income or expense. Management makes assumptions, judgments and estimates to determine the inputs used in the valuation approach.
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
Recent Accounting Pronouncements
Refer to Note 1 of the notes to our consolidated financial statements included in this report for information regarding the effect of newly adopted accounting pronouncements on our financial statements.

Results of Operations
Comparison of the Years Ended December 31, 2015 and 2014
Revenue, Cost of Revenue and Gross Profit
The table below sets forth the changes in revenue, cost of revenue and gross profit in 2015 from 2014 (in thousands, except percentage data):

	Year Ended December 31, 2015	Percentage of Revenue	Year Ended December 31, 2014	Percentage of Revenue	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$129,911	75%	$99,807	73%	$30,104	30%
Services and license	43,176	25%	36,811	27%	6,365	17%
Total revenue	$173,087	100%	$136,618	100%	$36,469	27%
Cost of revenue:
Recurring	$34,306	26%	$31,282	31%	$3,024	10%
Services and license	32,145	74%	24,756	67%	7,389	30%
Total cost of revenue	$66,451	38%	$56,038	41%	$10,413	19%
Gross profit:
Recurring	$95,605	74%	$68,525	69%	$27,080	40%
Services and license	11,031	26%	12,055	33%	(1,024)	(8)%
Total gross profit	$106,636	62%	$80,580	59%	$26,056	32%
Revenue
Total Revenue. The increase in total revenue for 2015 compared to 2014 was primarily due to continued SaaS revenue growth from increased bookings and the associated professional services revenue, offset in part by a decline in maintenance and license revenue. Our broad Lead to Money suite of one or more of our products, increased adoption from our customer base, as well as acquisitions in 2014 and 2015 contributed to the growth in revenue.
Recurring Revenue. Recurring revenue consists of SaaS revenue and maintenance revenue. SaaS revenue increased to $115.5 million in 2015, representing an increase of $31.8 million or 38% from 2014. The increase was primarily due to increased bookings. We believe our investment in expanding the sales force in recent years has positively impacted our SaaS revenue growth. The increase in SaaS revenue was partially offset by the decrease in maintenance revenue to $14.4 million in 2015 from $16.1 million in 2014, as a result of customers converting from on-premise license arrangements to our Lead to Money suite in the cloud.
Services and License Revenue. Services and license revenue consists of integration and configuration services ("consulting services"), training and perpetual licenses. Services revenue increased by $9.1 million in 2015 from $32.4 million in 2014 due to SaaS growth. This increase was partially offset by a decrease of $2.7 million in license revenue in 2015 from $4.4 million in 2014 as a result of the broader adoption of cloud services in the market.
Cost of Revenue and Gross Profit
Cost of Recurring Revenue. The increase in cost of recurring revenue in 2015 was driven by a $2.9 million increase in personnel costs, an $0.8 million increase in depreciation, maintenance and equipment, and $0.2 million in travel and other expenses, partially offset by a reduction in royalty expense of $0.9 million royalty expense related to the litigation settlement with Versata in 2014. We will continue to invest in hosting facilities to support our revenue growth and expanded customer base.
Cost of Services and License Revenue. The increase in cost of services and license revenue in 2015 was primarily due to increased personnel costs of $4.8 million, professional services costs of $2.2 million, along with entertainment and travel-related expenses of $0.3 million as compared to 2014.
Recurring Revenue Gross Profit. The improvement in our recurring revenue gross profit in 2015 was primarily due to increased SaaS revenue and economies of scale in our on-demand infrastructure costs, partially offset by a $0.9 million royalty expense related to the litigation settlement with Versata in 2014.

Services and License Revenue Gross Profit. The decrease in our services and license gross profit in 2015 was primarily due to a decrease in gross profit contribution from license fees revenue as a result of lower license fee, partially offset by increase in consulting services revenue and improved utilization of consulting personnel.
Operating Expenses
The table below sets forth the changes in operating expenses in 2015 from 2014 (in thousands, except percentage data):

	Year Ended December 31, 2015	Percentage of Revenue	Year Ended December 31, 2014	Percentage of Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$58,785	34%	$47,040	34%	$11,745	25%
Research and development	26,088	15%	20,307	15%	5,781	28%
General and administrative	33,290	19%	26,255	19%	7,035	27%
Income from settlement and patent licensing	(500)	—%	(500)	—%	—	—%
Restructuring and other	628	—%	1,025	1%	(397)	(39)%
Total operating expenses	$118,291	68%	$94,127	69%	$24,164	26%
Sales and Marketing. The increase in sales and marketing expense in 2015 was primarily due to $9.4 million in personnel-related costs, which included an increase of $2.0 million in stock-based compensation expense and an increase of $2.2 million in commissions associated with increased bookings.  In addition, sales and marketing costs increased by $0.5 million due to more marketing events and programs, $0.5 million in implementation of software enhancements, and $0.9 million in entertainment and travel related expenses associated with increased sales personnel.
Research and Development. The increase in research and development expenses in 2015 was due to a $4.1 million increase in personnel-related costs, which included $1.0 million in stock-based compensation expense as we continue to invest in headcount to support product development, $0.7 million increase in consulting costs, $0.3 million increase in maintenance costs and $0.5 million increase in entertainment and travel-related expenses.
General and Administrative.   The increase in general and administrative expenses in 2015 was primarily due to a $5.9 million increase in personnel-related costs, which included $3.3 million in stock-based compensation expense, $2.8 million increase in costs related to business system enhancements to support the growth and scale of the Company, which includes our new corporate headquarters in Dublin, California. These increases were partially offset by a $1.9 million reduction related to the absence of litigation settlement amounts that occurred in 2014.
Income from Settlement and Patent Licensing. On November 25, 2013, we entered into a settlement agreement with Xactly Corporation and Xactly's President and Chief Executive Officer that, includes an agreement by Xactly to pay a $2.0 million license fee in four annual installments of $0.5 million that began in November 2013. In 2014 and 2015, we recorded $0.5 million of offset to legal fees under operating expenses regarding this settlement.
Restructuring and Other. Restructuring and other expenses decreased in 2015 compared to 2014, included the departure of our former general counsel and the realignment of our organization and our consolidation of our office locations. This decrease was partially offset by a $0.3 million increase in impairment of intangible assets and consolidation of our offices in India during 2015.

Stock-Based Compensation
The following table summarizes our stock-based compensation expenses in 2015 and 2014 (in thousands, except percentage data).

	Year Ended December 31,		Increase (Decrease)	Percentage Change
	2015	2014
Stock-based compensation:
Cost of recurring revenue	$1,237	$911	$326	36%
Cost of services revenue	1,149	1,026	123	12%
Sales and marketing	5,488	3,518	1,970	56%
Research and development	3,031	2,012	1,019	51%
General and administrative	7,687	4,346	3,341	77%
Total stock-based compensation	$18,592	$11,813	$6,779	57%
Total stock-based compensation expense increased in 2015 compared to 2014, primarily due to the timing of restricted stock unit grants, an increase in our stock price and an increase in employee stock purchase plan participation in 2015. We did not grant any stock options in 2015.
Other Items
The table below sets forth the changes in other items in 2015 and 2014 (in thousands, except percentage data):

	Year Ended December 31,		Increase (Decrease)	Percentage Change
	2015	2014
Other income (expense), net
Interest income and other income, net	$(522)	$3,504	$(4,026)	(115)%
Interest expense	(180)	(506)	326	(64)%
Other income (expense), net	$(702)	$2,998	$(3,700)	(123)%
Provision for income taxes	$791	$1,012	$(221)	(22)%
Interest Income and Other Income (Expense), net
The decrease in interest income and other income in 2015 was primarily due to a $3.9 million gain on the sale of select domain names and trademarks in 2014 with no comparable gain in 2015 and an increase in foreign currency loss of $0.2 million in 2015.
Interest Expense
Interest expense decreased in 2015 as compared to 2014 by $0.3 million. In 2014, interest expense included the early conversion of our remaining $14.2 million 4.75% Convertible Senior Notes ("Convertible Notes") in June 30, 2014 with no comparable cost in 2015.
Provision for Income Taxes
Provision for income tax decreased in 2015 as compared to 2014. The decrease was primarily due to a decrease in foreign withholding taxes, in part offset by increase in income taxes in foreign jurisdictions.

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
Revenue
Total Revenue. The increase in total revenue for 2014 compared to 2013 was due to higher volume of recurring revenue generated by our SaaS business driven by increased bookings, increased professional services revenue and acquisitions in 2014. This increase was partially offset by a decrease in license revenue.
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
Services and License Revenue. Services and license revenue consists of integration and configuration services ("consulting services"), training and perpetual licenses. Services revenue increased by $10.0 million or 45% due to increased consulting services resulting from higher SaaS bookings. This increase was partially offset by license revenue which decreased by $3.8 million or 47%, as we closed a smaller number of on-premise license contracts in 2014.
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
Recurring Revenue Gross Profit. The improvement in our recurring revenue gross profit in 2014, was primarily due to increased SaaS revenue and economies of scale in our on-demand infrastructure costs, offset by $1.0 million royalty expense related to a litigation settlement with Versata.
Services and License Revenue Gross Profit. The increase in our services and license gross profit in 2014 was primarily due to increased consulting services revenue and improved utilization of consulting personnel, partially offset by a decrease in gross profit contribution from license fees resulting from lower license fee revenue.

Operating Expenses
The table below sets forth the changes in operating expenses in 2014 from 2013 (in thousands, except percentage data):

	Year Ended December 31, 2014	Percentage of Revenue	Year Ended December 31, 2013	Percentage of Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$47,040	34%	$34,916	31%	$12,124	35%
Research and development	20,307	15%	17,143	15%	$3,164	18%
General and administrative	26,255	19%	22,951	20%	$3,304	14%
Income from settlement and patent licensing	(500)	—%	(500)	—%	$—	—%
Restructuring and other	1,025	1%	1,699	2%	$(674)	(40)%
Total operating expenses	$94,127	69%	$76,209	68%	$17,918	24%
Sales and Marketing. Higher sales and marketing expense in 2014 was primarily due to additional costs of $7.5 million associated with personnel costs related to sales and marketing, increased marketing events of $2.6 million such as our C3 conferences in Las Vegas, Japan and EMEA, and increased stock-based compensation expense of $1.1 million.
Research and Development. The increase in research and development expenses in 2014, was driven primarily by a $2.8 million increase in personnel related costs as we continue to invest in headcount to support product development.
General and Administrative.   The increase in general and administrative expenses in 2014 was primarily due to a $2.2 million litigation related Versata settlement and a $2.3 million increase to support our continued business growth, including an increase in personnel related costs as well as corporate insurance and maintenance expenses. This was in part offset by reduction in severance and recruiting fees of $1.2 million due to the departure and replacement of our chief financial officer in 2013.
Income from Settlement and Patent Licensing. On November 25, 2013, we entered into a settlement agreement with Xactly Corporation and Xactly's President and Chief Executive Officer that, among other things, includes an agreement by Xactly to pay us $2.0 million in license fee, which will be paid in four annual installments of $0.5 million that began in November 2013. Upon receipt of installment payments, we recorded the amount under operating expenses as an offset to legal fees. In each of 2013 and 2014, we recorded $0.5 million of offset to legal fees under operating expenses regarding this settlement.
Restructuring and Other. The decrease in restructuring and other expenses in 2014 was due to a larger scale of restructuring activities in 2013, which included the departure of our former general counsel and the realignment of our organization, including consolidation of our office locations. This decrease was partially offset by an increase in 2014 depreciation expense as a result of the change in estimated useful life of assets at our then-current headquarters in Pleasanton, California.
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
Other Items
The table below sets forth the changes in other items in 2014 and 2013 (in thousands, except percentage data):

	Year Ended December 31,		Increase (Decrease)	Percentage Change
	2014	2013
Other income (expense), net
Interest income and other income, net	$3,504	$264	$3,240	1,227%
Interest expense	(506)	(3,183)	2,677	(84)%
Debt conversion expense	—	(4,776)	4,776	(100)%
Other income (expense), net	$2,998	$(7,695)	$10,693	(139)%
Provision for income taxes	$1,012	$2,055	$(1,043)	(51)%
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
Provision for Income Taxes
Provision for income tax decreased in 2014 as compared to 2013. The decrease was primarily due to a decrease in foreign withholding taxes, and income taxes in foreign jurisdictions.
Liquidity and Capital Resources
As of December 31, 2015, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $97.2 million, and accounts receivable of $43.5 million.
In March 2015, we completed a public offering of approximately 5.3 million newly-issued shares of our common stock at a public offering price of $13.00 per share. We received net proceeds of $64.4 million from this offering, after deducting underwriting discounts and commissions of $4.1 million and other offering expenses of $0.3 million.
In May 2014, we entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan ("Revolver") to us in an amount not to exceed $10.0 million, with an accordion feature that allows us to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million. The Revolver matures in May 2019. Outstanding borrowings under the Revolver bear interest, at our option, at a base rate plus an applicable margin. The applicable margin ranges between 0.75% and 2.25% depending on our leverage ratio. Interest is payable every three months. In September 2014, we exercised the accordion feature and increased the maximum borrowing amount to $15.0 million. As of December 31, 2015 we have no outstanding borrowings under the Revolver.
During 2015, accounts receivable and deferred revenue increased significantly due to growth in SaaS revenue. We expect these trends to continue into 2016 as we expect to continue to achieve positive operating cash flows during 2016.
We believe our existing cash, cash equivalents and short-term investments and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months.

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash (used in) provided by operating activities	$26,469	$9,151	$13,749
Net cash provided by (used in) investing activities	(35,680)	(14,004)	2,474
Net cash (used in) provided by financing activities	52,593	11,041	(4,264)
In 2015, cash and cash equivalents increased by approximately $43.0 million primarily due to $26.5 million of cash provided by our operating activities and $52.6 million of cash provided by our financing activities, partially offset by $35.7 million of cash used by our investing activities.
Fiscal 2015
Net cash provided by operating activities was $26.5 million in 2015, which was $17.3 million higher compared to $9.2 million in 2014. In 2015, the net loss of $13.1 million included $11.7 million of depreciation and amortization expense, $18.6 million of stock-based compensation expense and $1.9 million in bad debt expense. Changes in working capital provided cash of $7.4 million, which included $7.0 million increase in deferred revenue, $1.5 million increase in accounts payable and accrued expenses and $3.5 million in accrued payroll expense, partially offset by $2.9 million increase in accounts receivable, $1.0 million increase in prepaid expenses and $0.5 million increase in non-current other assets.
Net cash used in investing activities was $35.7 million in 2015, which was $21.7 million higher compared to $14.0 million in 2014. Net cash used in investing activities in 2015 included net purchases of investments of $17.4 million, purchases of property and equipment of $13.1 million for our data center improvements and new facilities, $0.8 million for purchases of intangibles and $4.4 million for the acquisition of BridgeFront.
Net cash provided by financing activities was $52.6 million in 2015, which was $41.6 million higher compared to $11.0 million in 2014. Net cash provided by financing activities in 2015 was due to $64.4 million in proceeds from the public offering of our common stock, $4.5 million of proceeds net of purchases from the issuance of common stock pursuant to exercise and release of stock awards, partially offset by the $10.5 million repayment of our Revolver, $3.1 million restricted stock units acquired to settle employee withholding tax liability, $1.8 million payment of consideration related to acquisitions, and $1.0 million in payment of principal under capital leases.
Fiscal 2014
Net cash provided by operating activities was $9.2 million in 2014, which was $4.6 million lower compared to $13.8 million in 2013. In 2014, the net loss of $11.6 million included a gain on sale of intangible assets of $3.9 million, offset by adjustments to net loss of $19.1 million, primarily driven by $10.5 million of depreciation and amortization expense, and $11.8 million of stock-based compensation expense. Changes in working capital provided cash of $1.7 million, which includes $11.4 million increase in deferred revenue, $6.7 million increase in accrued expenses and $1.1 million in accrued payroll expense, partially offset by $11.7 million increase in accounts receivable, $3.8 million increase in prepaid expenses, $1.1 million increase in non-current other assets, $0.8 million decrease in accounts payable and $0.2 million decrease in accrued restructuring and other expenses.
Net cash used in investing activities was $14.0 million in 2014, which was $16.5 million lower compared to $2.5 million in 2013. The decrease in net cash used in investing activities was primarily due acquisitions of $15.5 million for LeadRocket, Inc. and Clicktools Ltd. and purchases of property and equipment of $7.1 million for our data center improvements and new facilities, partially offset by the net proceeds from maturities and sale of investments of $5.1 million and proceeds from sale of our domain name from LeadRocket, included in intangible assets, for $4.7 million.
Net cash provided by financing activities was $11.0 million in 2014, which was $15.3 million higher compared to $4.3 million in 2013. The increase in net cash provided by financing activities was primarily due to $10.5 million proceeds from our Revolver and $3.1 million of proceeds net of purchases from the issuance of common stock pursuant to exercise and release of stock awards, partially offset by the $0.6 million payment on debt conversion, $0.6 million in payment of consideration related to acquisitions, and $1.3 million in payment of principal under capital leases.

Contractual Obligations and Commitments
We have the following contractual cash obligations at December 31, 2015. Contractual cash obligations that are cancellable upon notice and without significant penalties are not included in the table.

	Payments due by Year (in thousands)
Contractual Obligations	2016	2017	2018	2019	2020	2021 and beyond	Total
Settlement agreement (1)
Principal payment	$1,968	$466	$—	$—	$—	$—	$2,434
Interest payments	34	34	—	—	—	—	68
Operating lease commitments (2)	3,187	2,861	2,846	2,725	2,796	4,989	19,404
Unconditional purchase commitments (3)	1,224	800	—	—	—	—	2,024
_______________________________________________________________________________

(1)	In November 2014, we entered into a settlement agreement with Versata and agreed to make payments of $0.5 million starting on January 31, 2015 and every three months thereafter until January 2017.

(2)
We have facilities under several non-cancellable operating lease agreements that expire at various dates through 2018. Our rent expense for the years ended December 31, 2015, 2014 and 2013 was $3.0 million, $2.1 million and $1.9 million, respectively.

(3) Unconditional purchase commitments includes the contingency and earnout payment to Bridgefront of $0.6 million in 2016 and $0.5 million in 2017. In addition, the unconditional purchase commitments include amounts payable to certain vendors.

The Company obtained a $1.1 million letter of credit in October 2014 for its leased space in Dublin, California. The letter of credit will expire on October 1, 2016. There is no balance outstanding under this line of credit.
Included in non-current deposits and other assets in the consolidated balance sheets at December 31, 2015 and 2014 is restricted cash and rental deposits totaling $0.3 million and $0.2 million, related to security deposits on leased facilities and a customer letter of credit, respectively. The restricted cash represents investments in certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities.
As of December 31, 2015, the liability for uncertain tax positions was $3.4 million including interest. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
In May 2014, we entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan ("Revolver") to us in an amount not to exceed $10.0 million, with an accordion feature that allows us to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million. The Revolver matures in May 2019. Outstanding borrowings under the Revolver bear interest, at our option, at a base rate plus an applicable margin. The applicable margin ranges between 0.75% and 2.25% depending on our leverage ratio. Interest is payable every three months. In September 2014, we exercised the accordion feature and increased the maximum borrowing amount to $15.0 million. As of December 31, 2015 we have no outstanding borrowings under the Revolver.
In October 2014, we entered into a sublease agreement ("Sublease") with Oracle America, Inc. (“Sublandlord”) for office space located at 4140 Dublin Boulevard, Dublin, California 94568 ("Subleased Premises"). The term of the Sublease commenced in February 2015, when the Sublandlord delivered possession of the Subleased Premises to us and expires on May 15, 2022. Base rent will be abated from the commencement of the Sublease until November 30, 2015. Thereafter, monthly base rent was $149,928 for 2015 and increase annually as set forth in the Sublease, up to $184,411 in 2022. The total cash obligation for base rent over the term of the Sublease is approximately $15.1 million, without rent abatement, and is included in the operating lease commitment in the table above. In addition to base rent, we will be required to pay our pro rata share of building operating costs including utilities, insurance, repair and personnel costs, along with real estate taxes in excess of the amounts for certain base years.

Off-Balance Sheet Arrangements
With the exception of items discussed under "Contractual Obligations and Commitments" above we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources that are material to investors.
Related Party Transactions
For information regarding related party transactions, refer to Note 15 to our consolidated financial statements.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Market Risk. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates, as well as fluctuations in interest rates and foreign exchange rates.
Our primary investment objectives are to preserve capital and maintain liquidity. We do not hold or issue financial instruments for trading purposes, and we invest in only investment grade securities. We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our investment portfolios, which is approved by our Board of Directors. The guidelines establish, among others, credit quality standards, maturity constraints and limits on exposure to: i) any one security issue or issuer and ii) instrument type.
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
Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At December 31, 2015, the average maturity of our investments was approximately three months, and all investment securities had remaining maturities of less than 24 months. The following table presents certain information about our financial instruments at December 31, 2015 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
	1 Year or Less	More Than 1 Year	Total Principal Amount	Total Fair Value
Available-for-sale securities	$15,151	$4,859	$20,010	$19,977
Weighted average interest rate	0.54%	0.82%
Foreign Currency Exchange Risk. A portion of our business originates outside the U.S. and subjects the Company to fluctuations in the USD value of revenues, expenses, and cash flows as a result of changes in foreign exchange rates. For 2015 and 2014, approximately 23% and 20%, respectively, of our total revenue was generated outside the United States. At December 31, 2015 and 2014, approximately 15% and 13%, respectively, of our total accounts receivable was denominated in foreign currency. In addition, the Company maintains foreign subsidiaries which have the local currency as their functional currency and therefore the Company is subject to translation risk. While our exposure to foreign currency risk is concentrated primarily in British pound sterling and in Euro, our overall foreign exchange exposure has been minimal to date. For the years ended December 31, 2015 and 2014, we recognized losses on foreign exchange transactions of $0.6 million and $0.4 million, respectively. We expect to continue to transact a majority of our business in U.S. Dollars.

Item 8.    Financial Statements and Supplementary Data

CALLIDUS SOFTWARE INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Callidus Software, Inc.:
We have audited the accompanying consolidated balance sheets of Callidus Software, Inc. (the Company) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callidus Software, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Callidus Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on Internal Control - Integrated Framework (2013) issued by COSO.
/s/ KPMG LLP
Santa Clara, California
February 25, 2016

CALLIDUS SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31,
	2015		2014
ASSETS
Current assets:
Cash and cash equivalents	$77,232		$34,200
Short-term investments	19,977		2,766
Accounts receivable, net of allowances of $1,310 and $1,063 at December 31, 2015 and 2014, respectively	43,461		41,623
Prepaid and other current assets	11,385		10,384
Total current assets	152,055		88,973
Property and equipment, net	20,540		18,755
Goodwill	50,146		46,970
Intangible assets, net	14,885		17,757
Deposits and other assets	4,016		3,843
Total assets	$241,642		$176,298
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,636		$2,056
Accrued payroll and related expenses	12,510		9,051
Accrued expenses	11,017		18,343
Deferred revenue	74,644		61,427
Capital lease obligations	—		1,001
Total current liabilities	101,807		91,878
Deferred revenue, noncurrent	5,186		10,195
Deferred income taxes, noncurrent	1,477		561
Other liabilities	4,371		4,709
Revolving line of credit	—		10,481
Total liabilities	112,841		117,824
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 58,612 and 51,285 shares issued and 56,273 and 48,946 shares outstanding at December 31, 2015 and 2014, respectively	56		49
Additional paid-in capital	428,776		344,312
Treasury stock; 2,339 shares at December 31, 2015 and 2014	(14,430)		(14,430)
Accumulated other comprehensive loss	(1,735)		(739)
Accumulated deficit	(283,866)		(270,718)
Total stockholders' equity	128,801		58,474
Total liabilities and stockholders' equity	$241,642		$176,298
The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Recurring	$129,911	$99,807	$81,734
Services and license	43,176	36,811	30,603
Total revenue	173,087	136,618	112,337
Cost of revenue:
Recurring	34,306	31,282	28,741
Services and license	32,145	24,756	19,048
Total cost of revenue	66,451	56,038	47,789
Gross profit	106,636	80,580	64,548
Operating expenses:
Sales and marketing	58,785	47,040	34,916
Research and development	26,088	20,307	17,143
General and administrative	33,290	26,255	22,951
Income from settlement and patent licensing	(500)	(500)	(500)
Restructuring and other	628	1,025	1,699
Total operating expenses	118,291	94,127	76,209
Operating loss	(11,655)	(13,547)	(11,661)
Interest income and other income (expense), net	(522)	3,504	264
Interest expense	(180)	(506)	(3,183)
Debt conversion expense	—	—	(4,776)
Loss before provision for income taxes	(12,357)	(10,549)	(19,356)
Provision for income taxes	791	1,012	2,055
Net loss	$(13,148)	$(11,561)	$(21,411)
Net loss per share—basic and diluted
Net loss per share	$(0.24)	$(0.24)	$(0.55)
Shares used in basic and diluted per share computation	54,719	47,547	38,858
Comprehensive loss
Net Loss	$(13,148)	$(11,561)	$(21,411)
Unrealized losses on available-for-sale securities	(15)	(7)	(11)
Foreign currency translation adjustments	(981)	(897)	(63)
Comprehensive loss	$(14,144)	$(12,465)	$(21,485)
The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock			Treasury Stock		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital				Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2012	38,538	$34	$255,331	2,339	$(14,430)	$239	$(237,746)	$3,428
Exercise of stock options under stock incentive plans	1,429	1	5,054	—	—	—	—	5,055
Issuance of common stock under stock purchase plans	435	1	1,573	—	—	—	—	1,574
Restricted stock units acquired to settle employee withholding liability	1,544	3	(1,300)	—	—	—	—	(1,297)
Stock-based compensation	—	—	10,395	—	—	—	—	10,395
Conversion of debt to equity	5,871	6	44,377	—	—	—	—	44,383
Unrealized gain on investments	—	—	—	—	—	(11)	—	(11)
Cumulative translation adjustment	—	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	—	(21,411)	(21,411)
Balance as of December 31, 2013	47,817	$45	$315,430	2,339	$(14,430)	$165	$(259,157)	$42,053
Exercise of stock options under stock incentive plans	701	1	2,869	—	—	—	—	2,870
Issuance of common stock under stock purchase plans	319	—	1,983	—	—	—	—	1,983
Restricted stock units acquired to settle employee withholding liability	607	1	(1,723)	—	—	—	—	(1,722)
Stock-based compensation	—	—	11,813	—	—	—	—	11,813
Conversion of debt to equity	1,841	2	13,940	—	—	—	—	13,942
Unrealized loss on investments	—	—	—	—	—	(7)	—	(7)
Cumulative translation adjustment	—	—	—	—	—	(897)	—	(897)
Net loss	—	—	—	—	—	—	(11,561)	(11,561)
Balance as of December 31, 2014	51,285	$49	$344,312	2,339	$(14,430)	$(739)	$(270,718)	$58,474
Exercise of stock options under stock incentive plans	442	1	2,045	—	—	—	—	2,046
Issuance of common stock under stock purchase plans	256	—	2,439	—	—	—	—	2,439
Restricted stock units acquired to settle employee withholding liability	1,339	1	(3,070)	—	—	—	—	(3,069)
Stock-based compensation	—	—	18,592	—	—	—	—	18,592
Issuance of stock for follow-on offering, net of issuance costs	5,290	5	64,367	—	—	—	—	64,372
Excess tax benefit	—	—	91	—	—	—	—	91
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Cumulative translation adjustment	—	—	—	—	—	(981)	—	(981)
Net loss	—	—	—	—	—	—	(13,148)	(13,148)
Balances as of December 31, 2015	58,612	$56	$428,776	2,339	$(14,430)	$(1,735)	$(283,866)	$128,801
The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(13,148)	$(11,561)	$(21,411)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	6,011	5,503	4,458
Amortization of intangible assets	5,687	4,971	4,825
Provision for doubtful accounts	1,897	852	999
Stock-based compensation	18,592	11,813	10,395
Deferred income taxes	26	(86)	237
Release of valuation allowance	—	(265)	—
Excess tax benefits from stock-based compensation	(91)	—	—
Loss on disposal of property and equipment	10	43	3
Amortization of convertible notes issuance cost	—	58	485
Gain on sale of intangible assets	—	(3,862)	—
Net amortization on investments	133	27	79
Debt conversion expense	—	—	4,776
Changes in operating assets and liabilities:
Accounts receivable	(2,944)	(11,746)	(7,648)
Prepaid and other current assets	(972)	(3,749)	486
Other noncurrent assets	(549)	(1,088)	(1,276)
Accounts payable	1,413	(794)	(1,702)
Accrued expenses and other liabilities	67	6,696	106
Accrued payroll and related expenses	3,459	1,149	1,971
Accrued restructuring and other expenses	(131)	(181)	(503)
Deferred revenue	7,009	11,371	17,469
Net cash provided by operating activities	26,469	9,151	13,749
Cash flows from investing activities:
Purchases of investments	(24,479)	(2,784)	(7,434)
Proceeds from maturities and sale of investments	7,119	7,850	12,250
Purchases of property and equipment	(13,128)	(7,121)	(1,704)
Proceeds from sale of intangible assets, net of expenses	—	4,651	—
Purchases of intangible assets	(827)	(1,112)	(638)
Acquisitions, net of cash acquired	(4,365)	(15,488)	—
Net cash provided by (used in) investing activities	(35,680)	(14,004)	2,474
Cash flows from financing activities:
Proceed from follow-on offering, net of issuance costs	64,372	—	—
Proceeds from issuance of common stock	4,484	4,852	6,629
Restricted stock units acquired to settle employee withholding liability	(3,070)	(1,723)	(1,297)
Excess tax benefits from stock-based compensation	91	—	—
Payment of consideration related to acquisitions	(1,802)	(630)	(2,903)
Payment on debt conversion	—	(645)	(4,374)
Proceeds from Revolver line of credit	(10,481)	10,481	—
Payment of principal under capital leases	(1,001)	(1,294)	(2,319)
Net cash provided by (used in) financing activities	52,593	11,041	(4,264)
Effect of exchange rates on cash and cash equivalents	(350)	(283)	(64)
Net increase in cash and cash equivalents	43,032	5,905	11,895
Cash and cash equivalents at beginning of period	34,200	28,295	16,400
Cash and cash equivalents at end of period	$77,232	$34,200	$28,295
Supplemental disclosures of cash flow information:
Cash paid for interest on convertible debt	$—	$277	$2,604
Cash paid for interest on capital leases	$18	$59	$100
Cash paid for interest on line of credit	$104	$—	$—
Cash paid for income taxes	$542	$182	$162
Noncash investing and financing activities:
Conversion of convertible debt to equity	$—	$14,197	$45,018
Reclassification of unamortized debt issuance cost to additional paid-in capital as a result of debt conversion	$—	$253	$1,037
Common stock issued as a premium of debt conversion	$—	$—	$402
Fixed assets acquired under capital lease	$—	$—	$3,851
Purchases of property and equipment through accounts payable and other accrued liabilities	$5,314	$5,829	$157
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
Principles of Consolidation
The consolidated financial statements include the accounts of Callidus Software, Inc. and its wholly-owned subsidiaries (collectively, the Company), which include wholly-owned subsidiaries in Australia, Canada, Germany, Hong Kong, India, Malaysia, Mexico, Netherlands, New Zealand, Serbia, Singapore, Japan and the United Kingdom. All intercompany transactions and balances have been eliminated in the consolidation.
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
Foreign Currency Translation
The Company transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Accordingly, the foreign currencies are translated into U.S. Dollars using exchange rates in effect at period end for assets and liabilities and average rates during each reporting period for the results of operations. Adjustments resulting from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in interest and other income (expense), net in the accompanying consolidated statements of comprehensive loss.
Cash and Cash Equivalents and Investments
The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of December 31, 2015 and 2014 consisted of money market funds. The Company determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2015 and 2014, all investment securities were designated as "available-for-sale". The Company considers available-for-sale securities that have an original maturity date longer than three months to be short-term investments, including those investments that have a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. These securities are carried at estimated fair value based on quoted market prices or other readily available market information, with the unrealized gains and losses included in other comprehensive income (loss). Recognized gains and losses are included in the consolidated statement of comprehensive loss. When the Company has determined that an other-than-temporary decline in fair value has occurred, the amount of the decline is recognized in earnings. Gains and losses are determined using the specific identification method.

Fair Value of Financial Instruments and Concentrations of Credit Risk
The fair value of certain of the Company's financial instruments that are not measured at fair value, including accounts receivable and accounts payable, approximates the carrying amount due to their short maturity. See Note 5, Fair Value Measurements, for discussion regarding the valuation of the Company's investments. Financial instruments that potentially subject us to concentrations of credit risk are cash equivalents, short-term investments and trade receivables. The Company mitigates concentration of risk by monitoring the risk profiles of all bank counterparties on at least a quarterly basis. Based on the on-going assessment of counterparty risk, the Company will adjust its exposure to various counterparties.
The Company's customer base consists of businesses throughout the Americas, Europe, Middle East, Africa and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of December 31, 2015 and 2014, the Company had no customers comprising greater than 10% of net accounts receivable or total revenue. Refer to Note 14, Segment, Geographic and Customer Information, for information regarding revenue by geographic areas.
In May, 2014, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan ("Revolver") to the Company in an amount not to exceed $10.0 million, with an accordion feature that allows the Company to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million. In September 2014, the Company increased the maximum borrowing amount to $15.0 million. The Revolver matures in May 2019. In June 2015, the Company paid off the then outstanding amount of $10.5 million. As of December 31, 2015 the Company had no borrowings under the Revolver.
Outstanding borrowings under the Revolver bear interest, at the Company's option, at a base rate plus an applicable margin. The applicable margin ranges between 0.75% and 2.25% depending on the Company's leverage ratio. Interest is payable every three months.
Holdback Payable
The Company estimates the fair value of an indemnity holdback payable, which relates to business combinations, based on the contract value. The terms of the holdback payable include standard representations and warranties.
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
Allowance for Doubtful Accounts
The Company reduces gross trade accounts receivable with its allowance for doubtful accounts. The allowance for doubtful accounts is the Company's estimate of the amount of probable credit losses in existing accounts receivable. Management analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends and changes in customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Provisions to the allowance for doubtful accounts are recorded in general and administrative expenses in the Company's consolidated statements of comprehensive loss.
Below is a summary of the changes in the Company's allowance for doubtful accounts for 2015, 2014 and 2013 (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2015	$1,063	$912	$(665)	$1,310
Year ended December 31, 2014	650	996	(583)	1,063
Year Ended December 31, 2013	481	830	(661)	650

Prepaid and Other Current Assets and Deposits and Other Assets
Included in prepaid and other current assets and in deposits and other assets in the consolidated balance sheets at December 31, 2015 and 2014 is restricted cash totaling $0.3 million and $0.2 million, respectively, primarily related to security deposits on leases of the Company's facilities. The restricted cash represents investments in certificates of deposit required by landlords to meet security deposit requirements for the leased facilities. Restricted cash is included in prepaid and other current assets and in deposits and other assets based on the contractual term for the release of the restriction.
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
Goodwill, Intangible Assets, Long-Lived Assets and Impairment Assessments
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations. Goodwill is not amortized, but instead goodwill is required to be tested for impairment annually and more frequently under certain circumstances. The Company performs such testing of goodwill in the fourth quarter of each year, and earlier if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Company conducts a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit's carrying value, the Company will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, the Company will compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. The Company has one reporting unit and evaluates goodwill for impairment at the entity level. Based upon the results of the step one testing, the Company concluded that no impairment existed as of December 31, 2015, and did not perform the second step of the goodwill impairment test.
Intangible assets with finite lives are amortized over their estimated useful lives of one to nine years. Generally, amortization is based on the higher of a straight-line method or the pattern in which the economic benefits of the intangible asset will be consumed. In 2015, we recorded impairment expense of $0.3 million and in 2014 and 2013 there was no impairment expense related to intangible assets.
The Company also evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no other impairment charges recorded during the years ended December 31, 2015, 2014 and 2013.
Business Combinations
The Company recognizes assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's consolidated statements of comprehensive loss. See Note 2 to the Company's consolidated financial statements, for a discussion of the Company's acquisitions during 2015 and 2014.
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

Recurring Revenue. Recurring revenue, which includes software-as-a-service revenue and maintenance revenue, is recognized ratably over the stated contractual period. SaaS revenue consists of subscription fees from customers accessing our cloud-based service offerings. Maintenance revenue consists of fees from customers purchasing licenses and receiving support for such on-premise solutions. The Company also recognizes SaaS and maintenance revenue associated with customers using its products in excess of contracted usage ("Overages"). Overages are primarily attributed to SaaS products and such Overages are recorded in SaaS revenue in the period incurred. Revenue related to Overages was immaterial during the years ended December 31, 2015, 2014 and 2013.

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

Multiple-deliverable arrangements with on-demand subscription. For on-demand subscription agreements with multiple-deliverables, the Company evaluates each element to determine whether it represents a separate unit of accounting. The Company determines the best estimated selling price of each deliverable in an arrangement based on a selling price hierarchy of methods contained in FASB Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Accounting Standards Codification (“ASC”) Topic 605)-Multiple-Deliverable Revenue Arrangements. The best estimated selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. Total arrangement fees are allocated to each element using the relative selling price method. The Company has currently established VSOE for most deliverables, except for fixed fee service arrangements and on-premise software licenses.

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

Generally, for the Company's term-based licenses, if the only undelivered element is maintenance, the entire amount of revenue is recognized ratably, over the maintenance period.

Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenue.

Deferred Revenue

Deferred revenue consists of invoicing and payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. The Company invoices its customers annually, quarterly, or in monthly installments. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue, and the remaining portion is recorded as non-current deferred revenue.
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
Deferred Commissions
The asset balance for deferred commissions on the Company's consolidated balance sheets totaled $7.1 million and $5.6 million at December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015 and 2014 $6.0 million and $4.2 million respectively, deferred commissions are included in prepaid and other current assets in short-term assets, with the remaining amounts included in deposits and other assets in long-term assets in the consolidated balance sheets. The deferred costs mainly represent commission payments to the Company's direct sales force for on-demand subscription and maintenance agreements, which the Company amortizes as sales and marketing expense over the non-cancellable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements.
Restructuring and Other Expenses
Restructuring and other expenses are comprised primarily of employee termination costs related to headcount reductions, costs related to properties abandoned in connection with facilities consolidation including estimated losses related to excess facilities based upon the Company's contractual obligations, net of estimated sublease income and related write-downs of leasehold improvements and impairment of intangible assets. The Company reassess the liability for excess facilities periodically based on market conditions.
Research and Development
The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of expenses for research and development staff, the cost of certain third-party service providers and allocated overhead.

Stock-Based Compensation
The Company measures and recognizes compensation expense for stock-based awards made to employees and directors including employee stock options and employee stock purchases under the Company's Employee Stock Purchase Plan ("ESPP") based on estimated fair values on the date of grant using the Black-Scholes option pricing model. Stock-based compensation expense for restricted stock units, relating to both performance and time-based awards, is estimated based on the market value of the Company's stock on the date of grant.
The Company granted performance-based restricted stock units ("PSUs") to select executives and other key employees.  Vesting of the Company's PSUs is based on achievement of specified company or other goals. In 2015, the Company granted PSUs with vesting contingent on its absolute SaaS revenue growth over the three-year period from July 1, 2015 through June 30, 2018.

In 2014, the Company granted PSUs with vesting contingent on its absolute SaaS revenue growth over the three-year period from January 1, 2014 through December 31, 2016, and on the Company's relative total shareholder return over the same three-year period compared to an index of 17 SaaS companies. The fair value of the performance awards is calculated using a Monte Carlo simulation model that estimates the potential outcomes of grants of performance awards based on a simulated future index of peer companies.

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
Income Taxes
The Company is subject to income and foreign withholding taxes in both the United States and foreign jurisdictions and the Company uses estimates in determining its provision for income taxes. This process involves estimating actual current tax assets and liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the consolidated balance sheets. Net deferred tax assets are recorded to the extent the Company believes that it is more-likely-than-not realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. With the exception of the net deferred tax assets of three of the Company's foreign subsidiaries, it maintained a full valuation allowance against its net deferred tax assets at December 31, 2015 because the Company believes that it is not more-likely-than-not that the gross deferred tax assets will be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event the Company was able to determine that it would be able to realize the deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made.
The Company regularly reviews its tax positions and benefits to be realized. The Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to income tax matters as income tax expense. In 2015, 2014 and 2013, the Company incurred $35,000, $24,000 and $27,000, respectively, for interest or penalties associated with unrecognized tax benefits.
Advertising Costs
The Company expenses advertising costs in the period incurred. Advertising expense was $2.1 million, $1.2 million, and $0.2 million for 2015, 2014 and 2013, respectively.
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

Recent Accounting Pronouncements
In November 2015, the FASB issued ASU No. 2015-17 (ASU 2015-17), “Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company's net current deferred tax liabilities to net non-current deferred tax liabilities in its consolidated balance sheets as of December 31, 2015. No prior periods were adjusted retrospectively.
In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 may also impact how the Company accounts for certain direct costs associated with its revenues. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted one year earlier. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company has not elected a transition method and is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the consolidated financial statements and does not plan to early adopt this standard.
Note 2—Acquisitions
BridgeFront LLC
On July 22, 2015, the Company acquired BridgeFront LLC ("BridgeFront"), a leading provider of cloud-based education content for the healthcare sector, most notably in the compliance and revenue cycle domains. The purchase consideration was approximately $5.0 million, which included approximately $4.4 million paid in cash, $0.1 million held back to cover expenses of the stakeholder representative which is payable in early 2017, and an approximately $0.4 million indemnity holdback payable upon the one-year closing anniversary, which remained outstanding as of December 31, 2015.

The terms of the BridgeFront acquisition also provided for potential earn-out payments of up to an aggregate of $0.6 million. Although earn-out payments based on achievement of targets are normally treated as purchase price because of the service conditions, $0.5 million of the $0.6 million was treated as compensation expense and is recognized over the term of the payments in 2015 and 2016. The remaining balance of $0.1 million was recorded as contingent consideration. As of December 31, 2015, the fair value of this contingent consideration, which included compensation expense from July 23, 2015 to December 31, 2015, was $0.3 million.

The purchase price allocation for BridgeFront is summarized as follows (in thousands):

Fair Value
Net liabilities assumed	$(849)
Intangible assets	2,100
Goodwill	3,750
Total purchase price	$5,001

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired and a working capital adjustment for $0.1 million. The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and the expanded market opportunities of our Litmos mobile learning applications in the healthcare industry.

The financial results of BridgeFront are included in the Company's consolidated financial statements from the date of acquisition to December 31, 2015.

The acquisition of BridgeFront did not have a material impact on the Company's consolidated financial statements and therefore pro forma disclosures have not been presented.

The following table sets forth the components of identifiable intangible assets acquired, their weighted-average useful lives over which they will be amortized using the higher of the straight-line method or the pattern in which the economic benefits of the intangible assets will be consumed. The classification of their amortized expense in the consolidated statements of comprehensive loss (in thousands):

	Fair Value	Weighted -Average Useful life	Consolidated statements of comprehensive loss Classification: Amortization Expense
Developed technology	$1,800	5 years	Cost of sales
Customer relationships	300	5 years	Sales and marketing expense
Total intangible assets subject to amortization	$2,100

The fair values of the intangible assets at the acquisition date were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurements. The value of acquired intangibles was determined based on the present value of estimated future cash flows using the following valuation techniques and inputs:

•
Developed technology - Relief-from-royalty method using inputs such as estimated revenues attributable to the online education content, estimated net royalty revenue, effective income tax rate and discount rate.

•
Customer relationships - Multi-period excess earnings method under the income approach using inputs such as probability-weighted revenue attributable to existing customer relationships, customer attrition, estimated expenses, effective income tax rate, and discount rate.

The amortization expense of $0.2 million was included in the consolidated statements of comprehensive loss. The acquisition-related costs incurred during the year ended December 31, 2015 of $0.5 million were included in general and administration expense in the consolidated statements of comprehensive loss.
Clicktools Ltd.
On September 16, 2014, the Company acquired Clicktools Ltd. (“Clicktools”), a provider of premium, cloud-based survey products and services for businesses. The purchase consideration was $16.4 million, which included $14.8 million paid in cash and a one million British Pounds indemnity holdback, which was paid in full in 2015.
The purchase price allocation for Clicktools is summarized as follows (in thousands):

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of the Clicktools acquisition (in thousands). The intangible assets are reported in British Pounds and was translated to U.S. Dollars at December 31, 2015.

	Fair Value	Useful Life
Developed technology	$1,300	3 years
Domain names and trademarks	600	3 years
Customer relationships	1,100	3 years
Total intangible assets subject to amortization	$3,000
Pro forma results of operations for the Clicktools acquisition have not been presented because the acquisition is not material.
LeadRocket, Inc.
On February 4, 2014, the Company acquired all of the common stock of LeadRocket, Inc. (“LeadRocket”), a privately-held company providing marketing automation and demand generation solutions that enable both marketing and sales users to identify and connect with leads efficiently. The Company acquired LeadRocket to strengthen its social engagement and digital marketing platform. The purchase consideration was $3.0 million, which included $2.5 million paid in cash and $0.5 million as indemnity holdback, of which $0.3 million was paid upon the one-year closing anniversary.
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

Note 3—Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the fiscal years ended December 31, 2015 and 2014 are as follows (in thousands):

Goodwill
Balance as of December 31, 2013	$31,207
Acquisitions	16,259
Foreign currency translation impact	$(496)
Balance as of December 31, 2014	$46,970
Acquisitions	3,750
Foreign currency translation impact	(574)
Balance as of December 31, 2015	$50,146
In July 2015, the Company recorded goodwill of $3.8 million related to the acquisition of BridgeFront. Refer to Note 2, Acquisitions for further details.
In 2014, the Company recorded goodwill of $1.6 million and $14.7 million related to the acquisitions of LeadRocket and Clicktools, respectively. Refer to Note 2, Acquisitions for further details.
Based on the Company's annual impairment review in the fourth quarter of 2015, 2014 and 2013, goodwill was not impaired in any of the years presented.
Intangible assets
Intangible assets consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2014 Cost	December 31, 2014 Net	Net Additions (1)	Foreign Currency Translation Impact	Amortization Expense (2)	December 31, 2015 Net	Weighted Average Amortization Period (Years)
Developed technology	$25,093	$10,251	$2,407	$(34)	$(3,452)	$9,172	3.5
Customer relationships	9,414	4,270	300	(39)	(1,456)	3,075	3.0
Tradenames	2,208	1,191	—	(37)	(399)	755	2.8
Favorable lease	53	—	—	—	—	—	N/A
Patents and licenses	3,059	2,045	220	—	(382)	1,883	5.4
Other	142	—	—	—	—	—	N/A
Total	$39,969	17,757	$2,927	$(110)	$(5,689)	$14,885
(1) Included in the additions are the intangibles acquired for BridgeFront of $2.1 million as discussed in Note 2 to the consolidated financial statements and other purchased technology as part of the normal course of operations.
(2) Included in amortization expense is $0.3 million of impairment on intangible assets.

	December 31, 2013 Cost	December 31, 2013 Net	Net Additions	Foreign Currency Translation Impact	Amortization Expense	December 31, 2014 Net	Weighted Average Amortization Period (Years)
Developed technology	$21,187	$9,669	$3,906	$(53)	$(3,271)	$10,251	4.1
Customer relationships	8,154	4,076	1,260	(41)	(1,025)	4,270	3.6
Tradenames	1,522	828	686	(25)	(298)	1,191	3.6
Favorable lease	53	—	—	—	—	—	N/A
Patents and licenses	3,059	2,393	—	—	(348)	2,045	6.7
Other	142	29	—	—	(29)	—	N/A
Total	$34,117	$16,995	$5,852	$(119)	$(4,971)	$17,757

(1) Included in the additions are the intangibles acquired in 2015 for BridgeFront and in 2014 for Clicktools of $3.0 million and LeadRocket of $2.6 million as discussed in Note 2 to the consolidated financial statements and other purchased technology as part of the normal course of operations.
Amortization expense related to intangible assets was $5.7 million, $5.0 million and $4.8 million in 2015, 2014 and 2013, respectively, and was charged to cost of revenue for purchased technology, tradenames and patents and licenses; sales and marketing expense for customer relationships; and general and administrative expense for the favorable lease and other. Additionally, in 2015, the Company recorded impairment expense of $0.3 million and in 2014 and 2013 there was no impairment expense related to intangible assets. The Company's intangible assets are amortized over their estimated useful lives of one to nine years. Total future expected amortization is as follows (in thousands):

	Developed Technology	Customer Relationships	Tradenames	Patents and Licenses
Year Ending December 31:
2016	$3,210	$1,209	$331	$498
2017	2,777	1,040	248	376
2018	1,891	557	100	314
2019	694	136	33	180
2020	275	81	33	168
2021 and beyond	325	52	10	347
Total expected amortization expense	$9,172	$3,075	$755	$1,883
Note 4—Financial Instruments
As of December 31, 2015, all marketable debt securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs described in Note 5 to the consolidated financial statements.
The Company classifies all highly liquid instruments with an original maturity on the date of purchase of three months or less as cash and cash equivalents. The Company classifies available-for-sale securities that have an original maturity date longer than three months to be short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity.
Interest income is included within interest income and other income (expense), net in the accompanying consolidated statements of comprehensive loss. Realized gains and losses are calculated using the specific identification method. As of December 31, 2015 and 2014, the Company had no short-term investments in an unrealized loss position for a duration greater than 12 months.

The components of the Company's marketable debt securities classified as available-for-sale were as follows at December 31, 2015 (in thousands):

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$77,191	$—	$—	$77,191
Cash equivalents:
Money market funds	41	—	—	41
Total cash equivalents	41	—	—	41
Total cash and cash equivalents	$77,232	$—	$—	$77,232
Short-term investments:
Certificates of deposit	1,500	—	—	1,500
U.S. government and agency obligations	7,423	—	(16)	7,407
Corporate notes and obligations	11,087	—	(17)	11,070
Total short-term investments	$20,010	$—	$(33)	$19,977
For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2015 (in thousands):

Contractual Maturity	Amortized Cost	Estimated Fair Value
Less than 1 year	$15,151	$15,133
Between 1 and 2 years	4,859	4,844
Total	$20,010	$19,977
The components of the Company's marketable debt securities classified as available-for-sale were as follows for December 31, 2014 (in thousands):

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$27,890	$—	$—	$27,890
Cash equivalents:
Money market funds	6,310	—	—	6,310
Total cash equivalents	6,310	—	—	6,310
Total cash and cash equivalents	$34,200	$—	$—	$34,200
Short-term investments:
U.S. government and agency obligations	$2,773	$—	$(7)	$2,766
Corporate notes and obligations	—	—	—	—
Total short-term investments	$2,773	$—	$(7)	$2,766
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
The Company had no realized losses on sales of its investments during the years ended December 31, 2015, 2014, and 2013, respectively. The Company had purchases, net of proceeds of investments, in 2015 of $17.4 million and proceeds net of purchases in 2014 of $5.1 million from maturities and sales of investments.

The short-term investments in government obligations or highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities so as to assess if any of the impairments will be considered other-than-temporary. The Company did not identify any government obligations or highly rated credit securities held as of December 31, 2015 and 2014 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.
Note 5—Fair Value Measurements
The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company's financial assets was determined using the following inputs at December 31, 2015 and 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
December 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$41	$41	$—	$—
Certificates of deposit (2)	1,500	—	1,500	—
U.S. government and agency obligations (2)	7,407	—	7,407	—
Corporate notes and obligations (2)	11,070	—	11,070	—
Total	$20,018	$41	$19,977	$—
Liabilities:
Contingent consideration and related liabilities (3)	$324	$—	$—	$324
Total	$324	$—	$—	$324

(1)	Included in cash and cash equivalents on the consolidated balance sheets.

(2)	Included in short-term investments on the consolidated balance sheets.

(3)	Included in accrued expenses on the consolidated balance sheets.

	Fair Value Measurements at Reporting Date Using
December 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(3)
Assets:
Money market funds(1)	$6,310	$6,310	$—	$—
Corporate notes and obligations(2)	—	—	—	—
U.S. government and agency obligations(2)	2,766	—	2,766	—
Total	$9,076	$6,310	$2,766	$—

(1)	Included in cash and cash equivalents on the consolidated balance sheets.

(2)	Included in short-term investments on the consolidated balance sheets.

(3)	During 2014 the Company had no Level 3 instruments.
Valuation of Investments
Level 1 and Level 2
The Company's available-for-sale securities include money market funds, U.S. Treasury bills, corporate notes and obligations, and U.S. government and agency obligations. The Company values these securities using a pricing matrix from a pricing service provider, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). The Company classifies all of its available-for-sale securities, except for money market funds and U.S. Treasury, as having Level 2 inputs. The Company validates the estimated fair value of certain securities from a pricing service provider on a quarterly basis. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, with all significant inputs derived from or corroborated by observable market data.
Level 3
Contingent consideration and related liabilities are defined as earn-out payments that the Company may pay in connection with the acquisition of BridgeFront. Contingent consideration and related liabilities are classified as Level 3 liabilities because the Company uses unobservable inputs to value them, which is a probability-based income approach. Subsequent changes in the fair value of contingent consideration and related liabilities will be recorded in the Company's consolidated statements of comprehensive loss.
The Company did not have any transfers between Level 1, Level 2 and Level 3 fair value measurements during the years presented as there were no changes in the composition in Level 1, 2 or 3.

Note 6—Balance Sheet Components
Property and equipment consisted of the following (in thousands):

	Estimated Useful Life	As of December 31,
		2015	2014
Equipment	3-5 years	$27,481	$24,189
Purchased software	3 years	6,860	6,784
Furniture and fixtures	5 years	2,220	1,772
Leasehold improvements	Lease term up to 5 years	4,305	1,947
Construction in progress		2,190	3,724
Property and equipment, gross		43,056	38,416
Less: Accumulated depreciation		22,516	19,661
Property and equipment, net		$20,540	$18,755
Depreciation expense for 2015, 2014 and 2013 was $6.0 million, $4.8 million and $4.5 million, respectively.
In 2014, the Company improved its data center and incurred equipment costs. In addition, the Company moved its headquarters from Pleasanton, California to Dublin, California in February 2015 and incurred construction in progress costs related to furniture, fixtures and leasehold improvements.
Property and equipment includes assets that were acquired under capital leases for both years ended December 31, 2015 and 2014 was $5.8 million and $6.9 million, respectively. Accumulated amortization relating to these assets acquired under capital leases were $4.1 million and $4.3 million for the years ended December 31, 2015 and 2014, respectively. Amortization expense for these assets have been included in depreciation expense.
Total prepaid and other current assets consisted of the following (in thousands):

	As of December 31,
	2015	2014
Deferred commissions	$5,971	$4,215
Prepaid expenses	4,894	5,856
Other current assets	520	313
Total prepaid and other current assets	$11,385	$10,384

Accrued payroll and related expenses consisted of the following (in thousands):

	As of December 31,
	2015	2014
Vacation accrual	$3,189	$2,793
Commissions	3,362	2,387
Bonus	3,173	1,628
ESPP	1,109	966
Accrued payroll related expenses	1,677	1,277
Total accrued payroll related expenses	$12,510	$9,051
Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2015	2014
Sales tax payable	$454	$733
Deferred income tax	—	1,475
Versata litigation settlement	1,963	1,963
Holdback payable	403	1,922
Customer payments	1,046	998
Equipment financing arrangement	—	3,775
Accrued expenses	7,151	7,477
Total accrued expenses	$11,017	$18,343

Note 7—Restructuring and Other
On June 30, 2014, management approved and initiated restructuring plans to realign the Company's resources to improve cost efficiencies. Restructuring and other expenses primarily consist of costs associated with the exit of excess facilities, employee terminations and incremental depreciation expense as a result of the change in the estimated useful life of assets to be abandoned.
The Company incurred restructuring and other expenses of $0.6 million, $1.0 million, and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table sets forth a summary of accrued restructuring expenses (included in accrued expenses in the consolidated balance sheets) for 2015 and 2014 (in thousands):

	December 31, 2014	Additions	Adjustments	Cash Payments	December 31, 2015
Severance and termination-related costs	$—	$278	$—	$(278)	$—
Facilities related costs	194	350	—	(527)	17
Total accrued restructuring expenses	$194	$628	$—	$(805)	$17

	December 31, 2013	Additions	Adjustments	Cash Payments	December 31, 2014
Severance and termination-related costs	$141	$70	$—	$(211)	$—
Facilities related costs	234	162	20	(222)	194
Total accrued restructuring expenses	$375	$232	$20	$(433)	$194
In 2015, the Company recorded an impairment charge of $0.3 million on its intangible assets, included in the table above.

In 2014, the Company incurred $0.8 million of non-cash expense, primarily related to incremental depreciation as a result of the change in the estimated useful life of assets at the Company's then-current office space in Pleasanton, California.
Note 8—Contractual Obligations, Commitments and Contingencies
Contractual Obligations and Commitments
For each of the next five years and beyond, the Company has the following contractual obligations, long-term operating obligations and unconditional purchase commitments (in thousands):

	Settlement Payable (1)		Unconditional Purchase Commitments (2)	Operating Lease Commitments (3)
	Principal	Interest
Year Ending December 31:
2016	$1,968	$34	$1,224	$3,187
2017	466	34	800	2,861
2018	—	—	—	2,846
2019	—	—	—	2,725
2020	—	—	—	2,796
2021 and beyond	—	—	—	4,989
Future minimum payments	$2,434	$68	$2,024	$19,404

(1)
In November 2014, the Company entered into a settlement agreement with Versata and agreed to make payments of $0.5 million starting on January 31, 2015 and every three months thereafter until January 2017.

(2) Unconditional purchase commitments includes the contingency and earnout payment to Bridgefront of $0.6 million in 2016 and $0.5 million in 2017. In addition, the unconditional purchase commitments include amounts payable to certain vendors.

(3)
The Company has facilities under several non-cancellable operating lease agreements that expire at various dates through 2018. The Company's rent expense for the years ended December 31, 2015, 2014 and 2013 was $3.0 million, $2.1 million and $1.9 million, respectively.

Included in non-current deposits and other assets in the consolidated balance sheets at December 31, 2015 and 2014 is restricted cash and rental deposits totaling $0.3 million and $0.2 million, respectively, related to security deposits on leased facilities and a customer letter of credit. The restricted cash represents investments in certificates of deposit and secured letters of credit required by landlords to meet security deposit requirements for the leased facilities.
As of December 31, 2015, the liability for uncertain tax positions was $3.4 million including interest. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
In May 2014, we entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan ("Revolver") to us in an amount not to exceed $10.0 million, with an accordion feature that allows us to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million. The Revolver matures in May 2019. Outstanding borrowings under the Revolver bear interest, at our option, at a base rate plus an applicable margin. The applicable margin ranges between 0.75% and 2.25% depending on our leverage ratio. Interest is payable every three months. In September 2014, we exercised the accordion feature and increased the maximum borrowing amount to $15.0 million. As of December 31, 2015 we have no outstanding borrowings under the Revolver.
In October 2014, the Company entered into a sublease agreement ("Sublease") with Oracle America, Inc. (“Sublandlord”) for office space located at 4140 Dublin Boulevard, Dublin, California 94568 ("Subleased Premises"). The term of the Sublease commenced in February 2015, when the Sublandlord delivered possession of the Subleased Premises to the Company and expires on May 15, 2022. Base rent will be abated from the commencement of the Sublease until November 30, 2015. Thereafter, monthly base rent was $149,928 for 2015 and increase annually as set forth in the Sublease, up to $184,411 in 2022. The total cash obligation for base rent over the term of the Sublease is approximately $15.1 million, without rent abatement, and is included in the operating lease commitment in the table above. In addition to base rent, the Company will be required to pay its pro rata share of building operating costs including utilities, insurance, repair and personnel costs, along with real estate taxes in excess of the amounts for certain base years.

Letter of Credit
The Company obtained a $1.1 million letter of credit in October 2014 for its leased space in Dublin, California. The letter of credit will expire on October 1, 2016. There is no balance outstanding under this line of credit.
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
Intellectual Property Litigation
Versata Software, Inc., Versata Development Group, Inc. and Versata Inc. v. Callidus Software Inc. - Settled
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
The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2015, the Company has not recorded any such liabilities in accordance with accounting for contingencies. However, litigation is subject to inherent uncertainties and the Company's view on these matters may change in the future.
Note 9—Net Loss Per Share
Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the conversion of the Convertible Notes, the exercise of outstanding common stock options, the release of restricted stock, and purchases of shares under the Employee Stock Purchase Plan (ESPP) to the extent these shares are dilutive. For 2015, 2014 and 2013, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Restricted stock	2,728	2,379	1,918
Stock options	883	1,630	2,490
ESPP	10	39	42
Convertible notes	—	829	7,129
Total	3,621	4,877	11,579
The weighted average exercise price of stock options excluded for 2015, 2014 and 2013 was $6.21, $4.09 and $4.42, respectively.
Note 10—Stock-Based Compensation
Stockholder-Approved Stock Option and Incentive Plans
In June 2013, the 2013 Stock Incentive Plan ("2013 Plan") became effective upon the approval of the Company's Board of Directors and stockholders, and as a result, the 2003 Stock Incentive Plan ("2003 Plan") expired and was replaced. All outstanding shares available for grant under the 2003 Plan expired upon the adoption of the 2013 Plan.

The Company initially reserved 3,469,500 shares of common stock for issuance under the 2013 Plan and, in 2015, the Company reserved an additional 5,000,000 shares of common stock for issuance under the 2013 Plan. Under the 2013 plan, the Company's Board of Directors (or an authorized subcommittee) may grant stock options or other types of stock awards, such as restricted stock, performance-based restricted stock units, restricted stock units, stock bonus awards or stock appreciation rights. Incentive stock options may be granted only to the Company's employees. Nonstatutory stock options and other stock-based awards may be granted to employees, consultants or non-employee directors. These options vest as determined by the board of directors (or an authorized subcommittee), generally over four years. No stock options were granted in 2015 and 2014. The restricted stock units and performance-based stock units also vest as determined by the board, generally over three years.
Shares Available for Grant
A summary of the Company's shares available for grant and the status of options and awards are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Number of Shares)
Beginning Available	770,511	2,478,798	2,578,940
Authorized	5,000,000	—	3,469,500
Granted	(1,865,864)	(1,913,499)	(2,024,798)
Cancelled	454,342	383,549	1,335,591
Expired	—	(178,337)	(2,880,435)
Ending Available	4,358,989	770,511	2,478,798
Expense Summary
Stock-based compensation expenses of $18.6 million, $11.8 million and $10.4 million was recorded during the years ended December 31, 2015, 2014 and 2013, in the consolidated statement of comprehensive loss. The table below sets forth a summary of stock-based compensation expense as follows (in thousands).

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation:
Stock Options	$613	$790	$866
Restricted Stock Units	13,524	7,705	7,835
Performance-based Restricted Stock Units	3,505	2,370	1,097
ESPP	950	948	597
Total stock-based compensation	$18,592	$11,813	$10,395
The table below sets forth the functional classification of stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation:
Cost of recurring revenue	$1,237	$911	$783
Cost of services and other revenue	1,149	1,026	1,060
Sales and marketing	5,488	3,518	2,420
Research and development	3,031	2,012	1,797
General and administrative	7,687	4,346	4,335
Total stock-based compensation	$18,592	$11,813	$10,395

Determination of Fair Value
The fair value of service-based awards is estimated based on the market value of the Company’s stock on the date of grant. A portion of the performance-based restricted stock units granted during 2015 are based on relative stockholder return and therefore are subject to a market condition. As a result, the fair value of performance awards is calculated using a Monte Carlo simulation model that estimates the distribution of the potential outcomes of the grants of performance awards based on simulated future index of the peer companies.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton valuation model. No stock options were granted during 2015 and 2014. The fair value of each ESPP share is estimated on the beginning date of the offering period using the Black-Scholes-Merton valuation model and the assumptions noted in the following table.

Year Ended December 31,
	2015	2014	2013
Stock Option Plans
Expected life (in years)	—	—	5.0 to 6.1
Risk-free interest rate	—	—	1.41% to 1.93%
Volatility	—	—	61% to 63%
Dividend Yield	—	—	—
Employee Stock Purchase Plan
Expected life (in years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.25% to 0.38%	0.05% to 0.12%	0.08% to 0.17%
Volatility	39% to 40%	47% to 50%	41% to 62%
Dividend Yield	—	—	—
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
Stock Options
As of December 31, 2015, the Company had $0.8 million of unrecognized compensation expense, net of forfeitures, which it expects to recognize over a weighted average period of 1.5 years. No stock options were granted during the years ended December 31, 2015 and 2014. The total intrinsic value of stock options exercised was $4.9 million, $5.9 million and $6.2 million for 2015, 2014 and 2013, respectively. The total cash received from employees as a result of stock option exercises was $2.0 million, $2.9 million and $5.1 million for 2015, 2014 and 2013, respectively.

Stock option activity is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	3,035,482	$4.09
Granted	815,500	6.79
Exercised	(1,427,456)	3.54		$6,151
Forfeited	(108,306)	5.10
Expired	(367,006)	5.30
Outstanding as of December 31, 2013	1,948,214	5.34
Exercised	(701,220)	4.09		5,940
Forfeited	(44,407)	7.40
Expired	(26,626)	10.17
Outstanding as of December 31, 2014	1,175,961	5.89
Exercised	(452,554)	4.63		4,913
Forfeited	(50,760)	6.21
Outstanding as of December 31, 2015	672,647	$6.63	6.94	$8,032
Vested and Expected to Vest as of December 31, 2015	651,653	$6.62	6.91	$7,787
Exercisable as of December 31, 2015	443,849	$6.50	6.60	$5,356
As of December 31, 2015, the range of exercise prices and weighted average remaining contractual life of outstanding options are as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.00 - $5.70	109,000	3.84	$5.27	100,666	$5.35
$6.01 - $6.01	122,000	7.41	6.01	78,791	6.01
$6.25 - $6.25	47,500	7.43	6.25	47,500	6.25
$6.42 - $6.42	3,200	6.00	6.42	3,200	6.42
$6.59 - $6.59	132,963	7.49	6.59	62,379	6.59
$6.67 - $6.67	40,000	7.58	6.67	24,166	6.67
$6.74 - $6.74	2,334	6.08	6.74	2,188	6.74
$7.69 - $7.69	206,650	7.66	7.69	119,959	7.69
$9.17 - $9.17	6,000	7.75	9.17	3,375	9.17
$10.35 - $10.35	3,000	7.83	10.35	1,625	10.35
$4.00 - $10.35	672,647	6.93	$6.63	443,849	$6.50
Restricted Stock Units and Performance-based Restricted Stock Units
As of December 31, 2015, the Company had $17.8 million of unrecognized compensation expense, net of forfeitures, for time-based restricted stock units, which it expects to recognize over a weighted-average period of 1.9 years, and $6.4 million of unrecognized compensation expense, net of forfeitures, for performance-based restricted stock units, which it expects to recognize over a weighted-average period of 1.8 years.

Restricted unit and performance-based restricted stock unit activity is summarized below:

	Restricted Stock Units			Performance-based Restricted Stock Units
	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Unreleased as of December 31, 2012	2,947,749			161,934
Granted	857,562			351,736
Released	(1,631,071)			(123,801)
Forfeited	(648,859)			(207,836)
Unreleased as of December 31, 2013	1,525,381			182,033
Granted	1,441,699			471,800
Released	(653,412)			(82,857)
Forfeited	(138,745)			(44,862)
Unreleased as of December 31, 2014	2,174,923			526,114
Granted	1,446,908			418,956
Released	(1,453,595)			(89,314)
Forfeited	(169,472)			(58,997)
Unreleased as of December 31, 2015	1,998,764	0.79	$37,117	796,759	1.82	$14,796
Vested and Expected to Vest as of December 31, 2015	1,801,614	0.82	$29,634	646,745	1.76	$12,010
Restricted stock units and performance-based restricted stock units granted to employees are not considered outstanding at the time of grant, as the holders of these units are not entitled to dividends and voting rights. Unvested restricted stock units are not considered outstanding in the computation of basic net loss per share.
Performance-based Restricted Stock Units
In 2015, the Company granted performance-based restricted stock units with vesting contingent on successful attainment of pre-set SaaS revenue growth and recurring revenue gross profit target over the three-year period from July 1, 2015 through June 30, 2018. The Company records stock-based compensation expense on a straight-line basis over the requisite service period. In 2015, $0.7 million of expense, net of forfeiture, was recognized.
In 2014, the Company granted performance-based restricted stock units with vesting contingent on absolute SaaS revenue growth over the three-year period from January 1, 2014 through December 31, 2016, and on the Company's relative total shareholder return over the same three-year period compared to an index of 17 SaaS companies. The Company records stock-based compensation expense on a straight-line basis over the requisite service period. In 2015, $2.8 million expense, net of forfeiture, was recognized.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (ESPP), which was adopted in 2003 and amended and restated in 2013, qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. The ESPP is designed to enable eligible employees to purchase shares of the Company's common stock at a discount on a periodic basis through payroll deductions. Each offering period under the ESPP covers 12 months and consists of two consecutive six-month purchase periods. The purchase price for shares of common stock purchased under the ESPP is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period and the fair market value of the Company's common stock on the last day of each purchase period. The Company issued approximately 256,000, 319,000 and 435,000 shares under the ESPP during the years ended December 31, 2015, 2014 and 2013, respectively. The weighted-average fair value of stock purchase rights granted under the ESPP during 2015, 2014 and 2013 was $4.61 per share, $3.59 per share and $1.96 per share, respectively.
As of December 31, 2015, the Company had $0.5 million of unrecognized compensation expense related to ESPP subscriptions that will be recognized over 0.4 years.

Note 11—Stockholders' Equity
Preferred Stock
The Company's certificate of incorporation authorizes 5,000,000 shares of undesignated preferred stock with a par value of $0.001, of which no shares were outstanding as of December 31, 2015 and 2014.
Note 12—Income Taxes
The following is a geographical breakdown of consolidated loss before income taxes by income tax jurisdiction (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$(13,000)	$(11,557)	$(20,675)
Foreign	643	1,008	1,319
Total	$(12,357)	$(10,549)	$(19,356)
The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$4	$(25)	$—
State	3	3	—
Foreign	992	1,138	1,815
Deferred:
Federal	148	78	159
State	1	(89)	—
Foreign	(357)	(93)	81
Total provision for income taxes	$791	$1,012	$2,055
Provision for income tax decreased in 2015 as compared to 2014. The decrease was primarily due to a decrease in foreign withholding taxes, in part offset by increase in income taxes in foreign jurisdictions.
The provision (benefit) for income taxes differs from the expected tax benefit computed by applying the statutory federal income tax rates to consolidated loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal tax at statutory rate	$(4,200)	$(3,587)	$(6,581)
State taxes, net of benefit	4	3	—
Non-deductible expenses	600	453	1,248
Foreign taxes	415	703	1,447
Current year net operating losses and other deferred tax assets for which no benefit has been recognized	4,423	4,828	7,320
Research and experimentation credit	(451)	(1,239)	(1,379)
Tax benefit due to the recognition of acquired deferred tax liabilities	—	(149)	—
Total provision for income taxes	$791	$1,012	$2,055

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. In November 2015, the FASB ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of its net non-current deferred tax liabilities.
Deferred tax accounts consist of the following (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$57,058	$54,712
Accrued expenses	4,743	5,420
Unrealized gain/loss on investments	263	916
Research and experimentation credit carryforwards	13,682	12,609
Capitalized research and experimentation costs	16,660	14,072
Deferred stock compensation	4,775	3,956
Gross deferred tax assets	97,181	91,685
Less valuation allowance	(96,608)	(90,598)
Total deferred tax assets, net of valuation allowance	573	1,087
Deferred tax liabilities
Property and equipment and intangibles	(816)	(1,699)
Goodwill	(1,174)	(1,024)
Gross deferred tax liabilities	(1,990)	(2,723)
Net deferred tax liabilities	$(1,417)	$(1,636)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the period in which the temporary differences are deductible, the Company recorded a valuation allowance against the deferred tax assets for which it believes it is not more likely than not to be realized. As of December 31, 2015 and 2014, a valuation allowance has been recorded on all deferred tax assets, except the deferred tax assets related to three of its foreign subsidiaries, based on the analysis of profitability for those subsidiaries.
The net changes for valuation allowance for years ended December 31, 2015 and 2014 were an increase of $6.0 million and $4.0 million, respectively.
The Company recorded approximately $0 million and $0.9 million additional net deferred tax liabilities related to the various acquisitions completed during 2015 and 2014, respectively. The additional deferred tax liabilities create a new source of taxable income, thereby requiring the Company to release a portion of its deferred tax asset valuation allowance with a related reduction in income tax expense.
As of December 31, 2015, the Company had net operating loss carryforwards for federal and California income tax purposes of $185.7 million and $39.7 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards, if not utilized, will expire over 20 years beginning in 2017. The California net operating loss carryforward, began to expire in 2016.
Not included in the deferred income tax asset balance at December 31, 2015 is approximately $12.6 million, which pertains to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

The Company also has research credit carryforwards for federal and California income tax purposes of approximately $9.0 million and $9.5 million, respectively, available to reduce future income taxes. The federal research credit carryforward, if not utilized, will expire over 20 years beginning in 2019. The California research credit carries forward indefinitely.
Federal and California tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change, as defined in Section 382 of the Internal Revenue Code. The Company's ability to utilize its net operating loss and tax credit carryforwards are subject to limitations under these provisions.
The Company has not provided for federal income taxes on all of the non-U.S. subsidiaries' undistributed earnings as of December 31, 2015 of $4.2 million, because such earnings are intended to be indefinitely reinvested. The residual U.S. tax liability, if such amounts were remitted, would be nominal.
The Company's unrecognized tax benefits are set forth below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$3,037	$2,843	$2,478
Increases (decreases) related to prior year tax positions	(59)	(44)	175
Increases related to current year tax positions	239	270	222
Reductions to unrecognized tax benefits as a result of a lapse of applicable statute of limitations	(4)	(32)	(32)
Ending balance (1) (2)	$3,213	$3,037	$2,843
(1) 2014 ending balance consists of $2.7 million of the unrecognized tax benefits which reduced deferred tax assets, and $0.3 million was included in other liabilities on the consolidated balance sheet.
(2) 2015 ending balance consists of $2.9 million of the unrecognized tax benefits which reduced deferred tax assets, and $0.4 million was included in other liabilities on the consolidated balance sheet.
If recognized, $0.4 million of the unrecognized tax benefits at December 31, 2015 would reduce the Company's annual effective tax rate. The Company also accrued potential penalties and interest of $0.04 million related to these unrecognized tax benefits during 2015, and in total, as of December 31, 2015, the Company recorded a liability for potential penalties and interest of $0.1 million. The Company recognized interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of comprehensive loss. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. The Company classified the unrecognized tax benefits as a noncurrent liability, as the Company does not expect any payment of incremental taxes over the next 12 months. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. All tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2004 through 2015 tax years generally remain subject to examination by their respective tax authorities.
Note 13—Employee Benefit Plan
In 1999, the Company established a 401(k) tax-deferred savings plan ("401(k) plan"), whereby eligible employees may contribute a percentage of their eligible compensation up to the maximum allowed under IRS rules. The Company's contributions are discretionary, and no such contributions have been made since the inception of this plan up until December 31, 2011. Beginning January 1, 2012, the Company contributed 50% of each dollar that an employee contributed to their 401(k) plan up to a maximum of $1,000 annually, and the vesting of the Company's contributions is based on years of service. During the years ended December 31, 2015 and 2014, the Company recognized approximately $390,000 and $272,000, respectively in expense related to the 401(k) plan match.

Note 14—Segment, Geographic and Customer Information
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
The following table summarizes revenue by geographic areas (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States and Canada	$142,276	$110,707	$91,408
EMEA	17,695	15,162	12,241
Asia Pacific	9,627	8,400	5,379
Other	3,489	2,349	3,309
	$173,087	$136,618	$112,337
No individual country, outside of the U.S. accounted for more than 10% of the Company's property, plant and equipment as of December 31, 2015 and 2014.
As of December 31, 2015, the Company's goodwill balance was $50.1 million, of which $11.0 million was located in U.K. (EMEA) and intangible asset balance of $14.9 million, and $2.0 million was located in U.K. (EMEA). No individual country, outside the U.S. accounted for more than 10% of goodwill and intangible asset balance as of December 31, 2015.
In 2015, 2014 and 2013, no customer accounted for more than 10% of total revenue.
Note 15—Related Party Transactions
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
In 2013, Lithium entered into a two-year web hosting agreement with the Company, which was extended for another three years in 2015 in the amount of $138,000 per year, from which the Company recognized approximately $127,000 in hosting revenue. In addition, during 2015, the Company entered into various agreements with Lithium for professional services, and recognized approximately $107,165 in services revenue.
In 2014, the Company purchased an annual subscription from Lithium for Community Administration for $45,000, which was paid in full in January 2015. Additionally, in 2014, the Company purchased a one year consulting and training service contract for Social Success Services from Lithium for $40,000, which was paid in full in 2014.
In 2015, the Company incurred expenses of $30,000 for redesigning the user interface for Community Administration, which was paid to Lithium in full in May 2015. Additionally, in 2015, the Company purchased a one year consulting and training service contract for Social Success Services from Lithium for $60,000, which was paid in full in October 2015. As of December 31, 2015, $35,000 was included in prepaid and other current assets.

Supplementary Data (unaudited)
The following tables set forth unaudited supplementary quarterly financial data for the two-year period ended December 31, 2015. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2015
Total revenue	$39,745	$41,614	$44,944	$46,784	$173,087
Gross profit	$23,726	$25,711	$27,592	$29,607	$106,636
Net loss	$(4,043)	$(4,724)	$(2,243)	$(2,138)	$(13,148)
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.04)	$(0.04)	$(0.24)
Weighted average common shares (basic and diluted)	50,709	55,595	56,104	56,390	54,719

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2014
Total revenue	$30,977	$32,515	$35,000	$38,126	$136,618
Gross profit	$18,579	$19,385	$19,354	$23,262	$80,580
Net income (loss)	$(2,467)	$250	$(5,235)	$(4,109)	$(11,561)
Basic and diluted net income (loss) per share	$(0.05)	$—	$(0.11)	$(0.08)	$(0.24)
Weighted average common shares (basic)	45,944	46,648	48,564	48,987	47,547
Weighted average common shares (diluted)	45,944	48,061	48,564	48,987	47,547
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
(b)   Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Our management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on these criteria. In addition, our independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting as of the reporting date.

(c)   Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
PART III
The information required by Part III of Form 10-K is incorporated by reference to our Proxy Statement for the 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2015.
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
2.1
Agreement, dated September 15, 2014, between the vendors set forth therein, Callidus Software Inc. and Dorset Acquisition Corp (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 000-50463) filed with the Commission on September 17, 2014).

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003).

#3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-Q (File No. 000-50463) filed with the Commission on November 5, 2010)
4.1
Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4, filed with the Commission on November 7, 2003, to the Registrant's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)

#10.1
Sublease between Oracle America, Inc. and Callidus Software Inc. dated October 3, 2014 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K (File No. 000-50463) filed with the Commission on March 2, 2015)

10.2+
1997 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)

#10.3+	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.1 to the Company's Form 10-Q (File No. 000-50463) filed with the Commission on August 9, 2010)
10.4+
Forms of Stock Option Agreement and Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K (File No. 000-50463) filed with the Commission on March 10, 2014)

10.5+
2013 Stock Incentive Plan and Forms of Restricted Stock Unit Agreement and Stock Option Agreement (incorporated by reference to Appendix B of the Registrant's Schedule 14A Proxy Statement (File No. 000-50463) filed with the Commission on April 28, 2015, Exhibit 99.1 to the Registrant's Form S-8 (File No. 333-189416) filed with the Commission on June 18, 2013, and Exhibit 4.5 to the Registrant's Form S-8 (File No. 333-205389) filed with the Commission on July 1, 2015)

10.6+
Amended and Restated Employee Stock Purchase Plan, and enrollment forms (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K (File No. 000-50463) filed with the Commission on March 10, 2014)

10.7+	Executive Incentive Bonus Plan, effective January 27, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K (File No. 000-50463) filed with the Commission on January 31, 2014)
10.8	Form of Non-Employee Director Offer Letter (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (File No. 000-50463) filed with the Commission on August 4, 2014)
#10.9+	Form of Executive Change of Control Agreement (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K (File No. 000-50463) filed with the Commission on March 2, 2015)
#10.10+	Form of Director Change of Control Agreement (incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K (File No. 000-50463) filed with the Commission on March 2, 2015)
#10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K (File No. 000-50463) filed with the Commission on March 2, 2015)
10.12+
Amendment dated November 20, 2007 to Offer Letter Between Callidus Software Inc. and Leslie J. Stretch (incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K (File No. 000-50463) filed with the Commission on March 10, 2014)

#10.13+	Offer Letter with Jimmy Duan dated September 24, 2008 (incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K (File No. 000-50463) filed with the Commission on March 2, 2015)
10.14+	Employment Agreement with Bob L. Corey dated April 30, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (File No. 000-50463) filed with the Commission on November 7, 2013)
10.15
Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (File No. 000-50463) filed with the Commission on May 13, 2014)

10.16
Amendment Number One, dated August 29, 2014, to Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (File No. 000-50463) filed with the Commission on August 6, 2015)

10.17
Amendment Number Two, dated September 11, 2014, to Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (File No. 000-50463) filed with the Commission on August 6, 2015)

10.18
Amendment Number Three, dated September 16, 2014, to Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q (File No. 000-50463) filed with the Commission on August 6, 2015)

#10.19
Agreement between Callidus Software Inc. and Versata Software, Inc., Versata Development Group, Inc., and Versata, Inc. dated November 13, 2014 (incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K/A (File No. 000-50463) filed with the Commission on May 1, 2015)

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
_________________________________________________________________________________________________________________
#    Filed herewith
+    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 25, 2016.

CALLIDUS SOFTWARE INC.

By:	/s/ BOB L. COREY
Bob L. Corey, Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ LESLIE J. STRETCH		February 25, 2016
Leslie J. Stretch	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ BOB L. COREY		February 25, 2016
Bob L. Corey	Executive Vice President, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

/s/ CHARLES M. BOESENBERG		February 25, 2016
Charles M. Boesenberg	Chairman of the Board

/s/ WILLIAM B. BINCH		February 25, 2016
William B. Binch	Lead Independent Director

/s/ MARK A. CULHANE		February 25, 2016
Mark A. Culhane	Director

/s/ KEVIN M. KLAUSMEYER		February 25, 2016
Kevin M. Klausmeyer	Director

/s/ MURRAY D. RODE		February 25, 2016
Murray D. Rode	Director

/s/ MICHELE VION CHOKA		February 25, 2016
Michele Vion Choka	Director