Form 10-Q
period 2016-03-31
CALLIDUS SOFTWARE INC
filed 2016-05-04
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
There were 56.8 million shares of the registrant’s common stock, par value $0.001, outstanding on April 28, 2016, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$81,830	$77,232
Short-term investments	20,074	19,977
Accounts receivable, net of allowances of $1,342 and $1,310 at March 31, 2016 and December 31, 2015, respectively	42,737	43,461
Prepaid and other current assets	10,888	11,385
Total current assets	155,529	152,055
Property and equipment, net	23,921	20,540
Goodwill	49,825	50,146
Intangible assets, net	13,852	14,885
Deposits and other noncurrent assets	3,993	4,016
Total assets	$247,120	$241,642
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,442	$3,636
Accrued payroll and related expenses	9,322	12,510
Accrued expenses	13,392	11,017
Deferred revenue	78,301	74,644
Total current liabilities	104,457	101,807
Deferred revenue, noncurrent	4,373	5,186
Deferred income taxes, noncurrent	1,441	1,477
Other noncurrent liabilities	6,074	4,371
Total liabilities	116,345	112,841
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 59,099 and 58,612 shares issued and 56,760 and 56,273 shares outstanding at March 31, 2016 and December 31, 2015, respectively	57	56
Additional paid-in capital	435,631	428,776
Treasury stock; 2,339 shares at March 31, 2016 and December 31, 2015	(14,430)	(14,430)
Accumulated other comprehensive loss	(2,082)	(1,735)
Accumulated deficit	(288,401)	(283,866)
Total stockholders’ equity	130,775	128,801
Total liabilities and stockholders’ equity	$247,120	$241,642

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue:
Recurring	$37,606	$28,893
Services and license	10,772	10,852
Total revenue	48,378	39,745
Cost of revenue:
Recurring	9,962	8,358
Services and license	8,261	7,661
Total cost of revenue	18,223	16,019
Gross profit	30,155	23,726

Operating expenses:
Sales and marketing	18,903	13,726
Research and development	7,242	6,038
General and administrative	8,255	7,418
Restructuring and other	316	116
Total operating expenses	34,716	27,298
Operating loss	(4,561)	(3,572)
Interest income and other income (expense), net	225	(190)
Interest expense	(43)	(67)
Loss before provision for income taxes	(4,379)	(3,829)
Provision for income taxes	156	214
Net loss	$(4,535)	$(4,043)
Net loss per share
Basic and diluted	$(0.08)	$(0.08)

Weighted average shares used in computing net loss per share:
Basic and diluted	56,690	50,709

Comprehensive income (loss):
Net loss	$(4,535)	$(4,043)
Unrealized gain on available-for-sale securities	48	6
Foreign currency translation adjustments	(395)	(699)
Comprehensive loss	$(4,882)	$(4,736)

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,535)	$(4,043)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	1,688	1,387
Amortization of intangible assets	1,360	1,288
Provision for doubtful accounts	529	94
Stock-based compensation	6,453	4,817
Loss on foreign currency from market-to-market derivative	78	—
Excess tax benefit from stock-based compensation	(21)	—
Deferred income taxes	71	(59)
Loss on disposal of property and equipment	—	6
Net amortization on investments	(45)	5
Changes in operating assets and liabilities:
Accounts receivable	195	3,350
Prepaid and other current assets	437	(230)
Other noncurrent assets	(3)	247
Accounts payable	(558)	2,089
Accrued expenses	1,073	(781)
Accrued payroll and related expenses	(3,188)	(939)
Accrued restructuring and other expenses	(266)	—
Deferred revenue	2,844	772
Net cash provided by operating activities	6,112	8,003
Cash flows from investing activities:
Purchases of investments	(3,700)	—
Proceeds from maturities and sale of investments	3,600	—
Purchases of property and equipment	(1,521)	(7,063)
Purchases of intangible assets	(267)	(234)
Net cash used in investing activities	(1,888)	(7,297)
Cash flows from financing activities:
Proceeds from follow-on offering, net of issuance costs	—	64,370
Proceeds from issuance of common stock	1,467	1,581
Restricted stock units acquired to settle employee withholding liability	(1,085)	(1,959)
Excess tax benefit from stock-based compensation	21	—
Payment of consideration related to acquisitions	(104)	(226)
Payment of principal under capital leases	—	(112)
Net cash provided by financing activities	299	63,654
Effect of exchange rates on cash and cash equivalents	75	(35)
Net increase in cash and cash equivalents	4,598	64,325
Cash and cash equivalents at beginning of period	77,232	34,200
Cash and cash equivalents at end of period	$81,830	$98,525
Supplemental disclosures of cash flow information:
Cash paid for interest on capital leases	$—	$8
Cash paid for income taxes	$261	$167
Non-cash investing and financing activities:
Purchases of property and equipment through accounts payable and other accrued liabilities	$3,548	$3,775
See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Summary of Accounting Policies
All amounts included herein related to these condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Callidus Software Inc.'s ("Company") Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations regarding interim financial statements.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2016.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include wholly-owned subsidiaries in Australia, Canada, Germany, Hong Kong, India, Japan, Malaysia, Mexico, Netherlands, New Zealand, Serbia, Singapore, and the United Kingdom. All intercompany transactions and balances have been eliminated upon consolidation.
Use of Estimates
Preparation of the unaudited condensed consolidated financial statements in conformity with GAAP and the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, the reported amounts of revenue and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, uncertain tax liabilities, allowances for doubtful accounts, the useful lives of fixed assets and intangible assets, goodwill and intangible asset impairments, stock-based compensation forfeiture rates, accrued liabilities, the allocation of the value of purchase consideration for business acquisitions and other contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates such estimates and assumptions on an ongoing basis for continued reasonableness, using historical experience and other factors, including the current economic environment. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and fluctuations in information technology spending by prospective customers can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates. Changes in those estimates, if any, resulting from continuing changes in the economic environment, will be reflected in the consolidated financial statements in future periods.
Revenue Recognition
     The Company generates revenue by providing software as a service ("SaaS") solutions through on-demand subscription, on-premise perpetual and term licenses and related software maintenance, and professional services. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Recurring Revenue. Recurring revenue, which includes SaaS revenue and maintenance revenue, is recognized ratably over the stated contractual period. SaaS revenue consists of subscription fees from customers accessing our cloud-based service offerings. Maintenance revenue consists of fees from customers purchasing licenses and receiving support for such on-premise solutions. The Company also recognizes SaaS and maintenance revenue associated with customers using its products in excess of contracted usage ("Overages"). Overages are primarily attributed to SaaS products and such Overages are recorded in SaaS revenue in the period incurred. Revenue related to Overages was immaterial during the three months ended March 31, 2016 and 2015.

Service and License Revenue. Service and license revenue primarily consists of training, integration and configuration services. Generally, the Company's professional services arrangements are billed on a time-and-materials basis. Time and material services are recognized as the services are rendered based on inputs to the project, such as billable hours incurred. For fixed-fee professional services arrangements, the Company recognizes revenue under the proportional performance method of accounting and estimates the proportional performance on a monthly basis, utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. Service and license revenue also includes revenue from perpetual licenses, which is recognized upon delivery of the product, using the residual method, assuming all the other conditions for revenue recognition have been met.

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

Multiple-deliverable arrangements with on-demand subscription. For on-demand subscription agreements with multiple-deliverables, the Company evaluates each element to determine whether it represents a separate unit of accounting. The Company determines the best estimated selling price of each deliverable in an arrangement based on a selling price hierarchy of methods contained in Finance Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) No. 2009-13, "Revenue Recognition (Accounting Standards Codification (“ASC”) Topic 605)-Multiple-Deliverable Revenue Arrangements." The best estimated selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. Total arrangement fees are allocated to each element using the relative selling price method. The Company has currently established VSOE for most deliverables, except for fixed fee service arrangements and on-premise software licenses.

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

Multiple-deliverable arrangements with on-premise license. For arrangements with multiple deliverables, including license, professional services and maintenance, the Company recognizes license revenue using the residual method of accounting pursuant to the requirements of the guidance contained in ASC 985-605, "Software Revenue Recognition." Under the residual method, revenue is recognized when VSOE for fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. If evidence of fair value cannot be established for the undelivered elements, all of the revenue is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. For maintenance and certain professional services, the Company is able to establish VSOE because it has a sufficient history of selling these deliverables at an established price. The Company's revenue arrangements do not include a general right of return relative to the delivered products.

Generally, for the Company's term-based licenses, if the only undelivered element is maintenance, the entire amount of revenue is recognized ratably, over the maintenance period.

Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenue.

Recent Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting" which simplifies the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities on the balance sheet, and classification of employee taxes paid on statement of cash flows when an employer withholds shares for tax-withholding purposes. The new standard is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. The Company has elected not to early adopt. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. The Company is currently evaluating its expected adoption method and timeline, and the impact of this new standard on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes, (ASU 2015-17)", which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company's net current deferred tax liabilities to net non-current deferred tax liabilities in its consolidated balance sheets as of December 31, 2015. No prior periods were adjusted retrospectively.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 may also impact how the Company accounts for certain direct costs associated with its revenues. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted one year earlier. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company has not elected a transition method and is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and does not plan to early adopt this standard.

Note 2—Financial Instruments
As of March 31, 2016 and December 31, 2015, all investment debt securities were classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed in Note 3.
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

Realized gains and losses are calculated using the specific identification method. As of March 31, 2016 and December 31, 2015, the Company had no short-term investments in a material unrealized loss position.
The components of the Company’s cash, cash equivalents, and investments classified as available-for-sale were as follows at March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$81,800	$—	$—	$81,800
Cash equivalents:
Money market funds	30	—	—	30
Total cash equivalents	30	—	—	30
Total cash and cash equivalents	$81,830	$—	$—	$81,830

Short-term investments:
Certificates of deposits	$1,500	$—	$—	$1,500
U.S. government and agency obligations	9,105	26	—	9,131
Corporate notes and U.S. government agency obligations	9,421	22	—	9,443
Total short-term investments	$20,026	$48	$—	$20,074

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$77,191	$—	$—	$77,191
Cash equivalents:
Money market funds	41	—	—	41
Total cash equivalents	41	—	—	41
Total cash and cash equivalents	$77,232	$—	$—	$77,232

Short-term investments:
Certificate of deposits	$1,500	$—	$—	$1,500
U.S. government and agency obligations	7,423	—	(16)	7,407
Corporate notes and U.S. government agency obligations	11,087	—	(17)	11,070
Total short-term investments	$20,010	$—	$(33)	$19,977
The market value and the amortized cost of available-for-sale debt securities by contractual maturities as of March 31, 2016 were as follows (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$6,508	$6,535
Between 1 and 2 years	13,518	13,539
Total	$20,026	$20,074

The Company had no realized gains or losses on sales of its investments for the three months ended March 31, 2016 and 2015. The Company had net purchases of investments of $0.1 million during the three months ended March 31, 2016 and none during the three months ended March 31, 2015.
The short-term investments in highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities in order to assess whether any of the impairments will be considered other-than-temporary. The Company did not identify any securities held as of March 31, 2016 or as of December 31, 2015 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.

Note 3—Fair Value Measurements
The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$30	$30	$—	$—
Certificates of deposit (2)	1,500	—	1,500	—
U.S. government and agency obligations (2)	9,131	—	9,131	—
Corporate notes and obligations (2)	9,443	—	9,443	—
Total	$20,104	$30	$20,074	$—
Liabilities:
Contingent consideration and related liabilities (3)	$191	$—	$—	$191
Foreign currency derivative contract (3)	78	—	78	—
Total	$269	$—	$78	$191
_____________________________________________________________________________
(1) Included in cash and cash equivalents on the unaudited condensed consolidated balance sheet.
(2) Included in short-term investments on the unaudited condensed consolidated balance sheet.
(3) Included in accrued expenses on the unaudited condensed consolidated balance sheet.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2015	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$41	$41	$—	$—
Certificates of deposit (2)	1,500	—	1,500	—
U.S. government and agency obligations (2)	7,407	—	7,407	—
Corporate notes and obligations (2)	11,070	—	11,070	—
Total	$20,018	$41	$19,977	$—
Liabilities:
Contingent consideration and related liabilities (3)	$324	$—	$—	$324
Total	$324	$—	$—	$324
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
During the three months ended March 31, 2016, the Company hedged an Australian Dollar receivable to reduce the risk that earnings would be adversely affected by changes in the Australian currency exchange rate. The notional amount of the derivative instrument acquired during the three months ended March 31, 2016 was $1.2 million. The Company accounts for the derivative instrument at fair value with changes in the fair value recorded as a component of interest income and other income (expense), net of $0.1 million for the period ending March 31, 2016.
Level 3
Contingent consideration and related liabilities are defined as earn-out payments which the Company may pay in connection with the acquisition of BridgeFront LLC ("BridgeFront"). Contingent consideration and related liabilities are classified as level 3 liabilities, as the Company uses unobservable inputs to value them, which is a probability-based income approach. Subsequent changes in the fair value of contingent consideration and related liabilities will be recorded in the Company's unaudited condensed consolidated statements of operations.
The Company did not have any transfers of its fair value measurement between Level 1, Level 2 and Level 3 during the periods presented.

Note 4—Commitments and Contingencies
Except as discussed below, there were no material changes in the Company's commitments under contractual obligations as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2015.
Oracle Agreement
In February 2016 the Company entered into a five-year agreement with Oracle to purchase software and support services for the Company's data centers. Pursuant to the agreement, the Company is required to make payments of $0.75 million on April 26, 2016, June 1, 2016, September 1, 2016 and November 1, 2016, and annual payments of $3.0 million beginning February 2017 and ending February 2020, for a total of $15.0 million. As of March 31, 2016, $1.5 million was included in accrued expenses and $2.2 million was included in other noncurrent liabilities in the unaudited condensed consolidated balance sheets.
Letter of Credit
The Company extended a $1.1 million letter of credit for one year to October 1, 2016 for leased space in Dublin, California. There is no balance outstanding under this line of credit.
Revolver Line of Credit
In May 2014, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan ("Revolver") to the Company in an amount not to exceed $10.0 million, with an accordion feature that allows the Company to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million. In September 2014, the Company increased the maximum borrowing amount to $15.0 million. The Revolver matures in May 2019. During the quarter ended June 30, 2015, the Company paid off the outstanding amount of $10.5 million. There is no balance outstanding as of March 31, 2016.
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
The Company incurred $0.3 million of restructuring and other expenses during the three months ended March 31, 2016 and $0.1 million during the same period ended March 31, 2015.
The following tables set forth a summary of accrued restructuring and other expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	December 31, 2015	Additions	Adjustments	Cash Payments	March 31, 2016
Facilities-related costs	$17	$316	$18	$(68)	$283
Total accrued restructuring and other expenses	$17	$316	$18	$(68)	$283

	December 31, 2014	Additions	Adjustments	Cash Payments	March 31, 2015
Severance and termination-related costs	$—	$109	$—	$(109)	$—
Facilities related costs	194	7	(6)	(37)	158
Total accrued restructuring and other expenses	$194	$116	$(6)	$(146)	$158

Note 6—Net Loss Per Share
Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, the exercise of outstanding common stock options, the release of restricted stock units and purchases of shares pursuant to the Company's employee stock purchase plan ("ESPP"), to the extent these shares are dilutive. For the three months ended March 31, 2016 and 2015, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Restricted Stock Units	3,417	2,800
Stock Options	637	1,109
ESPP Shares	19	3
Total	4,073	3,912
The weighted average exercise price of stock options excluded for the three months ended March 31, 2016 and March 31, 2015 was $6.68 and $5.95, respectively.

Note 7—Stock-based Compensation
Expense Summary
Stock-based compensation expense is measured based on the grant-date fair value of the stock-based awards. The Company recognizes stock-based compensation expense, for the portion of the awards that are ultimately expected to vest, on a straight-line basis, over the requisite service period for those awards with graded vesting and service conditions.

The table below sets forth a summary of stock-based compensation expense for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	$145	$170
Restricted stock units
Performance-based awards	1,179	748
Service-based awards	4,758	3,644
ESPP shares	371	255
Total stock-based compensation	$6,453	$4,817

As of March 31, 2016, there was total unrecognized compensation expense of $0.7 million, $6.2 million, $30.4 million and $1.2 million related to stock options, performance-based awards, service-based awards and ESPP shares, respectively, which were expected to be recognized over weighted average periods of 1.3 years, 1.7 years, 2.2 years and 0.7 years, respectively.
The table below sets forth the functional classification of stock-based compensation expense for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of recurring revenue	$509	$288
Cost of services and other revenue	512	342
Sales and marketing	2,154	1,458
Research and development	1,170	797
General and administrative	2,108	1,932
Total stock-based compensation	$6,453	$4,817
Performance-based Awards
In 2015, the Company granted performance-based restricted stock units with vesting contingent on successful attainment of pre-set SaaS revenue growth and recurring revenue gross profit targets over the three-year period from July 1, 2015 through June 30, 2018. During the three months ended March 31, 2016, $0.4 million of expense, net of forfeiture, was recognized.
In 2014, the Company granted performance-based restricted stock units with vesting contingent on absolute SaaS revenue growth over the three-year period from January 1 2014 through December 31, 2016, and on the Company’s relative total stockholder return over the three-year period from 2014 through 2016 versus an index of 17 SaaS companies. During the three months ended March 31, 2016, $0.8 million of expense, net of forfeiture, was recognized.
Determination of Fair Value
The fair value of service-based awards is estimated based on the market value of the Company’s stock on the date of grant. Vesting of a portion of the performance awards granted during 2014 is based on relative stockholder return and therefore, is subject to a market condition. As a result, the fair value of performance awards is calculated using a Monte Carlo simulation model that estimates the distribution of the potential outcomes of the grants of performance awards based on simulated future index of the peer companies.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. No stock options were granted during the three months ended March 31, 2016 and March 31, 2015.
The fair value of each ESPP share is estimated on the enrollment date of the offering period using the Black-Scholes valuation model and the assumptions noted in the following table:

Three Months Ended March 31,
Employee Stock Purchase Plan	2016	2015
Expected life (in years)	0.50 to 1.00	0.49 to 1.00
Risk-free interest rate	0.42% to 0.51%	0.07% to 0.25%
Volatility	45% to 51%	42% to 46%
Dividend yield	None	None

Note 8—Income Taxes
Income tax expense for each of the three month periods ended March 31, 2016 and March 31, 2015 was $0.2 million. In both periods the tax expense was mainly attributable to sales to foreign customers subject to withholding taxes and income in the foreign jurisdictions subject to income taxes.

Note 9—Segment, Geographic and Customer Information
The accounting principles guiding disclosures about segments of an enterprise and related information establish standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas and major customers. The method of determining which information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer ("CEO"). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. By this definition, the Company operates in one business segment, which are the development, marketing and sale of the Company's sales and marketing effectiveness cloud software and related services.
The following table summarizes revenue for the three months ended March 31, 2016 and 2015 by geographic areas (in thousands):

	Three Months Ended March 31,
	2016	2015
United States and Canada	$39,885	$30,925
EMEA	4,876	3,681
Asia Pacific	2,542	2,701
Other	1,075	2,438
	$48,378	$39,745
Substantially all of the Company’s long-lived assets are located in the United States and United Kingdom. Long-lived assets located outside the United States and United Kingdom are immaterial.
During the three months ended March 31, 2016 and 2015, no customer accounted for more than 10% of total revenue.

Note 10—Related-Party Transactions
In the normal course of business, the Company entered into agreements with Lithium Technologies, Inc. (“Lithium”), whose Chief Financial Officer is a member of the Company's Board of Directors.
In 2013, Lithium entered into a two-year web hosting agreement with the Company, which was extended for another three years in 2015 in the amount of $138,000 per year, from which the company recognized approximately $37,613 in hosting revenue during the three months ended March 31, 2016. In addition, during 2015, the Company entered into various agreements with Lithium for professional services, and recognized approximately $4,290 in professional services revenue during the three months ended March 31, 2016.

In 2015, the Company purchased a one-year consulting and training service contract for Social Success Services from Lithium for $60,000, which was paid in full in October 2015. As of March 31, 2016, $19,500 was included in prepaid and other current assets.

11. Subsequent Event

On April 7, 2016, the Company acquired specific assets of ViewCentral LLC. ("ViewCentral"), a privately-held company and a leader in the extended enterprise learning market. The Company acquired specific assets of ViewCentral to expand its Litmos mobile learning solution with a full revenue management and e-commerce platform designed for selling and optimizing profitable training for customers and channel. The purchase consideration was $4.0 million in cash. The Company expects to complete its valuation of the assets by the end of the second quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 and with the unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. This section of this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future plans, objectives, expectations, prospects, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” "may," “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature.  These forward-looking statements include, but are not limited to, statements concerning the following: levels of recurring revenue, levels of SaaS revenue, changes in and expectations with respect to revenue, revenue growth and gross profits, operating expense levels, the impact of quarterly fluctuations of revenue and operating results, staffing and expense levels, expected cash and investment balances, the impact of foreign exchange rates and interest rate fluctuations, projected future financial performance, our anticipated growth and trends in our businesses, our business strategy, and other characterizations of future events or circumstances.  As and when made, management believes that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate.  In addition, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Many of these risks and uncertainties are described in “Risk Factors” set forth in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law.

Overview

CallidusCloud® is a global leader in cloud-based sales, marketing, learning and customer experience solutions. CallidusCloud enables its customers to accelerate their Lead to MoneyTM process with a suite of solutions that can, among other things, identify leads, implement territory and quota plans, enable sales forces, automate bid configuration pricing and quoting, manage contracts, streamline sales compensation and capture customer feedback for competitive advantage. Approximately 4,700 organizations, across a broad set of industries, rely on CallidusCloud to optimize the Lead to Money process and close more deals, faster.

Lead to Money is a process designed to help companies respond to the changing role of sales and marketing in the redefined buying cycle. In the last decade, the ubiquity of social networks, mobile devices and e-commerce has transformed the traditional sales cycle into a buyer-led digital economy. Buyers are researching and evaluating companies online and are completing a significant portion of their purchases digitally. In order to successfully turn leads into money, sales, marketing, learning and customer experience teams must work together.

We provide a suite of Software-as-a-Service ("SaaS") solutions which generate revenue from cloud subscriptions, sales operation services and term licenses. Our SaaS customers typically purchase annual subscriptions, but occasionally purchase multi-year subscriptions.

Revenue Growth and Customer Expansion
For the three months ended March 31, 2016, we added approximately 100 net new customers and had a total of approximately 4,700 customers.

For the three months ended March 31, 2016, total revenue was $48.4 million, an increase of $8.6 million, or 22%, from the three months ended March 31, 2015. Total recurring revenue, which includes SaaS and maintenance revenue, increased by 30% in the three months ended March 31, 2016 from the same period in 2015. SaaS revenue increased to $34.5 million in the three months ended March 31, 2016, representing an increase of $9.5 million, or 38%, from the same period in 2015. Recurring revenue gross margin was 74% in the three months ended March 31, 2016, compared to 71% for the three months ended March 31, 2015. The improvement is primarily associated with higher SaaS revenue and cost savings associated with data center infrastructure consolidation. Overall gross margins were 62% for the three months ended March 31, 2016, compared to 60% for the three months ended March 31, 2015. Revenue related to overages (customers using our products in excess of contracted usage) was immaterial during the three months ended March 31, 2016 and March 31, 2015.
SaaS revenue continued to drive the increases in both recurring revenue and total revenue, reflecting continued market acceptance of our Lead to Money solutions.

Acquisition
On April 7, 2016, the Company acquired specific assets of ViewCentral LLC. ("ViewCentral"), a privately-held company and a leader in the extended enterprise learning market. The Company acquired specific assets of ViewCentral to expand its Litmos mobile learning solution with a full revenue management and e-commerce platform designed for selling and optimizing profitable training for customers and channel. The purchase consideration was $4.0 million in cash. The Company expects to complete its valuation of the assets by the end of the second quarter of 2016.
Application of Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations which follows is based upon our unaudited condensed consolidated financial statements prepared in accordance with U.S Generally Accepted Accounting Principles ("GAAP"). The application of GAAP requires our management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures regarding these items. We base our assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial condition or results of operations will be affected. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived assets impairment, contingent consideration and income taxes have the greatest potential impact on our unaudited condensed consolidated final statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from our actual results. There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2016 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
Please refer to Note 1 of our notes to unaudited condensed consolidated financial statements for information regarding the effect of recent accounting pronouncements on our financial statements.

Results of Operations
Comparison of the Three Months Ended March 31, 2016 and 2015
Revenue, Cost of Revenue and Gross Profit
The following table sets forth the changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2016, compared to the same periods in 2015 (in thousands, except for percentage data):

	Three Months Ended March 31, 2016	Percentage of Revenue	Three Months Ended March 31, 2015	Percentage of Revenue	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$37,606	78%	$28,893	73%	$8,713	30%
Services and license	10,772	22%	10,852	27%	(80)	(1)%
Total revenue	$48,378	100%	$39,745	100%	$8,633	22%

Cost of revenue:
Recurring	$9,962	26%	$8,358	29%	$1,604	19%
Services and license	8,261	77%	7,661	71%	600	8%
Total cost of revenue	$18,223	38%	$16,019	40%	$2,204	14%

Gross profit:
Recurring	$27,644	74%	$20,535	71%	$7,109	35%
Services and license	2,511	23%	3,191	29%	(680)	(21)%
Total gross profit	$30,155	62%	$23,726	60%	$6,429	27%
Revenue
Total Revenue.  The increase in total revenue for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to continued SaaS revenue growth. Adoption of our Lead to Money suite, increased cross-sell and up-sell from our current customer base, and acquisitions in 2015 contributed to our growth in revenue.
Recurring Revenue.  Recurring revenue consists of SaaS and maintenance revenue. For the three months ended March 31, 2016 compared to the same period in 2015, SaaS revenue increased $9.5 million primarily as a result of 42% bookings growth in 2015, partially offset by a decrease in maintenance revenue of $0.8 million resulting from customers converting from license to SaaS arrangements.
Services and License Revenue.  Services and license revenue consists of integration and configuration services, training and on-premise perpetual licenses. Services and license revenue for the three months ended March 31, 2016 decreased by $0.1 million compared to the same period in 2015. The decrease was due to a $0.4 million decrease in license revenue, partially offset by a $0.3 million increase in service revenue.
Cost of Revenue and Gross Profit
Cost of Recurring Revenue.  The increase in cost of recurring revenue for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to a $0.9 million increase in personnel related costs and a $0.7 million increase in depreciation, maintenance, equipment and other related expenses as we continue to invest in hosting facilities to support our revenue growth and expanded customer base.
Cost of Services and License Revenue.  The increase in the cost of services and license revenue during the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to a $0.9 million increase in personnel-related costs, partially offset by a decrease of $0.3 million in subcontractor-related services.
Recurring Revenue Gross Profit. The increase in recurring revenue gross profit for the three months ended March 31, 2016 compared to the same period in 2015 reflects increased revenue of $8.7 million partially offset by a $0.9 million increase in personnel costs and a $0.7 million increase in depreciation and maintenance, equipment and other related expenses.
Services and License Revenue Gross Profit. The decrease in services and license revenue gross profit for the three months ended March 31, 2016 compared to the same period in 2015 was attributable to increases of $0.9 million in personnel related costs, and a $0.4 million decrease in license revenue, partially offset by a $0.3 million increase in service revenues and $0.3 million decrease in subcontractor-related services.

Operating Expenses
The following table outlines the changes in operating expenses for the three months ended March 31, 2016, compared to the same period in 2015 (in thousands, except percentage data):

	Three Months Ended March 31, 2016	Percentage of Revenue	Three Months Ended March 31, 2015	Percentage of Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$18,903	39%	$13,726	35%	$5,177	38%
Research and development	7,242	15%	6,038	15%	1,204	20%
General and administrative	8,255	17%	7,418	19%	837	11%
Restructuring and other	316	1%	116	—%	200	172%
Total operating expenses	$34,716	72%	$27,298	69%	$7,418	27%

Sales and Marketing.  The increase for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to an increase in headcount, resulting in a $3.6 million increase in personnel related costs, which includes an increase of $0.7 million in stock-based compensation expense and a $0.9 million increase in commissions due to higher 2015 bookings, a $0.9 million increase in related travel and other expenses and a $0.5 million increase in marketing events.
Research and Development.  The increase for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to a $0.5 million increase in personnel related costs, which includes an increase in stock-based compensation expense of $0.4 million, an increase of $0.4 million in consulting costs and an increase of $0.2 million in maintenance agreements as we continue to invest in product development.
General and Administrative.  The increase for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to a $0.4 million increase in personnel related costs, which includes $0.2 million in stock-based compensation expense, and a $0.4 million increase in corporate expenses related to facility relocation costs for our corporate and certain of our subsidiary offices.
Restructuring and Other.  Restructuring and other expense for the three months ended March 31, 2016 relates to the relocation of our Birmingham, Alabama offices. For the same period in 2015, we incurred severance costs related to the elimination of a position.
Stock-based Compensation
The following table sets forth a summary of our stock-based compensation expenses for the three months ended March 31, 2016, compared to the same period in 2015 (in thousands, except percentage data):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenue	$509	$288	$221	77%
Cost of services revenue	512	342	170	50%
Sales and marketing	2,154	1,458	696	48%
Research and development	1,170	797	373	47%
General and administrative	2,108	1,932	176	9%
Total stock-based compensation	$6,453	$4,817	$1,636	34%
The increase for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to the timing of restricted stock unit grants, an increased stock price and increased employee stock purchase plan participation.

Other Items
The following table sets forth changes in other items for the three months ended March 31, 2016, compared to the same period in 2015 (in thousands, except percentage data):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other income (expense), net	$225	$(190)	$415	(218)%
Interest expense	(43)	(67)	(24)	36%
	$182	$(257)	$439	(171)%
Provision for income taxes	$156	$214	$(58)	(27)%
Interest Income and Other Income (Expense), Net
Interest income and other income (expense) increased during the three months ended March 31, 2016 compared to the same period in 2015 due to a $0.3 million gain in foreign currency from holding foreign currency receivables, offset by a $0.1 million market-to-market loss on our foreign currency hedge during the three months ended March 31, 2016 compared to a $0.2 million loss in foreign currency from holding foreign currency receivables for the same period in 2015.
Interest Expense
Interest expense for the three months ended March 31, 2016 was generally comparable to the same period in 2015.
Provision for Income Taxes
Income tax expense for each of the three month periods ended March 31, 2016 and March 31, 2015 was $0.2 million. In both periods the tax expense is mainly attributable to sales to foreign customers subject to withholding taxes and income in the foreign jurisdictions subject to income taxes.

Liquidity and Capital Resources
As of March 31, 2016, our principal sources of liquidity were cash and cash equivalents and short-term investments of $101.9 million and accounts receivable of $42.7 million, compared to $97.2 million and $43.5 million at December 31, 2015, respectively.
In March 2015, we completed a stock offering in which we issued 5.3 million shares of our common stock at a public offering price of $13.00 per share. We received net proceeds of $64.4 million after deducting underwriting discounts and commissions of $4.1 million and other offering expenses of $0.3 million.
In May 2014, we entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan to us in an amount not to exceed $10.0 million, with an accordion feature that allows us to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million. The Revolver matures in May 2019. Outstanding borrowings under the Revolver bear interest, at our option, at a base rate plus an applicable margin. The applicable margin ranges between 0.75% and 2.25% depending on our leverage ratio. In September 2014, we exercised the accordion feature and increased the maximum borrowing amount to $15.0 million. Interest is payable every three months. As of March 31, 2016 we had no outstanding borrowings under the Revolver.
Cash provided by operating activities during the three months ended March 31, 2016 decreased from cash provided by operating activities during the same period in 2015. The decrease was primarily due to the change in accrued payroll and related expenses, accounts payable and accounts receivable, partially offset by a higher change in deferred revenue.
The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$6,112	$8,003
Net cash used in investing activities	$(1,888)	$(7,297)
Net cash provided by financing activities	$299	$63,654

Cash Flows During the Three Months Ended March 31, 2016
Net cash provided by operating activities was $6.1 million for the three months ended March 31, 2016 compared to $8.0 million provided in the three months ended March 31, 2015. During the three months ended March 31, 2016, net loss was $4.5 million, which included $6.5 million in stock-based compensation and $3.0 million in depreciation and amortization expense. Changes in operating assets and liabilities used $0.5 million in cash during the first three months of 2016, primarily driven by a decrease in accrued payroll and related expenses of $3.2 million, and a decrease in accounts payable of $0.6 million, partially offset by an increase in deferred revenue of $2.8 million, an increase in accrued expenses of $1.1 million and a decrease in prepaid and other assets of $0.4 million.
Net cash used in investing activities was $1.9 million during the three months ended March 31, 2016, compared to cash used in investing activities of $7.3 million in the three months ended March 31, 2015. During the three months ended March 31, 2016, net cash used in investing activities included $0.1 million for net investment purchases and $1.5 million for purchases of property and equipment for our data center investments as well as leasehold improvements for our subsidiary offices and corporate headquarters.
Net cash provided by financing activities was $0.3 million during the three months ended March 31, 2016, compared to $63.7 million cash provided by financing activities in the three months ended March 31, 2015. During the three months ended March 31, 2016, the increase in cash provided by financing activities was primarily due to $1.5 million of proceeds from the issuance of common stock, partially offset by $1.1 million for the repurchase of restricted stock from employees for payment of taxes on vesting of restricted stock units and a $0.1 million holdback payment related to our BridgeFront acquisition.
Forward-Looking Cash Commitments
Our future capital requirements depend on many factors, including the amount of revenue we generate, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of new product introductions and enhancements to existing products, our ability to offer SaaS service on a consistently profitable basis and the continuing market acceptance of our products and future acquisitions or other capital expenditures we may make. However, based upon our current business plan and revenue projections, we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next twelve months, and we intend to continue to manage our cash in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future commitments.

Contractual Obligations and Commitments
Please refer to Note 4 of our notes to unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. For additional information on existing unconditional purchase commitments, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
With the exception of the above contractual obligations, we have no material off-balance sheet arrangements that have not been recorded in our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three months ended March 31, 2016, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion on the market risks we encounter.

Item 4. Controls and Procedures
Evaluation of Disclosures Controls and Procedures
Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) or 15d-15(e)) as of March 31, 2016, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures.

Changes in Internal Control Over Financial Reporting
In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our CEO and CFO did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We incurred net losses of $4.5 million during the three months ended March 31, 2016, $13.1 million in 2015, $11.6 million in 2014, and $21.4 million in 2013. We had an accumulated deficit of $288.4 million as of March 31, 2016. We intend to continue to invest in our business, including with respect to our employee base; sales and marketing efforts; development of new products, services, and features; and improvement of our existing products, services, and features. Therefore, to achieve profitability, we must increase our revenue, particularly our recurring revenue by entering into more and larger sales transactions while limiting customer churn, and manage our cost structure in line with our revenue. If we fail to do so, our future results and financial condition will be adversely affected and we may be unable to continue operating.

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

Because we recognize recurring revenue and maintenance revenue ratably over the terms of the related subscription agreements and maintenance support agreements, most of our revenue each quarter results from recognition of deferred revenue related to agreements entered into during previous quarters. Consequently, declines in new or renewed subscription agreements and maintenance agreements that occur in one quarter will largely be felt in future quarters, both because we may be unable to generate sufficient new revenue to offset the decline and because we may be unable to adjust our operating costs and capital expenditures to align with the changes in revenue. Our subscription model makes it more difficult for us to increase our revenue rapidly in any period, because revenue from new customers must be recognized over the applicable subscription term. Furthermore, although our business model is primarily focused on recurring revenue, we anticipate continuing to recognize license revenue primarily from upgrades reflecting additional usage over the contracted amount. License revenue is difficult to forecast and is likely to fluctuate due to many factors that are beyond our control including transition of license customers to recurring revenue models. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as definitive indicators of future performance. Other factors that may cause our revenue and operating results to fluctuate include:

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

We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly in future periods. For example, from the end of fiscal 2015 to March 31, 2016, our employee headcount increased from 901 to 952 employees, and our number of customers increased from approximately 4,600 to 4,700. We anticipate that we will continue to significantly expand our operations and headcount in the near term, and that our customer base will continue to expand. The growth and expansion of our business and our product and service offerings place a significant strain on our management, operations, sales and marketing, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our sales and marketing teams and our ability to manage headcount, capital, and business processes in an efficient manner.

We may not be able to implement improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in our existing systems and processes. We may experience difficulties in managing improvements to our systems and processes, which could disrupt existing customer relationships, cause us to lose customers, limit sales of our products, or increase our technical support costs. Our failure to improve our systems and processes, or the failure of those systems and processes to operate in the intended manner, may result in our inability to manage the growth of our business and accurately forecast our revenue and expenses. Our productivity and the quality of our solutions may be adversely affected if we do not integrate and train new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, negatively impact our customers' satisfaction with our solutions and harm our operating results.

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

Many of our competitors, particularly our enterprise resource planning competitors, have longer operating histories with significantly greater financial, technical, marketing, service and other resources. Many also have a larger installed base of users, larger marketing budgets, broader relationships, established distribution agreements, and greater name recognition. Some of our competitors' products may also be more effective at performing particular sales effectiveness or incentive compensation management system functions or may be more customized for particular customer needs in any given market. Even if our competitors provide products with less sales performance management or incentive compensation management system functionality than our solutions, their products may incorporate other capabilities, such as recording and accounting for transactions, customer orders or inventory management. A product that performs these functions, along with functions of our solutions, may appeal to some customers by reducing the number of software applications they use in their business. Our competitors, especially larger competitors, may also bundle incentive compensation management or other functionalities with their other offerings, rendering our software less competitive from a pricing perspective.

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

Legal and regulatory frameworks for data protection and privacy issues are evolving worldwide, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices. We expect federal, state and foreign governments to expand data protection and privacy regulation and we expect more public scrutiny, enforcement and sanctions in this area. In addition, foreign court judgments and regulatory actions may affect our ability to transfer, process and receive data transnationally, including data that is critical to our operations or core to the functionality of our solutions. New laws, regulations, judgments or actions may relate to the solicitation, collection, processing, use and disclosure of personal information, including cross-border transfers of personal information, in a way that could affect demand for our solutions or cause us to change our platform or business model and increase our costs of doing business.

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

In order to comply with new United States or international laws, regulations or judgments, including adopting new and potentially onerous customer contractual clauses, we may incur substantial costs or change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy. Furthermore, to comply with any new non-U.S. laws, regulations or judgments, we may have to create expensive duplicative information technology infrastructure and business operations, which could hinder our expansion plans or render them commercially infeasible, increase our costs of doing business and harm our financial results.

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

While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, and we offer privacy protections for this information, these measures may not always be effective. Furthermore, although we strive to comply with applicable laws and regulations relating to privacy and data collection, use and disclosure, these laws and regulations are continually evolving, not always clear and not always consistent across the jurisdictions in which we do business. Any proceedings brought against us relating to compliance with these laws and regulations could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our solutions and ultimately result in the imposition of monetary liability or restrictions on our ability to conduct our business. There is no assurance that contractual indemnity or insurance would be available to offset any portion of these costs.

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

As part of our business strategy, we evaluate opportunities to expand and enhance our product and service offerings to meet customer needs, increase our market opportunities and grow revenue through internal development efforts and external acquisitions and partnerships. We have completed a number of acquisitions in recent years, including the acquisition of specific assets of ViewCentral, LLC in 2016 and the acquisitions of BridgeFront LLC in 2015 and LeadRocket, Inc. and Clicktools Ltd. in 2014. We may continue to acquire or make investments in other companies, products, services and technologies in the future. Acquisitions and investments may cause disruptions in, or add complexity to, our operations and involve a number of risks, including the following:

•
anticipated benefits, such as increased revenue, may not materialize if, for example, a larger than expected number of customers choose not to renew their contracts or if we are unable to cross-sell the acquired company's solutions to our existing customer base;

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

Some of our products rely on third-party software licenses to operate, and the loss of or inability to maintain these licenses, or errors, discontinuations or updates to that software, could result in higher costs, delayed sales, customer claims or termination of existing agreements.

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

In addition, we depend upon the successful operation of third-party products in conjunction with our products or services. As a result, undetected errors in those third-party products could prevent the implementation, or impair the functionality of, our products, delay new product introductions, limit the availability of our products via our on-demand service and injure our reputation. Our use of additional or alternative third-party products could result in new or higher royalty payments by us if we are required to enter into license agreements for such products.

Our success depends upon our ability to develop new solutions and enhance our existing solutions rapidly and cost-effectively. Failure to introduce new or enhanced solutions that meet customer needs may adversely affect our operating results.

The markets for sales effectiveness solutions and cloud computing is generally characterized by:

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

To scale our business successfully, increase productivity, maintain a high level of quality and meet customers' needs, we need to recruit, retain and motivate highly skilled employees and contractors in all areas of our business, including sales, professional services and engineering. In particular, if we are unable to hire and retain talented personnel with the skills, and in the locations, we require, we might need to redeploy existing personnel or increase our reliance on contractors. Furthermore, we have increased and intend to continue to increase our sales force and, if we are not successful in attracting and retaining qualified personnel, or if new sales personnel are unable to achieve desired productivity levels within a reasonable time period, we may not be able to increase our revenue and realize the anticipated benefits of these investments.

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

We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Effective planning and management processes are necessary to meet these requirements. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. We are also required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the trading price of our common stock could be negatively affected, and we could become subject to investigations by The Nasdaq Stock Market LLC, the Securities and Exchange Commission or other regulatory authorities, which could be costly for the Company.

If we fail to adequately protect our proprietary rights and intellectual property, we may lose valuable assets, experience reduced revenue and incur costly litigation.

Our success and ability to compete depends on our internally-developed technology and expertise, including the proprietary technology embedded in our solutions, as well as our ability to obtain and protect intellectual property rights. We rely on a combination of patents, trademarks, copyrights, service marks, trade secrets, contractual provisions and other similar measures to establish and protect our proprietary rights. We cannot protect our intellectual property if we are unable to enforce our rights or if we do not detect its unauthorized use. Despite our precautions, unauthorized third parties may be able to copy or reverse engineer our solutions and use information that we regard as proprietary to create products and services that compete with ours. Provisions in our agreements prohibiting unauthorized use, copying, transfer and disclosure of our licensed programs and services may be unenforceable under the laws of some jurisdictions. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and the outcome of any actions taken in any foreign jurisdiction to enforce our rights may be different than if such actions were determined under the laws of the United States. To the extent that we engage in international activities, our exposure to unauthorized copying and use of our products, services and proprietary information increases.

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

From time to time, we receive claims that our products, services offerings or business infringe or misappropriate the intellectual property rights of third parties, and we have in the past, and may continue in the future, to assert claims of infringement against third parties on such bases, such as the lawsuit we settled with Versata Software, Inc., Versata Development Group, Inc. and Versata, Inc. in November 2014. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. For more information, see "Item 3. Legal Proceedings." We believe that claims of infringement are likely to increase as the functionality of our solutions expand and we introduce new solutions, including technology acquired or licensed from third parties. Any infringement claim, whether offensive or defensive, could:

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

We are potentially exposed to adverse movements in currency exchange rates. Although most of our revenue and expenses occur in U.S. Dollars, some occur in local currencies and the amounts occurring in local currencies may increase as we expand our international operations. An increase in the value of the U.S. Dollar could increase the real cost to our customers of our products in those markets outside the U.S., and a weakened U.S. Dollar could increase the cost of our expenses, as well as overseas capital expenditures. Therefore, fluctuations in the exchange rate of foreign currencies may have a negative impact on our revenue and operating activities.

Our services revenue produces substantially lower gross margins than our recurring revenue, and periodic variations in the proportional relationship between services revenue and higher margin recurring revenue may harm our overall gross margins.

Our services revenue, which includes fees for consulting, implementation and training, represented 24% of our revenue in 2015 and 22% of our revenue for the three months ended March 31, 2016. Our services revenue has a substantially lower gross margin than our recurring revenue.

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

CALLIDUS SOFTWARE INC.

Date:	May 4, 2016	By:	/s/ BOB L. COREY
Bob L. Corey
Executive Vice President, Chief Financial Officer
(duly authorized officer)

EXHIBIT INDEX TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements