Form 10-Q
period 2016-06-30
CALLIDUS SOFTWARE INC
filed 2016-08-04
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
There were 57,157,616 shares of the registrant’s common stock, par value $0.001, outstanding on July 25, 2016, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$74,331	$77,232
Short-term investments	19,678	19,977
Accounts receivable, net of allowances of $1,320 and $1,310 at June 30, 2016 and December 31, 2015, respectively	45,983	43,461
Prepaid and other current assets	12,169	11,385
Total current assets	152,161	152,055
Property and equipment, net	25,880	20,540
Goodwill	57,226	50,146
Intangible assets, net	19,368	14,885
Deposits and other noncurrent assets	3,731	4,016
Total assets	$258,366	$241,642
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,137	$3,636
Accrued payroll and related expenses	10,514	12,510
Accrued expenses	14,566	11,017
Deferred revenue	85,284	74,644
Total current liabilities	115,501	101,807
Deferred revenue, noncurrent	3,658	5,186
Deferred income taxes, noncurrent	1,424	1,477
Other noncurrent liabilities	6,475	4,371
Total liabilities	127,058	112,841
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 59,423 and 58,612 shares issued and 57,084 and 56,273 shares outstanding at June 30, 2016 and December 31, 2015, respectively	57	56
Additional paid-in capital	442,980	428,776
Treasury stock; 2,339 shares at June 30, 2016 and December 31, 2015	(14,430)	(14,430)
Accumulated other comprehensive loss	(3,211)	(1,735)
Accumulated deficit	(294,088)	(283,866)
Total stockholders’ equity	131,308	128,801
Total liabilities and stockholders’ equity	$258,366	$241,642

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Recurring	$39,290	$30,713	$76,896	$59,606
Services and license	10,461	10,901	21,233	21,753
Total revenue	49,751	41,614	98,129	81,359
Cost of revenue:
Recurring	10,137	7,841	20,099	16,199
Services and license	8,332	8,062	16,593	15,723
Total cost of revenue	18,469	15,903	36,692	31,922
Gross profit	31,282	25,711	61,437	49,437

Operating expenses:
Sales and marketing	19,682	14,796	38,585	28,522
Research and development	7,248	6,002	14,490	12,040
General and administrative	9,296	9,112	17,551	16,530
Restructuring and other	86	118	402	234
Total operating expenses	36,312	30,028	71,028	57,326
Operating loss	(5,030)	(4,317)	(9,591)	(7,889)
Interest income and other expense, net	(277)	(186)	(52)	(376)
Interest expense	(39)	(56)	(82)	(123)
Loss before provision for income taxes	(5,346)	(4,559)	(9,725)	(8,388)
Provision for income taxes	341	165	497	379
Net loss	$(5,687)	$(4,724)	$(10,222)	$(8,767)
Net loss per share
Basic and diluted	$(0.10)	$(0.08)	$(0.18)	$(0.16)

Weighted average shares used in computing net loss per share:
Basic and diluted	57,098	55,595	56,894	53,166

Comprehensive loss:
Net loss	$(5,687)	$(4,724)	$(10,222)	$(8,767)
Unrealized gain on available-for-sale securities	11	(2)	59	4
Foreign currency translation adjustments	(1,140)	820	(1,535)	121
Comprehensive loss	$(6,816)	$(3,906)	$(11,698)	$(8,642)

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,222)	$(8,767)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	3,582	2,939
Amortization of intangible assets	2,835	2,547
Provision for doubtful accounts	891	676
Stock-based compensation	14,065	9,909
Excess tax benefit from stock-based compensation	(11)	—
Deferred income taxes	51	(235)
Loss on disposal of property and equipment	4	6
Net amortization on investments	91	20
Changes in operating assets and liabilities:
Accounts receivable	(3,268)	(1,437)
Prepaid and other current assets	(846)	941
Other noncurrent assets	251	549
Accounts payable	462	915
Accrued expenses	1,412	729
Accrued payroll and related expenses	(1,996)	(946)
Accrued restructuring and other expenses	(285)	(32)
Deferred revenue	5,959	2,837
Net cash provided by operating activities	12,975	10,651
Cash flows from investing activities:
Purchases of investments	(8,483)	(17,591)
Proceeds from maturities and sale of investments	8,751	351
Purchases of property and equipment	(3,924)	(8,285)
Purchases of intangible assets	(444)	(270)
Acquisitions, net of cash acquired	(11,500)	—
Net cash used in investing activities	(15,600)	(25,795)
Cash flows from financing activities:
Proceeds from follow-on offering, net of issuance costs	—	64,372
Proceeds from issuance of common stock	1,951	2,229
Restricted stock units acquired to settle employee withholding liability	(1,821)	(2,356)
Excess tax benefit from stock-based compensation	11	33
Repayment of line of credit	—	(10,481)
Payment of consideration related to acquisitions	(104)	(226)
Payment of principal under capital leases	—	(333)
Net cash provided by financing activities	37	53,238
Effect of exchange rates on cash and cash equivalents	(313)	(22)
Net (decrease) increase in cash and cash equivalents	(2,901)	38,072
Cash and cash equivalents at beginning of period	77,232	34,200
Cash and cash equivalents at end of period	$74,331	$72,272
Supplemental disclosures of cash flow information:
Cash paid for interest on capital leases	$—	$13
Cash paid for interest on line of credit	$18	$122
Cash paid for income taxes	$475	$—
Non-cash investing and financing activities:
Purchases of property and equipment through accounts payable and other current and non current accrued liabilities	$4,856	$4,607
See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Summary of Accounting Policies
All amounts included herein related to these condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015 for Callidus Software Inc., doing business as CallidusCloud ("Company"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations regarding interim financial statements.
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
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include wholly-owned subsidiaries in Australia, Canada, Germany, Hong Kong, India, Japan, Malaysia, Mexico, Netherlands, New Zealand, Serbia, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated upon consolidation.
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

Recurring Revenue. Recurring revenue, which includes SaaS revenue and maintenance revenue, is recognized ratably over the stated contractual period. SaaS revenue consists of subscription fees from customers accessing our cloud-based service offerings. Maintenance revenue consists of fees from customers purchasing licenses and receiving support for such on-premise solutions. The Company also recognizes SaaS and maintenance revenue associated with customers using its products in excess of contracted usage ("Overages"). Overages are primarily attributed to SaaS products and such Overages are recorded in SaaS revenue in the period incurred. Revenue related to Overages was immaterial during the three and six month periods ended June 30, 2016 and 2015.

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

Generally, for the Company's term-based licenses, if the only undelivered element is maintenance, the entire amount of revenue is recognized ratably over the maintenance period.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes, (ASU 2015-17)", which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities, together with any related valuation allowance be classified as non-current in a statement of financial position. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company's net current deferred tax liabilities to net non-current deferred tax liabilities in its consolidated balance sheets as of December 31, 2015. No prior periods were adjusted retrospectively.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09). ASU 2014-09, as amended, supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company is currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. The Company is also evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not determined whether the effect will be material to either its revenue results or its deferred commission balances. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted one year earlier, but the Company has elected not to early adopt.

2. Acquisitions

Badgeville, Inc.

On June 24, 2016, the Company acquired certain assets of Badgeville, Inc. ("Badgeville"), a privately-held company and a leading technology provider in enterprise gamification and digital motivation. The purpose of the Company's purchase of Badgeville is to extend digital motivation as part of the Company's Lead to Money suite. The purchase consideration was $7.5 million in cash.

The preliminary purchase price allocation for Badgeville is summarized as follows (in thousands):

Fair Value
Net liabilities assumed	$(1,924)
Intangible assets	5,100
Goodwill	4,324
Total purchase price	$7,500

The fair value of the net liabilities assumed, the intangible assets and the related goodwill are preliminary and may be subject to change upon completing the final valuation assessment.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired. The goodwill balance is primarily attributed to the extension of gamification and digital motivation to the Company's Lead to Money suite.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives, as of the date of the Badgeville acquisition (in thousands):

	Fair Value	Weighted Average Useful Life	Consolidated statements of comprehensive loss Classification:Amortization expense
Customer contracts and related relationships	$700	3 years	Sales and marketing expense
Developed technology	4,300	5 years	Cost of sales
Trademarks / trade names / domain names	100	2 years	General and administrative
Total intangible assets subject to amortization	$5,100

The financial results of Badgeville are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through June 30, 2016.

The acquisition of Badgeville did not have a material impact on the Company's consolidated financial statements and therefore pro forma disclosures have not been presented.

ViewCentral LLC

On April 8, 2016, the Company acquired certain assets of ViewCentral LLC ("ViewCentral"). The acquisition will augment the Company's Litmos mobile learning solution with a full revenue management and e-commerce platform designed for selling and optimizing profitable training for customers. The purchase consideration was $4.0 million in cash.

The preliminary purchase price allocation for ViewCentral is summarized as follows (in thousands):

Fair Value
Net liabilities assumed	$(1,568)
Intangible assets	1,700
Goodwill	3,868
Total purchase price	$4,000

The fair value of the net liabilities assumed, the intangible assets and the related goodwill are preliminary and may be subject to change upon completing the final valuation assessment.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired. The goodwill balance is primarily attributed to the anticipated synergies from the expanded market opportunities for our Litmos mobile learning applications.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives, as of the date of the ViewCentral acquisition (in thousands):

	Fair Value	Weighted Average Useful Life	Consolidated statements of comprehensive loss Classification:Amortization expense
Customer contracts and related relationships	$850	6 years	Sales and marketing expense
Developed technology	700	3 years	Cost of sales
Order backlog	150	1.8 years	Cost of sales
Total intangible assets subject to amortization	$1,700

The financial results of ViewCentral are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through June 30, 2016.

The acquisition of ViewCentral did not have a material impact on the Company's consolidated financial statements and therefore pro forma disclosures have not been presented.

Note 3—Financial Instruments
As of June 30, 2016 and December 31, 2015, all investment debt securities were classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed in Note 4.
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
Realized gains and losses are calculated using the specific identification method. As of June 30, 2016 and December 31, 2015, the Company had no short-term investments in a material unrealized loss position.
The components of the Company’s cash, cash equivalents, and investments classified as available-for-sale were as follows at June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$73,855	$—	$—	$73,855
Cash equivalents:
Money market funds	476	—	—	476
Total cash equivalents	476	—	—	476
Total cash and cash equivalents	$74,331	$—	$—	$74,331

Short-term investments:
Certificates of deposits	$1,250	$—	$—	$1,250
U.S. government and agency obligations	9,797	37	—	9,834
Corporate notes and U.S. government agency obligations	8,572	22	—	8,594
Total short-term investments	$19,619	$59	$—	$19,678

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$77,191	$—	$—	$77,191
Cash equivalents:
Money market funds	41	—	—	41
Total cash equivalents	41	—	—	41
Total cash and cash equivalents	$77,232	$—	$—	$77,232

Short-term investments:
Certificate of deposits	$1,500	$—	$—	$1,500
U.S. government and agency obligations	7,423	—	(16)	7,407
Corporate notes and U.S. government agency obligations	11,087	—	(17)	11,070
Total short-term investments	$20,010	$—	$(33)	$19,977

The market value and the amortized cost of available-for-sale debt securities by contractual maturities as of June 30, 2016 were as follows (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$9,339	$9,359
Between 1 and 2 years	10,280	10,319
Total	$19,619	$19,678
The Company had no realized gains or losses on sales of its investments for the three and six months ended June 30, 2016 and 2015. The Company had net proceeds from investments of $0.3 million during the six months ended June 30, 2016 and net purchases of investments of $17.2 million during the six months ended June 30, 2015.
The short-term investments in highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities in order to assess whether any of the impairments will be considered other-than-temporary. The Company did not identify any securities held as of June 30, 2016 or as of December 31, 2015 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.

Note 4—Fair Value Measurements
The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$476	$476	$—	$—
Certificates of deposit (2)	1,250	—	1,250	—
U.S. government and agency obligations (2)	9,834	—	9,834	—
Corporate notes and obligations (2)	8,594	—	8,594	—
Total	$20,154	$476	$19,678	$—
Liabilities:
Contingent consideration and related liabilities (3)	$260	$—	$—	$260
Total	$260	$—	$—	$260
_____________________________________________________________________________
(1) Included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.
(2) Included in short-term investments on the unaudited condensed consolidated balance sheets.
(3) Included in accrued expenses on the unaudited condensed consolidated balance sheets.

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
_____________________________________________________________________________
(1) Included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.
(2) Included in short-term investments on the unaudited condensed consolidated balance sheets.
(3) Included in accrued expenses on the unaudited condensed consolidated balance sheets.

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
During the six months ended June 30, 2016, the Company entered into various contractual obligations, long-term operating lease obligations and unconditional purchase commitments. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) and purchase commitments as of June 30, 2016 are as follows (in thousands):

	Unconditional Purchase Commitments (1)	Operating Lease Commitments (2)
Years ending:
Remainder of 2016	$3,314	$1,708
2017	4,991	3,332
2018	3,008	3,305
2019	3,008	2,970
2020	3,008	3,041
2021 and beyond	—	5,092
Future minimum payments	$17,329	$19,448

(1)
Included in unconditional purchase commitments is the five-year agreement with Oracle to purchase software and support services for the Company's data centers. Pursuant to the agreement, the Company is required to make payments of $0.8 million on September 1, 2016 and December 1, 2016, and annual payments of $3.0 million beginning February 2017 and ending February 2020, for a remaining balance of $13.5 million. As of June 30, 2016, we capitalized software costs of $3.4 million, net of depreciation, and recorded $1.1 million to accrued expenses and $2.2 million to other noncurrent liabilities in the unaudited condensed consolidated balance sheets. Also included in unconditional purchase commitments is the earnout payment to BridgeFront of $0.4 million in 2016 and $0.5 million in 2017. In addition, the unconditional purchase commitments include amounts payable to certain vendors.

(2)
The Company has facilities under non-cancellable operating lease agreements that expire at various dates through 2021. During the first six months of 2016 we entered into an office space lease in Hyderabad, India and in Belgrade, Serbia.

Letter of Credit
The Company extended a $1.1 million letter of credit for one year to October 1, 2016 for leased space in Dublin, California. As of June 30, 2016 there was no balance outstanding under this letter of credit.

Revolver Line of Credit
In May 2014, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan ("Revolver") to the Company in an amount not to exceed $10.0 million, with an accordion feature that allows the Company to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million. In September 2014, the Company increased the maximum borrowing amount to $15.0 million. The Revolver matures in May 2019. During the quarter ended June 30, 2015, the Company paid off the outstanding amount of $10.5 million. There is no balance outstanding as of June 30, 2016.
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
The Company incurred restructuring and other expenses of $0.1 million and $0.4 million during the three and six months ended June 30, 2016, respectively. The Company incurred restructuring and other expenses of $0.1 million and $0.2 million during the three and six months ended June 30, 2015, respectively.
The following tables set forth a summary of accrued restructuring and other expenses for the six months ended June 30, 2016 and 2015 (in thousands):

	December 31, 2015	Additions	Adjustments	Cash Payments	June 30, 2016
Facilities related costs	$17	$405	$—	$(120)	$302
Total accrued restructuring and other expenses	$17	$405	$—	$(120)	$302

	December 31, 2014	Additions	Adjustments	Cash Payments	June 30, 2015
Severance and termination-related costs	$—	$227	$—	$(227)	$—
Facilities related costs	194	7	(7)	(78)	116
Total accrued restructuring and other expenses	$194	$234	$(7)	$(305)	$116

Note 7—Net Loss Per Share
Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, the exercise of outstanding common stock options, the release of restricted stock units and purchases of shares pursuant to the Company's employee stock purchase plan ("ESPP"), to the extent these shares are dilutive. For the three and six months ended June 30, 2016 and 2015, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted Stock Units	3,893	2,494	3,655	2,644
Stock Options	586	934	611	1,016
ESPP Shares	131	69	114	69
Total	4,610	3,497	4,380	3,729

The weighted average exercise price of stock options excluded for the three and six months ended June 30, 2016 was $6.72 and $6.70, respectively, and for the three and six months ended June 30, 2015 was $6.12 and $6.03, respectively.

Note 8—Stock-based Compensation
Expense Summary
Stock-based compensation expense is measured based on the grant-date fair value of the stock-based awards. The Company recognizes stock-based compensation expense, for the portion of the awards that are ultimately expected to vest, on a straight-line basis over the requisite service period for those awards with graded vesting and service conditions.

The table below sets forth a summary of stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$144	$147	$289	$317
Restricted stock units
Performance-based awards	1,269	636	2,449	1,384
Service-based awards	5,696	4,084	10,454	7,728
ESPP shares	503	225	873	480
Total stock-based compensation	$7,612	$5,092	$14,065	$9,909

As of June 30, 2016, there was total unrecognized compensation expense of $0.6 million, $5.4 million, $27.9 million and $0.7 million related to stock options, performance-based awards, service-based awards and ESPP shares, respectively, which were expected to be recognized over weighted average periods of 1.0 year, 1.4 years, 2.1 years and 0.5 years, respectively.

The table below sets forth the functional classification of stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of recurring revenue	$453	$249	$962	$537
Cost of services and other revenue	524	237	1,036	579
Sales and marketing	2,144	1,157	4,298	2,615
Research and development	1,171	650	2,340	1,447
General and administrative	3,320	2,799	5,429	4,731
Total stock-based compensation	$7,612	$5,092	$14,065	$9,909

Performance-based Awards
In 2015, the Company granted performance-based restricted stock units with vesting contingent on successful attainment of pre-set SaaS revenue growth and recurring revenue gross profit targets over the three-year period from July 1, 2015 through June 30, 2018. During the three and six months ended June 30, 2016 expense of $0.6 million and $1.1 million, respectively, net of forfeiture, was recognized.
In 2014, the Company granted performance-based restricted stock units with vesting contingent on absolute SaaS revenue growth over the three-year period from January 1, 2014 through December 31, 2016, and on the Company’s relative total stockholder return over the three-year period from 2014 through 2016 versus an index of 17 SaaS companies. During the three and six months ended June 30, 2016 expense of $0.7 million and $1.4 million, respectively, net of forfeiture, was recognized.
Determination of Fair Value
The fair value of service-based awards is estimated based on the market value of the Company’s stock on the date of grant. Fair value of the performance-based awards, that are subject to SaaS growth is estimated based on the market value of the awards at the date of the grant, adjusted by the SaaS growth probability assessment. Fair value of the performance awards that are subject to relative stockholder return and market conditions, is calculated using a Monte Carlo simulation model that estimates the distribution of the potential outcomes of the grants of performance awards based on simulated future index of the peer companies.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. No stock options were granted during the three and six months ended June 30, 2016 and June 30, 2015.
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

Note 9—Income Taxes
Income tax expense for the three and six months ended June 30, 2016 was $0.3 million and $0.5 million, respectively, and for the three and six months ended June 30, 2015, was $0.2 million and $0.4 million, respectively. The increase in income tax expense during the three and six months ended June 30, 2016 was mainly attributable to increased sales to foreign customers subject to withholding taxes and increased income in the foreign jurisdictions subject to income taxes.

Note 10—Segment, Geographic and Customer Information
The accounting principles guiding disclosures about segments of an enterprise and related information establish standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas and major customers. The method of determining which information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer ("CEO"). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. By this definition, the Company operates in one business segment, which is the development, marketing and sale of the Company's sales and marketing effectiveness cloud software and related services.
The following table summarizes revenue for the three and six months ended June 30, 2016 and 2015 by geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States and Canada	$40,732	$33,711	$80,617	$66,132
EMEA	5,452	4,780	10,328	8,461
Asia Pacific	2,442	2,270	4,985	4,971
Other	1,125	853	2,199	1,795
	$49,751	$41,614	$98,129	$81,359

Substantially all of the Company’s long-lived assets are located in the United States and United Kingdom. Long-lived assets located outside the United States and United Kingdom are immaterial.
During the three and six months ended June 30, 2016 and 2015, no customer accounted for more than 10% of total revenue.

Note 11—Related-Party Transactions
Lithium Technologies, Inc.
In the normal course of business, the Company entered into agreements with Lithium Technologies, Inc. (“Lithium”), whose Chief Financial Officer is a member of the Company's Board of Directors.
In 2013, Lithium entered into a two-year SaaS subscription agreement with the Company, which was extended for another three years in 2015 in the amount of $138,000 per year, from which the company recognized approximately $50,000 and $88,000 in SaaS revenue during the three and six months ended June 30, 2016. In addition, during 2015, the Company entered into various agreements with Lithium for professional services, and recognized approximately $13,000 and $17,000 in professional services revenue during the three and six months ended June 30, 2016, respectively.
In 2015, the Company purchased a one-year consulting and training service contract for Social Success Services from Lithium for $60,000, which was paid in full in October 2015. As of June 30, 2016, approximately $5,000 was included in prepaid and other current assets.
In 2016, the Company purchased a one-year subscription for Lithium's Customer Community platform for $155,000, which was paid in full in April 2016. As of June 30, 2016, approximately $152,900 was included in prepaid and other current assets.

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

Overview
Callidus Software Inc., doing business as CallidusCloud® ("Company") is a global leader in cloud-based sales, marketing, learning and customer experience solutions. The Company enables its customers to accelerate their Lead to MoneyTM process with a suite of solutions that can, among other things, identify leads, implement territory and quota plans, enable sales forces, automate bid configuration pricing and quoting, manage contracts, streamline sales compensation and capture customer feedback for competitive advantage. Approximately 4,800 organizations, across a broad set of industries, rely on the Company to optimize the Lead to Money process and close more deals, faster.

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

Revenue Growth and Customer Expansion
For the three months ended June 30, 2016, we added approximately 100 net new customers and had a total of approximately 4,800 customers.

For the three months ended June 30, 2016 total revenue was $49.8 million, an increase of $8.1 million, or 20% from the three months ended June 30, 2015. Total recurring revenue, which includes SaaS and maintenance revenue, increased by 28% during the three months ended June 30, 2016 compared to the same period in 2015. SaaS revenue increased to $36.2 million, representing an increase of $9.0 million, or 33% during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Recurring revenue gross profit was 74% for the three months ended June 30, 2016 and June 30, 2015. Overall gross profit was 63% for the three months ended June 30, 2016 compared to 62% for the three months ended June 30, 2015.

Revenue related to overages (customers using our products in excess of contracted usage) was immaterial during the three and six months ended June 30, 2016 and June 30, 2015.
SaaS revenue continued to drive the increases in both recurring revenue and total revenue, reflecting continued market acceptance of our Lead to Money solutions. We have discontinued selling and supporting on-premise software for our Commissions product. Revenue from on-premise sales of our Commissions product included license fees and on-going maintenance fees paid for support and upgrades during the life of the product. We will no longer realize license fee revenue as we have stopped selling this offering. We plan to support most of our existing maintenance fee contracts and will do so through June 2017. We are experiencing a decline in maintenance fee revenue primarily due to conversion of existing customers to our cloud-based Commissions solution. We anticipate maintenance fee revenue to continue to decline through June 2017 when we anticipate that we will stop supporting any remaining on-premise customers.

Acquisitions
On June 24, 2016, the Company acquired certain assets of Badgeville, Inc. ("Badgeville"), a privately-held company and a leading technology provider in enterprise gamification and digital motivation. The Company's purchase of Badgeville is to extend digital motivation as part of the Company's Lead to Money suite. The purchase consideration was $7.5 million in cash.
On April 8, 2016, the Company acquired certain assets of ViewCentral LLC ("ViewCentral"), a privately-held company in the extended enterprise learning market. The Company's purchase of ViewCentral is to expand its Litmos mobile learning solution with a full revenue management and e-commerce platform designed for selling and optimizing profitable training for customers. The purchase consideration was $4.0 million in cash.

Application of Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations which follows is based upon our unaudited condensed consolidated financial statements prepared in accordance with U.S Generally Accepted Accounting Principles ("GAAP"). The application of GAAP requires our management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures regarding these items. We base our assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent there are material differences between these estimates and actual results, our future financial condition or results of operations will be affected. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived assets impairment, contingent consideration and income taxes have the greatest potential impact on our unaudited condensed consolidated final statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from our actual results. There were no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2016 compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements
Please refer to Note 1 of our notes to unaudited condensed consolidated financial statements for information regarding the effect of recent accounting pronouncements on our financial statements.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2016 and June 30, 2015
Revenue, Cost of Revenue and Gross Profit
The following table sets forth the changes in revenue, cost of revenue and gross profit for the three and six months ended June 30, 2016, compared to the same periods in 2015 (in thousands, except for percentage data):

	Three Months Ended June 30, 2016	Percentage of Revenues	Three Months Ended June 30, 2015	Percentage of Revenues	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$39,290	79%	$30,713	74%	$8,577	28%
Services and license	10,461	21%	10,901	26%	(440)	(4)%
Total revenue	$49,751	100%	$41,614	100%	$8,137	20%

Cost of revenue:
Recurring	$10,137	26%	$7,841	26%	$2,296	29%
Services and license	8,332	80%	8,062	74%	270	3%
Total cost of revenue	$18,469	37%	$15,903	38%	$2,566	16%

Gross profit:
Recurring	$29,153	74%	$22,872	74%	$6,281	27%
Services and license	2,129	20%	2,839	26%	(710)	(25)%
Total gross profit	$31,282	63%	$25,711	62%	$5,571	22%

	Six Months Ended June 30, 2016	Percentage of Revenues	Six Months Ended June 30, 2015	Percentage of Revenues	Increase (Decrease)	Percentage Change
Revenues:
Recurring	$76,896	78%	$59,606	73%	$17,290	29%
Services and other	21,233	22%	21,753	27%	(520)	(2)%
Total revenues	$98,129	100%	$81,359	100%	$16,770	21%

Cost of revenues:
Recurring	$20,099	26%	$16,199	27%	$3,900	24%
Services and other	16,593	78%	15,723	72%	870	6%
Total cost of revenues	$36,692	37%	$31,922	39%	$4,770	15%

Gross profit:
Recurring	$56,797	74%	$43,407	73%	$13,390	31%
Services and other	4,640	22%	6,030	28%	(1,390)	(23)%
Total gross profit	$61,437	63%	$49,437	61%	$12,000	24%

Revenue
Total Revenue.  The increase in total revenue for the three and six months ended June 30, 2016 compared to the same period in 2015 was primarily due to continued SaaS revenue growth. Adoption of our Lead to Money suite, continued cross-sell and up-sell from our current customer base, and acquisitions in 2015 contributed to our growth in revenue.
Recurring Revenue.  Recurring revenue consists of SaaS and maintenance revenue. For the three months ended June 30, 2016 compared to the same period in 2015, SaaS revenue increased by $9.0 million primarily as a result of 2015 and 2016 bookings growth, partially offset by a decrease in maintenance revenue of $0.4 million primarily resulting from customers converting from on-premise license agreements to SaaS arrangements. For the six months ended June 30, 2016 compared to the same period in 2015, SaaS revenue increased $18.6 million primarily as a result of 2015 and 2016 bookings growth, partially offset by a decrease in maintenance revenue of $1.3 million resulting from customers converting from on-premise license agreements to SaaS arrangements.
Services and License Revenue.  Services and license revenue consists of integration and configuration services, training and on-premise perpetual licenses. For the three months ended June 30, 2016 compared to the same period in 2015 license revenue decreased by $0.5 million partially offset by a $0.1 million increase in service revenue. For the six months ended June 30, 2016, license revenue decreased by $0.9 million from transitioning our license customers to our SaaS solutions partially offset by an increase of $0.4 million in services revenue.

Cost of Revenue and Gross Profit
Cost of Recurring Revenue.  The increase in cost of recurring revenue for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to a $1.2 million increase in depreciation, maintenance, equipment and other related expenses and $1.0 million increase in personnel related costs. Similarly, for the six months ended June 30, 2016 the increase in cost of recurring revenue compared to the same period in 2015 was primarily due to a $2.0 million increase in depreciation, maintenance, equipment and other related expenses as we continue to invest in hosting facilities to support our revenue growth and expanded customer base and a $1.9 million increase in personnel related costs.
Cost of Services and License Revenue.  The increase in the cost of services and license revenue during the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to a $0.3 million increase in personnel-related costs. Similarly, during the six months ended June 30, 2016 cost of service and license revenue increased compared to the same period in 2015 primarily due to a $0.9 million increase in personnel related costs.
Recurring Revenue Gross Profit. The increase in recurring revenue gross profit for the three months ended June 30, 2016 compared to the same period in 2015 reflects increased revenue of $8.6 million partially offset by a $1.2 million increase in depreciation and maintenance, equipment and other related expenses and a $1.0 million increase in personnel costs. The increase in recurring revenue gross profit for the six months ended June 30, 2016 compared to the same period in 2015 reflects increased revenue of $17.3 million partially offset by a $2.0 million increase in depreciation, maintenance, equipment and other related expenses and a $1.9 million increase in personnel related costs.
Services and License Revenue Gross Profit. The decrease in services and license revenue gross profit for the three months ended June 30, 2016 compared to the same period in 2015 was attributable to an increase of $0.3 million in personnel related costs, and a $0.5 million decrease in license revenue, partially offset by a $0.1 million increase in service revenues. For the six months ended June 30, 2016 compared to the same period in 2015, the decrease in services and license gross profit was attributable to a $0.9 million increase in personnel related costs and a $0.9 million decrease in license revenue partially offset by a $0.4 million increase in services revenue.

Operating Expenses
The following table outlines the changes in operating expenses for the three and six months ended June 30, 2016, compared to the same period in 2015 (in thousands, except percentage data):

	Three Months Ended June 30, 2016	Percentage of Revenues	Three Months Ended June 30, 2015	Percentage of Revenues	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$19,682	40%	$14,796	36%	$4,886	33%
Research and development	7,248	15%	6,002	14%	1,246	21%
General and administrative	9,296	19%	9,112	22%	184	2%
Restructuring and other expenses	86	—%	118	—%	(32)	(27)%
Total operating expenses	$36,312	73%	$30,028	72%	$6,284	21%

	Six Months Ended June 30, 2016	Percentage of Total Revenues	Six Months Ended June 30, 2015	Percentage of Total Revenues	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$38,585	39%	$28,522	35%	$10,063	35%
Research and development	14,490	15%	12,040	15%	2,450	20%
General and administrative	17,551	18%	16,530	20%	1,021	6%
Restructuring and other expenses	402	—%	234	—%	168	72%
Total operating expenses	$71,028	72%	$57,326	70%	$13,702	24%

Sales and Marketing.  The increase for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to an increase in sales capacity and marketing headcount, resulting in a $2.6 million increase in personnel related costs, which includes an increase of $1.0 million in stock-based compensation expense. In addition, travel and other related expenses increased by $1.6 million and marketing events increased by $0.7 million. The increase for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to an increase of $6.1 million in personnel related costs, which includes an increase of $1.7 million in stock-based compensation expense and a $1.0 million increase in commissions expense due to higher bookings in 2015, a $2.7 million increase in travel and related expense, and a $1.2 million increase in marketing events.
Research and Development.  The increase for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to a $1.1 million increase in personnel related costs, which includes an increase in stock-based compensation expense of $0.5 million, and an increase of $0.1 million in maintenance agreements. The increase for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to a $1.6 million increase in personnel related costs, which includes an increase in stock-based compensation expense of $0.9 million, as well as an increase of $0.5 million in consulting costs and an increase of $0.4 million in maintenance agreements as we continue to invest in product development.
General and Administrative.  The increase for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to a $0.8 million increase in personnel related costs, which includes $0.5 million in stock-based compensation expense, offset by a $0.6 million decrease in corporate expenses. The increase for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to a $1.2 million increase in personnel related costs, which includes a $0.7 million increase in stock-based compensation expense, offset by a $0.2 million decrease in corporate expenses.
Restructuring and Other.  Restructuring and other expense for the three and six months ended June 30, 2016 relates to the relocation of our Birmingham, Alabama offices. For the same periods in 2015, we incurred severance costs related to the elimination of a position.

Stock-based Compensation
The following table sets forth a summary of our stock-based compensation expenses for the three and six months ended June 30, 2016, compared to the same period in 2015 (in thousands, except percentage data):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenue	$453	$249	$204	82%
Cost of services revenue	524	237	287	121%
Sales and marketing	2,144	1,157	987	85%
Research and development	1,171	650	521	80%
General and administrative	3,320	2,799	521	19%
Total stock-based compensation	$7,612	$5,092	$2,520	49%

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenues	$962	$537	$425	79%
Cost of services revenues	1,036	579	457	79%
Sales and marketing	4,298	2,615	1,683	64%
Research and development	2,340	1,447	893	62%
General and administrative	5,429	4,731	698	15%
Total stock-based compensation	$14,065	$9,909	$4,156	42%

The increase for the three and six month periods ended June 30, 2016 compared to the same periods in 2015 was primarily due to the timing of restricted stock unit grants, an increased stock price and increased employee stock purchase plan participation.

Other Items
The following table sets forth changes in other items for the three and six months ended June 30, 2016, compared to the same period in 2015 (in thousands, except percentage data):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other expense, net	$(277)	$(186)	$(91)	49%
Interest expense	(39)	(56)	17	(30)%
	$(316)	$(242)	$(74)	31%
Provision for income taxes	$341	$165	$176	107%

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other expense, net	$(52)	$(376)	$324	(86)%
Interest expense	(82)	(123)	41	(33)%
	$(134)	$(499)	$365	(73)%
Provision for income taxes	$497	$379	$118	31%

Interest Income and Other Expense, Net
Interest income and other expense decreased during the three months ended June 30, 2016 compared to the same period in 2015, primarily due to a higher foreign exchange loss of $0.1 million. Interest income and other expense increased during the six months ended June 30, 2016 compared to the same period in 2015, primarily due to lower foreign exchange loss of $0.3 million during the first six months of 2016 compared to the same period in 2015.
Interest Expense
Interest expense for the three and six months ended June 30, 2016 was comparable to the same periods in 2015.
Provision for Income Taxes
Income tax expense for the three months ended June 30, 2016 compared to the same period in 2015 increased by $0.2 million and for the six months ended June 30, 2016 compared to the same period in 2015 increased by $0.1 million. The increase in income tax expense during the three and six months ended June 30, 2016 was mainly attributable to increased sales to foreign customers subject to withholding taxes and increased income in the foreign jurisdictions subject to income taxes.

Liquidity and Capital Resources
As of June 30, 2016, our principal sources of liquidity were cash and cash equivalents and short-term investments of $94.0 million and accounts receivable of $46.0 million, compared to $97.2 million and $43.5 million at December 31, 2015, respectively.
In March 2015, we completed a stock offering in which we issued 5.3 million shares of our common stock at a public offering price of $13.00 per share. We received net proceeds of $64.4 million after deducting underwriting discounts and commissions of $4.1 million and other offering expenses of $0.3 million.
In May 2014, we entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan to us in an amount not to exceed $10.0 million, with an accordion feature that allows us to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million ("Revolver"). The Revolver matures in May 2019. Outstanding borrowings under the Revolver bear interest, at our option, at a base rate plus an applicable margin. The applicable margin ranges between 0.75% and 2.25% depending on our leverage ratio. In September 2014, we exercised the accordion feature and increased the maximum borrowing amount to $15.0 million. Interest is payable every three months. As of June 30, 2016 we had no outstanding borrowings under the Revolver.
The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$12,975	$10,651
Net cash used in investing activities	$(15,600)	$(25,795)
Net cash provided by financing activities	$37	$53,238

Cash Flows During the Six Months Ended June 30, 2016
Net cash provided by operating activities was $13.0 million for the six months ended June 30, 2016 compared to $10.7 million net cash provided in the six months ended June 30, 2015. During the six months ended June 30, 2016, net loss was $10.2 million, which included $14.1 million in stock-based compensation and $6.4 million in depreciation and amortization expense. Changes in operating assets and liabilities provided $1.7 million in cash during the first six months of 2016, primarily driven by an increase in deferred revenue of $6.0 million, and an increase in accrued expenses and accounts payable of $1.9 million, partially offset by an increase in accounts receivable of $3.3 million, a decrease in accrued payroll and related expenses of $2.0 million, and an increase in prepaid and other assets of $0.6 million.
Net cash used in investing activities was $15.6 million during the six months ended June 30, 2016, compared to $25.8 million cash used in the six months ended June 30, 2015. During the six months ended June 30, 2016, net cash used in investing activities included $7.5 million for the acquisition of certain assets of Badgeville Inc., $4.0 million for the acquisition of certain assets of ViewCentral LLC, $3.9 million for purchases of software and other equipment for our data center investments, and $0.4 million for the purchase of intangible assets partially offset by $0.3 million in net proceeds from investments. In the first six months of 2015, we purchased investments of $17.6 million and incurred capital expenditures of $8.3 million.
Net cash provided by financing activities was $37 thousand during the six months ended June 30, 2016, compared to $53.2 million cash provided in the six months ended June 30, 2015. During the six months ended June 30, 2016, the increase in cash provided by financing activities was primarily due to $2.0 million of proceeds from the issuance of common stock, partially offset by $1.8 million for the repurchase of restricted stock from employees for payment of taxes on vesting of restricted stock units and a $0.1 million holdback payment related to our BridgeFront acquisition. During the first six months of 2015, we received proceeds of $64.4 million, net of issuance costs, from the follow-on offering.
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

Contractual Obligations and Commitments
Please refer to Note 5 of our notes to unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. For additional information on existing unconditional purchase commitments, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements
With the exception of the above contractual obligations referred to in Note 5 of our notes to unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, we have no material off-balance sheet arrangements that have not been recorded in our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three and six months ended June 30, 2016, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion on the market risks we encounter.

Item 4. Controls and Procedures
Evaluation of Disclosures Controls and Procedures
Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) or 15d-15(e)) as of June 30, 2016, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures.

Changes in Internal Control Over Financial Reporting
In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our CEO and CFO did not identify any changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of $10.2 million during the six months ended June 30, 2016, $13.1 million in 2015, $11.6 million in 2014, and $21.4 million in 2013. We had an accumulated deficit of $294.1 million as of June 30, 2016. We intend to continue to invest in our business, including with respect to our employee base; sales and marketing efforts; development of new products, services, and features; and improvement of our existing products, services, and features. Therefore, to achieve profitability, we must increase our revenue, particularly our recurring revenue by entering into more and larger sales transactions while limiting customer churn, and manage our cost structure in line with our revenue. If we fail to do so, our future results and financial condition will be adversely affected and we may be unable to continue operating.

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

Because we recognize recurring revenue and maintenance revenue ratably over the terms of the related subscription agreements and maintenance support agreements, most of our revenue each quarter results from recognition of deferred revenue related to agreements entered into during previous quarters. Consequently, declines in new or renewed subscription agreements and maintenance agreements, or termination of existing subscription agreements and maintenance agreements that occur in one quarter will largely be felt in both the existing quarter and in future quarters, both because we may be unable to generate sufficient new revenue to offset the decline and because we may be unable to adjust our operating costs and capital expenditures to align with the changes in revenue. Our subscription model makes it more difficult for us to increase our revenue rapidly in any period, because revenue from new customers must be recognized over the applicable subscription term. Furthermore, although our business model is primarily focused on recurring revenue and we do not intend to sell on-premise licenses, we anticipate continuing to recognize license revenue primarily only from upgrades reflecting additional usage over the contracted amount. License revenue is difficult to forecast and is likely to fluctuate due to many factors that are beyond our control including transition of license customers to recurring revenue models. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as definitive indicators of future performance. Other factors that may cause our revenue and operating results to fluctuate include:

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

We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly in future periods. For example, from the end of fiscal 2015 through June 30, 2016, our employee headcount increased from 901 to 997 employees, and our number of customers increased from approximately 4,600 to 4,800. We anticipate that we will continue to significantly expand our operations and headcount in the near term, and that our customer base will continue to expand. The growth and expansion of our business and our product and service offerings place a significant strain on our management, operations, sales and marketing, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our sales and marketing teams and our ability to manage headcount, capital and business processes in an efficient manner.

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

Our customers have no obligation to renew their SaaS subscriptions or maintenance support arrangements after the expiration of the subscription or maintenance period, which is typically 12 to 24 months. Customers may elect not to renew, or may renew for fewer seat licenses or shorter contract terms for a number of reasons, including a change in corporate priorities or personnel. In addition, we offer a pay-as-you-go model, whereby customers can pay for our SaaS services on a monthly basis without a long-term commitment, which may unexpectedly increase the rate of customer non-renewals and thus negatively and unpredictably affect our recurring revenue. If our customer renewal rates decline, which may occur as a result of many factors, including reduced budgets, insourcing decisions or dissatisfaction with our service, our revenue will be adversely affected and our business will suffer.
We have discontinued selling and supporting on-premise software for our Commissions product. Revenue from on-premise sales of our Commissions product included license fees and on-going maintenance fees paid for support and upgrades during the life of the product. We will no longer realize license fee revenue as we have stopped selling this offering. We plan to support most of our existing maintenance fee contracts and will do so through June 2017. We are experiencing a decline in maintenance fee revenue primarily due to conversion of existing customers to our cloud-based Commissions solution. We anticipate maintenance fee revenue to continue to decline through June 2017 when we anticipate that we will stop supporting any remaining on-premise customers. If we are unsuccessful in converting the existing on-premise customers to our SaaS platform we could experience a material adverse impact to our revenue.

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

The vote by the United Kingdom to leave the European Union could adversely affect us.

The recent vote in the United Kingdom authorizing its exit from the European Union (referred to as “Brexit”), could over time create uncertainty and disrupt our business. For example, our relationships with customers or prospective customers, data centers and other vendors, and employees could change in unpredictable ways and have an adverse effect on our business, financial results and operations, and could also have an adverse impact on our bookings. The Brexit vote is non-binding and it appears that negotiations about the specific terms of the United Kingdom’s future relationship with the European Union are unpredictable. For example, important issues such as trade and tariff, immigration, intellectual property and commercial regulation may be modified during a transition period or permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers or prospective customers, vendors, and employees. In addition, Brexit could lead to legal uncertainty and divergent national laws and regulations where previously European Union laws and regulations prevailed.  Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
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

Many of our competitors, particularly our enterprise resource planning competitors, have longer operating histories with significantly greater financial, technical, marketing, service and other resources. Many also have a larger installed base of users, larger marketing budgets, broader relationships, established distribution agreements, and greater name recognition. Some of our competitors' products may also be more effective at performing particular sales effectiveness or incentive compensation management system functions or may be more customized for particular customer needs in any given market. Even if our competitors provide products with less sales performance management or incentive compensation management system functionality than our solutions, their products may incorporate other capabilities, such as recording and accounting for transactions, customer orders or inventory management. A product that performs these functions, along with the functions of our solutions, may appeal to some customers by reducing the number of software applications they use in their business. Our competitors, especially larger competitors, may also bundle incentive compensation management or other functionalities with their other offerings, rendering our software less competitive from a pricing perspective.

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

We have developed a strong and trusted brand that is associated with our solutions and services and that brand has contributed to the success of our business. Our brand is based on customer trust in our solutions and the implementations of our solutions in their businesses, across a broad range of industries. To continue to expand our customer base, it is important that we maintain, protect and enhance our brand. Our ability to achieve that goal depends largely on our ability to maintain our customers’ trust and continue to provide high-quality and secure solutions. Negative publicity could harm our reputation and customer confidence in and use of our solutions, whether that negative publicity relates to our industry or our company, the quality and reliability of our solutions, our risk management processes, our privacy and security practices, or other issues experienced by our customers. Accordingly, harm to our brand can stem from many sources, such as if we fail to satisfy expectations of service and quality, inadequately protect sensitive information or experience compliance failures. If we do not successfully maintain a strong and trusted brand, our business and financial results may be harmed.

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

Our customers can use our solutions to store compensation and other personal identifying information about their sales personnel that is or may be considered personal data in some jurisdictions and, therefore, may be subject to this evolving legislation, regulation or heightened public scrutiny. In addition to the potential adoption of new laws and regulations in the United States and internationally, evolving definitions and norms regarding personal data may require us to adapt our business practices, or limit or inhibit our ability to operate or expand our business.

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

As part of our business strategy, we evaluate opportunities to expand and enhance our product and service offerings to meet customer needs, increase our market opportunities and grow revenue through internal development efforts and external acquisitions and partnerships. We have completed a number of acquisitions in recent years, including the acquisition of certain assets of Badgeville, Inc. and ViewCentral, LLC in 2016, the acquisition of BridgeFront LLC in 2015 and the acquisitions of LeadRocket, Inc. and Clicktools Ltd. in 2014. We may continue to acquire or make investments in other companies, products, services and technologies in the future. Acquisitions and investments may cause disruptions in, or add complexity to, our operations and involve a number of risks, including the following:

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

•
we may find that the acquired businesses or assets do not further our business strategy, or that we overpaid for the businesses or assets, or that we do not realize the expected operating efficiencies or product integration benefits;

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

These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows. Furthermore, during periods of operational expansion, we often need to increase the size of our staff, our related operations and third party partnerships, and potentially amplify our financial and accounting controls to ensure they remain effective. Such changes may increase our expenses, and there is no assurance that our infrastructure will be sufficiently scalable to efficiently manage any growth that we may experience. If we are unable to leverage our operating cost investments as a percentage of revenue, our ability to generate or increase profits will be adversely impacted. In addition, from time to time, we may enter into negotiations for acquisitions and other investments that are not ultimately consummated, which could result in significant expense and diversion of management attention.

Some of our products rely on third-party software licenses to operate, and the loss of or inability to maintain these licenses, or errors, discontinuations or updates to that software, could result in higher costs, delayed sales, customer claims or termination of existing agreements.

We license technology and content from several software providers for our reporting, analytics, training, and integration applications, and we anticipate continuing to license technologies and content from these or other providers in connection with our current and future products. We also rely on generally available third-party software to run our applications. Any of these software applications may not continue to be available on commercially reasonable terms, if at all, or new versions may be released that are incompatible with our offerings. Some of the products could be difficult to replace, and developing or integrating new software with our products could require months or years of design and engineering work. Modification or loss of access to any of these technologies could result in delays in providing our products until equivalent technology or content is developed or, if available, is identified, licensed and integrated. Acquisitions of third-party technologies or content by other companies, including our competitors, may have a material adverse impact on us if the acquirer seeks to cancel or change the terms of our license.

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

Our offshore product development, support and professional services may prove difficult to manage and may not allow us to realize our growth and cost reduction goals, or produce effective new solutions.

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

From time to time, we receive claims that our products, services offerings or business infringe or misappropriate the intellectual property rights of third parties, and we have in the past, and may continue in the future, to assert claims of infringement against third parties on such bases, such as the lawsuit we settled with Versata Software, Inc., Versata Development Group, Inc. and Versata, Inc. in November 2014. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. For more information, see "Item 3. Legal Proceedings." We believe that claims of infringement are likely to increase as the functionalities of our solutions expand and we introduce new solutions, including technology acquired or licensed from third parties. Any infringement claim, whether offensive or defensive, could:

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

Our services revenue, which includes fees for consulting, implementation and training, represented 24% of our revenue in 2015 and 21% of our revenue for the six months ended June 30, 2016. Our services revenue has a substantially lower gross margin than our recurring revenue.

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

We deploy solutions, such as large enterprise-wide deployments, that require a substantial degree of technical and logistical expertise, personnel commitments, and mutual cooperation to achieve milestone and other commitments by both us and our customers. It may be difficult for us to manage these deployments, including the timely allocation of personnel and resources by us and our customers. Failure to successfully manage the process could harm our reputation, both generally and with specific customers, harming our sales and causing customer disputes, which could adversely affect our revenue and increase our technical support and litigation costs. If actual remediation services exceed our accrued estimates, we could be required to take additional charges, which could be material.

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

CALLIDUS SOFTWARE INC.

Date:	August 4, 2016	By:	/s/ BOB L. COREY
Bob L. Corey
Executive Vice President, Chief Financial Officer
(duly authorized officer)

EXHIBIT INDEX TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements