Form 10-Q
period 2016-09-30
CALLIDUS SOFTWARE INC
filed 2016-11-03
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
There were 63,481,831 shares of the registrant’s common stock, par value $0.001, outstanding on October 27, 2016, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$167,116	$77,232
Short-term investments	19,123	19,977
Accounts receivable, net of allowances of $1,449 and $1,310 at September 30, 2016 and December 31, 2015, respectively	48,444	43,461
Prepaid and other current assets	14,699	11,385
Total current assets	249,382	152,055
Property and equipment, net	31,566	20,540
Goodwill	56,682	50,146
Intangible assets, net	17,684	14,885
Deposits and other noncurrent assets	3,947	4,016
Total assets	$359,261	$241,642
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,572	$3,636
Accrued payroll and related expenses	13,983	12,510
Accrued expenses	18,627	11,017
Deferred revenue	88,690	74,644
Total current liabilities	124,872	101,807
Deferred revenue, noncurrent	4,308	5,186
Deferred income taxes, noncurrent	1,455	1,477
Other noncurrent liabilities	6,401	4,371
Total liabilities	137,036	112,841
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 65,040 and 58,612 shares issued and 62,701 and 56,273 shares outstanding at September 30, 2016 and December 31, 2015, respectively	63	56
Additional paid-in capital	538,225	428,776
Treasury stock; 2,339 shares at September 30, 2016 and December 31, 2015	(14,430)	(14,430)
Accumulated other comprehensive loss	(3,597)	(1,735)
Accumulated deficit	(298,036)	(283,866)
Total stockholders’ equity	222,225	128,801
Total liabilities and stockholders’ equity	$359,261	$241,642

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Recurring	$41,465	$34,301	$118,361	$93,907
Services and license	11,042	10,643	32,275	32,396
Total revenue	52,507	44,944	150,636	126,303
Cost of revenue:
Recurring	10,948	9,034	31,047	25,233
Services and license	9,229	8,318	25,822	24,041
Total cost of revenue	20,177	17,352	56,869	49,274
Gross profit	32,330	27,592	93,767	77,029

Operating expenses:
Sales and marketing	18,357	14,855	56,942	43,377
Research and development	8,637	6,846	23,127	18,886
General and administrative	8,894	7,883	26,445	24,413
Restructuring and other	80	—	482	234
Total operating expenses	35,968	29,584	106,996	86,910
Operating loss	(3,638)	(1,992)	(13,229)	(9,881)
Interest income and other expense, net	(3)	(38)	(55)	(414)
Interest expense	(48)	(26)	(130)	(149)
Loss before provision for income taxes	(3,689)	(2,056)	(13,414)	(10,444)
Provision for income taxes	258	187	755	566
Net loss	$(3,947)	$(2,243)	$(14,169)	$(11,010)
Net loss per share
Basic and diluted	$(0.07)	$(0.04)	$(0.25)	$(0.20)

Weighted average shares used in computing net loss per share:
Basic and diluted	58,009	56,104	57,237	54,156

Comprehensive loss:
Net loss	$(3,947)	$(2,243)	$(14,169)	$(11,010)
Unrealized gain on available-for-sale securities	(18)	15	41	19
Foreign currency translation adjustments	(367)	(674)	(1,902)	(553)
Comprehensive loss	$(4,332)	$(2,902)	$(16,030)	$(11,544)

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(14,169)	$(11,010)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	5,656	4,501
Amortization of intangible assets	4,616	3,985
Provision for doubtful accounts	1,227	1,097
Stock-based compensation	20,910	13,924
Loss on foreign currency from market-to-market derivative	(1)	—
Excess tax benefit from stock-based compensation	(26)	(29)
Deferred income taxes	13	(381)
Loss on disposal of property and equipment	22	10
Net amortization on investments	132	78
Changes in operating assets and liabilities:
Accounts receivable	(6,037)	3,373
Prepaid and other current assets	(3,374)	487
Other noncurrent assets	118	104
Accounts payable	19	3
Accrued expenses	(225)	17
Accrued payroll and related expenses	1,473	14
Accrued restructuring and other expenses	314	(99)
Deferred revenue	10,101	4,448
Net cash provided by operating activities	20,769	20,522
Cash flows from investing activities:
Purchases of investments	(12,113)	(19,444)
Proceeds from maturities and sale of investments	12,876	3,554
Purchases of property and equipment	(7,091)	(9,548)
Purchases of intangible assets	(687)	(524)
Acquisitions, net of cash acquired	(11,500)	(4,365)
Net cash used in investing activities	(18,515)	(30,327)
Cash flows from financing activities:
Proceeds from follow-on offering, net of issuance costs	87,144	64,372
Proceeds from issuance of common stock	4,082	4,236
Restricted stock units acquired to settle employee withholding liability	(2,705)	(2,656)
Excess tax benefit from stock-based compensation	26	29
Repayment of line of credit	—	(10,482)
Payment of consideration related to acquisitions	(510)	(1,802)
Payment of principal under capital leases	—	(778)
Net cash provided by financing activities	88,037	52,919
Effect of exchange rates on cash and cash equivalents	(407)	(197)
Net increase in cash and cash equivalents	89,884	42,917
Cash and cash equivalents at beginning of period	77,232	34,200
Cash and cash equivalents at end of period	$167,116	$77,117
Supplemental disclosures of cash flow information:
Cash paid for interest on capital leases	$—	$18
Cash paid for interest on line of credit	$68	$122
Non-cash investing and financing activities:
Purchases of property and equipment through accounts payable and other current and non current accrued liabilities	$9,392	$3,516
See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Summary of Significant Accounting Policies

Basis of Presentation and Summary of Accounting Policies
All amounts included herein related to these condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015 for Callidus Software Inc., doing business as CallidusCloud ("Company"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations regarding interim financial statements.
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

Recurring Revenue. Recurring revenue, which includes SaaS revenue and maintenance revenue, is recognized ratably over the stated contractual period. SaaS revenue consists of subscription fees from customers accessing the Company's cloud-based service offerings. Maintenance revenue consists of fees from customers purchasing licenses and receiving support for such on-premise solutions. The Company also recognizes SaaS and maintenance revenue associated with customers using its products in excess of contracted usage ("Overages"). Overages are primarily attributed to SaaS products and such Overages are recorded in SaaS revenue in the period incurred. Revenue related to Overages was immaterial during the three and nine month periods ended September 30, 2016 and 2015.

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

Multiple-deliverable arrangements with on-demand subscription. For on-demand subscription agreements with multiple deliverables, the Company evaluates each element to determine whether it represents a separate unit of accounting. The Company determines the best estimated selling price of each deliverable in an arrangement based on a selling price hierarchy of methods contained in Finance Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) No. 2009-13, "Revenue Recognition (Accounting Standards Codification (“ASC”) Topic 605)-Multiple-Deliverable Revenue Arrangements." The best estimated selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. Total arrangement fees are allocated to each element using the relative selling price method. The Company has currently established VSOE for most deliverables, except for fixed fee service arrangements and on-premise software licenses.

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

Recent Accounting Pronouncements
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for certain cash receipts and cash payments. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating its expected adoption method and timeline, and the impact this ASU will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting," which simplifies the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities on the balance sheet, and classification of employee taxes paid on statement of cash flows when an employer withholds shares for tax-withholding purposes. The new standard is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. The Company has elected not to early adopt. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

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

The preliminary purchase price allocation for Badgeville is summarized as follows (in thousands):

Fair Value
Net liabilities assumed	$(1,791)
Intangible assets	5,200
Goodwill	4,091
Total purchase price	$7,500

The fair value of the net liabilities assumed, the intangible assets and the related goodwill are preliminary and may be subject to change upon completing the final valuation assessment.

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company made various estimates and assumptions. The methodologies used in valuing the intangible assets include, but are not limited to, cost approach for customer contracts and related relationships, multiple period excess earnings method for developed technology and the relief-from-royalty method for trademarks, tradenames and domain names.

The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled workforce in accordance with generally accepted accounting principles. The goodwill balance is primarily attributed to the extension of gamification and digital motivation to the Company's Lead to Money suite. The goodwill balance is not deductible for U.S. income tax purposes.
The Company did not record any in-process research and development intangible assets in connection with the acquisition.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives, as of the date of the Badgeville acquisition (in thousands):

	Fair Value	Weighted Average Useful Life	Consolidated statements of comprehensive loss Classification:Amortization expense
Customer contracts and related relationships	$700	3 years	Sales and marketing expense
Developed technology	4,300	5 years	Cost of sales
Trademarks / trade names / domain names	200	7 years	General and administrative
Total intangible assets subject to amortization	$5,200

The financial results of Badgeville are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through September 30, 2016.

The acquisition of Badgeville did not have a material impact on the Company's condensed consolidated financial statements and therefore pro forma disclosures have not been presented.

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

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company made various estimates and assumptions. The methodologies used in valuing the intangible assets include, but are not limited to, multiple period excess earnings method for customer contracts and related relationships and order backlog and the relief-from-royalty method for developed technology.

The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled workforce in accordance with generally accepted accounting principles. The goodwill balance is primarily attributed to the anticipated synergies from the expanded market opportunities for the Company's Litmos mobile learning applications. The goodwill balance is not deductible for U.S. income tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisition.

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

The financial results of ViewCentral are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through September 30, 2016.

The acquisition of ViewCentral did not have a material impact on the Company's consolidated financial statements and therefore pro forma disclosures have not been presented.

Note 3—Financial Instruments
As of September 30, 2016 and December 31, 2015, all investment debt securities were classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed in Note 4.
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
Realized gains and losses are calculated using the specific identification method. As of September 30, 2016 and December 31, 2015, the Company had no short-term investments in a material unrealized loss position.

The components of the Company’s cash, cash equivalents, and investments classified as available-for-sale were as follows at September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$166,087	$—	$—	$166,087
Cash equivalents:
Money market funds	1,029	—	—	1,029
Total cash equivalents	1,029	—	—	1,029
Total cash and cash equivalents	$167,116	$—	$—	$167,116

Short-term investments:
Certificates of deposits	$1,250	$—	$—	$1,250
U.S. government and agency obligations	9,613	28	(1)	9,640
Corporate notes and obligations	8,219	19	(5)	8,233
Total short-term investments	$19,082	$47	$(6)	$19,123

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$77,191	$—	$—	$77,191
Cash equivalents:
Money market funds	41	—	—	41
Total cash equivalents	41	—	—	41
Total cash and cash equivalents	$77,232	$—	$—	$77,232

Short-term investments:
Certificate of deposits	$1,500	$—	$—	$1,500
U.S. government and agency obligations	7,423	—	(16)	7,407
Corporate notes and obligations	11,087	—	(17)	11,070
Total short-term investments	$20,010	$—	$(33)	$19,977

The market value and the amortized cost of available-for-sale debt securities by contractual maturities as of September 30, 2016 were as follows (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$8,975	$8,994
Between 1 and 2 years	10,107	10,129
Total	$19,082	$19,123
The Company had no realized gains or losses on sales of its investments for the three and nine months ended September 30, 2016 and 2015. The Company had net proceeds from investments of $0.8 million during the nine months ended September 30, 2016 and net purchases of investments of $15.9 million during the nine months ended September 30, 2015.
The short-term investments in highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities in order to assess whether any of the impairments will be considered other-than-temporary. The Company did not identify any securities held as of September 30, 2016 or as of December 31, 2015 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.

Note 4—Fair Value Measurements
The Company measures financial assets at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$1,029	$1,029	$—	$—
Certificates of deposit (2)	1,250	—	1,250	—
U.S. government and agency obligations (2)	9,640	—	9,640	—
Corporate notes and obligations (2)	8,233	—	8,233	—
Total	$20,152	$1,029	$19,123	$—
Liabilities:
Contingent consideration and related liabilities (3)	$330	$—	$—	$330
Total	$330	$—	$—	$330
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

Valuation of Investments
Level 1 and Level 2

The Company’s available-for-sale securities include money market funds, certificates of deposit, corporate notes, and U.S. government and agency obligations. The Company values these securities using a pricing matrix from a pricing service provider, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). The Company classifies all of its available-for-sale securities, except for money market funds, as having Level 2 inputs. The Company validates the estimated fair value of certain securities from a pricing service provider on a quarterly basis. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.
During the third quarter of 2016 the Company hedged a Euro denominated receivable in the amount of 0.9 million and an Australian Dollar denominated receivable in the amount of 0.2 million, to reduce the risk that earnings would be adversely affected by changes in the Euro and Australian Dollar currency exchange rates. The total notional value of the derivative instruments acquired during the quarter ending September 30, 2016 was $1.1 million. The Company accounts for the derivative instruments at fair value with changes in the fair value recorded as a component of interest income and other income (expense), net. During the quarter ended September 30, 2016, such changes were immaterial.

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
During the nine months ended September 30, 2016, the Company entered into various contractual obligations, long-term operating lease obligations and unconditional purchase commitments. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) and purchase commitments as of September 30, 2016 are as follows (in thousands):

	Unconditional Purchase Commitments (1) (2)	Operating Lease Commitments (3)
Years ending:
Remainder of 2016	$10,227	$884
2017	8,663	3,661
2018	7,115	4,190
2019	3,117	3,880
2020	3,119	3,979
2021 and beyond	—	6,430
Future minimum payments	$32,241	$23,024

(1)
Included in unconditional purchase commitments is the five-year agreement with Oracle to purchase software and support services for the Company's data centers. Pursuant to the agreement, the Company is required to make payments of $0.8 million on September 1, 2016 and December 1, 2016, and annual payments of $3.0 million beginning February 2017 and ending February 2020, for a remaining balance of $12.8 million. As of September 30, 2016, the Company capitalized software costs of $3.2 million, net of depreciation, and recorded $1.7 million to accrued expenses and $2.2 million to other noncurrent liabilities in the unaudited condensed consolidated balance sheets.

(2)
Also included in unconditional purchase commitments are agreements for capital purchases and maintenance services entered into by the Company in September 2016. The total amount of $10.5 million was not included in accrued expenses as of September 30, 2016. In addition, the unconditional purchase commitments include amounts payable to certain vendors.

(3)
The Company has facilities under non-cancellable operating lease agreements that expire at various dates through 2021. During the first nine months of 2016 the Company entered into an office space lease for the expansion of the Company's headquarters in Dublin, California, as well as office space leases for facilities in Hyderabad, India and Belgrade, Serbia.

Letter of Credit
During the third quarter of 2016, the Company increased its letter of credit to $1.4 million for one year to October 1, 2017 for its leased space in Dublin, California. As of September 30, 2016 there was no balance outstanding under this letter of credit.
Revolver Line of Credit
In May 2014, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan ("Revolver") to the Company in an amount not to exceed $10.0 million, with an accordion feature that allows the Company to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million. In September 2014, the Company increased the maximum borrowing amount to $15.0 million. The Revolver matures in May 2019. During the quarter ended June 30, 2015, the Company paid off the outstanding amount of $10.5 million. There is no balance outstanding as of September 30, 2016.
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

Note 6—Restructuring and Other
Restructuring and other expenses primarily consist of costs associated with exit from excess facilities and employee terminations.
The Company incurred restructuring and other expenses of $0.1 million and $0.5 million during the three and nine months ended September 30, 2016, respectively. The Company did not incur restructuring and other expenses during the three months ended September 30, 2015, and incurred $0.2 million during the nine months ended September 30, 2015.
The following tables set forth a summary of accrued restructuring and other expenses for the nine months ended September 30, 2016 and 2015 (in thousands):

	December 31, 2015	Additions	Adjustments	Cash Payments	September 30, 2016
Facilities related costs	$17	$483	$18	$(187)	$331
Total accrued restructuring and other expenses	$17	$483	$18	$(187)	$331

	December 31, 2014	Additions	Adjustments	Cash Payments	September 30, 2015
Severance and termination-related costs	$—	$227	$—	$(227)	$—
Facilities related costs	194	7	—	(152)	49
Total accrued restructuring and other expenses	$194	$234	$—	$(379)	$49

Note 7—Net Loss Per Share
Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, the exercise of outstanding common stock options, the release of restricted stock units and purchases of shares pursuant to the Company's employee stock purchase plan ("ESPP"), to the extent these shares are dilutive. For the three and nine months ended September 30, 2016 and 2015, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted Stock Units	3,727	3,120	3,679	2,803
Stock Options	509	806	577	945
ESPP Shares	36	13	30	4
Total	4,272	3,939	4,286	3,752

The weighted average exercise price per share of stock options excluded for the three and nine months ended September 30, 2016 was $6.72 and $6.71, respectively, and for the three and nine months ended September 30, 2015 was $6.35 and $6.12, respectively.

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

The table below sets forth a summary of stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$145	$147	$433	$464
Restricted stock units
Performance-based awards	1,352	986	3,801	2,370
Service-based awards	4,951	2,651	15,404	10,379
ESPP shares	398	231	1,272	711
Total stock-based compensation	$6,846	$4,015	$20,910	$13,924

As of September 30, 2016, there was total unrecognized compensation expense of $25.7 million, $4.4 million, $0.4 million, and $0.6 million related to service-based awards, performance-based awards, stock options, and ESPP shares, respectively, which were expected to be recognized over weighted average periods of 1.9 years, 1.2 years, 0.8 years, and 0.5 years, respectively.

The table below sets forth the functional classification of stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of recurring revenue	$388	$269	$1,350	$806
Cost of services and license	530	277	1,566	856
Sales and marketing	2,261	1,316	6,558	3,931
Research and development	1,251	745	3,591	2,192
General and administrative	2,416	1,408	7,845	6,139
Total stock-based compensation	$6,846	$4,015	$20,910	$13,924
Performance-based Awards
In 2015, the Company granted performance-based restricted stock units with vesting contingent on successful attainment of pre-set SaaS revenue growth and recurring revenue gross profit targets over the three-year period from July 1, 2015 through June 30, 2018. During the three and nine months ended September 30, 2016 expense of $0.4 million and $1.2 million, respectively, net of forfeiture, was recognized.
In 2014, the Company granted performance-based restricted stock units with vesting contingent on absolute SaaS revenue growth over the three-year period from January 1, 2014 through December 31, 2016, and on the Company’s relative total stockholder return over the three-year period from 2014 through 2016 versus an index of 17 SaaS companies. During the three and nine months ended September 30, 2016 expense of $0.8 million and $2.4 million, respectively, net of forfeiture, was recognized.
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
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. No stock options were granted during the three and nine months ended September 30, 2016 and September 30, 2015.
The fair value of each ESPP share is estimated on the enrollment date of the offering period using the Black-Scholes valuation model and the assumptions noted in the following table:

Nine Months Ended September 30,
Employee Stock Purchase Plan	2016	2015
Expected life (in years)	0.50 to 1.00	0.50 to 1.00
Risk-free interest rate	0.45% to 0.57%	0.25% to 0.38%
Volatility	33.2% to 43.0%	38.7% to 39.3%
Dividend yield	None	None

Note 9—Stockholders' Equity
On September 21, 2016, the Company completed a follow-on offering in which the Company issued 5.1 million shares of its common stock at a public offering price of $18.25 per share. The Company received net proceeds of $87.1 million after deducting underwriting discounts and commissions of $5.6 million and other offering expenses of $0.4 million.

Note 10—Income Taxes
Income tax expense for the three and nine months ended September 30, 2016 was $0.3 million and $0.8 million, respectively, and for the three and nine months ended September 30, 2015, was $0.2 million and $0.6 million, respectively. The increase in income tax expense during the three and nine months ended September 30, 2016 was mainly attributable to increased sales to foreign customers subject to withholding taxes and increased income in the foreign jurisdictions subject to income taxes.
Note 11—Segment, Geographic and Customer Information
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who in the Company's case is the chief executive officer, in deciding how to allocate resources and assess performance.  The Company's chief executive officer ("CEO") is considered to be the chief operating decision maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. By this definition, the Company operates in one business segment, which is the development, marketing and sale of the Company's cloud-based sales, marketing, learning and customer experience solutions.
The following table summarizes revenue for the three and nine months ended September 30, 2016 and 2015 by geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States and Canada	$43,029	$37,256	$123,645	$103,387
EMEA	5,839	4,570	16,167	13,031
Asia Pacific	2,471	2,389	7,456	7,360
Other	1,168	729	3,368	2,525
	$52,507	$44,944	$150,636	$126,303

Substantially all of the Company’s long-lived assets are located in the United States and United Kingdom. Long-lived assets located outside the United States and United Kingdom are immaterial.
During the three and nine months ended September 30, 2016 and 2015, no customer accounted for more than 10% of total revenue.

Note 12—Related-Party Transactions
Lithium Technologies, Inc.
In the normal course of business, the Company entered into agreements with Lithium Technologies, Inc. (“Lithium”), whose Chief Financial Officer is a member of the Company's Board of Directors. On August 31, 2016, that member of the Company's Board of Directors ceased to be the Chief Financial Officer of Lithium Technologies, Inc.
In 2015, Lithium entered into a three-year SaaS subscription agreement with the Company in the amount of $138,000 per year, from which the company recognized approximately $38,000 and $111,500 in SaaS revenue during the three and nine months ended September 30, 2016. In addition, during 2015, the Company entered into various agreements with Lithium for professional services, and recognized approximately $17,325 in professional services revenue during the nine months ended September 30, 2016.
In 2016, the Company purchased a one-year consulting and services contract for Community Optimization, Social Response, Training & Certification, and platform optimization from Lithium for $60,000, which was paid in full in August 2016. As of September 30, 2016, approximately $45,700 was included in prepaid and other current assets. In addition, the Company purchased a one-year subscription for Lithium's Customer Community platform for $155,000, which was paid in full in April 2016. As of September 30, 2016, approximately $113,800 was included in prepaid and other current assets.

Note 13—Subsequent Event
On October 5, 2016, the underwriters of the Company's September 2016 stock offering purchased an additional 765,000 shares of the Company's common stock to cover over-allotments at the public offering price of $18.25 per share. The Company received $13.1 million of cash net of the underwriters discounts and commissions of $0.8 million.

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

Overview
Callidus Software Inc., doing business as CallidusCloud® ("Company") is a global leader in cloud-based sales, marketing, learning and customer experience solutions. The Company enables its customers to accelerate their Lead to MoneyTM process with a suite of solutions that can, among other things, identify leads, implement territory and quota plans, enable sales forces, automate bid configuration pricing and quoting, manage contracts, streamline sales compensation and capture customer feedback for competitive advantage. Approximately 5,000 organizations, across a broad set of industries, rely on the Company to optimize the Lead to Money process and close more deals, faster.

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

Revenue Growth and Customer Expansion
For the three months ended September 30, 2016, we added approximately 200 net new customers and had a total of approximately 5,000 customers.

For the three months ended September 30, 2016 total revenue was $52.5 million, an increase of $7.6 million, or 17% from the three months ended September 30, 2015. Total recurring revenue, which includes SaaS and maintenance revenue, increased by 20% during the three months ended September 30, 2016 compared to the same period in 2015. SaaS revenue increased to $38.7 million, representing an increase of $7.9 million, or 26% during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Recurring revenue gross profit was 74%, both for the three months ended September 30, 2016 and for the three months ended September 30, 2015. Overall gross profit was 62% for the three months ended September 30, 2016 compared to 61% for the three months ended September 30, 2015.

Revenue related to Overages (customers using our products in excess of contracted usage) was immaterial during the three and nine months ended September 30, 2016 and September 30, 2015.

SaaS revenue continued to drive the increases in both recurring revenue and total revenue, reflecting continued market acceptance of our Lead to Money solutions. We have discontinued selling and supporting on-premise software for our commissions product. Revenue from on-premise sales of our commissions product included license fees and on-going maintenance fees paid for support and upgrades during the life of the product. We will no longer realize license fee revenue as we have stopped selling this offering. We plan to support most of our existing maintenance fee contracts and will do so through 2017. We are experiencing a decline in maintenance fee revenue primarily due to conversion of existing customers to our cloud-based commissions product. We anticipate maintenance fee revenue to continue to decline through 2017 when we anticipate that we will stop supporting any remaining on-premise customers.

Follow-On Offering
On September 21, 2016, we completed a follow-on offering in which we issued 5.1 million shares of our common stock at a public offering price of $18.25 per share. We received net proceeds of $87.1 million after deducting underwriting discounts and commissions of $5.6 million and other offering expenses of $0.4 million.
On October 5, 2016 we received an additional $13.1 million, after deducting underwriting discounts and commissions of $0.8 million related the underwriters' purchase of an additional 0.8 million shares at the public offering price of $18.25 per share.
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
We believe that the assumptions, judgments and estimates involved in accounting for revenue recognition, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived assets impairment, contingent consideration and income taxes have the greatest potential impact on our unaudited condensed consolidated final statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from our actual results. There were no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2016 compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements
Please refer to Note 1 of our notes to unaudited condensed consolidated financial statements for information regarding the effect of recent accounting pronouncements on our financial statements.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2016 and September 30, 2015
Revenue, Cost of Revenue and Gross Profit
The following table sets forth the changes in revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2016, compared to the same periods in 2015 (in thousands, except for percentage data):

	Three Months Ended September 30, 2016	Percentage of Revenues	Three Months Ended September 30, 2015	Percentage of Revenues	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$41,465	79%	$34,301	76%	$7,164	21%
Services and license	11,042	21%	10,643	24%	399	4%
Total revenue	$52,507	100%	$44,944	100%	$7,563	17%

Cost of revenue:
Recurring	$10,948	26%	$9,034	26%	$1,914	21%
Services and license	9,229	84%	8,318	78%	911	11%
Total cost of revenue	$20,177	38%	$17,352	39%	$2,825	16%

Gross profit:
Recurring	$30,517	74%	$25,267	74%	$5,250	21%
Services and license	1,813	16%	2,325	22%	(512)	(22)%
Total gross profit	$32,330	62%	$27,592	61%	$4,738	17%

	Nine Months Ended September 30, 2016	Percentage of Revenues	Nine Months Ended September 30, 2015	Percentage of Revenues	Increase (Decrease)	Percentage Change
Revenues:
Recurring	$118,361	79%	$93,907	74%	$24,454	26%
Services and license	32,275	21%	32,396	26%	(121)	—%
Total revenues	$150,636	100%	$126,303	100%	$24,333	19%

Cost of revenues:
Recurring	$31,047	26%	$25,233	27%	$5,814	23%
Services and license	25,822	80%	24,041	74%	1,781	7%
Total cost of revenue	$56,869	38%	$49,274	39%	$7,595	15%

Gross profit:
Recurring	$87,314	74%	$68,674	73%	$18,640	27%
Services and license	6,453	20%	8,355	26%	(1,902)	(23)%
Total gross profit	$93,767	62%	$77,029	61%	$16,738	22%

Revenue
Total Revenue.  The increases in total revenue for the three and nine months ended September 30, 2016 compared to the same period in 2015 were primarily due to continued SaaS revenue growth. Continued customer adoption of our Lead to Money suite, continued cross-sell and up-sell from our current customer base, and acquisitions have contributed to our growth in revenue.
Recurring Revenue.  Recurring revenue consists of SaaS and maintenance revenue. For the three months ended September 30, 2016 compared to the same period in 2015, SaaS revenue increased by $7.9 million primarily as a result of 2015 and 2016 bookings growth, partially offset by a decrease in maintenance revenue of $0.8 million. For the nine months ended September 30, 2016 compared to the same period in 2015, SaaS revenue increased $26.5 million primarily as a result of 2015 and 2016 bookings growth, partially offset by a decrease in maintenance revenue of $2.1 million as customers continue to convert from on-premise license agreements to SaaS arrangements.
Services and License Revenue.  Services and license revenue consists of integration and configuration services, training and on-premise perpetual licenses. For the three months ended September 30, 2016 compared to the same period in 2015 service revenue increased by a $0.8 million partially offset by a $0.4 million decrease in license revenue. For the nine months ended September 30, 2016, license revenue decreased by $1.3 million as we stopped selling on-premise licenses in Q1 2016, partially offset by an increase of $1.2 million in services revenue.
Cost of Revenue and Gross Profit
Cost of Recurring Revenue.  The increase in cost of recurring revenue for the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to a $1.1 million increase in depreciation, maintenance, equipment and other related expenses and $0.8 million increase in personnel related costs. Similarly, for the nine months ended September 30, 2016 the increase in cost of recurring revenue compared to the same period in 2015 was primarily due to a $3.5 million increase in personnel related costs and a $2.3 million increase in depreciation, maintenance, equipment and other related expenses as we continued to invest in hosting facilities to support our revenue growth and expanded our customer base.
Cost of Services and License Revenue.  The increase in the cost of services and license revenue during the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to a $0.9 million increase in personnel-related costs. Similarly, during the nine months ended September 30, 2016 cost of service and license revenue increased compared to the same period in 2015 primarily due to a $2.1 million increase in personnel related costs, partially offset by a $0.3 million decrease in consulting costs.
Recurring Revenue Gross Profit. The increase in recurring revenue gross profit for the three months ended September 30, 2016 compared to the same period in 2015 reflects increased SaaS revenue of $7.9 million partially offset by a decrease of $0.8 million in maintenance revenue, a $1.1 million increase in depreciation and maintenance, equipment and other related expenses and a $0.8 million increase in personnel costs. The increase in recurring revenue gross profit for the nine months ended September 30, 2016 compared to the same period in 2015 reflects increased SaaS revenue of $26.5 million partially offset by a $3.5 million increase in personnel related costs, $2.3 million increase in depreciation, maintenance, equipment and other related expenses and a $2.1 million decrease in maintenance revenue.
Services and License Revenue Gross Profit. The decrease in services and license revenue gross profit for the three months ended September 30, 2016 compared to the same period in 2015 was attributable to an increase of $0.9 million in personnel related costs, and a $0.4 million decrease in license revenue, partially offset by an increase in service revenues of $0.8 million. For the nine months ended September 30, 2016 compared to the same period in 2015, the decrease in services and license gross profit was attributable to a $2.1 million increase in personnel related costs and a $1.3 million decrease in license revenue partially offset by a $1.2 million increase in services revenue and a $0.3 million decrease in consulting costs.
Operating Expenses
The following table outlines the changes in operating expenses for the three and nine months ended September 30, 2016, compared to the same periods in 2015 (in thousands, except percentage data):

	Three Months Ended September 30, 2016	Percentage of Revenues	Three Months Ended September 30, 2015	Percentage of Revenues	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$18,357	35%	$14,855	33%	$3,502	24%
Research and development	8,637	16%	6,846	15%	1,791	26%
General and administrative	8,894	17%	7,883	18%	1,011	13%
Restructuring and other expenses	80	—%	—	—%	80	—%
Total operating expenses	$35,968	69%	$29,584	66%	$6,384	22%

	Nine Months Ended September 30, 2016	Percentage of Total Revenues	Nine Months Ended September 30, 2015	Percentage of Total Revenues	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$56,942	38%	$43,377	34%	$13,565	31%
Research and development	23,127	15%	18,886	15%	4,241	22%
General and administrative	26,445	18%	24,413	19%	2,032	8%
Restructuring and other expenses	482	—%	234	—%	248	106%
Total operating expenses	$106,996	71%	$86,910	69%	$20,086	23%

Sales and Marketing.  The increase for the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to an increase in sales capacity and marketing headcount, resulting in a $2.7 million increase in personnel related costs, which includes an increase of $1.0 million in stock-based compensation expense. In addition, travel and other related expenses increased by $0.8 million. The increase for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to an increase of $9.5 million in personnel related costs, which includes an increase of $2.6 million in stock-based compensation expense and a $1.2 million increase in commissions expense due to higher bookings in 2015 and 2016, a $2.9 million increase in travel and related expense, and a $1.1 million increase in marketing events.
Research and Development.  The increase for the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to a $1.8 million increase in personnel related costs, which includes an increase in stock-based compensation expense of $0.5 million. The increase for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to a $3.4 million increase in personnel related costs, which includes an increase in stock-based compensation expense of $1.4 million, an increase of $0.5 million in consulting costs and an increase of $0.3 million in maintenance agreements as we continue to invest in product development.
General and Administrative.  The increase for the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to a $1.5 million increase in personnel related costs, which includes $1.0 million in stock-based compensation expense, partially offset by a $0.5 million decrease in corporate expenses. The increase for the nine months ended September 30, 2016 compared to the same period in 2015 reflects a $2.7 million increase in personnel related costs, including a $1.7 million increase in stock-based compensation expense, and a decrease of $0.7 million in corporate expenses.
Restructuring and Other.  Restructuring and other expense for the three and nine months ended September 30, 2016 primarily relates to the relocation of our Birmingham, Alabama offices. For the same periods in 2015, we incurred severance costs related to the elimination of a position.
Stock-based Compensation
The following table sets forth a summary of our stock-based compensation expenses for the three and nine months ended September 30, 2016, compared to the same periods in 2015 (in thousands, except percentage data):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenue	$388	$269	$119	44%
Cost of services revenue	530	277	253	91%
Sales and marketing	2,261	1,316	945	72%
Research and development	1,251	745	506	68%
General and administrative	2,416	1,408	1,008	72%
Total stock-based compensation	$6,846	$4,015	$2,831	71%

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenues	$1,350	$806	$544	67%
Cost of services revenues	1,566	856	710	83%
Sales and marketing	6,558	3,931	2,627	67%
Research and development	3,591	2,192	1,399	64%
General and administrative	7,845	6,139	1,706	28%
Total stock-based compensation	$20,910	$13,924	$6,986	50%

The increase for the three and nine month periods ended September 30, 2016 compared to the same periods in 2015 was primarily due to the timing of restricted stock unit grants, an increased stock price and increased employee stock purchase plan participation.
Other Items
The following table sets forth changes in other items for the three and nine months ended September 30, 2016, compared to the same periods in 2015 (in thousands, except percentage data):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other expense, net	$(3)	$(38)	$35	(92)%
Interest expense	(48)	(26)	(22)	85%
	$(51)	$(64)	$13	(20)%
Provision for income taxes	$258	$187	$71	38%

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other expense, net	$(55)	$(414)	$359	(87)%
Interest expense	(130)	(149)	19	(13)%
	$(185)	$(563)	$378	(67)%
Provision for income taxes	$755	$566	$189	33%

Interest Income and Other Expense, Net
Interest income and other expense was consistent during the three months ended September 30, 2016 compared to the same period in 2015. Interest income and other expense increased during the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to lower foreign exchange losses of $0.4 million during the nine months ended September 30, 2016 compared to the same period in 2015.
Interest Expense
Interest expense for the three and nine months ended September 30, 2016 was comparable to interest expense for the same periods in 2015.
Provision for Income Taxes
Income tax expense for the three months ended September 30, 2016 increased by $0.1 million compared to the same period in 2015 and increased by $0.2 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase in income tax expense during the three and nine months ended September 30, 2016 was mainly attributable to increased sales to foreign customers subject to withholding taxes and increased income in the foreign jurisdictions subject to income taxes.

Liquidity and Capital Resources
As of September 30, 2016, our principal sources of liquidity were cash and cash equivalents and short-term investments of $186.2 million and accounts receivable of $48.4 million, compared to $97.2 million and $43.5 million at December 31, 2015, respectively.
In September 2016, we completed a follow-on offering in which we issued 5.1 million shares of our common stock at a public offering price of $18.25 per share and we received net proceeds of $87.1 million after deducting underwriting discounts and commissions of $5.6 million and other offering expenses of $0.4 million. In October 2016, the underwriters purchased an additional 0.8 million shares at the public offering price of $18.25 per share and we received net proceeds of $13.1 million after deducting underwriting discounts and commissions of $0.8 million.
In March 2015, we completed a stock offering in which we issued 5.3 million shares of our common stock at a public offering price of $13.00 per share. We received net proceeds of $64.4 million after deducting underwriting discounts and commissions of $4.1 million and other offering expenses of $0.3 million.
In May 2014, we entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan to us in an amount not to exceed $10.0 million, with an accordion feature that allows us to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million ("Revolver"). The Revolver matures in May 2019. Outstanding borrowings under the Revolver bear interest, at our option, at a base rate plus an applicable margin. The applicable margin ranges between 0.75% and 2.25% depending on our leverage ratio. In September 2014, we exercised the accordion feature and increased the maximum borrowing amount to $15.0 million. Interest is payable every three months. As of September 30, 2016 we had no outstanding borrowings under the Revolver.
The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$20,769	$20,522
Net cash used in investing activities	$(18,515)	$(30,327)
Net cash provided by financing activities	$88,037	$52,919

Cash Flows During the Nine Months Ended September 30, 2016
Net cash provided by operating activities was $20.8 million for the nine months ended September 30, 2016 compared to $20.5 million net cash provided in the nine months ended September 30, 2015. During the nine months ended September 30, 2016, net loss was $14.2 million, which included $20.9 million in stock-based compensation and $10.3 million in depreciation and amortization expense. Changes in operating assets and liabilities provided $2.4 million in cash during the first nine months of 2016, primarily driven by an increase in deferred revenue of $10.1 million and an increase in accrued payroll and related expenses of $1.5 million, partially offset by an increase in accounts receivable of $6.0 million, an increase in prepaid and other assets of $3.3 million.
Net cash used in investing activities was $18.5 million during the nine months ended September 30, 2016, compared to $30.3 million cash used in the nine months ended September 30, 2015. During the nine months ended September 30, 2016, net cash used in investing activities included $7.5 million for the acquisition of certain assets of Badgeville Inc., $4.0 million for the acquisition of certain assets of ViewCentral LLC, $7.1 million for purchases of software and other equipment for our data center investments, and $0.7 million for the purchase of intangible assets partially offset by $0.8 million in net proceeds from investments. During the first nine months of 2015, we purchased net investments of $15.9 million, incurred capital expenditures of $9.5 million and acquired BridgeFront LLC. for $4.4 million.
Net cash provided by financing activities was $88.0 million during the nine months ended September 30, 2016, compared to $52.9 million cash provided in the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the increase in cash provided by financing activities was primarily due to $87.1 million from the follow-on offering, $4.1 million of proceeds from the issuance of common stock, partially offset by $2.7 million for the repurchase of restricted stock from employees for payment of taxes on vesting of restricted stock units and a $0.5 million holdback payment related to our BridgeFront acquisition. During the first nine months of 2015, we received proceeds of $64.4 million, net of issuance costs, from a follow-on offering partially offset by the repayment of the line of credit for $10.5 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three and nine months ended September 30, 2016, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion on the market risks we encounter.

Item 4. Controls and Procedures
Evaluation of Disclosures Controls and Procedures
Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) or 15d-15(e)) as of September 30, 2016, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures.

Changes in Internal Control Over Financial Reporting
In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our CEO and CFO did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of $14.2 million during the nine months ended September 30, 2016, $13.1 million in 2015, $11.6 million in 2014, and $21.4 million in 2013. We had an accumulated deficit of $298.0 million as of September 30, 2016. We intend to continue to invest in our business, including with respect to our employee base; sales and marketing efforts; development of new products, services, and features; and improvement of our existing products, services, and features. Therefore, to achieve profitability, we must increase our revenue, particularly our recurring revenue by entering into more and larger sales transactions while limiting customer churn, and manage our cost structure in line with our revenue. If we fail to do so, our future results and financial condition will be adversely affected and we may be unable to continue operating.

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

We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly in future periods. For example, from the end of fiscal 2015 through September 30, 2016, our employee headcount increased from 901 to 1,029 employees, and our number of customers increased from approximately 4,600 to 5,000. We anticipate that we will continue to significantly expand our operations and headcount in the near term, and that our customer base will continue to expand. The growth and expansion of our business and our product and service offerings place a significant strain on our management, operations, sales and marketing, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our sales and marketing teams and our ability to manage headcount, capital and business processes in an efficient manner.

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
We have discontinued selling and supporting on-premise software for our commissions product and we no longer expect to realize license revenue for this product. Revenue from on-premise sales of our commissions product included license fees and on-going maintenance fees paid for support and upgrades during the life of the product. We plan to support most of our existing maintenance fee contracts and will do so through 2017. We are experiencing a decline in maintenance fee revenue primarily due to conversion of existing customers to our cloud-based commissions solution. We anticipate maintenance fee revenue to continue to decline through 2017 when we anticipate that we will stop supporting any remaining on-premise customers. If we are unsuccessful in converting the existing on-premise customers to our SaaS platform we could experience a material adverse impact to our revenue.

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

The vote in the United Kingdom authorizing its exit from the European Union (referred to as “Brexit”) could over time create uncertainty and disrupt our business. For example, our relationships with customers or prospective customers, data centers and other vendors, and employees could change in unpredictable ways and have an adverse effect on our business, financial results and operations, and could also have an adverse impact on our bookings. The Brexit vote is non-binding and it appears that negotiations about the specific terms of the United Kingdom’s future relationship with the European Union are unpredictable. For example, important issues such as trade and tariff, immigration, intellectual property and commercial regulation may be modified during a transition period or permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers or prospective customers, vendors, and employees. In addition, Brexit could lead to legal uncertainty and divergent national laws and regulations where previously European Union laws and regulations prevailed.  Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
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

We compete principally with vendors of sales effectiveness software, incentive compensation management software, enterprise resource planning software and customer relationship management software. Our competitors may be more successful than we are in capturing the market by, for example, announcing new products, services or enhancements that better meet the needs of prospective customers or our current customers or changing industry standards. In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Increased competition may cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Effective planning and management processes are necessary to meet these requirements. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. We are also required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the trading price of our common stock could be negatively affected, and we could become subject to investigations by The Nasdaq Stock Market LLC, the Securities and Exchange Commission or other regulatory authorities, which could be costly for us.

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

From time to time, we receive claims that our products, services offerings or business infringe or misappropriate the intellectual property rights of third parties, and we have in the past, and may continue in the future, to assert claims of infringement against third parties on such bases, such as the lawsuit we settled with Versata Software, Inc., Versata Development Group, Inc. and Versata, Inc. in November 2014. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. For more information, see "Item 3. Legal Proceedings" of our Annual Report on Form 10-K incorporated by reference herein. We believe that claims of infringement are likely to increase as the functionalities of our solutions expand and we introduce new solutions, including technology acquired or licensed from third parties. Any infringement claim, whether offensive or defensive, could:

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

Our services revenue, which includes fees for consulting, implementation and training, represented 24% of our revenue in 2015 and 21% of our revenue for the nine months ended September 30, 2016. Our services revenue has a substantially lower gross margin than our recurring revenue.

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

Should any of these third-parties go out of business, perform unsatisfactory services or choose not to work with us, we may be forced to develop new capabilities internally, which may cause significant delays and expense, thereby adversely affecting our operating results. These third-party providers may offer products of other companies, including products competitive with ours. If we do not successfully or efficiently establish, maintain and expand our relationships with influential market participants, we could lose sales and service opportunities, which would adversely affect our results of operations.

Our credit agreement contains restrictive covenants and financial covenants that may limit our operational flexibility. Furthermore, if we default on our obligations under the credit agreement, our operations may be interrupted and our business and financial results could be adversely affected.

In May 2014, we entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to provide a revolving loan ("Revolver") to us in an amount not to exceed $10.0 million, which was increased to $15.0 million in September 2014. We may draw upon the Revolver to finance our operations or for other corporate purposes. The Revolver contains a number of restrictive covenants, and its terms may restrict our current and future operations, including:

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

Changes in the terms of our current or future indebtedness or assessments of our creditworthiness may adversely affect our financial condition and results of operations.
We cannot provide assurances that additional borrowing capacity will be available under the Revolver, including whether future indebtedness will be obtainable on favorable terms. As a result, in the future, we may be subject to higher interest rates and our interest expense may increase, which may have an adverse effect on our financial results. Furthermore, any future assessments by any rating agency of our creditworthiness could negatively affect the value of both our debt and equity securities and increase the interest amounts we pay on outstanding or future debt. These risks could adversely affect our financial condition and results.

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

We continue to promote our on-demand product offerings to existing customers who currently have on-premise perpetual and term licenses. Customers with on-premise licenses may need to migrate to our on-demand solutions to take full advantage of the features and functionality in those solutions. For example, in April 2016, we stopped offering perpetual licenses for our commissions product. We expect to periodically terminate maintenance support on older versions of our on-premise products for various reasons including, without limitation, termination of support by third-party software vendors whose products complement ours or upon which we are dependent. Regardless of the reason, a migration is likely to involve additional cost, which our customers may delay or decline to incur. If a sufficient number of customers do not migrate to our on-demand product offerings, our continued maintenance support opportunities and our ability to sell additional products to these customers, and as a result, our revenue and operating income, may be harmed.

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

CALLIDUS SOFTWARE INC.

Date:	November 3, 2016	By:	/s/ BOB L. COREY
Bob L. Corey
Executive Vice President, Chief Financial Officer
(duly authorized officer)

EXHIBIT INDEX TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements