Form 10-K
period 2016-12-31
CALLIDUS SOFTWARE INC
filed 2017-02-27
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant's common stock on June 30, 2016, as reported on the NASDAQ Global Market, was approximately $1,157 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of February 16, 2017, the Registrant had 63,730,685 of its common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K are hereby incorporated by reference from the definitive proxy statement for the Registrant's annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2016.

CALLIDUS SOFTWARE INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2016

©2017 Callidus Software Inc. All rights reserved. Callidus, Callidus Software, the Callidus Software logo, CallidusCloud, the CallidusCloud logo, Badgeville, BridgeFront, Clicktools, Datahug, iCentera, Lead to Money, LeadFormix, LeadRocket, Learnpass, Litmos, the Litmos logo, Producer Pro, SalesGenius, Surve, Syncfrog, Thunderbridge, and ViewCentral are trademarks, service marks, or registered trademarks of Callidus Software Inc. and its affiliates in the United States and other countries. All other brand, service or product names are tradenames or registered tradenames of their respective companies or owners.

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
PART I
Item 1.    Business

Overview

CallidusCloud® is a global leader in cloud-based sales, marketing, learning and customer experience solutions. CallidusCloud enables its customers to sell more, faster with its Lead to Money suite of solutions that, among other things, identifies leads, trains personnel, implements territory and quota plans, enables sales forces, automates configuration pricing and quoting, manages contracts, streamlines sales compensation, captures customer feedback and provides rich predictive analytics for competitive advantage. Over 5,200 organizations, across a broad set of industries, rely on CallidusCloud 's Lead to Money solutions to sell more, faster.

Lead to Money is designed to help companies respond to the changing role of sales and marketing in the redefined buying cycle. In the last decade, the ubiquity of social networks, mobile devices and e-commerce has transformed the traditional sales cycle into a buyer-led digital economy. Buyers are researching and evaluating companies online and are completing a significant portion of their purchases digitally. In order to successfully compete in the evolving digital market and turn leads into money, sales, marketing, learning and customer experience teams must leverage software solutions that enhance productivity, improve collaboration and drive sales conversion.

We provide a suite of Software-as-a-Service ("SaaS") solutions which generate revenue from cloud subscriptions, services and term licenses. Our SaaS customers typically purchase annual subscriptions, but occasionally will purchase multi-year subscriptions.

We were incorporated in Delaware in 1996. Our principal executive office is located in Dublin, California and our principal website address is www.calliduscloud.com. The information on our website is not incorporated herein by reference and is not part of this Annual Report on Form 10-K.

Our Lead to Money Solutions

Our Lead to Money suite and technology solutions are detailed below.
Sales Performance Management

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

•
Incentive Compensation Management ("ICM") (Commissions) is designed specifically for customers in the insurance industry. It delivers automation in incentive and bonus plan configuration, plan payout and producer management. It is a highly configurable solution that can be rapidly deployed, is easy to use and optimizes the management of producer incentives, bonuses and commission programs.

•
Producer Pro is designed to provide a flexible central repository for producer data that can be tailored to customers. It is a powerful solution designed to help customers with large channels to manage their producer hierarchies, licenses, appointments, education, correspondence and book of business in order to optimize the effectiveness of channel programs.

•
Telco Dealer Pro is designed specifically for customers in the telecommunications industry. It is a solution for managing the direct sales channel that provides a unified and connected process for training, incentives, and on-boarding of agents and dealers. It provides customers with a single source of truth to manage their agents and dealers from demographic data to customer account information.

•
MySalesGame (Gamification) is a gamification platform for sales that uses points badges and leaderboards to drive behavior and improve sales performance. MySalesGame breaks down complex tasks into smaller easier to manage objectives, with clear communication of goals and instant recognition of achievements to drive enhanced completion.

•
Badgeville (Gamification) is a platform to layer gamification onto enterprise applications to engage and motivate people to achieve their goals and to drive success, increase collaboration, training and development, sales and support performance, customer self-service.  It enables companies to reward behaviors and recognize social activities with points, leaderboards and badges.

Sales Enablement

•
Sales Enablement provides sales and channel partners with relevant sales content at each step of the sales cycle in a centralized solution. The content can be shared with customers through deal portals, providing customers with a richer buying experience. Enablement provides the sales force with analytics to accelerate sales cycles, and helps marketing personnel to capture field insights to enhance the content, messaging and tools being produced for the sales force.

•
Sales Performance Manager ("SPM") (Coaching) enables customers to set targeted coaching plans tailored to the individual sales professional. SPM provides managers a complete view of key performance indicators from multiple data sources across the enterprise, as well as skills evaluations observed in the field. The mobile interface makes it easy to capture detailed feedback and development actions needed to optimize the performance of the individual sales professionals.

•
Litmos Learning Management System (Learning) is a powerful, mobile-friendly platform for training. Administrators can package content into rich, interactive courses and deploy them to learners. Automatically generated reports provide management with important insight into the success of the training programs and how learners are engaging with the content to optimize how companies train their staff, partners and customers.

•
Litmos Content (Learning) is an expanding collection of packaged courses that cover compliance, sales, marketing and customer success. The collection can be consumed on any device and is designed to be highly engaging and deployed in a micro-learning style.

•
Litmos Training Operations (Learning) is a revenue management and e-commerce platform designed for selling and optimizing profitable training for customers and channels. It enables customers to monetize and facilitate the delivery of training and certification programs, enabling the customer to capture both incremental and recurring revenue.

•
Litmos Marketplace (Learning) is an app and content store for pre-packaged connectors into the Litmos platform allowing companies to embed learning into the workflow. These connectors include: Salesforce.com, ADP, Shopify, Namely, BambooHR, Zendesk, Servicenow, Freshdesk, Okta, Onelogin, Citrix Go to Training, Cisco Webex, Box, Dropbox and Ping Identity.

Sales Execution

•
Configure Price Quote ("CPQ") guides sales representatives through the quoting process, highlights opportunities for up-selling and cross-selling while ensuring the optimum configuration for the maximum deal size. CPQ eliminates errors, manages margins and generates appealing and insightful proposals in minutes, all from any device.

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

Customer Engagement

•
Marketing Automation (LeadRocket) empowers customers to generate high-quality sales leads by capturing intelligence about buyers' behaviors and engaging them across multiple channels. LeadRocket tracks buyers through their journey identifying which are ready to buy, and which should continue to be nurtured before being engaged by the sales force.

•
Voice of the Customer (Clicktools) is a business to business “Voice of the Customer” solution that helps companies better understand and serve their customers and deliver an enhanced customer experience. Clicktools provides self-service tools to collect, centralize and act on customer feedback across all channels including surveys, forms and call scripts. Customer Relationship Management integration enables the synchronization of results with critical customer data.

Analytics and Technology

•
Big Data Sales Analytics (Thunderbridge Analytics) combines big data technology with predictive analytics and visualizations to enable real-time exploration of critical sales data to predict outcomes. Access to big sales data, and the ability to analyze it, is a key to improving sales and channel decision-making.

•
Predictive Pipeline (Datahug) provides powerful insights into sales forecasts that predict the likelihood of success in a sales cycle, as well as offering rich visualizations to show what has changed in the forecast in real time. The platform also enables managers to coach their teams on the best next steps in a deal to improve close rates and speed up sales cycles.

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

Operations, Technology and Development

Most of our customers implement our solutions as an on-demand SaaS-based subscription. Our solutions can be configured with a selection of service levels and options to suit an organization's business objectives, requirements and resources. With our SaaS solutions, our customers rely on our operations and services staff to provide the infrastructure, and software required for improving their sales execution, sales performance management, and customer experience. In addition, our Business Process Outsourcing services provide business rule configuration, report development, payment cycle management, and production support. Customers that select these services do not need to build a full team to run and manage the application.

We have developed our on-demand infrastructure with the goal of maximizing the availability, performance, and security of our solutions through several hosting facilities. Our scalable hosting infrastructure and application architecture enable us to offer services to our global customers at mutually agreed service level arrangements. Our information security policies are modeled on the ISO 27002, Statement on Standards for Attestation Engagements ("SSAE") No.16, EU-U.S. Privacy Shield principles, and the European Commission's standard contractual clauses.

We organize our development staff along product lines, with development operations groups that provide centralized support for quality assurance and deployment. In 2016, 2015 and 2014, we recorded research and development expenses of $31.7 million, $26.1 million and $20.3 million, respectively. These expenses include stock-based compensation expenses.

Customers

We ended 2016 with over 5,200 customers. Our customers are diverse in size and type across a wide variety of industries, with a focus on telecommunications, insurance, banking, and technology markets. In 2016, 2015 and 2014, no single customer accounted for more than 10% of our revenue.

Sales and Marketing

We sell and market our software primarily through a direct sales force and in conjunction with our external partners. In the United States, we have sales and service offices in Dublin, California; Atlanta, Georgia; Birmingham, Alabama; Milwaukee, Wisconsin; New York, New York; Phoenix, Arizona; and Vancouver, Washington. Outside the United States, we have sales and service offices in Australia, Canada, Germany, Hong Kong, India, Ireland, Japan, Malaysia, Mexico, Serbia, Singapore, and the United Kingdom.

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

Alliances and Partnerships

We actively promote and maintain strategic relationships with systems integrators, consulting organizations, independent software vendors, value-added resellers, and technology providers. These relationships provide both customer referrals and co-marketing opportunities, which have contributed to the expansion of our customer base. We have established alliances with partners such as Accenture, Canidium, Cognizant Technology Solutions, Deloitte Consulting, OpenSymmetry, PricewaterhouseCoopers, and Tata Consulting Services to service our customers nationally and internationally. We have also expanded our relationship with technology partners such as Docusign, Microsoft, NetSuite, Salesforce, SAP and Workday that collaborate with us in selling our solutions.

Competition

Our principal competition comes from Oracle, International Business Machines ("IBM") and the internally-developed software solutions deployed at potential customers. We also compete with other software and consulting companies, which typically focus on specific industries or sectors, including:

•	Sales: Apttus, IBM Varicent, Pros, SAVO Group and Xactly Corporation

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

Employees

As of December 31, 2016, we had 1,113 employees. None of our employees are represented by a labor union.

Segment and Geographic Information

We operate in one reportable segment, which is the development, marketing and sale of enterprise software and related services. See Note 13, Segment, Geographic and Customer Information, to our consolidated financial statements.

Executive Officers

The following table sets forth information about our executive officers as of December 31, 2016:

Name	Age	Position	Executive Officer Since
Leslie J. Stretch	55	President, Chief Executive Officer	2005
Roxanne Oulman	45	Executive Vice President, Chief Financial Officer	2016
Jimmy Duan	54	Executive Vice President, Chief Technology Officer	2008

Leslie J. Stretch has served as our President and CEO since 2007 and has served as a director on our Board of Directors since 2008. Mr. Stretch was our Senior Vice President, Global Sales, Marketing and On-Demand Business in 2007, and before that he served as our Senior Vice President, Worldwide Sales from 2006 to 2007 and Vice President, Worldwide Sales from 2005 to 2006. Mr. Stretch currently serves on the board of directors of QAD Inc., a provider of enterprise software and services for global manufacturers, and the advisory council of Warburg Pincus LLC, a private equity firm. Prior to joining Callidus, Mr. Stretch served as Interim Chief Executive Officer for The Hamsard Group, plc., a software solutions and services provider, in the United Kingdom. Previously, Mr. Stretch served in a variety of roles at Sun Microsystems, Inc. a computer networking company, most recently as Senior Vice President of Global Channel Sales. Prior to joining Sun Microsystems, Inc. (since acquired by Oracle Corporation), Mr. Stretch served in a variety of roles at Oracle Corporation, UK, an enterprise software provider. Mr. Stretch holds a B.A. in Economics and Economic History from the University of Strathclyde and a Postgraduate Diploma in Computer Systems Engineering from the University of Edinburgh.

Roxanne Oulman has served as our Chief Financial Officer since November 2016. Since joining Callidus in 2013, Ms. Oulman has served in a variety of executive management roles, including Senior Vice President of Finance and Accounting. From 2011 to 2013, Ms. Oulman served as an Interim Chief Financial Officer at Thoratec Corporation, a biomedical device company, and from 2004 to 2011 she held several other financial leadership positions at Thoratec Corporation. From 1999 to 2004, Ms. Oulman was a General Manager and Western Regional Controller at Zomax, Inc., a logistics and supply chain company. Ms. Oulman has a Bachelor’s of Science in Accounting from Minnesota State University, Mankato and a Masters of Business Administration from University of the Pacific—Eberhardt School of Business.

Jimmy Duan, Ph.D. has served as our Chief Technology Officer since 2013. Since joining Callidus in 2008, Dr. Duan has served in a variety of executive management roles, including Senior Vice President of Commissions Business and International Sales. From 2006 to 2008, Dr. Duan served as Vice President of Client Services at Xactly Corporation, a software company, where he was responsible for defining and setting up SaaS operations and managing customer success. Earlier in his career, Dr. Duan held professional services management positions at Quovera and Talus Solutions (acquired by Manugistics) and consulted with multi-national organizations in financial services, telecommunications, transportation and high-tech manufacturing. Dr. Duan holds a Ph.D. in industrial and systems engineering from Virginia Polytechnic Institute and State University (Virginia Tech). Dr. Duan holds a B.S. in Mining Engineering, from Central South University, China.

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

We incurred net losses of $19.0 million in 2016, $13.1 million in 2015, and $11.6 million in 2014. We had an accumulated deficit of $302.8 million as of December 31, 2016. We intend to continue to invest in our business, including with respect to our employee base; sales and marketing efforts; development of new products, services, and features; and improvement of our existing products, services, and features. Therefore, to achieve profitability, we must increase our revenue, particularly our recurring revenue by entering into more and larger sales transactions while limiting customer churn, and manage our cost structure in line with our revenue. If we fail to do so, our future results and financial condition will be adversely affected and we may be unable to continue operating.

We continue to monitor and manage our costs in an effort to optimize our performance for the long term. However, there is no assurance that we will succeed and unforeseen expenses, difficulties or delays may prevent us from realizing our goals. From time to time, we incur restructuring expenses or expenses related to cost reduction efforts, but we can offer no assurance that these or other actions will enable us to achieve or sustain profitability in the future. In addition, we cannot be certain that steps we have taken to control our costs will not adversely affect our prospects for long-term revenue growth. If we cannot increase our revenue, improve gross margins and control costs, our future results and financial condition will be negatively affected.

Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, and because we recognize revenue from subscriptions over a period of time, downturns in revenue may not be immediately reflected in our operating results.

Because we recognize recurring revenue and maintenance revenue ratably over the terms of the related subscription agreements and maintenance support agreements, most of our revenue each quarter results from recognition of deferred revenue related to agreements entered into during previous quarters. Consequently, declines in new or renewed subscription agreements and maintenance agreements, or termination of existing subscription agreements and maintenance agreements that occur in one quarter will be felt in both the immediate quarter and future quarters, both because we may be unable to generate sufficient new revenue to offset the decline and we may be unable to adjust our operating costs and capital expenditures to align with the revenue reductions. Our subscription model makes it more difficult for us to increase our revenue rapidly, because revenue from new customers is recognized over multiple periods. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as definitive indicators of future performance. Other factors that may cause our revenue and operating results to fluctuate include:

•	timing of customer budget cycles;

•	the priority our customers place on our products compared to other business investments;

•	size, timing and contract terms of new customer contracts, and unpredictable and often lengthy sales cycles;

•	reduced renewals of subscription and maintenance agreements;

•
competitive factors, including new product introductions, upgrades and discounted pricing or special payment terms offered by our competitors, as well as strategic actions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	technical difficulties, errors or service interruptions in our solutions that may cause customer dissatisfaction with our solutions;

•	consolidation among our customers, which may alter their buying patterns, or business failures that may reduce demand for our solutions;

•	operating expenses associated with expansion of our sales force or business and our product development efforts;

•	cost, timing and management efforts related to the introduction of new features to our solutions;

•	our ability to obtain, maintain and protect our intellectual property rights and adequately safeguard the information imported into our solutions or otherwise provided to us by our customers;

•	changes in the regulatory environment, including with respect to security, or privacy laws and regulations, or their enforcement; and

•	extraordinary expenses such as impairment charges, litigation or other payments related to settlement of disputes.

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

We have invested, and expect to continue to invest, substantial resources to expand, market and refine our recurring revenue solutions. If we are unable to grow our recurring revenue, or to improve our recurring revenue gross margins, we may not be able to achieve profitability and our operating results and financial condition could be adversely affected. Factors that could harm our ability to improve these gross margins include:

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

We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly in future periods. For example, from December 31, 2015 through December 31, 2016, our employee headcount increased from 901 to 1,113 employees, and our number of customers increased from approximately 4,600 to over 5,200. We anticipate that we will continue to significantly expand our operations and headcount in the near term, and that our customer base will continue to expand. The growth and expansion of our business and our product and service offerings place a significant strain on our management, operations, sales and marketing, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our sales and marketing teams and our ability to manage headcount, capital and business processes in an efficient manner.

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

Decreases in retention rates for customer SaaS subscriptions could materially impact our future revenue or operating results.

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

We derive a majority of our revenue from our Lead to Money solutions. If demand for those solutions declines significantly and we are unable to replace the revenue with revenue from our other offerings, our business and operating results will be adversely affected. We cannot be certain that our current levels of market penetration and revenue from these solutions will continue. If conditions in the market for these solutions change as a result of increased competition or new product offerings by our competitors or consolidation among our competitors, or if we are unable to timely introduce successful new solutions to keep pace with technological advancements, our revenue may decline and our financial results and financial condition would be harmed.

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

Our products generally must be integrated with software provided by existing or potential competitors. These competitors could alter their software products in ways that inhibit integration with ours, or they could deny or delay our access to advance software releases, which would restrict or delay our ability to adapt our products for integration with their new releases and could result in the loss of both sales opportunities and renewals of on-demand services and maintenance.

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

Potential changes in accounting principles generally accepted in the United States ("GAAP") could affect our reported financial results and require significant changes to our internal accounting systems and processes.

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP"). These principles are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC"), and various other bodies formed to interpret and create appropriate accounting principles and guidance.  The FASB is currently working with the International Accounting Standards Board ("IASB") to converge accounting principles, and facilitate more comparable financial reporting, between companies that are required to follow GAAP and those that are required to follow international financial reporting standards. In connection with that initiative, the FASB has issued new accounting standards for revenue recognition and accounting for leases, which we discuss in Note 1, The Company and Significant Accounting Policies, in the Notes to Consolidated Financial Statements under the heading “Effect of New Accounting Pronouncements.” These and other such standards could cause us to adopt new accounting principles, which could significantly impact our reported financial results or cause volatility of those financial results. In addition, we may need to change our customer and vendor contracts, financial accounting systems and other internal processes. The cost and effects of these changes could adversely affect our consolidated results of operations.

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

As part of our business strategy, we evaluate opportunities to expand and enhance our product and service offerings to meet customer needs, increase our market opportunities and grow revenue through internal development efforts and external acquisitions and partnerships. We have completed a number of acquisitions in recent years, including the acquisitions of DataHug Ltd., and of certain assets of Badgeville, Inc. and ViewCentral, LLC in 2016, the acquisition of BridgeFront LLC in 2015 and the acquisitions of LeadRocket, Inc. and Clicktools Ltd. in 2014. We may continue to acquire or make investments in other companies, products, services and technologies in the future. Acquisitions and investments may cause disruptions in, or add complexity to, our operations and involve a number of risks, including the following:

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

•	our ongoing business and management's attention may be disrupted or diverted by transition or integration, or by the complexity of overseeing geographically and culturally diverse locations;

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

Some of our products rely on third-party software licenses to operate, and the loss of or inability to maintain these licenses, or errors, discontinuations or updates to that third-party software, could result in higher costs, delayed sales, customer claims or termination of existing agreements.

We license technology and content from several software providers for our reporting, analytics, training, and integration applications, and we anticipate continuing to license technologies and content from these or other providers in connection with our current and future products. We also rely on generally available third-party software to run our applications. Any of these software applications may cease to be available on commercially reasonable terms, if at all, or new versions may be released that are incompatible with our offerings. Some of the products could be difficult to replace, and developing or integrating new software with our products could require months or years of design and engineering work. Modification or loss of access to any of these technologies could result in delays in providing our products until equivalent technology or content is developed or, if available, is identified, licensed and integrated. Acquisitions of third-party technologies or content by other companies, including our competitors, may have a material adverse impact on us if the acquirer seeks to cancel or change the terms of our license.

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

Our growth depends in part on the success of our strategic relationships with third parties.

We depend on strategic relationships with third parties, such as resellers, OEM partners, and technology or content providers, to extend the utility or reach of our products and increase our sales. Identifying potential strategic partners, then negotiating, documenting and implementing any resulting strategic relationships, requires us to commit significant time and resources with no guarantee that any resulting revenue will justify the investments. If we fail to establish or maintain effective relationships with third parties, our ability to compete in the marketplace successfully or to grow our revenues could be impaired, and our operating results could suffer. For example, if our solutions are not integrated with related solutions that are valued by potential customers, it may be more difficult for us to compete and we may lose customers and revenue.  Even if we succeed in establishing and maintaining strategic relationships, we cannot assure you that they will result in increased sales of our solutions. In addition, the rate at which any strategic relationship will achieve its intended results, if at all, is outside of our control and difficult to predict.

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

We use offshore resources to perform new product development and provide support and professional services, which requires detailed technical and logistical coordination. We must ensure that our offshore resources are aware of and understand development specifications and customer support, as well as implementation and configuration requirements, and that they can meet applicable timelines. If we are unable to maintain acceptable standards of quality in product development, support and professional services through our offshore resources, including our personnel and our third-party service providers, our attempts to reduce costs and drive growth through new products and through margin improvements in technical support and professional services may be negatively impacted, which may adversely affect our results of operations. The use of offshore resources, including third-party service providers, may expose us to misappropriation of our intellectual property or that of our customers, or make it more difficult to defend intellectual property rights in our technology.

The vote by the United Kingdom to leave the European Union could adversely affect us.

The United Kingdom vote authorizing its exit from the European Union (referred to as “Brexit”) could over time create uncertainty and disrupt our business. For example, our relationships with European customers or prospective customers in the United Kingdom, data centers and other vendors, and employees could change in unpredictable ways and have an adverse effect on our business, financial results and operations, and could also have an adverse impact on our bookings. The outcome of negotiations about the specific terms of the United Kingdom’s future relationship with the European Union are unpredictable. For example, important issues such as trade and tariff, immigration, intellectual property and commercial regulation may be modified during a transition period or permanently. These measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers or prospective customers, vendors, and employees. In addition, Brexit could lead to legal uncertainty and divergent national laws and regulations where previously European Union laws and regulations prevailed, raising our cost of doing business. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

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

We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Effective planning and management processes are necessary to meet these requirements. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. We are also required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the trading price of our common stock could be negatively affected, and we could become subject to investigations by The Nasdaq Stock Market,  the Securities and Exchange Commission or other regulatory authorities, which could be costly for us.

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

From time to time, we receive claims that our products, services offerings or business infringe or misappropriate the intellectual property rights of third parties, and we have in the past, and may continue in the future, to assert claims of infringement against third parties on such bases. Our competitors or other third parties may also challenge the validity or scope of our intellectual property rights. We believe that claims of infringement are likely to increase as the functionalities of our solutions expand and we introduce new solutions, including technology acquired or licensed from third parties. Any infringement claim, whether offensive or defensive, could:

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

Our services revenue, which includes fees for consulting, implementation and training, represented 24% of our revenue in 2015 and 21% of our revenue in 2016. Our services revenue has a substantially lower gross margin than our recurring revenue.

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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We lease our headquarters in Dublin, California which consists of approximately 109,000 square feet of office space. We also lease facilities in Alabama, Arizona, Georgia, Illinois, New York, Wisconsin, Washington, Australia, Hong Kong, India, Ireland, Japan, Malaysia, Mexico, Serbia, Singapore, and United Kingdom. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. Refer to Note 7, Contractual Obligations, Commitments and Contingencies, to our consolidated financial statements for information regarding our lease obligations.
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

	Fiscal Year Ended December 31, 2016				Fiscal Year Ended December 31, 2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$19.50	$21.44	$20.88	$18.31	$21.64	$18.91	$16.43	$16.95
Low	$15.15	$17.25	$15.52	$11.48	$16.10	$14.25	$12.26	$12.46
Stockholders
As of February 16, 2017, there were 63,730,685 shares of our common stock outstanding held by 21 stockholders of record including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.
Dividends
We have never declared or paid cash dividends on our capital stock. We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Performance Graph
The following performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those acts.

The graph compares the cumulative total return of our common stock from December 31, 2011 through December 31, 2016 with the performance of the NASDAQ Composite Index and the NASDAQ Computer Index over those periods.

The graph assumes that (i) $100 was invested in our common stock at the closing price of our common stock on December 31, 2011, (ii) $100 was invested in each of the NASDAQ Composite Index and the NASDAQ Computer Index at the closing price of the respective indices on that date and (iii) all dividends received were reinvested. To date, no cash dividends have been declared or paid on our common stock.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Callidus Software Inc.	$100	$71	$214	$254	$289	$262
NASDAQ Composite	$100	$117	$165	$189	$202	$220
NASDAQ Computer	$100	$114	$153	$186	$200	$228
*We have not changed indices since 2011.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.
Item 6.    Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section and our consolidated financial statements and notes thereto included elsewhere in this annual report. The selected consolidated statements of operations data for each of the years in the three-year period ended December 31, 2016, and the consolidated balance sheet data as of December 31, 2016 and 2015, are derived from our audited consolidated financial statements that have been included in this annual report. The selected consolidated statement of operations data for the years ended December 31, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements that have not been included in this Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Recurring	$162,586	$129,911	$99,807	$81,734	$70,919
Services and license	44,132	43,176	36,811	30,603	24,033
Total revenue	206,718	173,087	136,618	112,337	94,952
Cost of revenue:
Recurring	42,719	34,306	31,282	28,741	30,039
Services and license	35,358	32,145	24,756	19,048	20,301
Total cost of revenue	78,077	66,451	56,038	47,789	50,340
Gross profit	128,641	106,636	80,580	64,548	44,612
Operating expenses:
Sales and marketing	78,601	58,785	47,040	34,916	32,442
Research and development	31,712	26,088	20,307	17,143	16,643
General and administrative	35,795	33,290	26,255	22,951	19,953
Income from settlement and patent licensing	(500)	(500)	(500)	(500)	—
Acquisition-related contingent consideration	—	—	—	—	(1,612)
Restructuring	482	628	1,025	1,699	1,115
Total operating expenses	146,090	118,291	94,127	76,209	68,541
Loss from operations	(17,449)	(11,655)	(13,547)	(11,661)	(23,929)
Interest income and other income (expense), net	(122)	(522)	3,504	264	70
Interest expense	(267)	(180)	(506)	(3,183)	(3,451)
Debt conversion expense	—	—	—	(4,776)	—
Loss before provision for income taxes	(17,838)	(12,357)	(10,549)	(19,356)	(27,310)
Provision for income taxes	1,128	791	1,012	2,055	388
Net loss	$(18,966)	$(13,148)	$(11,561)	$(21,411)	$(27,698)
Net loss per share:
Basic and diluted	$(0.32)	$(0.24)	$(0.24)	$(0.55)	$(0.78)
Weighted average shares:
Basic and diluted	58,852	54,719	47,547	38,858	35,393

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$187,274	$97,209	$36,966	$36,161	$29,171
Total assets	386,501	241,642	176,298	134,193	124,743
Working capital	124,725	50,248	(2,905)	7,161	2,425
Total liabilities	149,640	112,841	117,824	92,140	121,315
Total stockholders' equity	236,861	128,801	58,474	42,053	3,428

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
CallidusCloud® is a global leader in cloud-based sales, marketing, learning and customer experience solutions. CallidusCloud enables its customers to sell more, faster with its Lead to Money suite of solutions that, among other things, identifies leads, trains personnel, implements territory and quota plans, enables sales forces, automates configuration pricing and quoting, manages contracts, streamlines sales compensation, captures customer feedback and provides rich predictive analytics for competitive advantage. Over 5,200 organizations across a broad set of industries rely on CallidusCloud to help them optimize their Lead to Money process and close more deals, faster.

The Lead to Money process is designed to help companies respond to the changing role of sales and marketing in the redefined sales cycle of the modern economy. In the last decade, the ubiquity of social networks, mobile devices and e-commerce has transformed the traditional sales cycle into an increasingly buyer-led digital process. Buyers research and evaluate companies online, and complete a significant portion of their purchases digitally. To compete successfully in this evolving digital market, and turn their leads into money, a company’s sales, marketing, learning and customer experience teams must effectively leverage software solutions that enhance productivity, improve collaboration and drive sales conversion.

We provide a suite of Lead to Money solutions on a Software-as-a-Service ("SaaS") basis and generate revenue from subscriptions, services and to a much lesser degree, term licenses. Our SaaS customers typically purchase annual subscriptions, and some enter into multi-year subscription commitments. We are experiencing a decline in maintenance fee revenue primarily due to conversion of existing on-premise customers to our cloud-based commissions solution. In addition, we anticipate maintenance fee revenue to continue to decline through 2017 when we anticipate that we will stop providing maintenance and support on any remaining on-premise customers. We have discontinued selling new on-premise licenses and have stopped upgrading our on-premise software commissions products.

To grow our business, the key elements of our strategy include: (1) investing in sales and marketing to expand our customer base in what we believe is an under penetrated market; (2) cross-selling additional solutions to existing customers; (3) providing new solutions to customers; (4) working closely with our key customers to understand their needs and developing responsive solutions; (5) evaluating and integrating new acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our offerings; (6) expanding our sales efforts internationally; and (7) establishing new data centers to serve a growing business.

As a result of our execution of these strategic elements, we expect our revenue to increase over time and our revenue per customer to increase over time. We also expect our sales and marketing expenses and our research and development expenses to increase, with periodic fluctuations for many reasons, but to decline as a percentage of revenues over time. Other operating expenses are expected to increase more slowly. Acquisition and investment activities may influence particular periods but we do not believe they are a fundamental indicator of our results.

We believe that factors influencing our ability to succeed in our business strategy include: our prospective customers’ willingness to migrate to enterprise cloud computing solutions; the performance and security of our solutions; our ability to develop new and improved features that are in demand among our customers; our ability to successfully integrate acquired businesses and technologies; successful customer implementation and utilization of our solutions; our ability to penetrate markets where we have few customers; location and timing of new data centers; and our ability to attract new personnel and retain and motivate current personnel.
Revenue Increase and Customer Expansion
During 2016, we added approximately 600 net new customers and as of December 31, 2016 we had over 5,200 customers.
In 2016, total revenue was $206.7 million, an increase of $33.6 million, or 19.4%, from 2015. Total recurring revenue, which includes SaaS revenue and maintenance revenue, increased $32.7 million in 2016, as a result of higher SaaS revenue. SaaS revenue continued to drive the increase in both recurring revenue and total revenue, reflecting market acceptance of our solutions and our continued marketing and sales efforts. SaaS revenue was $151.5 million in 2016, an increase of $36.0 million or 31% from 2015. Maintenance revenue was $11.1 million, a decrease of 23% from 2015, as a result of customers converting from the on-premise solution to the cloud solution. In 2016, recurring revenue accounted for 79% of our total revenue, and we expect that percentage will increase going forward. The increase in SaaS revenue contributed to the recurring revenue gross margins of 74% for both 2016 and 2015 and also contributed to the overall gross margins of 62% for both 2016 and 2015. Revenue related to Overages (customers using our products in excess of contracted usage) was not material during 2016 and 2015.

Follow-On Offering
On September 21, 2016, we completed a follow-on offering in which we issued 5.1 million shares of our common stock at a public offering price of $18.25 per share. We received net proceeds of $87.1 million after deducting underwriting discounts and commissions of $5.6 million and other offering expenses of $0.4 million.
On October 5, 2016 we received an additional $13.1 million, after deducting underwriting discounts and commissions of $0.8 million related to the underwriters' exercise of their over-allotment option and purchase of an additional 0.8 million shares at the public offering price of $18.25 per share.
Acquisitions
On November 7, 2016, we acquired DataHug Ltd. ("DataHug"), a privately-held company and provider of SaaS predictive forecasting and sales analytics, in order to utilize its patented technology to deliver predictive analysis of sales pipelines that is easy to understand and visualize. The purchase consideration was approximately $13.0 million which included approximately $11.7 million paid in cash and a $1.3 million indemnity holdback to be paid one year from the date of the agreement.
On June 24, 2016, we acquired certain assets of Badgeville, Inc. ("Badgeville"), a privately-held company and a leading technology provider in enterprise gamification and digital motivation in order to extend digital motivation as part of our Lead to Money suite. The purchase consideration was $7.5 million in cash.
On April 8, 2016, we acquired certain assets of ViewCentral LLC ("ViewCentral"), a privately-held company in the extended enterprise learning market in order to expand our Litmos mobile learning solution with a full revenue management and e-commerce platform designed for selling and optimizing profitable training for customers. The purchase consideration was $4.0 million in cash.
On July 22, 2015 we acquired BridgeFront LLC ("BridgeFront"), a leading provider of cloud-based education content for the healthcare sector, most notably in the compliance and revenue cycle domains. The purchase price consideration was approximately $5.0 million plus potential earn-out payments.
Please refer to Note 2, Acquisitions, of the notes to our consolidated financial statements for further details regarding the above acquisitions, which did not have a material impact on our financial position or results of operations.
Application of Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations that follows is based upon our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The application of GAAP requires our management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures regarding these items. We base our assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial condition or results of operations will be affected. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with our Audit Committee.
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment, contingent consideration and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from actual results. For a more detailed discussion of these accounting policies and our use of estimates, refer to Note 1, The Company and Significant Accounting Policies, to our consolidated financial statements included in this report.

Revenue Recognition
We generate revenue by providing software as a service ("SaaS") solutions through on-demand subscription, on-premise perpetual and term licenses and related software maintenance, and services. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.
Recurring Revenue. Recurring revenue, which includes SaaS revenue and maintenance revenue, is recognized ratably over the stated contractual period. SaaS revenue consists of subscription fees from customers accessing our cloud-based service offerings. Maintenance revenue consists of fees from customers purchasing licenses and receiving support for such on-premise solutions. We also recognize SaaS and maintenance revenue associated with customers using its products in excess of contracted usage ("Overages"). Overages are primarily attributed to SaaS products and such Overages are recorded in SaaS revenue in the period incurred. Revenue related to Overages was immaterial for all years presented.

Service and License Revenue. Service and license revenue primarily consists of services revenue related to training, integration and configuration services. Generally, our professional services arrangements are billed on a time-and-materials basis. Time and material services are recognized as the services are rendered based on inputs to the project, such as billable hours incurred. For fixed-fee professional services arrangements, we recognize revenue under the proportional performance method of accounting and estimates the proportional performance on a monthly basis, utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. Service and license revenue also includes revenue from perpetual licenses, which is recognized upon delivery of the product, using the residual method, assuming all the other conditions for revenue recognition have been met.

In a limited number of arrangements with non-standard acceptance criteria, we defer the revenue until the acceptance criteria are satisfied. Reimbursements, including those related to travel and out-of-pocket expenses, are included in services and license revenue, and an equivalent amount of reimbursable expenses is included in cost of services and license revenue.

In general, recurring revenue agreements are entered into for 12 to 36 months with some extending out to 10 years, and the professional services are performed within nine months of entering into a contract with the customer, depending on the size of integration.

Our SaaS agreements provide specified service level commitments, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers a portion of their subscription and support fees. Based on our historical experience meeting its service level commitments, we do not currently have any liabilities on our consolidated balance sheets for these commitments.

We recognize revenue when all of the following conditions are met:

• Persuasive evidence of an arrangement exists;
• Delivery has occurred or services have been rendered;
• The fees are fixed or determinable; and
• Collection of the fees is reasonably assured.

If we determine that any one of the four criteria is not met, we will defer recognition of revenue until all the criteria are met.

Multiple-deliverable arrangements with on-demand subscription. For on-demand subscription agreements with multiple deliverables, we evaluate each element to determine whether it represents a separate unit of accounting. We determine the best estimated selling price of each deliverable in an arrangement based on a selling price hierarchy of methods contained in Finance Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Accounting Standards Codification (“ASC”) Topic 605)-Multiple-Deliverable Revenue Arrangements. The best estimated selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. Total arrangement fees are allocated to each element using the relative selling price method. We have currently established VSOE for most deliverables, except for fixed fee service arrangements and on-premise software licenses.

We considered all of the following factors to establish the ESP for fixed fee service arrangements when sold with its on-demand services: the weighted average actual sales prices of professional services sold on a stand-alone basis for on-demand services; average billing rates for fixed fee service agreements when sold with on-demand services, cost plus a reasonable mark-up and other factors such as gross margin objectives, pricing practices and growth strategy. We are currently using cost plus a reasonable mark-up to establish ESP for fixed fee service arrangements.

Multiple-deliverable arrangements with on-premise license. For arrangements with multiple deliverables, including license, professional services and maintenance, we recognize license revenue using the residual method of accounting pursuant to the requirements of the guidance contained in ASC 985-605, Software Revenue Recognition. Under the residual method, revenue is recognized when VSOE for fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. If evidence of fair value cannot be established for the undelivered elements, all of the revenue is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. For maintenance and certain professional services, we are able to establish VSOE because we have a sufficient history of selling these deliverables at an established price. Our revenue arrangements do not include a general right of return relative to the delivered products.

Generally, for our term-based licenses, if the only undelivered element is maintenance, the entire amount of revenue is recognized ratably over the maintenance period.

Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenue.
Refer to Note 1, The Company and Significant Accounting Policies, of the notes to our consolidated financial statements included in this report for further discussion on our revenue recognition policies.
Stock-based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation expense for restricted stock units is estimated based on the closing price of our common stock on the date of grant and the estimated forfeiture rate, which is based on historical forfeitures. We measure stock-based compensation for employee stock purchase plan shares using the Black-Scholes-Merton option pricing model, which include subjective variables such as the expected term of the plan, taking into account projected exercises; our expected stock price volatility over the expected term of the awards; the risk-free interest rate; and expected dividends. We estimate forfeiture rate based on an analysis of actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience and other factors. Changes in these variables could affect stock-based compensation expense in the future.
We granted performance-based restricted stock units ("PSUs") to select executives and other key employees.  Vesting of our PSUs is based on achievement of specified Company or other goals. In 2016, we granted PSUs to our CEO with vesting contingent upon our relative total shareholder return over a three year period compared to our 2016 executive compensation peer group companies. In 2015, we granted PSUs with vesting contingent on our absolute SaaS revenue growth over the three-year period from July 1, 2015 to June 30, 2018. In 2014, we granted PSUs with vesting contingent on our absolute SaaS revenue growth over the three-year period from January 1, 2014 to December 31, 2016, and on our relative total shareholder return over the same three-year period compared to an index of 17 SaaS companies. These PSUs will, to the extent the performance criteria are achieved, vest on the third anniversary of the grant date. PSU awards based on total shareholder return is recognized as compensation costs over the requisite service period, if rendered, even if the market condition is never satisfied. In determining the fair value of PSUs based on total shareholder return we considered the achievement of the market condition in the estimated fair value.
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
Recent Accounting Pronouncements
Refer to Note 1, The Company and Significant Accounting Policies, of the notes to our consolidated financial statements included in this report for information regarding the effect of newly adopted accounting pronouncements on our financial statements.

Results of Operations
Comparison of the Years Ended December 31, 2016 and 2015
Revenue, Cost of Revenue and Gross Profit
The table below sets forth the changes in revenue, cost of revenue and gross profit in 2016 from 2015 (in thousands, except percentage data):

	Year Ended December 31, 2016	Percentage of Revenue	Year Ended December 31, 2015	Percentage of Revenue	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$162,586	79%	$129,911	75%	$32,675	25%
Services and license	44,132	21%	43,176	25%	956	2%
Total revenue	$206,718	100%	$173,087	100%	$33,631	19%
Cost of revenue:
Recurring	$42,719	26%	$34,306	26%	$8,413	25%
Services and license	35,358	80%	32,145	74%	3,213	10%
Total cost of revenue	$78,077	38%	$66,451	38%	$11,626	17%
Gross profit:
Recurring	$119,867	74%	$95,605	74%	$24,262	25%
Services and license	8,774	20%	11,031	26%	(2,257)	(20)%
Total gross profit	$128,641	62%	$106,636	62%	$22,005	21%
Revenue
Total Revenue. The increase in total revenue for 2016 compared to 2015 was primarily due to continued SaaS revenue growth. New customer adoption of our Lead to Money suite, continued cross-sell and up-sell from our current customer base, and acquisitions have contributed to our growth in revenue.
Recurring Revenue. Recurring revenue consists of SaaS revenue and maintenance revenue. SaaS revenue increased to $151.5 million in 2016, representing an increase of $36.0 million or 31% from 2015. The increase was primarily due to new bookings related to new customers and cross-sell and up-sell into our current customer base, reflecting the results of our investment in expanding the sales force in recent years. The increase in our SaaS revenue was partially offset by the decrease in maintenance revenue to $11.1 million in 2016 from $14.4 million in 2015, as a result of customers converting from on-premise maintenance license arrangements to cloud-based offerings.
Services and License Revenue. Services and license revenue consists of integration and configuration services ("consulting services"), training and perpetual licenses. Services revenue increased by $2.3 million in 2016 to $43.8 million due to services associated with increased sales of our SaaS offerings. This increase was partially offset by a decrease of $1.3 million in license revenue as we stopped selling to new on-premise customers in early 2016.
Cost of Revenue and Gross Profit
Cost of Recurring Revenue. The increase in cost of recurring revenue in 2016 over 2015 was driven by investing in our data centers which resulted in $4.5 million increase in depreciation, maintenance and equipment, by a $3.5 million increase in personnel costs and $0.4 million in travel and related expenses. We expect to continue to invest in hosting facilities to support our revenue growth and a larger and expanded customer base.
Cost of Services and License Revenue. The increase in cost of services and license revenue in 2016 over 2015 was primarily due to a $3.2 million increase in personnel costs and travel-related expenses.
Recurring Revenue Gross Profit. The improvement in our recurring revenue gross profit in 2016 over 2015 was primarily due to a $36.0 million increase in SaaS revenue, partially offset by a $3.3 million decrease in maintenance revenue, a $4.5 million increase in depreciation, maintenance and equipment, a $3.5 million increase in personnel costs and $0.4 million in travel and related expenses.

Services and License Revenue Gross Profit. The decrease in our services and license gross profit in 2016 over 2015 was primarily due to a $3.2 million increase in personnel and travel related expenses and a $1.3 million decrease in license revenue partially offset by a $2.3 million increase in service revenue. In 2016, we have become more focused on our partners implementing our products and in 2017 we expect this will continue.
Operating Expenses
The table below sets forth the changes in operating expenses in 2016 from 2015 (in thousands, except percentage data):

	Year Ended December 31, 2016	Percentage of Revenue	Year Ended December 31, 2015	Percentage of Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$78,601	38%	$58,785	34%	$19,816	34%
Research and development	31,712	15%	26,088	15%	5,624	22%
General and administrative	35,795	17%	33,290	19%	2,505	8%
Income from settlement and patent licensing	(500)	—%	(500)	—%	—	—%
Restructuring and other	482	—%	628	—%	(146)	(23)%
Total operating expenses	$146,090	71%	$118,291	68%	$27,799	24%
Sales and Marketing. The increase in sales and marketing expense in 2016 over 2015 was primarily due to $12.7 million in higher personnel-related costs, which included an increase of $3.8 million in stock-based compensation expense and an increase of $1.7 million in commissions associated with increased bookings. In addition, sales and marketing costs increased by $2.9 million due to more marketing events and programs, $1.7 million related to third party commissions and $2.5 million in entertainment and travel related expenses associated with increased sales personnel.
Research and Development. The increase in research and development expenses in 2016 over 2015 was due to a $4.5 million increase in personnel-related costs, which included $2.1 million in stock-based compensation expense as we continue to invest in headcount to support product development, and a $1.1 million increase in maintenance agreement expense.
General and Administrative.   The increase in general and administrative expenses in 2016 over 2015 was primarily due to a $3.9 million increase in personnel-related costs, which included $3.3 million in stock-based compensation expense, partially offset by the decrease of $0.8 million in professional services and $0.6 million in corporate expenses.
Income from Settlement and Patent Licensing. On November 25, 2013, we entered into a settlement agreement with Xactly Corporation and Xactly's President and Chief Executive Officer that, includes an agreement by Xactly to pay a $2.0 million license fee in four annual installments of $0.5 million commencing in November 2013 with the final payment in November 2016. In 2015 and 2016, we recorded $0.5 million of offset to legal fees under operating expenses regarding this settlement.
Restructuring and Other. Restructuring and other expenses decreased in 2016 over 2015, mainly as a result of a reduction in expenses associated with our consolidation of certain office locations.

Stock-Based Compensation
The following table summarizes our stock-based compensation expenses in 2016 and 2015 (in thousands, except percentage data).

	Year Ended December 31,		Increase (Decrease)	Percentage Change
	2016	2015
Stock-based compensation:
Cost of recurring revenue	$1,639	$1,237	$402	32%
Cost of services revenue	2,097	1,149	948	83%
Sales and marketing	9,244	5,488	3,756	68%
Research and development	5,147	3,031	2,116	70%
General and administrative	10,996	7,687	3,309	43%
Total stock-based compensation	$29,123	$18,592	$10,531	57%
Total stock-based compensation expense increased in 2016 compared to 2015, primarily due to the timing of restricted stock unit grants, an increase in our stock price and an increase in employee stock purchase plan participation in 2016.
Other Items
The table below sets forth the changes in other items in 2016 and 2015 (in thousands, except percentage data):

	Year Ended December 31,		Increase (Decrease)	Percentage Change
	2016	2015
Other income (expense), net:
Interest income and other income (expense), net	$(122)	$(522)	$(400)	(77)%
Interest expense	(267)	(180)	87	48%
Other income (expense), net	$(389)	$(702)	$313	45%
Provision for income taxes	$1,128	$791	$337	43%
Interest Income and Other Income (Expense), net
The decrease in the net expense associated with "interest income and other income (expense), net" in 2016 of $0.4 million was primarily due to a reduction in foreign exchange loss and an increase in interest income from holding larger balances in short-term investments.
Interest Expense
Interest expense increased in 2016 as compared to 2015 by $0.1 million because of increased interest expense on our capital financing arrangements.
Provision for Income Taxes
Provision for income tax increased in 2016 as compared to 2015 was primarily attributable to higher deferred tax liabilities from acquisitions in 2016, as well as an increase in sales to foreign customers subject to withholding taxes.

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
Cost of Revenue and Gross Profit
Cost of Recurring Revenue. The increase in cost of recurring revenue in 2015 was driven by a $2.9 million increase in personnel costs, a $0.8 million increase in depreciation, maintenance and equipment, and $0.2 million in travel and other expenses, partially offset by a reduction in royalty expense of $0.9 million royalty expense related to the litigation settlement with Versata in 2014. We will continue to invest in hosting facilities to support our revenue growth and expanded customer base.
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
Income from Settlement and Patent Licensing. On November 25, 2013, we entered into a settlement agreement with Xactly Corporation and Xactly's President and Chief Executive Officer that includes an agreement by Xactly to pay a $2.0 million license fee in four annual installments of $0.5 million that began in November 2013. In 2014 and 2015, we recorded $0.5 million of offset to legal fees under operating expenses regarding this settlement.
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
Total stock-based compensation expense increased in 2015 compared to 2014, primarily due to the timing of restricted stock unit grants, an increase in our stock price and an increase in employee stock purchase plan participation in 2015. We did not grant any stock options in 2015 and 2014.
Other Items
The table below sets forth the changes in other items in 2015 and 2014 (in thousands, except percentage data):

	Year Ended December 31,		Increase (Decrease)	Percentage Change
	2015	2014
Other income (expense), net:
Interest income and other income (expense), net	$(522)	$3,504	$(4,026)	(115)%
Interest expense	(180)	(506)	326	(64)%
Other income (expense), net	$(702)	$2,998	$(3,700)	(123)%
Provision for income taxes	$791	$1,012	$(221)	(22)%
Interest Income and Other Income (Expense), net
The decrease in the net income associated with "interest income and other income (expense), net" in 2015 was primarily due to a $3.9 million gain on the sale of select domain names and trademarks in 2014 with no comparable gain in 2015 and an increase in foreign currency loss of $0.2 million in 2015.
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

Liquidity and Capital Resources
As of December 31, 2016, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $187.3 million, and accounts receivable of $55.5 million.
In September 2016, we completed a follow-on offering in which we issued 5.1 million shares of our common stock at a public offering price of $18.25 per share and we received net proceeds of $87.1 million after deducting underwriting discounts and commissions of $5.6 million and other offering expenses of $0.4 million. In October 2016, the underwriters exercised their over-allotment option and purchased an additional 0.8 million shares at the public offering price of $18.25 per share and we received net proceeds of $13.1 million after deducting underwriting discounts and commissions of $0.8 million.
In March 2015, we completed a public offering of approximately 5.3 million newly-issued shares of our common stock at a public offering price of $13.00 per share. We received net proceeds of $64.4 million from this offering, after deducting underwriting discounts and commissions of $4.1 million and other offering expenses of $0.3 million.
In May 2014, we entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan ("Revolver") to us in an amount not to exceed $10.0 million, with an accordion feature that allows us to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million. The Revolver matures in May 2019. Outstanding borrowings under the Revolver bear interest, at our option, at a base rate plus an applicable margin. The applicable margin ranges between 0.75% and 2.25% depending on our leverage ratio. Interest is payable every three months. In September 2014, we exercised the accordion feature and increased the maximum borrowing amount to $15.0 million. As of December 31, 2016 and 2015, we have no outstanding borrowings under the Revolver.
During 2016, accounts receivable and deferred revenue increased significantly due to growth in SaaS revenue. We expect these trends to continue into 2017 and we expect to continue to achieve positive operating cash flows during 2017.
We believe our existing cash, cash equivalents and short-term investments and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months.
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$29,779	$26,469	$9,151
Net cash used in investing activities	(59,103)	(35,680)	(14,004)
Net cash provided by financing activities	100,799	52,593	11,041
In 2016, cash and cash equivalents increased by approximately $70.8 million primarily due to $29.8 million of cash provided by our operating activities and $100.8 million of cash provided by our financing activities, partially offset by $59.1 million of cash used by our investing activities.
Year Ended December 31, 2016
Net cash provided by operating activities was $29.8 million in 2016, which was $3.3 million higher compared to $26.5 million in 2015. In 2016, the net loss of $19.0 million included non-cash charges of $14.5 million of depreciation and amortization expense, $29.1 million of stock-based compensation expense and $1.5 million in bad debt expense. Changes in working capital provided cash of $3.2 million, which included a $19.0 million increase in deferred revenue, a $5.3 million increase in accrued payroll and related expenses, partially offset by $12.4 million increase in accounts receivable, $6.1 million increase in prepaid expenses, $2.3 million decrease in accounts payable and accrued expenses and $0.4 million increase in other non-current assets.
Net cash used in investing activities was $59.1 million in 2016, which was $23.4 million higher compared to $35.7 million in 2015. Net cash used in investing activities in 2016 included net purchases of investments of $20.0 million, purchases of property and equipment of $15.6 million for our data center improvements and new facilities, $1.0 million for purchases of intangibles and $22.6 million for the acquisitions of ViewCentral LLC., Badgeville LLC., and DataHug Ltd.

Net cash provided by financing activities was $100.8 million in 2016, which was $48.2 million higher compared to $52.6 million in 2015. Net cash provided by financing activities in 2016 was due to $100.3 million in proceeds from the public offering of our common stock, $4.4 million of proceeds net of purchases from the issuance of common stock pursuant to exercise and release of stock awards, partially offset by $3.5 million restricted stock units acquired to settle employee withholding tax liability and $0.5 million payment of consideration related to acquisitions.
Year Ended December 31, 2015
Net cash provided by operating activities was $26.5 million in 2015, which was $17.3 million higher compared to $9.2 million in 2014. In 2015, the net loss of $13.1 million included $11.7 million of depreciation and amortization expense, $18.6 million of stock-based compensation expense and $1.9 million in bad debt expense. Changes in working capital provided cash of $7.4 million, which included $7.0 million increase in deferred revenue, $1.5 million increase in accounts payable and accrued expenses and $3.5 million in accrued payroll expense, partially offset by $2.9 million increase in accounts receivable, $1.0 million increase in prepaid expenses and $0.5 million increase in other non-current assets.
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

Contractual Obligations and Commitments
We have the following contractual cash obligations at December 31, 2016. Contractual cash obligations that are cancellable upon notice and without significant penalties are not included in the table. During 2016, we entered into various contractual obligations, including non-cancellable operating lease obligations and unconditional purchase commitments. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) and non-cancellable purchase commitments as of December 31, 2016 are as follows (in thousands):

	Payments due by Year
Contractual Obligations	Unconditional Purchase Commitments (1)	Non-cancellable Operating Leases (2)
2017	$18,189	$3,504
2018	9,504	4,190
2019	6,004	3,880
2020	3,008	3,979
2021	—	3,737
Thereafter	—	2,693
Total	$36,705	$21,983
_______________________________________________________________________________

(1)
Primarily represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: software purchases, data center equipment purchases and maintenance agreements. In addition, amounts include unconditional purchase agreements during the normal course of business with various vendors for future services.

(2)
We have facilities under non-cancellable operating lease agreements that expire at various dates through 2025. Our rent expense for 2016, 2015 and 2014 was $3.6 million, $3.0 million and $2.1 million, respectively. During 2016, we entered into an office lease expansion of our headquarters in Dublin, California, as well as office space leases for facilities in Hyderabad, India and Belgrade, Serbia.

Included in non-current deposits and other assets in the consolidated balance sheets at December 31, 2016 and 2015 is restricted cash and rental deposits totaling $0.2 million and $0.3 million, respectively, related to security deposits on leased facilities. The restricted cash represents investments in certificates of deposit required by landlords to meet security deposits for the leased facilities.
Unrecognized Tax Benefit
As of December 31, 2016, the total gross unrecognized tax benefit before the impact of the valuation allowance was $3.7 million, including immaterial interest and penalties. We have made an election to recognize the interest and penalties as a component of income tax expense. If recognized, the amount of the unrecognized tax benefit that would impact the tax expense is $0.5 million. It is possible that the amount of existing unrecognized tax benefits may decrease within 12 months as a result of statute of limitations lapses in some of the jurisdictions, however, an estimate of the range cannot be made.
Letter of Credit
We obtained a $1.4 million letter of credit in October 2016 for our leased space in Dublin, California. The letter of credit will expire on October 1, 2017. There is no balance outstanding under this line of credit.
Revolver Line of Credit
In May 2014, we entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan ("Revolver") to us in an amount not to exceed $10.0 million, with an accordion feature that allows us to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million. The Revolver matures in May 2019. Outstanding borrowings under the Revolver bear interest, at our option, at a base rate plus an applicable margin. The applicable margin ranges between 0.75% and 2.25% depending on our leverage ratio. Interest is payable every three months. In September 2014, we exercised the accordion feature and increased the maximum borrowing amount to $15.0 million. As of December 31, 2016 and 2015 we have no outstanding borrowings under the Revolver.

Off-Balance Sheet Arrangements
With the exception of items discussed under "Contractual Obligations and Commitments" above we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources that are material to investors.
Related Party Transactions
For information regarding related party transactions, refer to Note 14, Related Party Transactions, to our consolidated financial statements.

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
Financial instruments that are potentially subject us to market risk are trade receivables denominated in foreign currencies. We mitigate market risk by entering into foreign currency contracts, monitoring ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on our on-going assessment of counterparty risk, we will adjust our exposure to various counterparties as necessary.
Interest Rate Risk. We invest our cash in a variety of financial instruments, consisting primarily of investments in money market accounts, certificates of deposit, high quality corporate debt obligations, and U.S. government obligations.
Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At December 31, 2016, the weighted average maturity of our investments was approximately three months, and all investment securities had remaining maturities of less than 24 months. The following table presents certain information about our financial instruments at December 31, 2016 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
	1 Year or Less	More Than 1 Year	Total Principal Amount	Total Fair Value
Available-for-sale securities	$32,252	$7,015	$39,267	$39,266
Weighted average interest rate	1.74%	1.36%
Foreign Currency Exchange Risk. A portion of our business originates outside the U.S. and subjects us to fluctuations in the USD value of revenues, expenses, and cash flows as a result of changes in foreign exchange rates. For 2016 and 2015, approximately 22% and 23%, respectively, of our total revenue was generated outside the United States. At December 31, 2016 and 2015, approximately 14% and 15%, respectively, of our total accounts receivable was denominated in foreign currency. In addition, the Company maintains foreign subsidiaries which have the local currency as their functional currency and therefore the Company is subject to translation risk. While our exposure to foreign currency risk is concentrated primarily in British pound sterling, Euro and Australian dollars, our overall foreign exchange exposure has been minimal to date. For the years ended December 31, 2016 and 2015, we recognized losses on foreign exchange transactions of $0.3 million and $0.6 million, respectively. We expect to continue to transact a majority of our business in U.S. Dollars.
During the year ended December 31, 2016, we initiated a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. For further information regarding our hedging program, refer to Note 5, Fair Value Measurements, to our consolidated financial statements.

Item 8.    Consolidated Financial Statements and Supplementary Data

CALLIDUS SOFTWARE INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Callidus Software Inc.:
We have audited the accompanying consolidated balance sheets of Callidus Software, Inc. and subsidiaries (the" Company") as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callidus Software Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Santa Clara, California
February 27, 2017

CALLIDUS SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$148,008	$77,232
Short-term investments	39,266	19,977
Accounts receivable, net of allowances of $1,536 and $1,310 at December 31, 2016 and 2015, respectively	55,464	43,461
Prepaid and other current assets	18,275	11,385
Total current assets	261,013	152,055
Property and equipment, net	35,456	20,540
Goodwill	63,957	50,146
Intangible assets, net	21,659	14,885
Deposits and other assets	4,416	4,016
Total assets	$386,501	$241,642
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,573	$3,636
Accrued payroll and related expenses	17,831	12,510
Accrued expenses	15,126	11,017
Deferred revenue	99,758	74,644
Total current liabilities	136,288	101,807
Deferred revenue, noncurrent	3,209	5,186
Deferred income taxes, noncurrent	1,541	1,477
Other liabilities	8,602	4,371
Total liabilities	149,640	112,841
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 66,031 and 58,612 shares issued and 63,692 and 56,273 shares outstanding at December 31, 2016 and 2015, respectively	64	56
Additional paid-in capital	559,200	428,776
Treasury stock; 2,339 shares at December 31, 2016 and 2015	(14,430)	(14,430)
Accumulated other comprehensive loss	(5,141)	(1,735)
Accumulated deficit	(302,832)	(283,866)
Total stockholders' equity	236,861	128,801
Total liabilities and stockholders' equity	$386,501	$241,642
The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Recurring	$162,586	$129,911	$99,807
Services and license	44,132	43,176	36,811
Total revenue	206,718	173,087	136,618
Cost of revenue:
Recurring	42,719	34,306	31,282
Services and license	35,358	32,145	24,756
Total cost of revenue	78,077	66,451	56,038
Gross profit	128,641	106,636	80,580
Operating expenses:
Sales and marketing	78,601	58,785	47,040
Research and development	31,712	26,088	20,307
General and administrative	35,795	33,290	26,255
Income from settlement and patent licensing	(500)	(500)	(500)
Restructuring and other	482	628	1,025
Total operating expenses	146,090	118,291	94,127
Operating loss	(17,449)	(11,655)	(13,547)
Interest income and other income (expense), net	(122)	(522)	3,504
Interest expense	(267)	(180)	(506)
Loss before provision for income taxes	(17,838)	(12,357)	(10,549)
Provision for income taxes	1,128	791	1,012
Net loss	$(18,966)	$(13,148)	$(11,561)
Net loss per share—basic and diluted:
Net loss per share	$(0.32)	$(0.24)	$(0.24)
Shares used in basic and diluted per share computation	58,852	54,719	47,547
Comprehensive loss:
Net loss	$(18,966)	$(13,148)	$(11,561)
Unrealized losses on available-for-sale securities	(1)	(15)	(7)
Foreign currency translation adjustments	(3,405)	(981)	(897)
Comprehensive loss	$(22,372)	$(14,144)	$(12,465)
The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock			Treasury Stock		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital				Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2013	47,817	$45	$315,430	2,339	$(14,430)	$165	$(259,157)	$42,053
Exercise of stock options under stock incentive plans	701	1	2,869	—	—	—	—	2,870
Issuance of common stock under stock purchase plans	319	—	1,983	—	—	—	—	1,983
Issuance of common stock upon vesting of restricted units, net of withholding taxes	607	1	(1,723)	—	—	—	—	(1,722)
Stock-based compensation	—	—	11,813	—	—	—	—	11,813
Conversion of debt to equity	1,841	2	13,940	—	—	—	—	13,942
Unrealized loss on investments	—	—	—	—	—	(7)	—	(7)
Cumulative translation adjustment	—	—	—	—	—	(897)	—	(897)
Net loss	—	—	—	—	—	—	(11,561)	(11,561)
Balance as of December 31, 2014	51,285	$49	$344,312	2,339	$(14,430)	$(739)	$(270,718)	$58,474
Exercise of stock options under stock incentive plans	442	1	2,045	—	—	—	—	2,046
Issuance of common stock under stock purchase plans	256	—	2,439	—	—	—	—	2,439
Issuance of common stock upon vesting of restricted units, net of withholding taxes	1,339	1	(3,070)	—	—	—	—	(3,069)
Stock-based compensation	—	—	18,592	—	—	—	—	18,592
Issuance of stock for follow-on offering, net of issuance costs	5,290	5	64,367	—	—	—	—	64,372
Excess tax benefit	—	—	91	—	—	—	—	91
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Cumulative translation adjustment	—	—	—	—	—	(981)	—	(981)
Net loss	—	—	—	—	—	—	(13,148)	(13,148)
Balance as of December 31, 2015	58,612	$56	$428,776	2,339	$(14,430)	$(1,735)	$(283,866)	$128,801
Exercise of stock options under stock incentive plans	198	—	1,330	—	—	—	—	1,330
Issuance of common stock under stock purchase plans	277	1	3,053	—	—	—	—	3,054
Issuance of common stock upon vesting of restricted units, net of withholding taxes	1,079	1	(3,480)	—	—	—	—	(3,479)
Stock-based compensation	—	—	29,123	—	—	—	—	29,123
Issuance of stock for follow-on offering, net of issuance costs	5,865	6	100,339	—	—	—	—	100,345
Excess tax benefit	—	—	59	—	—	—	—	59
Unrealized loss on investments	—	—	—	—	—	(1)	—	(1)
Cumulative translation adjustment	—	—	—	—	—	(3,405)	—	(3,405)
Net loss	—	—	—	—	—	—	(18,966)	(18,966)
Balance as of December 31, 2016	66,031	$64	$559,200	2,339	$(14,430)	$(5,141)	$(302,832)	$236,861
The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(18,966)	$(13,148)	$(11,561)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	8,041	6,011	5,503
Amortization of intangible assets	6,431	5,687	4,971
Provision for doubtful accounts	1,548	1,897	852
Stock-based compensation	29,123	18,592	11,813
Deferred income taxes	210	26	(86)
Loss on foreign currency from mark-to-market derivative	23	—	—
Release of valuation allowance	—	—	(265)
Excess tax benefits from stock-based compensation	(59)	(91)	—
Loss on disposal of property and equipment	23	10	43
Amortization of convertible notes issuance cost	—	—	58
Gain on sale of intangible assets	—	—	(3,862)
Net amortization on investments	170	133	27
Changes in operating assets and liabilities:
Accounts receivable	(12,439)	(2,944)	(11,746)
Prepaid and other current assets	(6,118)	(972)	(3,749)
Other noncurrent assets	(426)	(549)	(1,088)
Accounts payable	(1,088)	1,413	(794)
Accrued expenses and other liabilities	(1,237)	67	6,696
Accrued payroll and related expenses	5,321	3,459	1,149
Accrued restructuring and other expenses	252	(131)	(181)
Deferred revenue	18,970	7,009	11,371
Net cash provided by operating activities	29,779	26,469	9,151
Cash flows from investing activities:
Purchases of investments	(37,409)	(24,479)	(2,784)
Proceeds from maturities and sale of investments	17,441	7,119	7,850
Purchases of property and equipment	(15,599)	(13,128)	(7,121)
Proceeds from sale of intangible assets, net of expenses	—	—	4,651
Purchases of intangible assets	(962)	(827)	(1,112)
Acquisitions, net of cash acquired	(22,574)	(4,365)	(15,488)
Net cash used in investing activities	(59,103)	(35,680)	(14,004)
Cash flows from financing activities:
Proceed from follow-on offering, net of issuance costs	100,345	64,372	—
Proceeds from issuance of common stock	4,384	4,484	4,852
Restricted stock units acquired to settle employee withholding tax liability	(3,479)	(3,070)	(1,723)
Excess tax benefits from stock-based compensation	59	91	—
Payment of consideration related to acquisitions	(510)	(1,802)	(630)
Payment on debt conversion	—	—	(645)
Proceeds (repayment) from Revolver line of credit	—	(10,481)	10,481
Payment of principal under capital leases	—	(1,001)	(1,294)
Net cash provided by financing activities	100,799	52,593	11,041
Effect of exchange rates on cash and cash equivalents	(699)	(350)	(283)
Net increase in cash and cash equivalents	70,776	43,032	5,905
Cash and cash equivalents at beginning of period	77,232	34,200	28,295
Cash and cash equivalents at end of period	$148,008	$77,232	$34,200
Supplemental disclosures of cash flow information:
Cash paid for interest on convertible debt	$—	$—	$277
Cash paid for interest on capital leases	$—	$18	$59
Cash paid for interest on line of credit	$68	$104	$—
Cash paid for income taxes	$757	$542	$182
Noncash investing and financing activities:
Conversion of convertible debt to equity	$—	$—	$14,197
Reclassification of unamortized debt issuance cost to additional paid-in capital as a result of debt conversion	$—	$—	$253
Purchases of property and equipment through accounts payable and other accrued liabilities	$7,291	$5,314	$5,829
The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—The Company and Significant Accounting Policies
Description of Business
Callidus Software Inc. ("Callidus" or "CallidusCloud") is a global leader in cloud-based sales, marketing, learning and customer experience solutions. CallidusCloud enables its customers to sell more, faster with its Lead to Money suite of solutions that, among other things, identifies leads, trains personnel, implements territory and quota plans, enables sales forces, automates configuration pricing and quoting, manages contracts, streamlines sales compensation, captures customer feedback and provides rich predictive analytics for competitive advantage.
Principles of Consolidation
The consolidated financial statements include the accounts of Callidus Software Inc. and its wholly-owned subsidiaries (collectively, the "Company"), which include wholly-owned subsidiaries in Australia, Canada, Germany, Hong Kong, India, Ireland, Japan, Malaysia, Mexico, Netherlands, New Zealand, Serbia, Singapore, and the United Kingdom. All intercompany transactions and balances have been eliminated in the consolidation.
Use of Estimates
Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principals ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenue and expenses during the reporting period and the accompanying notes. Estimates are used for, but not limited to, the allocation of the value of purchase consideration for business acquisitions and other contingencies, allowances for doubtful accounts, the useful lives of fixed assets and intangible assets, the attainment of performance-based restricted stock units, stock-based compensation forfeiture rates, accrued liabilities and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates such estimates and assumptions on an ongoing basis for continued reasonableness, using historical experience and other factors, including the current economic environment. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such evaluation. Illiquid credit markets, volatile equity and foreign currency markets and fluctuations in information technology spending by prospective customers can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates. Changes in those estimates, if any, resulting from continuing changes in the economic environment, will be reflected in the consolidated financial statements in future periods.
Foreign Currency Translation
The Company transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Accordingly, the foreign currencies are translated into U.S. Dollars using exchange rates in effect at period end for assets and liabilities and average rates during each reporting period for the results of operations. Adjustments resulting from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in interest income and other income (expense), net in the accompanying consolidated statements of comprehensive loss.
Cash and Cash Equivalents and Investments
The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of December 31, 2016 and 2015 consisted of money market funds. The Company determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2016 and 2015, all investment securities were designated as "available-for-sale". The Company considers available-for-sale securities that have an original maturity date longer than three months on the date of purchase to be short-term investments, including those investments that have a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. These securities are carried at estimated fair value based on quoted market prices or other readily available market information, with the unrealized gains and losses included in other comprehensive income (loss). Recognized gains and losses are included in the consolidated statement of comprehensive loss. When the Company has determined that an other-than-temporary decline in fair value has occurred, the amount of the decline is recognized in earnings. Gains and losses are determined using the specific identification method.

Fair Value of Financial Instruments and Concentrations of Credit Risk
The fair value of certain of the Company's financial instruments that are not measured at fair value, including accounts receivable and accounts payable, approximates the carrying amount due to their short maturity. See Note 5, Fair Value Measurements, for discussion regarding the valuation of the Company's investments. Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents, short-term investments and trade receivables. The Company mitigates concentration of risk by monitoring the risk profiles of all bank counterparties on at least a quarterly basis. Based on the on-going assessment of counterparty risk, the Company will adjust its exposure to various counterparties.
The Company's customer base consists of businesses throughout the Americas, Europe, Middle East, Africa and Asia-Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of December 31, 2016 and 2015, the Company had no customers comprising greater than 10% of net accounts receivable or total revenue. Refer to Note 13, Segment, Geographic and Customer Information, for information regarding revenue by geographic areas.
In May 2014, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan ("Revolver") to the Company in an amount not to exceed $10.0 million, with an accordion feature that allows the Company to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million. In September 2014, the Company increased the maximum borrowing amount to $15.0 million. The Revolver matures in May 2019. In June 2015, the Company paid off the then outstanding amount of $10.5 million. As of December 31, 2016 and 2015, the Company had no borrowings under the Revolver.
Outstanding borrowings under the Revolver bear interest, at the Company's option, at a base rate plus an applicable margin. The applicable margin ranges between 0.75% and 2.25% depending on the Company's leverage ratio. Interest is payable every three months.
Derivative Financial Instruments
During 2016, the Company entered into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in Euros, Australian dollars and British pounds. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with cash, accounts receivable and intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of December 31, 2016, the foreign currency derivative contracts that were not settled were recorded at fair value on the consolidated balance sheets.
Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other expense to offset the gains or losses resulting from the settlement or remeasurement of the underlying foreign currency denominated cash, receivables and payables. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties.
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

Below is a summary of the changes in the Company's allowance for doubtful accounts for 2016, 2015 and 2014 (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2016	$1,310	$1,194	$(968)	$1,536
Year ended December 31, 2015	1,063	912	(665)	1,310
Year ended December 31, 2014	650	996	(583)	1,063
Property and Equipment, net
Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally two to eight years. Leasehold improvements are amortized over the lesser of the assets' estimated useful lives or the related lease terms. Expenditures for maintenance and repairs are expensed as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts and any resulting gain or loss is reflected in the consolidated statements of comprehensive loss.
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
The Company conducts a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit's carrying value, the Company will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, the Company will compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. The Company has one reporting unit and evaluates goodwill for impairment at the entity level. Based upon the results of the step one testing, the Company concluded that no impairment existed as of December 31, 2016, and did not perform the second step of the goodwill impairment test.
Intangible assets with finite lives are amortized over their estimated useful lives of one to twelve years. Generally, amortization is based on the higher of a straight-line method or the pattern in which the economic benefits of the intangible asset will be consumed. In 2015, the Company recorded impairment expense of $0.3 million. In 2016 and 2014, there was no impairment expense related to intangible assets.
The Company also evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no other impairment charges recorded during the years ended December 31, 2016, 2015 and 2014.
Business Combinations
The Company recognizes assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's consolidated statements of comprehensive loss. See Note 2, Acquisitions, for a discussion of the Company's acquisitions during 2016 and 2015.
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
The Company estimates the fair value of the contingent consideration issued in business combinations using a probability-based income approach. The fair value of the Company's liability-classified contingent consideration is remeasured at each reporting period, with any changes in the fair value recorded as income or expense. Contingent acquisition consideration payable is included in accrued liabilities on the Company's consolidated balance sheets.
Revenue Recognition
     The Company generates revenue by providing software-as-a-service ("SaaS") solutions through on-demand subscription, on-premise perpetual and term licenses and related software maintenance, and professional services. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Recurring Revenue. Recurring revenue, which includes SaaS revenue and maintenance revenue, is recognized ratably over the stated contractual period. SaaS revenue consists of subscription fees from customers accessing the Company's cloud-based service offerings. Maintenance revenue consists of fees from customers purchasing licenses and receiving support for such on-premise solutions. The Company also recognizes SaaS and maintenance revenue associated with customers using its products in excess of contracted usage ("Overages"). Overages are primarily attributed to SaaS products and such Overages are recorded in SaaS revenue in the period incurred. Revenue related to Overages was immaterial for all the years presented.

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

In general, recurring revenue agreements are entered into for 12 to 36 months with some extending out to 10 years, and the professional services are performed within nine months of entering into a contract with the customer, depending on the size of integration.

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

Deferred Revenue

Deferred revenue consists of invoicing and payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. The Company invoices its customers annually, quarterly, or in monthly installments. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.
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
Deferred Commissions
The asset balance for deferred commissions on the Company's consolidated balance sheets totaled $11.5 million and $7.1 million at December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, $9.5 million and $6.0 million, respectively, of deferred commissions are included in prepaid and other current assets in total current assets, with the remaining amounts included in deposits and other assets in long-term assets in the consolidated balance sheets. The deferred costs mainly represent commission payments to the Company's direct sales force and third parties for on-demand subscription and maintenance agreements, which the Company amortizes as sales and marketing expense over the non-cancellable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements.

Restructuring and Other Expenses
Restructuring and other expenses are comprised primarily of employee termination costs related to headcount reductions, costs related to properties abandoned in connection with facilities consolidation including estimated losses related to excess facilities based upon the Company's contractual obligations, net of estimated sublease income and related write-downs of leasehold improvements and impairment of intangible assets. The Company reassesses the liability for excess facilities periodically based on market conditions. Restructuring and other expense was $0.5 million, $0.6 million and $1.0 million during the years 2016, 2015 and 2014, respectively.
Research and Development
The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of expenses for research and development staff, the cost of certain third-party service providers and allocated overhead.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation expense for restricted stock units is estimated based on the closing price of the Company's common stock on the date of grant and the estimated forfeiture rate, which is based on historical forfeitures. The Company measures stock-based compensation expense for employee stock purchase plan shares using the Black-Scholes-Merton option pricing model. These variables include: the expected term of the plan, taking into account projected exercises; the Company's expected stock price volatility over the expected term of the awards; the risk-free interest rate; and expected dividends. The Company estimates forfeiture rate based on an analysis of actual forfeitures and they will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience and other factors. Changes in these variables could affect stock-based compensation expense in the future.
The Company granted performance-based restricted stock units ("PSUs") to select executives and other key employees. Vesting of the Company's PSUs is based on achievement of specified company or other goals. In 2016, the Company granted PSUs to its CEO with vesting contingent upon the Company's relative total shareholder return over a three year period compared to the Company's 2016 executive compensation peer group companies. In 2015, the Company granted PSUs with vesting contingent on its absolute SaaS revenue growth over the three-year period from July 1, 2015 to June 30, 2018. In 2014, the Company granted PSUs with vesting contingent on its absolute SaaS revenue growth over the three-year period from January 1, 2014 to December 31, 2016, and on our relative total shareholder return over the same three-year period compared to an index of 17 SaaS companies. These PSUs will, to the extent the performance criteria are achieved, vest on the third anniversary of the grant date. PSU awards based on total shareholder return is recognized as compensation costs over the requisite service period, if rendered, even if the market condition is never satisfied. In determining the fair value of PSUs based on total shareholder return the Company considered the achievement of the market condition in the estimated fair value.
Income Taxes
The Company is subject to income and foreign withholding taxes in both the United States and foreign jurisdictions and the Company uses estimates in determining its provision for income taxes. This process involves estimating actual current tax assets and liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the consolidated balance sheets. Net deferred tax assets are recorded to the extent the Company believes that it is more-likely-than-not to be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. Except for the net deferred tax assets of two of the Company's foreign subsidiaries, the Company maintained a full valuation allowance against its net deferred tax assets at December 31, 2016 because the Company believes that it is not more-likely-than-not that the gross deferred tax assets will be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event the Company was able to determine that it would be able to realize the deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made.
The Company regularly reviews its tax positions and benefits to be realized. The Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to income tax matters as income tax expense. Interest or penalties associated with unrecognized tax benefits was immaterial for all the years presented.

Advertising Costs
The Company expenses advertising costs in the period incurred. Advertising expense was $3.8 million, $2.1 million, and $1.2 million for 2016, 2015 and 2014, respectively.
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
Recent Accounting Pronouncements
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This guidance improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under current U.S. GAAP, the recognition of current and deferred income taxes for an intra-entity asset transfer is prohibited until the asset has been sold to an outside party. Under the new standard, an entity will recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Two common examples of assets included in the scope of this update are intellectual property and property, plant and equipment. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for certain cash receipts and cash payments. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Entities are permitted to adopt the standard early in any interim or annual period, and a retrospective application is required. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
     In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of share-based payments. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from the share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted.

The Company will adopt the updated standard in the first quarter of fiscal 2017. The Company believes that the new standard may cause volatility in its tax provision. The volatility in future periods will depend on the Company's stock price at the awards' vest dates and the number of awards that vest in each period. Further, the Company will not elect an accounting policy change to record forfeitures as they occur and will continue to estimate forfeitures at each period.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. The updated standard is effective for the Company beginning in the first quarter of fiscal 2019. The Company is currently evaluating its expected adoption method and timeline, and the impact of this new standard on its consolidated financial statements. As the Company has not yet selected a transition method, it cannot reasonably estimate the impact that the adoption of this standard will have on its financial statements.
In May 2014, August 2015, April 2016 and May 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, (collectively referred to as "Topic 606"). Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016, but the Company has elected not to early adopt. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company will adopt the guidance on January 1, 2018 and currently intends to elect the modified retrospective transition approach. The Company is in the process of evaluating the impact of the adoption of Topic 606 on its consolidated financial statements.
Except for the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company's consolidated financial statements.

Note 2—Acquisitions
DataHug Ltd.
On November 7, 2016, the Company acquired DataHug Ltd. ("DataHug"), a privately-held company and provider of SaaS predictive forecasting and sales analytics. The Company's purchase of DataHug is intended to utilize its unique, patented technology to deliver predictive analysis of sales pipelines that is easy to understand and visualize. The purchase consideration was $13.0 million which included $11.7 million paid in cash and a $1.3 million indemnity holdback to be paid one year from the date of the agreement.
The preliminary purchase price allocation for DataHug is summarized as follows (in thousands):

Fair Value
Net liabilities assumed	$(600)
Intangible assets	5,350
Goodwill	8,138
Total purchase price, net of cash acquired	$12,888

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. The fair value of the intangible assets at the date of acquisition require significant judgment, and were measured primarily based on inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurements. The methodologies used in valuing the intangible assets include, but are not limited to, multiple period excess earnings method for developed technology, with and without method for customer contracts and related relationships, the relief-from-royalty method for trademarks, tradenames and domain names and the multiple period excess earnings method for order backlog. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Annual Report on Form 10-K, and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of December 31, 2016, the primary areas that are not yet finalized due to information that may become available subsequently and may result in changes in the values assigned to various assets and liabilities, include the fair values of intangible assets and deferred tax liabilities as well as assumed tax assets and liabilities.

The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled workforce in accordance with generally accepted accounting principles. The goodwill balance is primarily attributed to the extension of the predictive analysis of the sales pipeline to the Company's Lead to Money suite. The goodwill balance is not deductible for income tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisition.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives, as of the date of the DataHug acquisition (in thousands):

	Fair Value	Weighted Average Useful Life	Consolidated statements of comprehensive loss Classification:Amortization expense
Developed technology	$3,800	4 years	Cost of sales
Customer contracts and related relationships	1,250	6 years	Sales and marketing expense
Order backlog	150	2 years	Cost of sales
Trademarks/trade names/domain names	150	3 years	General and administrative
Total intangible assets subject to amortization	$5,350

The financial results of DataHug are included in the Company's consolidated financial statements from the date of acquisition through December 31, 2016.

The acquisition of DataHug did not have a material impact on the Company's consolidated financial statements and therefore pro forma disclosures have not been presented.

Badgeville, Inc.

On June 24, 2016, the Company acquired certain assets of Badgeville, Inc. ("Badgeville"), a privately-held company and a leading technology provider in enterprise gamification and digital motivation. The Company's purchase of Badgeville is intended to extend digital motivation as part of the Company's Lead to Money suite. The purchase consideration was $7.5 million in cash.

The purchase price allocation for Badgeville is summarized as follows (in thousands):

Fair Value
Net liabilities assumed	$(1,791)
Intangible assets	5,200
Goodwill	4,091
Total purchase price	$7,500

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. The fair value of the intangible assets at the date of acquisition require significant judgment, and were measured primarily based on inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurements. To determine the value of the intangible assets, the Company made various estimates and assumptions. The methodologies used in valuing the intangible assets include, but are not limited to, cost approach for customer contracts and related relationships, multiple period excess earnings method for developed technology and the relief-from-royalty method for trademarks, tradenames and domain names.

The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled workforce in accordance with generally accepted accounting principles. The goodwill balance is primarily attributed to the extension of gamification and digital motivation to the Company's Lead to Money suite. The goodwill balance is deductible for income tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisition.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives, as of the date of the Badgeville acquisition (in thousands):

	Fair Value	Weighted Average Useful Life	Consolidated statements of comprehensive loss Classification:Amortization expense
Developed technology	4,300	5 years	Cost of sales
Customer contracts and related relationships	$700	3 years	Sales and marketing expense
Trademarks / trade names / domain names	200	7 years	General and administrative
Total intangible assets subject to amortization	$5,200

The financial results of Badgeville are included in the Company's consolidated financial statements from the date of acquisition through December 31, 2016.

The acquisition of Badgeville did not have a material impact on the Company's consolidated financial statements and therefore pro forma disclosures have not been presented.

ViewCentral LLC

On April 8, 2016, the Company acquired certain assets of ViewCentral LLC ("ViewCentral"). The acquisition is intended to augment the Company's Litmos mobile learning solution with a full revenue management and e-commerce platform designed for selling and optimizing profitable training for customers. The purchase consideration was $4.0 million in cash.

The purchase price allocation for ViewCentral is summarized as follows (in thousands):

Fair Value
Net liabilities assumed	$(1,568)
Intangible assets	1,700
Goodwill	3,868
Total purchase price	$4,000

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. The fair value of the intangible assets at the date of acquisition require significant judgment, and were measured primarily based on inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurements. The methodologies used in valuing the intangible assets include, but are not limited to, multiple period excess earnings method for customer contracts and related relationships and order backlog and the relief-from-royalty method for developed technology.

The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled workforce in accordance with generally accepted accounting principles. The goodwill balance is primarily attributed to the anticipated synergies from the expanded market opportunities for the Company's Litmos mobile learning applications. The goodwill balance is deductible for income tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisition.

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

The financial results of ViewCentral are included in the Company's consolidated financial statements from the date of acquisition through December 31, 2016.

The acquisition of ViewCentral did not have a material impact on the Company's consolidated financial statements and therefore pro forma disclosures have not been presented.
BridgeFront LLC
On July 22, 2015, the Company acquired BridgeFront LLC ("BridgeFront"), a leading provider of cloud-based education content for the healthcare sector, most notably in the compliance and revenue cycle domains. The purchase consideration was $5.0 million, which included $4.4 million paid in cash, $0.1 million held back to cover expenses of the stakeholder representative which is payable in early 2017, and $0.4 million indemnity holdback payable upon the one-year closing anniversary, which was paid during 2016. As of December 31, 2016, the $0.1 million held back to cover stakeholder representatives remained outstanding.

The terms of the BridgeFront acquisition also provided for potential earn-out payments of up to an aggregate of $0.6 million. Although earn-out payments based on achievement of targets are normally treated as purchase price because of the service conditions, $0.5 million of the $0.6 million was treated as compensation expense and is recognized over the term of the payments in 2015 and 2016. The remaining balance of $0.1 million was recorded as contingent consideration. As of December 31, 2015, the fair value of this contingent consideration, which included compensation expense from July 23, 2015 to December 31, 2015, was $0.3 million, which was paid in 2016. As of December 31, 2016, the second earnout for $0.4 million was not achieved and the related compensation expense was reversed.

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

The financial results of BridgeFront are included in the Company's consolidated financial statements from the date of acquisition to December 31, 2015 and for the year ended December 31, 2016.

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

	Fair Value	Weighted -Average Useful life	Consolidated statements of comprehensive loss Classification: Amortization Expense
Developed technology	$1,800	5 years	Cost of sales
Customer contracts and relationships	300	5 years	Sales and marketing expense
Total intangible assets subject to amortization	$2,100

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. The fair values of the intangible assets at the date of acquisition require significant judgment, and were measured primarily based on inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurements. To determine the value of the intangible assets, the Company made various estimates and assumptions. The methodologies used in valuing the intangible assets include, but are not limited to the multiple period excess earnings method for customer contracts and related relationships and the relief-from-royalty method for developed technology.
Note 3—Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the fiscal years ended December 31, 2016 and 2015 are as follows (in thousands):

Goodwill
Balance as of December 31, 2014	$46,970
Acquisitions	3,750
Foreign currency translation impact	(574)
Balance as of December 31, 2015	50,146
Acquisitions	16,097
Working capital adjustment	(157)
Foreign currency translation impact	(2,129)
Balance as of December 31, 2016	$63,957
In April 2016, the Company recorded goodwill of $3.9 million related to the acquisition of ViewCentral. In June 2016, the Company recorded goodwill of $4.1 million related to the acquisition of Badgeville. In November 2016, the Company recorded goodwill of $8.1 million related to the acquisition of DataHug. Refer to Note 2, Acquisitions, for further details.
In July 2015, the Company recorded goodwill of $3.8 million related to the acquisition of BridgeFront. Refer to Note 2, Acquisitions, for further details.
Based on the Company's annual impairment review in the fourth quarter of 2016, 2015 and 2014, goodwill was not impaired in any of the years presented.

Intangible assets
Intangible assets consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31, 2015 Cost	December 31, 2015 Net	Net Additions (1)	Foreign Currency Translation Impact	Amortization Expense	December 31, 2016 Net	Weighted Average Amortization Period (Years)
Developed technology	$27,500	$9,172	$9,790	$(328)	$(4,220)	$14,414	2.1
Customer contracts and relationships	9,714	3,075	2,800	(91)	(1,435)	4,349	4.9
Tradenames	2,208	755	375	(55)	(339)	736	2.9
Patents and licenses	3,279	1,883	145	—	(373)	1,655	5.8
Other	195	—	569	—	(64)	505	1.1
Intangible assets, net	$42,896	$14,885	$13,679	$(474)	$(6,431)	$21,659
(1) Included in the additions are the intangibles acquired for ViewCentral of $1.7 million, Badgeville of $5.2 million and DataHug of $5.4 million as discussed in Note 2, Acquisitions, to the consolidated financial statements.

	December 31, 2014 Cost	December 31, 2014 Net	Net Additions (1)	Foreign Currency Translation Impact	Amortization Expense (2)	December 31, 2015 Net	Weighted Average Amortization Period (Years)
Developed technology	$25,093	$10,251	$2,407	$(32)	$(3,450)	$9,172	3.5
Customer contracts and relationships	9,414	4,270	300	(39)	(1,456)	3,075	3.0
Tradenames	2,208	1,191	—	(37)	(399)	755	2.8
Patents and licenses	3,059	2,045	220	—	(382)	1,883	5.4
Other	195	—	—	—	—	—	N/A
Intangible assets, net	$39,969	$17,757	$2,927	$(108)	$(5,687)	$14,885

(1)	Included in the additions are the intangibles acquired in 2015 for BridgeFront of $2.1 million as discussed in Note 2, Acquisitions, to the consolidated financial statements.
(2) Included in amortization expense is $0.3 million of impairment on intangibles.

Amortization expense related to intangible assets was $6.4 million, $5.7 million and $5.0 million in 2016, 2015 and 2014, respectively, and was charged to cost of revenue for purchased technology, tradenames and patents and licenses; sales and marketing expense for customer relationships; and general and administrative expense for the favorable lease and other. Additionally, in 2016 and 2014 there was no impairment expense related to intangible assets and in 2015 the Company recorded impairment expense of $0.3 million. The Company's intangible assets are amortized over their estimated useful lives of one to twelve years. Total future expected amortization is as follows (in thousands):

	Developed Technology	Customer Contracts and Relationships	Tradenames	Patents and Licenses	Other	Total
Year Ending December 31,
2017	$5,261	$1,475	$268	$378	$271	$7,653
2018	4,302	1,077	161	347	186	6,073
2019	2,535	497	147	212	45	3,436
2020	1,241	354	64	201	3	1,863
2021	557	320	41	200	—	1,118
2022 and beyond	518	626	55	317	—	1,516
Total expected amortization expense	$14,414	$4,349	$736	$1,655	$505	$21,659
Note 4—Financial Instruments
As of December 31, 2016, all marketable debt securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs described in Note 5, Fair Value Measurements, to the consolidated financial statements.
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
Interest income is included within interest income and other income (expense), net in the accompanying consolidated statements of comprehensive loss. Realized gains and losses are calculated using the specific identification method. As of December 31, 2016 and 2015, the Company had no short-term investments in an unrealized loss position for a duration greater than 12 months.
The components of the Company's marketable debt securities classified as available-for-sale were as follows at December 31, 2016 (in thousands):

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair value
Cash	$147,680	$—	$—	$147,680
Cash equivalents:
Money market funds	328	—	—	328
Total cash equivalents	328	—	—	328
Total cash and cash equivalents	$148,008	$—	$—	$148,008
Short-term investments:
Certificate of deposits	$1,200	$—	$—	$1,200
U.S. government and agency obligations	19,351	19	(18)	19,352
Corporate notes and obligations	18,716	18	(20)	18,714
Total short-term investments	$39,267	$37	$(38)	$39,266

For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2016 (in thousands):

Contractual Maturity	Amortized Cost	Estimated Fair Value
Less than 1 year	$32,252	$32,262
Between 1 and 2 years	7,015	7,004
Total	$39,267	$39,266
The components of the Company's marketable debt securities classified as available-for-sale were as follows at December 31, 2015 (in thousands):

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair value
Cash	$77,191	$—	$—	$77,191
Cash equivalents:
Money market funds	41	—	—	41
Total cash equivalents	41	—	—	41
Total cash and cash equivalents	$77,232	$—	$—	$77,232
Short-term investments:
Certificate of deposits	$1,500	$—	$—	$1,500
U.S. government and agency obligations	7,423	—	(16)	7,407
Corporate notes and obligations	11,087	—	(17)	11,070
Total short-term investments	$20,010	$—	$(33)	$19,977
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
The Company had no realized losses on sales of its investments during the years ended December 31, 2016, 2015 and 2014. In 2016 and 2015, the Company had purchases, net of proceeds from investments, of $20.0 million and $17.4 million, respectively.
The short-term investments in highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities in order to assess whether any of the impairments will be considered other-than-temporary. The Company did not identify any securities held as of December 31, 2016 and 2015 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.

Note 5—Fair Value Measurements
Valuation of Investments
Level 1 and Level 2
The Company's available-for-sale securities include money market funds, U.S. Treasury bills, corporate notes and obligations, and U.S. government and agency obligations. The Company values these securities using a pricing matrix from a pricing service provider, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). The Company classifies all of its available-for-sale securities, except for money market funds, as having Level 2 inputs. The Company validates the estimated fair value of certain securities from a pricing service provider on a quarterly basis. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, with all significant inputs derived from or corroborated by observable market data. The Company also classifies the foreign currency derivative contracts as Level 2.
Level 3
The contingent consideration are related liabilities defined as earn-out payments that the Company may pay in connection with the acquisition of BridgeFront. Contingent consideration and related liabilities were classified as Level 3 liabilities because the Company used unobservable inputs to value them, which is a probability-based income approach. Subsequent changes to the fair value of contingent consideration and related liabilities will be recorded in the Company's consolidated statements of comprehensive loss. The Company had no level 3 inputs as of December 31, 2016.
The Company did not have any transfers between Level 1, Level 2 and Level 3 fair value measurements during the years presented as there were no changes in the composition in Level 1, 2 or 3.
The Company measures financial assets and liabilities at fair value on an ongoing basis. The estimated fair value of the Company's financial assets was determined using the following inputs at December 31, 2016 and 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$328	$328	$—	$—
Certificates of deposit (2)	1,200	—	1,200	—
U.S. government and agency obligations (2)	19,352	—	19,352	—
Corporate notes and obligations (2)	18,714	—	18,714	—
Foreign currency derivative contracts (3)	76		76
Total	$39,670	$328	$39,342	$—
Liabilities:
Foreign currency derivative contracts (4)	$53	$—	$53	$—
Total	$53	$—	$53	$—

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2015	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$41	$41	$—	$—
Certificates of deposit (2)	1,500	—	1,500	—
U.S. government and agency obligations (2)	7,407	—	7,407	—
Corporate notes and obligations (2)	11,070	—	11,070	—
Total	$20,018	$41	$19,977	$—
Liabilities:
Contingent consideration and related liabilities (4)	$324	$—	$—	$324
Total	$324	$—	$—	$324
_____________________________________________________________________________
(1)  Included in cash and cash equivalents on the consolidated balance sheets.
(2)  Included in short-term investments on the consolidated balance sheets.
(3) Included in prepaid and other current assets on the consolidated balance sheets.
(4) Included in accrued expenses on the consolidated balance sheets.

Derivative Financial Instruments
Details on outstanding foreign currency derivative contracts related primarily to receivables and payables are presented below (in thousands):

		As of December 31,
		2016	2015
Notional amount of foreign currency derivative contracts		$3,850	$—
Fair value of foreign currency derivative contracts		$3,873	$—

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):
		Fair Value of Derivative Instruments
		As of December 31,
	Balance Sheet Location	2016	2015
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$75	$—

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses	$52	$—
The Company accounts for the derivative instruments at fair value with changes in the fair value recorded as a component of interest income and other income (expense), net. During the year ended December 31, 2016, such changes were immaterial.

Note 6—Balance Sheet Components
Property and equipment consisted of the following (in thousands):

	Estimated Useful Life	As of December 31,
		2016	2015
Equipment	3-8 years	$38,770	$27,481
Purchased software	3 years	15,588	6,860
Furniture and fixtures	5 years	2,499	2,220
Leasehold improvements	Lease term up to 5 years	5,316	4,305
Construction in progress		1,462	2,190
Property and equipment, gross		63,635	43,056
Less: Accumulated depreciation		28,179	22,516
Property and equipment, net		$35,456	$20,540
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $8.0 million, $6.0 million and $4.8 million, respectively.
During the year ended December 31, 2016, the Company significantly improved and expanded its data processing centers and incurred equipment and purchased software costs. The Company entered into an equipment financing agreement related to these purchases with the final installment due on November 1, 2018. The outstanding balance under this agreement is recorded in the Company’s consolidated balance sheet under accrued expenses and other liabilities for the current and non-current portions of this obligation, respectively.
Total prepaid and other current assets consisted of the following (in thousands):

	As of December 31,
	2016	2015
Deferred commissions	$9,477	$5,971
Prepaid expenses	7,378	4,894
Other current assets	1,420	520
Total prepaid and other current assets	$18,275	$11,385
Accrued payroll and related expenses consisted of the following (in thousands):

	As of December 31,
	2016	2015
Commissions	$6,909	$3,362
Vacation accrual	3,641	3,189
Bonus	3,599	3,173
ESPP	1,723	1,109
Accrued payroll related expenses	1,959	1,677
Total accrued payroll related expenses	$17,831	$12,510

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2016	2015
Equipment financing arrangement	$2,586	$—
Holdback payable	1,300	403
Customer payments	1,078	1,046
Versata litigation settlement	465	1,963
Other accrued expenses	9,697	7,605
Total accrued expenses	$15,126	$11,017
Note 7—Contractual Obligations, Commitments and Contingencies
Contractual Obligations and Commitments
During the year ended December 31, 2016, the Company entered into various contractual obligations, long-term operating lease obligations and unconditional purchase commitments. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) and purchase commitments as of December 31, 2016 are as follows (in thousands):

	Unconditional Purchase Commitments (1)	Operating Lease Commitments (2)

Year Ending December 31:
2017	$18,189	$3,504
2018	9,504	4,190
2019	6,004	3,880
2020	3,008	3,979
2021	—	3,737
2022 and beyond	—	2,693
Future minimum payments	$36,705	$21,983

(1)
Primarily represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: software purchases, data center equipment purchases and maintenance agreements. In addition, amounts include unconditional purchase agreements during the normal course of business with various vendors for future services.

(2)
The Company has facilities under several non-cancellable operating lease agreements that expire at various dates through 2025. The Company's rent expense for the years ended December 31, 2016, 2015 and 2014 was $3.6 million, $3.0 million and $2.1 million, respectively. During the year ended December 31, 2016, the Company entered into an office lease expansion of its headquarters in Dublin, California, as well as office space leases for facilities in Hyderabad, India and Belgrade, Serbia.

Contractual cash obligations that are cancellable upon notice and without significant penalties are not included in the table above.

Included in non-current deposits and other assets in the consolidated balance sheets at December 31, 2016 and 2015 is restricted cash and rental deposits totaling $0.2 million and $0.3 million, respectively, related to security deposits on leased facilities. The restricted cash represents investments in certificates of deposit required by landlords to meet security deposit requirements for the leased facilities.

In October 2014, the Company entered into a sublease agreement ("Sublease") with Oracle America, Inc. (“Sublandlord”) for office space located at 4140 Dublin Boulevard, Dublin, California 94568 ("Subleased Premises"). The term of the Sublease commenced in February 2015, when the Sublandlord delivered possession of the Subleased Premises to the Company, and expires on May 15, 2022. In July 2016, the Company entered into an amended coterminous agreement to include additional office space, in the building.

Unrecognized Tax Benefit
As of December 31, 2016, the total gross unrecognized tax benefit before the impact of the valuation allowance was $3.7 million, including immaterial interest and penalties. The Company has made an election to recognize the interest and penalties as a component of income tax expense. If recognized, the amount of the unrecognized tax benefit that would impact the tax expense is $0.5 million. It is possible that the amount of existing unrecognized tax benefits may decrease within 12 months as a result of statute of limitations lapses in some of the jurisdictions, however, an estimate of the range cannot be made.
Revolver Line of Credit

In May 2014, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan ("Revolver") to the Company in an amount not to exceed $10.0 million, with an accordion feature that allows us to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million. The Revolver matures in May 2019. Outstanding borrowings under the Revolver bear interest, at the Company's option, at a base rate plus an applicable margin. The applicable margin ranges between 0.75% and 2.25% depending on the Company's leverage ratio. Interest is payable every three months. In September 2014, the Company exercised the accordion feature and increased the maximum borrowing amount to $15.0 million. As of December 31, 2016 and 2015, the Company have no outstanding borrowings under the Revolver.

Letter of Credit
The Company obtained a $1.4 million letter of credit in October 2016 for its leased space in Dublin, California. The letter of credit will expire on October 1, 2017. As of December 31, 2016, there was no balance outstanding under this line of credit.
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
Callidus Software Inc. v. Xactly Corporation - Settled
On August 31, 2012, the Company filed suit against Xactly Corporation (“Xactly”) in the United States District Court for the Central District of California. The suit alleged that Xactly infringed U.S. Patents 8,046,387 and 7,774,378. On October 24, 2012, the Company amended its complaint to add Xactly's President and Chief Executive Officer as a defendant and to add claims for trademark infringement, false advertising, false and misleading advertising, trade libel, defamation, intentional interference with prospective economic advantage, intentional interference with contractual relations, breach of contract and unfair competition, in addition to patent infringement. On January 28, 2013, the Company further amended its complaint to allege that Xactly also infringed U.S. Patent 6,473,748 and dismissed its intentional interference with contractual relations claim. On March 14, 2013, the case was transferred to the United States District Court in the Northern District of California. On May 31, 2013, the Company and Xactly entered into a stipulated dismissal of the Company's trademark infringement claim whereby Xactly agreed that it would not use the Company's trademarks-in-suit in certain of Xactly's marketing and advertising activities going forward. On November 25, 2013, Callidus, Xactly and Xactly's President and Chief Executive Officer entered into a Settlement, Release, and License Agreement that, among other things, included an agreement by Xactly to pay the Company $2.0 million in license fee, which will be paid in four equal annual installments of $0.5 million beginning November 2013 and with the final payment in November 2016.
Other matters
In addition to the above litigation matters, the Company from time to time is a party to other various litigation and customer disputes incidental to the conduct of its business. At the present time, the Company believes that none of these matters are likely to have a material adverse effect on the Company's future financial results.
The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2016, the Company has not recorded any such liabilities in accordance with accounting for contingencies. However, litigation is subject to inherent uncertainties and the Company's view on these matters may change in the future.
Note 8—Net Loss Per Share
Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the conversion of the Convertible Notes, the exercise of outstanding common stock options, the release of restricted stock, and purchases of shares under the Employee Stock Purchase Plan ("ESPP") to the extent these shares are dilutive. For 2016, 2015 and 2014, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.

Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Restricted stock	3,667	2,728	2,379
Stock options	548	883	1,630
ESPP	66	10	39
Convertible notes	—	—	829
Total	4,281	3,621	4,877
The weighted average exercise price of stock options excluded for 2016, 2015 and 2014 was $6.66, $6.21 and $4.09, respectively.
Note 9—Stock-Based Compensation
Stockholder-Approved Stock Option and Incentive Plans
In June 2013, the 2013 Stock Incentive Plan ("2013 Plan") became effective upon the approval of the Company's Board of Directors and stockholders. The Company initially reserved 3,469,500 shares of common stock for issuance under the 2013 Plan and, in 2015, the Company reserved an additional 5,000,000 shares of common stock for issuance under the 2013 Plan. Under the 2013 Plan, the Company's Board of Directors (or an authorized subcommittee) may grant stock options or other types of stock awards, such as restricted stock, performance-based restricted stock units ("PSU"), restricted stock units ("RSU"), stock bonus awards or stock appreciation rights. Incentive stock options may be granted only to the Company's employees. Nonstatutory stock options and other stock-based awards may be granted to employees, consultants or non-employee directors. These options vest as determined by the Board of Directors (or an authorized subcommittee), generally over four years. No stock options were granted in 2016, 2015 and 2014. The restricted stock units and performance-based stock units also vest as determined by the board, generally over three years.
Shares Available for Grant
A summary of the Company's shares available for grant and the status of options and awards are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Number of Shares)
Beginning Available	4,358,989	770,511	2,478,798
Authorized	—	5,000,000	—
Granted	(2,160,627)	(1,865,864)	(1,913,499)
Cancelled	317,234	454,342	383,549
Expired	—	—	(178,337)
Ending Available	2,515,596	4,358,989	770,511
Expense Summary
Stock-based compensation expenses of $29.1 million, $18.6 million and $11.8 million was recorded during the years ended December 31, 2016, 2015 and 2014, in the consolidated statement of comprehensive loss. The table below sets forth a summary of stock-based compensation expense as follows (in thousands).

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation:
Stock Options	$579	$613	$790
Restricted Stock Units ("RSU")	20,452	13,524	7,705
Performance-based Restricted Stock Units ("PSU")	6,517	3,505	2,370
Employee Stock Purchase Plan ("ESPP")	1,575	950	948
Total stock-based compensation	$29,123	$18,592	$11,813
The table below sets forth the functional classification of stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation:
Cost of recurring revenue	$1,639	$1,237	$911
Cost of services and other revenue	2,097	1,149	1,026
Sales and marketing	9,244	5,488	3,518
Research and development	5,147	3,031	2,012
General and administrative	10,996	7,687	4,346
Total stock-based compensation	$29,123	$18,592	$11,813
Determination of Fair Value
The fair value of service-based awards is estimated based on the market value of the Company’s stock on the date of grant. A portion of the PSU granted during 2016 are based on relative stockholder return and therefore are subject to a market condition. As a result, the fair value of performance awards is calculated using a Monte Carlo simulation model that estimates the distribution of the potential outcomes of the grants of performance awards based on simulated future index of the peer companies.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton valuation model. No stock options were granted during 2016, 2015 and 2014. The fair value of each ESPP share is estimated on the beginning date of the offering period using the Black-Scholes-Merton valuation model and the assumptions noted in the following table.

Year Ended December 31,
	2016	2015	2014
Employee Stock Purchase Plan:
Expected life (in years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.45% to 0.57%	0.25% to 0.38%	0.05% to 0.12%
Volatility	33% to 43%	39% to 40%	47% to 50%
Dividend Yield	—	—	—
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

Stock Options
As of December 31, 2016, the Company had $0.3 million of unrecognized compensation expense, net of forfeitures, which it expects to recognize over a weighted average period of 0.6 years. No stock options were granted during the years ended December 31, 2016, 2015 and 2014. The total intrinsic value of stock options exercised was $2.2 million, $4.9 million and $5.9 million for 2016, 2015 and 2014, respectively. The total cash received from employees as a result of stock option exercises was $1.3 million, $2.0 million and $2.9 million for 2016, 2015 and 2014, respectively.
Stock option activity is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	1,948,214	$5.34
Exercised	(701,220)	4.09		$5,940
Forfeited	(44,407)	7.40
Expired	(26,626)	10.17
Outstanding as of December 31, 2014	1,175,961	5.89
Exercised	(452,554)	4.63		4,913
Forfeited	(50,760)	6.21
Outstanding as of December 31, 2015	672,647	6.63
Exercised	(197,879)	6.73		2,232
Forfeited	(45,000)	5.74
Outstanding as of December 31, 2016	429,768	$6.68	6.47	$4,287
Vested and Expected to Vest as of December 31, 2016	428,099	$6.67	6.47	$4,271
Exercisable as of December 31, 2016	349,185	$6.60	6.46	$3,507
As of December 31, 2016, the range of exercise prices and weighted average remaining contractual life of outstanding options are as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.31 - $4.31	4,688	6.33	$4.31	2,604	$4.31
$5.27 - $5.27	15,000	5.43	5.27	15,000	5.27
$6.01 - $6.01	122,000	6.41	6.01	109,291	6.01
$6.25 - $6.25	15,000	6.43	6.25	15,000	6.25
$6.42 - $6.42	3,200	5.00	6.42	3,200	6.42
$6.59 - $6.59	111,574	6.49	6.59	88,045	6.59
$6.67 - $6.67	40,000	6.58	6.67	34,166	6.67
$7.69 - $7.69	113,681	6.66	7.69	79,004	7.69
$9.17 - $9.17	1,625	6.75	9.17	500	9.17
$10.35 - $10.35	3,000	6.83	10.35	2,375	10.35
$4.31 - $10.35	429,768	6.47	$6.68	349,185	6.60
Restricted Stock Units and Performance-based Restricted Stock Units
As of December 31, 2016, the Company had $26.7 million of unrecognized compensation expense, net of forfeitures, for time-based restricted stock units, which it expects to recognize over a weighted-average period of 1.8 years, and $5.1 million of unrecognized compensation expense, net of forfeitures, for performance-based restricted stock units, which it expects to recognize over a weighted-average period of 0.9 years.

Restricted unit and performance-based restricted stock unit activity is summarized below:

	Restricted Stock Units			Performance-based Restricted Stock Units
	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Unreleased as of December 31, 2013	1,525,381			182,033
Granted	1,441,699			471,800
Released	(653,412)			(82,857)
Forfeited	(138,745)			(44,862)
Unreleased as of December 31, 2014	2,174,923			526,114
Granted	1,446,908			418,956
Released	(1,453,595)			(89,314)
Forfeited	(169,472)			(58,997)
Unreleased as of December 31, 2015	1,998,764			796,759
Granted	2,098,302			62,325
Released	(1,293,244)			—
Forfeited	(87,856)			—
Unreleased as of December 31, 2016	2,715,966	0.78	$45,221	859,084	0.91	$14,304
Vested and Expected to Vest as of December 31, 2016	2,547,930	0.79	$42,423	812,919	0.88	$13,535
Restricted stock units and performance-based restricted stock units granted to employees are not considered outstanding at the time of grant, as the holders of these units are not entitled to dividends and voting rights. Unvested restricted stock units are not considered outstanding in the computation of basic net loss per share.
Performance-based Restricted Stock Units
In 2016, the Company granted performance-based restricted stock units with vesting contingent on attainment of pre-set SaaS revenue growth and recurring revenue gross profit target over the three-year period from January 1, 2016 through December 31, 2019 and performance-based restricted stock units with vesting contingent upon the Company's relative total shareholder return over the same three-year period compared to an index of 17 SaaS companies. In 2016, $0.4 million of expense, net of forfeiture, was recognized.
In 2015, the Company granted performance-based restricted stock units with vesting contingent on successful attainment of pre-set SaaS revenue growth and recurring revenue gross profit target over the three-year period from July 1, 2015 through June 30, 2018. The Company records stock-based compensation expense on a straight-line basis over the requisite service period. In 2016 and 2015, $3.1 million and $0.7 million, respectively of expense, net of forfeiture, was recognized.
In 2014, the Company granted performance-based restricted stock units with vesting contingent on absolute SaaS revenue growth over the three-year period from January 1, 2014 through December 31, 2016, and on the Company's relative total shareholder return over the same three-year period compared to an index of 17 SaaS companies. The Company records stock-based compensation expense on a straight-line basis over the requisite service period. In 2016, 2015 and 2014, $3.0 million, $2.8 million and $1.9 million, respectively of expense, net of forfeiture, was recognized.
Employee Stock Purchase Plan
The Company's ESPP, which was adopted in 2003 and amended and restated in 2013, qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. The ESPP is designed to enable eligible employees to purchase shares of the Company's common stock at a discount on a periodic basis through payroll deductions. Each offering period under the ESPP covers 12 months and consists of two consecutive six-month purchase periods. The purchase price for shares of common stock purchased under the ESPP is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period and the fair market value of the Company's common stock on the last day of each purchase period. The Company issued approximately 277,000, 256,000 and 319,000 shares under the ESPP during the years ended December 31, 2016, 2015 and 2014, respectively. The weighted-average fair value of stock purchase rights granted under the ESPP during 2016, 2015 and 2014 was $4.54, $4.61 and, $3.59 per share respectively.

As of December 31, 2016, the Company had $0.3 million of unrecognized compensation expense related to ESPP subscriptions that will be recognized over 0.1 years.
Note 10—Stockholders' Equity
Preferred Stock
The Company's certificate of incorporation authorizes 5,000,000 shares of undesignated preferred stock with a par value of $0.001, of which no shares were outstanding as of December 31, 2016 and 2015.
Common Stock
In March 2015, the Company completed a public offering of approximately $5.3 million newly-issued shares of its common stock at a public offering price of $13.00 per share. The Company received net proceeds of $64.4 million after deducting underwriting discounts and commissions of $4.1 million and other offering expenses of $0.3 million.
In September 2016, the Company completed a follow-on offering in which the Company issued 5.1 million shares of its common stock at a public offering price of $18.25 per share. The Company received net proceeds of $87.1 million after deducting underwriting discounts and commissions of $5.6 million and other offering expenses of $0.4 million. In October 2016, the Company received an additional $13.1 million, after deducting underwriting discounts and commissions of $0.8 million, related to the underwriters' purchase of an additional 0.8 million shares at the public offering price of $18.25 per share.
Note 11—Income Taxes
The following is a geographical breakdown of consolidated income (loss) before income taxes by income tax jurisdiction (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$(19,164)	$(13,000)	$(11,557)
Foreign	1,326	643	1,008
Total	$(17,838)	$(12,357)	$(10,549)
The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(20)	$4	$(25)
State	(4)	3	3
Foreign	973	992	1,138
Deferred:
Federal	272	148	78
State	21	1	(89)
Foreign	(114)	(357)	(93)
Provision for income taxes	$1,128	$791	$1,012
The increase in provision for income tax in 2016 from 2015 was primarily attributable to higher deferred tax liabilities from acquisitions in 2016, as well as an increase in sales to foreign customers subject to withholding taxes. Provision for income tax decreased in 2015 as compared to 2014 as a result of a decrease in foreign withholding taxes, in part offset by an increase in income taxes in foreign jurisdictions.

The provision for income taxes differs from the expected tax benefit computed by applying the statutory federal income tax rates to consolidated loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Federal tax at statutory rate	$(6,065)	$(4,200)	$(3,587)
State taxes, net of benefit	—	4	3
Non-deductible expenses	1,946	600	453
Foreign taxes	408	415	703
Current year net operating losses and other deferred tax assets for which no benefit has been recognized	5,476	4,423	4,828
Research and experimentation credit	(637)	(451)	(1,239)
Tax benefit due to the recognition of acquired deferred tax liabilities	—	—	(149)
Provision for income taxes	$1,128	$791	$1,012
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
Deferred tax accounts consist of the following (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$58,215	$57,058
Accrued expenses	1,600	4,743
Unrealized gain/loss on investments	72	263
Research and experimentation credit carryforwards	15,086	13,682
Capitalized research and experimentation costs	19,558	16,660
Deferred stock compensation	7,717	4,775
Gross deferred tax assets	102,248	97,181
Less valuation allowance	(101,698)	(96,608)
Total deferred tax assets, net of valuation allowance	550	573
Deferred tax liabilities:
Goodwill	(1,479)	(1,174)
Property and equipment and intangibles	(574)	(816)
Gross deferred tax liabilities	(2,053)	(1,990)
Net deferred tax liabilities	$(1,503)	$(1,417)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the period in which the temporary differences are deductible, the Company recorded a valuation allowance against the deferred tax assets for which it believes it is not more likely than not to be realized. As of December 31, 2016 and 2015, a valuation allowance has been recorded on all deferred tax assets, except the deferred tax assets related to three of its foreign subsidiaries, based on the analysis of profitability for those subsidiaries.
The net changes for valuation allowance for years ended December 31, 2016 and 2015 were an increase of $5.1 million and $6.0 million, respectively.
As of December 31, 2016, the Company had net operating loss carryforwards for federal and California income tax purposes of $191.6 million and $40.8 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards, if not utilized, will expire over 20 years beginning in 2017. The California net operating loss carryforward, began to expire in 2017.

Not included in the deferred income tax asset balance at December 31, 2016 is approximately $14.0 million, which pertains to certain net operating loss carryforwards resulting from the exercise of employee stock options.
The Company also has research credit carryforwards for federal and California income tax purposes of approximately $9.8 million and $10.6 million, respectively, available to reduce future income taxes. The federal research credit carryforward, if not utilized, will expire over 20 years beginning in 2019. The California research credit carries forward indefinitely.
Federal and California tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change, as defined in Section 382 of the Internal Revenue Code. The Company's ability to utilize its net operating loss and tax credit carryforwards are subject to limitations under these provisions.
The Company has not provided for federal income taxes on all of the non-U.S. subsidiaries' undistributed earnings as of December 31, 2016 of $5.3 million, because such earnings are intended to be indefinitely reinvested. The residual U.S. tax liability, if such amounts were remitted, would be nominal.
The activity related to the Company's unrecognized tax benefits is set forth below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$3,213	$3,037	$2,843
Decreases related to prior year tax positions	(31)	(59)	(44)
Increases related to current year tax positions	313	239	270
Reductions to unrecognized tax benefits as a result of a lapse of applicable statute of limitations	(28)	(4)	(32)
Ending balance (1) (2) (3)	$3,467	$3,213	$3,037
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
(3) 2016 ending balance consists of $3.1 million of the unrecognized tax benefits which reduced deferred tax assets, and $0.4 million was included in other liabilities on the consolidated balance sheet.
If recognized, $0.4 million of the unrecognized tax benefits at December 31, 2016 would reduce the Company's annual effective tax rate. The Company also accrued potential penalties and interest of $15,000 related to these unrecognized tax benefits during 2016, and in total, as of December 31, 2016, the Company recorded a liability for potential penalties and interest of $0.2 million. The Company recognized interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of comprehensive loss. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. The Company classified the unrecognized tax benefits as a noncurrent liability, as it does not expect any payment of incremental taxes over the next 12 months. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. All tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2009 through 2016 tax years generally remain subject to examination by their respective tax authorities.
Note 12—Employee Benefit Plan
In 1999, the Company established a 401(k) tax-deferred savings plan ("401(k) Plan"), whereby eligible employees may contribute a percentage of their eligible compensation up to the maximum allowed under IRS rules. Beginning January 1, 2012, the Company contributed 50% of each dollar that an employee contributed to their 401(k) Plan up to a maximum of $1,000 annually per participating employee, and the vesting of the Company's contributions is based on an employee's years of service. During the years ended December 31, 2016 and 2015, the Company recognized approximately $0.6 million and $0.4 million, respectively, in expense related to the 401(k) Plan match.

Note 13—Segment, Geographic and Customer Information
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
The following table summarizes revenue by geographic areas (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States and Canada	$168,957	$142,276	$110,707
EMEA	22,888	17,695	15,162
Asia Pacific	10,265	9,627	8,400
Other	4,608	3,489	2,349
	$206,718	$173,087	$136,618
No individual country outside of the U.S. accounted for more than 10% of the Company's property, plant and equipment as of December 31, 2016 and 2015.
As of December 31, 2016, the Company's goodwill balance was $64.0 million, of which $15.4 million was located in the U.K. and Ireland (EMEA) and the Company's intangible asset balance of $21.7 million, of which $5.7 million was located in the U.K. and Ireland (EMEA). No other individual country outside the U.S. accounted for more than 10% of goodwill and intangible asset balance as of December 31, 2016.
In 2016, 2015 and 2014, no single customer accounted for more than 10% of the Company's total revenue.
Note 14—Related Party Transactions
Lithium Technologies, Inc.
In the normal course of business, the Company entered into agreements with Lithium Technologies, Inc. (“Lithium”), whose Chief Financial Officer is a member of the Company's Board of Directors. On August 31, 2016, that member of the Company's Board of Directors ceased to be the Chief Financial Officer of Lithium Technologies, Inc.
In 2015, Lithium entered into a three-year SaaS subscription agreement with the Company in the amount of $0.1 million per year, from which the company recognized $0.1 million in SaaS revenue during the year ended December 31, 2016. In addition, during 2015, the Company entered into various agreements with Lithium for professional services, and recognized $29,000 in professional services revenue during the year ended December 31, 2016.
In 2016, the Company purchased a one-year consulting and services contract for Community Optimization, Social Response, Training & Certification, and platform optimization from Lithium for $60,000, which was paid in full in August 2016. As of December 31, 2016 approximately $32,000 was included in prepaid and other current assets. In addition, the Company purchased a one-year subscription for Lithium's Customer Community platform for $0.2 million, which was paid in full in April 2016. As of December 31, 2016, approximately $75,000 was included in prepaid and other current assets.

TIBCO Software Inc.
During 2016, the Company renewed an annual subscription services agreement for $0.1 million with TIBCO Software Inc. ("TIBCO"), whose chief executive officer and director is a member of the Company's Board of Directors. The original agreement had been entered into between TIBCO and ViewCentral prior to the Company's acquisition of the assets of ViewCentral, and the renewal was at the same terms as the original agreement. During 2016, the Company recognized $75,000 of revenue in connection with the arrangement.

Supplementary Data (unaudited)
The following tables set forth unaudited supplementary quarterly financial data for the two-year period ended December 31, 2016. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2016
Total revenue	$48,378	$49,751	$52,507	$56,082	$206,718
Gross profit	$30,155	$31,282	$32,330	$34,874	$128,641
Net loss	$(4,535)	$(5,687)	$(3,947)	$(4,797)	$(18,966)
Basic and diluted net loss per share	$(0.08)	$(0.10)	$(0.07)	$(0.08)	$(0.32)
Weighted average common shares (basic and diluted)	56,690	57,098	58,009	63,663	58,852

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2015
Total revenue	$39,745	$41,614	$44,944	$46,784	$173,087
Gross profit	$23,726	$25,711	$27,592	$29,607	$106,636
Net loss	$(4,043)	$(4,724)	$(2,243)	$(2,138)	$(13,148)
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.04)	$(0.04)	$(0.24)
Weighted average common shares (basic and diluted)	50,709	55,595	56,104	56,390	54,719

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
(b)   Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Our management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on these criteria. In addition, our independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting as of the reporting date.
(c)   Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
PART III
The information required by Part III of Form 10-K is incorporated by reference to our Proxy Statement for the 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.
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

#10.2	First Amendment to Sublease between Oracle America, Inc. and Callidus Software Inc. dated August 8, 2016.
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
10.5+
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

10.7+
Amended and Restated Employee Stock Purchase Plan, and enrollment forms (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K (File No. 000-50463) filed with the Commission on March 10, 2014)

10.8+	Executive Incentive Bonus Plan, effective January 27, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K (File No. 000-50463) filed with the Commission on January 31, 2014)
10.9	Form of Non-Employee Director Offer Letter (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (File No. 000-50463) filed with the Commission on August 4, 2014)
10.10+	Form of Executive Change of Control Agreement (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K (File No. 000-50463) filed with the Commission on March 2, 2015)
10.11+	Form of Director Change of Control Agreement (incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K (File No. 000-50463) filed with the Commission on March 2, 2015)
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K (File No. 000-50463) filed with the Commission on March 2, 2015)
10.13
Amendment dated November 20, 2007 to Offer Letter Between Callidus Software Inc. and Leslie J. Stretch (incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K (File No. 000-50463) filed with the Commission on March 10, 2014)

10.14+
Offer Letter between Callidus Software Inc. and Jimmy Duan dated September 24, 2008 (incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K (File No. 000-50463) filed with the Commission on March 2, 2015)

10.15+
Employment Agreement between Callidus Software Inc. and Bob L. Corey dated April 30, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (File No. 000-50463) filed with the Commission on November 7, 2013)

#10.17+	Transition and Retirement Agreement between Callidus Software Inc. and Bob L. Corey dated November 14, 2016.
#10.18+	Offer Letter between Callidus Software Inc. and Roxanne Oulman dated November 14, 2016.
10.19
Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (File No. 000-50463) filed with the Commission on May 13, 2014)

10.20
Amendment Number One, dated August 29, 2014, to Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (File No. 000-50463) filed with the Commission on August 6, 2015)

10.21
Amendment Number Two, dated September 11, 2014, to Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (File No. 000-50463) filed with the Commission on August 6, 2015)

10.22
Amendment Number Three, dated September 16, 2014, to Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q (File No. 000-50463) filed with the Commission on August 6, 2015)

10.23
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
_________________________________________________________________________________________________________________
#    Filed herewith
+    Management contract or compensatory plan or arrangement

;

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 27, 2017.

CALLIDUS SOFTWARE INC.

By:	/s/ ROXANNE OULMAN
Roxanne Oulman, Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ LESLIE J. STRETCH		February 27, 2017
Leslie J. Stretch	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ ROXANNE OULMAN		February 27, 2017
Roxanne Oulman	Executive Vice President, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

/s/ CHARLES M. BOESENBERG		February 27, 2017
Charles M. Boesenberg	Chairman of the Board

/s/ MARK A. CULHANE		February 27, 2017
Mark A. Culhane	Director

/s/ KEVIN M. KLAUSMEYER		February 27, 2017
Kevin M. Klausmeyer	Director

/s/ NINA L. RICHARDSON		February 27, 2017
Nina L. Richardson	Director

/s/ MURRAY D. RODE		February 27, 2017
Murray D. Rode	Director

/s/ JAMES D. WHITE		February 27, 2017
James D. White	Director