Form 10-K/A
period 2016-12-31
CALLIDUS SOFTWARE INC
filed 2017-03-02
CIK 1035748

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

EXPLANATORY NOTE

Callidus Software Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K), which was originally filed with the Securities and Exchange Commission (the “Commission”) on February 27, 2017, for the sole purpose of filing exhibits (Exhibit 31.1, Exhibit 31.2 and Exhibit 32.1) that the Company had obtained original signatures to, but had inadvertently omitted conformed signatures to in the original filing of the Form 10-K. This Amendment No. 1 does not reflect any events occurring after the filing date of the original filing, and it does not modify or update any other disclosures in the original filing. This Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the Commission.

PART IV
Item 15.      Exhibits and Financial Statement Schedules

(a) Consolidated financial statements, consolidated financial statements schedule and exhibits

1.    Consolidated financial statements.    The consolidated financial statements are included in Item 8 of the original Annual Report on Form 10-K for the year ended December 31, 2016.
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

#23.1	Consent of Independent Registered Public Accounting Firm
##31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the of the Sarbanes-Oxley Act of 2002
##31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the of the Sarbanes-Oxley Act of 2002
##31.3	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the of the Sarbanes-Oxley Act of 2002
##31.4	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the of the Sarbanes-Oxley Act of 2002
##32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
#101	Interactive Data Files Pursuant to Rule 405 of Regulations S-T (XBRL)

________________________________________________________________________________________________________________
#    Previously filed with Annual Report on Form 10-K for year ended December 31, 2016
##    Filed herewith
+    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 2, 2017.

CALLIDUS SOFTWARE INC.

By:	/s/ ROXANNE OULMAN
Roxanne Oulman Executive Vice President, Chief Financial Officer

3