Form 10-Q
period 2017-03-31
CALLIDUS SOFTWARE INC
filed 2017-05-05
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
There were 64,870,613 shares of the registrant’s common stock, par value $0.001, outstanding on April 28, 2017, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$143,099	$148,008
Short-term investments	40,133	39,266
Accounts receivable, net of allowances of $1,264 and $1,536 at March 31, 2017 and December 31, 2016, respectively	52,029	55,464
Prepaid and other current assets	20,182	18,275
Total current assets	255,443	261,013
Property and equipment, net	42,087	35,456
Goodwill	64,111	63,957
Intangible assets, net	19,312	21,659
Deposits and other noncurrent assets	4,420	4,416
Total assets	$385,373	$386,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,078	$3,573
Accrued payroll and related expenses	13,262	17,831
Accrued expenses	20,859	15,126
Deferred revenue	102,926	99,758
Total current liabilities	143,125	136,288
Deferred revenue, noncurrent	1,860	3,209
Deferred income taxes, noncurrent	1,575	1,541
Other noncurrent liabilities	8,043	8,602
Total liabilities	154,603	149,640
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 67,202 and 66,031 shares issued and 64,863 and 63,692 shares outstanding at March 31, 2017 and December 31, 2016, respectively	65	64
Additional paid-in capital	559,411	559,200
Treasury stock; 2,339 shares at March 31, 2017 and December 31, 2016	(14,430)	(14,430)
Accumulated other comprehensive loss	(4,546)	(5,141)
Accumulated deficit	(309,730)	(302,832)
Total stockholders’ equity	230,770	236,861
Total liabilities and stockholders’ equity	$385,373	$386,501

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Recurring	$46,197	$37,606
Services and license	11,944	10,772
Total revenue	58,141	48,378
Cost of revenue:
Recurring	13,022	9,962
Services and license	9,940	8,261
Total cost of revenue	22,962	18,223
Gross profit	35,179	30,155

Operating expenses:
Sales and marketing	22,691	18,903
Research and development	9,301	7,242
General and administrative	9,366	8,255
Restructuring and other	597	316
Total operating expenses	41,955	34,716
Operating loss	(6,776)	(4,561)
Interest income and other expense, net	65	225
Interest expense	(19)	(43)
Loss before provision for income taxes	(6,730)	(4,379)
Provision for income taxes	168	156
Net loss	$(6,898)	$(4,535)
Net loss per share
Basic and diluted	$(0.11)	$(0.08)

Weighted average shares used in computing net loss per share:
Basic and diluted	64,368	56,690

Comprehensive loss:
Net loss	$(6,898)	$(4,535)
Unrealized gain on available-for-sale securities	(3)	48
Foreign currency translation adjustments	598	(395)
Comprehensive loss	$(6,303)	$(4,882)

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,898)	$(4,535)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	2,641	1,688
Amortization of intangible assets	1,899	1,360
Provision for doubtful accounts	205	529
Stock-based compensation	8,250	6,453
Loss on foreign currency from market-to-market derivative	1	78
Excess tax benefit from stock-based compensation	—	(21)
Deferred income taxes	1	71
Loss on disposal of property and equipment	3	—
Net amortization on investments	65	(45)
Changes in operating assets and liabilities:
Accounts receivable	3,231	195
Prepaid and other current assets	(2,401)	437
Other noncurrent assets	29	(3)
Accounts payable	2,423	(558)
Accrued expenses	(774)	1,073
Accrued payroll and related expenses	(4,577)	(3,188)
Accrued restructuring and other expenses	(210)	(266)
Deferred revenue	1,819	2,844
Net cash provided by operating activities	5,707	6,112
Cash flows from investing activities:
Purchases of investments	(2,823)	(3,700)
Proceeds from maturities and sale of investments	2,852	3,600
Purchases of property and equipment	(2,312)	(1,521)
Purchases of intangible assets	—	(267)
Acquisitions, net of cash acquired	(495)	—
Net cash used in investing activities	(2,778)	(1,888)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,574	1,467
Restricted stock units acquired to settle employee withholding liability	(10,613)	(1,085)
Excess tax benefit from stock-based compensation	—	21
Payment of consideration related to acquisitions	(100)	(104)
Net cash (used in) provided by financing activities	(8,139)	299
Effect of foreign currency exchange rates on cash and cash equivalents	301	75
Net (decrease) increase in cash and cash equivalents	(4,909)	4,598
Cash and cash equivalents at beginning of period	148,008	77,232
Cash and cash equivalents at end of period	$143,099	$81,830
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$118	$261
Cash paid for interest on line of credit	$37	$—
Non-cash investing and financing activities:
Purchases of property and equipment through accounts payable and other current and non current accrued liabilities	$6,398	$3,548
See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Summary of Significant Accounting Policies

Basis of Presentation and Summary of Accounting Policies
All amounts included herein related to these condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016 for Callidus Software Inc., doing business as CallidusCloud ("Company"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations regarding interim financial statements.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2017.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include wholly-owned subsidiaries in Australia, Canada, Germany, Hong Kong, India, Ireland, Japan, Malaysia, Mexico, Netherlands, New Zealand, Serbia, Singapore and the United Kingdom. All intercompany transactions and balances have been eliminated upon consolidation.
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
Revenue Recognition
     The Company generates revenue by providing software as a service ("SaaS") solutions through on-demand subscription and term licenses and related software maintenance, and professional services. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Recurring Revenue. Recurring revenue, which includes SaaS revenue and maintenance revenue, is recognized ratably over the stated contractual period. SaaS revenue consists of subscription fees from customers accessing the Company's cloud-based service offerings. Maintenance revenue consists of fees from customers purchasing licenses and receiving support for such on-premise solutions. The Company also recognizes SaaS and maintenance revenue associated with customers using its products in excess of contracted usage ("Overages"). Overages are primarily attributed to SaaS products and such Overages are recorded in SaaS revenue in the period incurred. Revenue related to Overages was immaterial during the three month periods ended March 31, 2017 and 2016.

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

Multiple-deliverable arrangements with on-demand subscription. For on-demand subscription agreements with multiple deliverables, the Company evaluates each element to determine whether it represents a separate unit of accounting. The Company determines the best estimated selling price of each deliverable in an arrangement based on a selling price hierarchy of methods contained in Finance Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2009-13, "Revenue Recognition (Accounting Standards Codification (“ASC”) Topic 605)-Multiple-Deliverable Revenue Arrangements." The best estimated selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. Total arrangement fees are allocated to each element using the relative selling price method. The Company has currently established VSOE for most deliverables, except for fixed fee service arrangements and on-premise software licenses.

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

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of stock-based payments. The amendments require entities to record all tax effects related to stock-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from the stock-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the stock-based payments including the cash flow presentation was adopted prospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. The Company adopted this guidance during the first quarter of 2017. Adoption of the new standard did not have a material impact to the Company's condensed financial statements and resulted in the recognition of excess tax benefits to the Company's income taxes rather than paid-in capital. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

Recently Issued Accounting Pronouncements
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This guidance improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under current U.S. GAAP, the recognition of current and deferred income taxes for an intra-entity asset transfer is prohibited until the asset has been sold to an outside party. Under the new standard, an entity will recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Two common examples of assets included in the scope of this update are intellectual property and property, plant and equipment. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact this ASU will have on its unaudited condensed consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for certain cash receipts and cash payments. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Entities are permitted to adopt the standard early in any interim or annual period, and a retrospective application is required. The Company is currently evaluating the impact this ASU will have on its unaudited condensed consolidated financial statements.
     In February 2016, the FASB issued ASU 2016-02, Leases, which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. The updated standard is effective for the Company beginning in the first quarter of 2019. The Company is currently evaluating its expected adoption method and timeline, and the impact of this new standard on its unaudited condensed consolidated financial statements. The Company cannot reasonably estimate the impact that the adoption of this standard will have on its financial statements.
In May 2014, August 2015, April 2016 and May 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, (collectively referred to as

"Topic 606"). Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016, but the Company has elected not to early adopt. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company will adopt the guidance on January 1, 2018 and currently intends to elect the modified retrospective transition approach. The Company is in the process of evaluating the impact of the adoption of Topic 606 on its unaudited condensed consolidated financial statements.
Except for the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company's unaudited condensed consolidated financial statements.

2. Acquisitions
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

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. The fair value of the intangible assets at the date of acquisition require significant judgment, and were measured primarily based on inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurements. The methodologies used in valuing the intangible assets include, but are not limited to, multiple period excess earnings method for developed technology, with and without method for customer contracts and related relationships, the relief-from-royalty method for trademarks, tradenames and domain names and the multiple period excess earnings method for order backlog. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of December 31, 2016, and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of March 31,2017, the primary areas that are not yet finalized due to information that may become available subsequently and may result in changes in the values assigned to various assets and liabilities, include the fair values of intangible assets and deferred tax liabilities as well as assumed tax assets and liabilities.

The excess of the purchase price over the total net identifiable assets has been recorded as goodwill, which includes synergies expected from the expanded service capabilities and the value of the assembled workforce in accordance with generally accepted accounting principles. The goodwill balance is primarily attributed to the extension of the predictive analysis of the sales pipeline to the Company's Lead to Money suite. The goodwill balance is not deductible for income tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisition.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives, as of the date of the DataHug acquisition (in thousands):

	Fair Value	Weighted Average Useful Life	Consolidated statements of comprehensive loss Classification: Amortization expense
Developed technology	$3,800	4 years	Cost of sales
Customer contracts and related relationships	$1,250	6 years	Sales and marketing expense
Trademarks / trade names / domain names	150	3 years	General and administrative
Order backlog	150	2 years	Cost of sales
Total intangible assets subject to amortization	$5,350

The financial results of DataHug are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through March 31, 2017.

The acquisition of DataHug did not have a material impact on the Company's unaudited condensed consolidated financial statements and therefore pro forma disclosures have not been presented.

Note 3—Financial Instruments
As of March 31, 2017 and December 31, 2016, all investment debt securities were classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed in Note 4.
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
Realized gains and losses are calculated using the specific identification method. As of March 31, 2017 and December 31, 2016, the Company had no short-term investments in a material unrealized loss position.
The components of the Company’s cash, cash equivalents, and investments classified as available-for-sale were as follows at March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$102,607	$—	$—	$102,607
Cash equivalents:
Money market funds	40,492	—	—	40,492
Total cash equivalents	40,492	—	—	40,492
Total cash and cash equivalents	$143,099	$—	$—	$143,099

Short-term investments:
Certificates of deposits	$1,200	$—	$—	$1,200
U.S. government and agency obligations	20,619	13	(14)	20,618
Corporate notes and obligations	18,316	9	(10)	18,315
Total short-term investments	$40,135	$22	$(24)	$40,133

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$147,680	$—	$—	$147,680
Cash equivalents:
Money market funds	328	—	—	328
Total cash equivalents	328	—	—	328
Total cash and cash equivalents	$148,008	$—	$—	$148,008

Short-term investments:
Certificate of deposits	$1,200	$—	$—	$1,200
U.S. government and agency obligations	19,351	19	(18)	19,352
Corporate notes and obligations	18,716	18	(20)	18,714
Total short-term investments	$39,267	$37	$(38)	$39,266

The market value and the amortized cost of available-for-sale debt securities by contractual maturities as of March 31, 2017 were as follows (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$34,775	$34,761
Between 1 and 2 years	5,360	5,372
Total	$40,135	$40,133
The Company had no realized gains or losses on sales of its investments for the three months ended March 31, 2017 and 2016. The Company had immaterial net purchases from investments during the three months ended March 31, 2017 and $0.1 million during the three months ended March 31, 2016.
The short-term investments in highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities in order to assess whether any of the impairments will be considered other-than-temporary. The Company did not identify any securities held as of March 31, 2017 or as of December 31, 2016 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.

Note 4—Fair Value Measurements
Valuation of Investments
Level 1 and Level 2
The Company’s available-for-sale securities include money market funds, certificates of deposits, corporate notes, and U.S. government and agency obligations. The Company values these securities using a pricing matrix from a pricing service provider, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). The Company classifies all of its available-for-sale securities, except for money market funds, as having Level 2 inputs. The Company validates the estimated fair value of certain securities from a pricing service provider on a quarterly basis. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.

The Company measures financial assets and liabilities at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2017	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$40,492	$40,492	$—	$—
Certificates of deposit (2)	1,200	—	1,200	—
U.S. government and agency obligations (2)	20,618	—	20,618	—
Corporate notes and obligations (2)	18,315	—	18,315	—
Foreign currency derivative contracts (3)	15	—	15	$—
Total	$80,640	$40,492	$40,148	$—
Liabilities:
Foreign currency derivative contracts (4)	$16	$—	$16	$—
Total	$16	$—	$16	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$328	$328	$—	$—
Certificates of deposit (2)	1,200	—	1,200	—
U.S. government and agency obligations (2)	19,352	—	19,352	—
Corporate notes and obligations (2)	18,714	—	18,714	—
Foreign currency derivative contracts (3)	76	—	76	$—
Total	$39,670	$328	$39,342	$—
Liabilities:
Foreign currency derivative contracts (4)	$53	$—	$53	$—
Total	$53	$—	$53	$—
_____________________________________________________________________________
(1) Included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.
(2) Included in short-term investments on the unaudited condensed consolidated balance sheets.
(3) Included in prepaid and other current assets on the unaudited condensed consolidated balance sheets.
(4) Included in accrued expenses on the unaudited condensed consolidated balance sheets.

Derivative Financial Instruments
The Company entered into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in Euros and Australian dollars. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other expense to offset the gains or losses resulting from the settlement or remeasurement of the underlying foreign currency denominated cash, receivables and payables.
Details on outstanding foreign currency derivative contracts related primarily to receivables and payables are presented below (in thousands):

		March 31, 2017	December 31, 2016
Notional amount of foreign currency derivative contracts		$4,188	$3,850
Fair value of foreign currency derivative contracts		$4,187	$3,873

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):
		Fair Value of Derivative Instruments

	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$15	$75

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses	$16	$52
The Company accounts for the derivative instruments at fair value with changes in the fair value recorded as a component of interest income and other income (expense), net. During both the three months ended March 31, 2017 and March 31, 2016 such changes were immaterial.
The Company did not have any transfers of its fair value measurement between Level 1, Level 2 and Level 3 during the periods presented.

Note 5—Commitments and Contingencies
Except as discussed below, there were no material changes in the Company's commitments under contractual obligations as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2016.
During the three months ended March 31, 2017, the Company entered into various contractual obligations, long-term operating lease obligations and unconditional purchase commitments. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) and purchase commitments as of March 31, 2017 are as follows (in thousands):

	Unconditional Purchase Commitments (1)	Operating Lease Commitments (2)
Years ending:
Remainder of 2017	$11,800	$2,964
2018	14,523	4,584
2019	11,269	4,277
2020	3,008	4,379
2021	—	4,049
2022 and beyond	—	2,693
Future minimum payments	$40,600	$22,946

(1)
Primarily represents amounts associated with agreements that are enforceable, legally binding and specific terms, including: software purchases, data center equipment purchases and maintenance agreements. In addition, amounts include unconditional purchase agreements during the normal course of business with various vendors for future services.

(2)	The Company has facilities under non-cancellable operating lease agreements that expire at various dates through 2022.

Letter of Credit
The Company obtained a $1.4 million letter of credit on October 1, 2016 for its leased space in Dublin, California. The letter of credit will expire on October 1, 2017. As of March 31, 2017 there was no balance outstanding under this letter of credit.
Revolver Line of Credit
In May 2014, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan ("Revolver") to the Company in an amount not to exceed $15.0 million. The Revolver matures in May 2019. There is no balance outstanding as of March 31, 2017.
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

Note 6—Restructuring and Other
Restructuring and other expenses primarily consist of costs associated with exit from excess facilities, streamlining operations and employee terminations.

The Company incurred restructuring and other expenses of $0.6 million and $0.3 million during the three months ended March 31, 2017 and March 31, 2016, respectively.
The following tables set forth a summary of accrued restructuring and other expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	December 31, 2016	Additions	Adjustments	Cash Payments	March 31, 2017
Severance and termination related costs	$—	$496	$—	$(286)	$210
Facilities related costs	269	101	—	(101)	269
Total accrued restructuring and other expenses	$269	$597	$—	$(387)	$479

	December 31, 2015	Additions	Adjustments	Cash Payments	March 31, 2016
Facilities related costs	$17	$316	$18	$(68)	$283
Total accrued restructuring and other expenses	$17	$316	$18	$(68)	$283

Note 7—Net Loss Per Share
Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, the release of restricted stock units and purchases of shares pursuant to the Company's employee stock purchase plan ("ESPP"), to the extent these shares are dilutive. For the three months ended March 31, 2017 and 2016, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Restricted Stock Units	3,790	3,417
Stock Options	399	637
ESPP Shares	19	19
Total	4,208	4,073
The weighted average exercise price per share of stock options excluded for both the three months ended March 31, 2017 and March 31, 2016 was $6.68.

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

The table below sets forth a summary of stock-based compensation expense for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	$145	$145
Restricted stock units
Performance-based awards	1,420	1,179
Service-based awards	6,338	4,758
ESPP shares	347	371
Total stock-based compensation	$8,250	$6,453

As of March 31, 2017, there was total unrecognized compensation expense of $38.2 million, $9.0 million, $0.2 million, and $1.2 million related to service-based awards, performance-based awards, stock options, and ESPP shares, respectively, which were expected to be recognized over weighted average periods of 2.0 years, 2.0 years, 0.3 years, and 0.6 years, respectively.
The table below sets forth the functional classification of stock-based compensation expense for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of recurring revenue	$423	$509
Cost of services and license	631	512
Sales and marketing	2,537	2,154
Research and development	1,632	1,170
General and administrative	3,027	2,108
Total stock-based compensation	$8,250	$6,453
Performance-based Awards
In 2017, the Company granted performance-based restricted stock units with vesting contingent on successful attainment of pre-set SaaS revenue growth and pre-set operating margin targets over the three-year period from January 1, 2017 through December 31, 2019. During the three months ended March 31, 2017, the Company recognized expense of $0.3 million, net of forfeiture.
In 2016, the Company granted performance-based restricted stock units with vesting contingent on attainment of pre-set SaaS revenue growth and pre-set recurring revenue gross profit target over the three-year period from January 1, 2016 through December 31, 2018 and performance-based restricted stock units with vesting contingent upon the Company's relative total shareholder return over the same three-year period compared to an index of 17 SaaS companies in the Company's executive compensation peer group. During the three months ended March 31, 2017 and March 31, 2016, the Company recognized expense of, $0.1 million for each period, net of forfeiture.
In 2015, the Company granted performance-based restricted stock units with vesting contingent on successful attainment of pre-set SaaS revenue growth target over the three-year period from July 1, 2015 through June 30, 2018. During the three months ended March 31, 2017 and March 31, 2016, the Company recognized expense of $0.7 million and $0.4 million, net of forfeiture.
In 2014, the Company granted performance-based restricted stock units with vesting contingent on absolute SaaS revenue growth over the three-year period from January 1, 2014 through December 31, 2016, and on the Company's relative total shareholder return over the same three-year period compared to an index of 17 SaaS companies. During the three months ended March 31, 2017 and March 31, 2016, the Company recognized expense of $0.3 million and $0.8 million, net of forfeiture. During the three months ended March 31, 2017 these performance shares vested.
Determination of Fair Value
The fair value of service-based awards is estimated based on the market value of the Company’s stock on the date of grant. Fair value of the performance-based awards, that are subject to SaaS revenue growth and Non-GAAP operating margin is estimated based on the market value of the awards at the date of the grant, adjusted by the respective SaaS revenue growth and Non-GAAP operating margin probability assessment. Fair value of the performance awards that are subject to relative stockholder return and market conditions, is calculated using a Monte Carlo simulation model that estimates the distribution of the potential outcomes of the grants of performance awards based on simulated future index of the peer companies.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. No stock options were granted during the three months ended March 31, 2017 and March 31, 2016.
The fair value of each ESPP share is estimated on the enrollment date of the offering period using the Black-Scholes valuation model and the assumptions noted in the following table:

Three Months Ended March 31,
Employee Stock Purchase Plan	2017	2016
Expected life (in years)	0.50 to 1.00	0.50 to 1.00
Risk-free interest rate	0.65% to 0.82%	0.42% to 0.51%
Volatility	33.0% to 33.1%	45% to 51%
Dividend yield	None	None

Note 9—Income Taxes
Income tax expense for each of the three months ended March 31, 2017 and March 31, 2016 was $0.2 million. For both the three months ended March 31, 2017 and 2016, the income tax expense is mainly attributable to sales to foreign customers subject to withholding taxes.

In addition, during the three months ended March 31, 2017, the Company adopted FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which resulted in the recognition of excess tax benefits in the Company's provision for income taxes rather than paid-in capital.  Given the Company's current valuation allowance position in the United States jurisdiction, the adoption of this guidance did not have a material impact on its unaudited condensed consolidated financial statements.

Note 10—Segment, Geographic and Customer Information
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
The following table summarizes revenue for the three months ended March 31, 2017 and 2016 by geographic areas (in thousands):

	Three Months Ended March 31,
	2017	2016
United States and Canada	$47,525	$39,885
EMEA	6,485	4,876
Asia Pacific	2,965	2,542
Other	1,166	1,075
	$58,141	$48,378
As of March 31, 2017 the Company's goodwill balance was $64.1 million, of which $15.8 million was located in the U.K. and Ireland (EMEA) and the Company's intangible asset balance of $19.3 million, of which $5.3 million was located in the U.K. and Ireland (EMEA). No other individual country outside the U.S. accounted for more than 10% of the goodwill and intangible asset balance as of March 31, 2017.
During the three months ended March 31, 2017 and 2016, no customer accounted for more than 10% of total revenue.
Note 11—Related-Party Transactions
Lithium Technologies, Inc.
In the normal course of business, the Company entered into agreements with Lithium Technologies, Inc. (“Lithium”), whose Chief Financial Officer is a member of the Company's Board of Directors. On August 31, 2016, that member of the Company's Board of Directors ceased to be the Chief Financial Officer of Lithium Technologies, Inc.
In 2015, Lithium entered into a three-year SaaS subscription agreement with the Company in the amount of $0.1 million per year, from which the Company recognized $34,065 and $37,613 in SaaS revenue during the quarter ended March 31, 2017 and March 31, 2016, respectively. In addition, the Company entered into various agreements with Lithium for professional services, and recognized $2,463 and $4,290 during the quarter ended March 31, 2017 and March 31, 2016, respectively.
TIBCO Software Inc.
During 2016, the Company renewed an annual subscription services agreement for $0.1 million with TIBCO Software Inc. ("TIBCO"), whose chief executive officer and director is a member of the Company's Board of Directors. The original agreement had been entered into between TIBCO and ViewCentral prior to the Company's acquisition of the assets of ViewCentral, and the renewal was at the same terms as the original agreement. Further, the Company recognized $29,497 of revenue in connection with this arrangement during quarter ended March 31, 2017 and none during the quarter ended March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 and with the unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. This section of this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future plans, objectives, expectations, prospects, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” "may," “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature.  These forward-looking statements include, but are not limited to, statements concerning the following: levels of recurring revenue, levels of SaaS revenue, changes in and expectations with respect to revenue, revenue growth and gross profits, operating expense levels, the impact of quarterly fluctuations of revenue and operating results, staffing and expense levels, expected cash and investment balances, the impact of foreign exchange rates and interest rate fluctuations, projected future financial performance, our anticipated growth and trends in our businesses, our business strategy, and other characterizations of future events or circumstances.  As and when made, management believes that these forward-looking statements are reasonable.  Caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate.  In addition, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Many of these risks and uncertainties are described in “Risk Factors” set forth in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law.

Overview
CallidusCloud® is a global leader in cloud-based sales, marketing, learning and customer experience solutions. CallidusCloud enables our customers to sell more, faster with its Lead to Money suite of solutions that, among other things, identifies leads, trains personnel, implements territory and quota plans, enables sales forces, automates configuration pricing and quoting, manages contracts, streamlines sales compensation, captures customer feedback and provides rich predictive analytics for competitive advantage. Approximately 5,400 organizations across a broad set of industries rely on CallidusCloud to help optimize their Lead to Money process and close more deals, faster.

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

To grow our business, the key elements of our strategy include: (1) investing in sales and marketing to expand our customer base in what we believe is an under penetrated market; (2) retaining along with cross-selling and up-selling to our customer base; (3) providing new solutions to customers; (4) working closely with our key customers to understand their needs and developing responsive solutions; (5) evaluating and integrating new acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our offerings; (6) expanding our sales efforts internationally; and (7) establishing new data centers to serve a growing business.

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

We believe that factors influencing our ability to succeed in our business strategy include: our prospective customers’ willingness to migrate to enterprise cloud computing solutions; the performance and security of our solutions; our ability to develop new and improved features that are in demand among our customers; our ability to successfully integrate acquired businesses and technologies; successful customer implementation and utilization of our solutions; our ability to penetrate markets where we have few customers; location and timing of new data centers; and our ability to attract new personnel and retain and motivate current personnel and our ability to retain along with cross-selling and up-selling to our customer base.
Revenue Increase and Customer Expansion
For the three months ended March 31, 2017, we added approximately 200 net new customers and had a total of approximately 5,400 customers.

For the three months ended March 31, 2017, SaaS revenue increased to $45.2 million, representing an increase of $10.7 million, or 31% compared to the same period in 2016. Total recurring revenue, which includes SaaS and maintenance revenue, increased by 23% compared to the same period in 2016. Total revenue was $58.1 million, an increase of $9.8 million, or 20% compared to the same period in 2016. Recurring revenue gross profit was 72% and 74%, for the three months ended March 31, 2017 and March 31, 2016, respectively. Overall gross profit was 61% for the three months ended March 31, 2017 compared to 62% for the three months ended March 31, 2016.

Revenue related to Overages (customers using our products in excess of contracted usage) was immaterial during the three months ended March 31, 2017 and March 31, 2016.
SaaS revenue continued to drive the increases in both recurring revenue and total revenue, reflecting continued market acceptance of our Lead to Money solutions. We have discontinued selling on-premise software for our commissions product. Revenue from on-premise sales of our commissions product included license fees and on-going maintenance fees paid for support and upgrades during the life of the product. We will no longer realize license fee revenue as we have stopped selling this offering. We plan to support most of our existing maintenance fee contracts and will do so through 2017. We are experiencing a decline in maintenance fee revenue due to conversion of existing customers to our cloud-based commissions product. We anticipate maintenance fee revenue to continue to decline through 2017 when we anticipate that we will stop supporting any remaining on-premise customers.

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
We believe that the assumptions, judgments and estimates involved in accounting for revenue recognition, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived assets impairment, contingent consideration and income taxes have the greatest potential impact on our unaudited condensed consolidated final statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from our actual results. There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2017 compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Pronouncements
Please refer to Note 1 of our notes to unaudited condensed consolidated financial statements for information regarding the effect of recently issued accounting pronouncements on our financial statements.

Results of Operations
Comparison of the Three Months Ended March 31, 2017 and 2016
Revenue, Cost of Revenue and Gross Profit
The following table sets forth the changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2017, compared to the same period in 2016 (in thousands, except for percentage data):

	Three Months Ended March 31, 2017	Percentage of Revenues	Three Months Ended March 31, 2016	Percentage of Revenues	Increase (Decrease)	Percentage Change
Revenues:
Recurring	$46,197	79%	$37,606	78%	$8,591	23%
Services and license	11,944	21%	10,772	22%	1,172	11%
Total revenues	$58,141	100%	$48,378	100%	$9,763	20%

Cost of revenues:
Recurring	$13,022	28%	$9,962	26%	$3,060	31%
Services and license	9,940	83%	8,261	77%	1,679	20%
Total cost of revenue	$22,962	39%	$18,223	38%	$4,739	26%

Gross profit:
Recurring	$33,175	72%	$27,644	74%	$5,531	20%
Services and license	2,004	17%	2,511	23%	(507)	(20)%
Total gross profit	$35,179	61%	$30,155	62%	$5,024	17%
Revenue
Total Revenue.  The increase in total revenues for the three months ended March 31, 2017 compared to the same period in 2016 were primarily due to continued SaaS revenue growth. New customer adoption of our Lead to Money suite, continued cross-sell and up-sell from our current customer base, and acquisitions have contributed to our growth in revenue.
Recurring Revenue.  Recurring revenue consists of SaaS revenue and maintenance revenue. For the three months ended March 31, 2017, SaaS revenue increased by $10.7 million or 31%, from the same period in 2016. The increase was primarily due to net new bookings related to new customers along with cross-sell and up-sell into our current customer base, which resulted from investing in our sales force in response to our position as a market leader in the Sales Performance Management suite. The increase in our SaaS revenue was partially offset by the decrease in maintenance revenue of $2.1 million, as a result of customers converting from on-premise maintenance license arrangements to cloud-based offerings.
Services and License Revenue.  Services and license revenue consists of integration and configuration services ("consulting services"), training and perpetual licenses. Service revenue increased by $1.4 million for the three months ended March 31, 2017 compared to the same period in 2016 due to services associated with increased sales of our SaaS offerings. The increase was partially offset by a decrease of $0.2 million in license revenue as we stopped selling to new on-premise customers in early 2016.
Cost of Revenue and Gross Profit
Cost of Recurring Revenue.  The increase in cost of recurring revenue for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to a $2.3 million increase in depreciation, maintenance, equipment and other related expenses as we continue to invest in our state of the art data centers and a $0.8 million increase in personnel related costs.

Cost of Services and License Revenue.  The increase in the cost of services and license revenue during the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to a $1.0 million increase in personnel-related costs and $0.7 million increase in outside consultants in support of increased revenue.
Recurring Revenue Gross Profit. The increase in recurring revenue gross profit for the three months ended March 31, 2017, compared to the same period in 2016, reflects increased SaaS revenue of $10.7 million due to net new bookings growth. This increase was partially offset by a decrease of $2.1 million in maintenance revenue, a $2.3 million increase in depreciation and maintenance, equipment and other related expenses, as a result of our investment in data center costs and a $0.8 million increase in personnel costs.
Services and License Revenue Gross Profit. The decrease in services and license revenue gross profit for the three months ended March 31, 2017 ,compared to the same period in 2016,was attributable to an increase of $1.0 million in personnel related costs, $0.6 million in outside consulting costs, and a $0.2 million decrease in license revenue. This decrease was partially offset by an increase in service revenues of $1.4 million. The higher service expenses over revenue is primarily due to our investments in personnel and consulting costs as we prepare for growth in our service revenue associated with increased SaaS offerings in 2017.
Operating Expenses
The following table outlines the changes in operating expenses for the three months ended March 31, 2017, compared to the same period in 2016 (in thousands, except percentage data):

	Three Months Ended March 31, 2017	Percentage of Total Revenues	Three Months Ended March 31, 2016	Percentage of Total Revenues	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$22,691	39%	$18,903	39%	$3,788	20%
Research and development	9,301	16%	7,242	15%	2,059	28%
General and administrative	9,366	16%	8,255	17%	1,111	13%
Restructuring and other expenses	597	1%	316	1%	281	89%
Total operating expenses	$41,955	72%	$34,716	72%	$7,239	21%

Sales and Marketing.  The increase in sales and marketing expenses for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to an increase in sales capacity and marketing headcount, resulting in a $3.8 million increase in personnel related costs, which includes an increase of $0.4 million in stock-based compensation expense and $1.3 million in commissions.
Research and Development.  The increase in research and development expenses for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to a $2.1 million increase in personnel related costs, which includes an increase in stock-based compensation expense of $0.5 million.
General and Administrative.  The increase in general and administrative expenses for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to a $1.5 million increase in personnel related costs, which includes $0.9 million in stock-based compensation expense, partially offset by a $0.4 million decrease in corporate expenses.
Restructuring and Other.  Restructuring and other expense for the three months ended March 31, 2017 was primarily related to severance costs for the elimination of positions at our headquarters, India and Serbia offices, and the relocation of our United Kingdom office. For the same period in 2016, we incurred relocation costs of our Birmingham, Alabama offices.

Stock-based Compensation
The following table sets forth a summary of our stock-based compensation expenses for the three months ended March 31, 2017, compared to the same period in 2016 (in thousands, except percentage data):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenue	$423	$509	$(86)	(17)%
Cost of services revenue	631	512	119	23%
Sales and marketing	2,537	2,154	383	18%
Research and development	1,632	1,170	462	39%
General and administrative	3,027	2,108	919	44%
Total stock-based compensation	$8,250	$6,453	$1,797	28%

The increase for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to the timing of restricted stock and performance share unit grants, an increased stock price and increased employee stock purchase plan participation.

Other Items
The following table sets forth changes in other items for the three months ended March 31, 2017, compared to the same period in 2016 (in thousands, except percentage data):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Increase (Decrease)	Percentage Change
Other income (expense), net
Interest income and other expense, net	$65	$225	$(160)	(71)%
Interest expense	(19)	(43)	24	56%
	$46	$182	$(136)	(75)%
Provision for income taxes	$168	$156	$12	8%

Interest Income and Other Expense, Net
Interest income and other expense decreased during the three months ended March 31, 2017 compared to the same period in 2016 because of an increase in foreign exchange losses that was partially offset by higher interest income from increasing our short-term investment balance.
Interest Expense
Interest expense for the three months ended March 31, 2017 was similar to interest expense for the same period in 2016.
Provision for Income Taxes
Income tax expense for the three months ended March 31, 2017 was relatively unchanged from income tax expense for the same period in 2016. For both the three months ended March 31, 2017 and 2016, the income tax expense is mainly attributable to sales to foreign customers subject to withholding taxes.
In addition, during the three months ended March 31, 2017, we adopted Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital.  Given our current valuation allowance position in the United States jurisdiction, the adoption of this guidance did not have a material impact on our unaudited condensed consolidated financial statements.

Liquidity and Capital Resources
As of March 31, 2017, our principal sources of liquidity were cash and cash equivalents and short-term investments of $183.2 million and accounts receivable of $52.0 million, compared to $187.3 million and $55.5 million at December 31, 2016, respectively.
In May 2014, we entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan to us in an amount not to exceed $15 million. The Revolver matures in May 2019. Outstanding borrowings under the Revolver bear interest, at a base rate plus an applicable margin which ranges between 0.75% and 2.25% depending on our leverage ratio. Interest is payable every three months. As of March 31, 2017 we had no outstanding borrowings under the Revolver.
The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$5,707	$6,112
Net cash used in investing activities	$(2,778)	$(1,888)
Net cash (used in) provided by financing activities	$(8,139)	$299

Cash Flows During the Three Months Ended March 31, 2017
Net cash provided by operating activities was $5.7 million for the three months ended March 31, 2017 compared to $6.1 million net cash provided in the three months ended March 31, 2016. During the three months ended March 31, 2017, net loss was $6.9 million, which included $8.3 million in stock-based compensation and $4.5 million in depreciation and amortization expense. Changes in operating assets and liabilities used $0.5 million in cash during the first three months of 2017, primarily driven by a decrease in accrued payroll and related expenses of $4.6 million and an increase in prepaid and other assets of $2.4 million, partially offset by a decrease in accounts receivable of $3.2 million, an increase in deferred revenue of $1.8 million, an increase in accounts payable and accrued expenses of $1.6 million.
Net cash used in investing activities was $2.8 million during the three months ended March 31, 2017, compared to $1.9 million cash used in the three months ended March 31, 2016. During the three months ended March 31, 2017, net cash used in investing activities included $2.3 million for purchases of software and other equipment for our data center investments and $0.5 million used for our DataHug Ltd. acquisition during the fourth quarter of 2016.
Net cash used in financing activities was $8.1 million during the three months ended March 31, 2017, compared to $0.3 million cash provided during the three months ended March 31, 2016. During the three months ended March 31, 2017, the decrease in cash provided by financing activities was primarily due to $10.6 million for the repurchase of performance-based and restricted stock units from employees for payment of taxes on vesting of the performance-based and restricted stock units and a $0.1 million stakeholder fund payment related to our BridgeFront acquisition, partially offset by $2.6 million of proceeds from the issuance of common stock.
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

Contractual Obligations and Commitments
Please refer to Note 5 of our notes to unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. For additional information on existing unconditional purchase commitments, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
With the exception of the contractual obligations referred to in Note 5 of our notes to unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, we have no material off-balance sheet arrangements that have not been recorded in our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three months ended March 31, 2017, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a more complete discussion on the market risks we encounter.
Item 4. Controls and Procedures
Evaluation of Disclosures Controls and Procedures
Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) or 15d-15(e)) as of March 31, 2017, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures.
Changes in Internal Control Over Financial Reporting
In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our CEO and CFO did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We incurred net losses of $6.9 million during the three months ended March 31, 2017, $19.0 million in 2016, $13.1 million in 2015 and $11.6 million in 2014. We had an accumulated deficit of $309.7 million as of March 31, 2017. We intend to continue to invest in our business, including with respect to our employee base; sales and marketing efforts; development of new products, services, and features; and improvement of our existing products, services, and features. Therefore, to achieve profitability, we must increase our revenue, particularly our recurring revenue by entering into more and larger sales transactions while limiting customer churn, and manage our cost structure in line with our revenue. If we fail to do so, our future results and financial condition will be adversely affected and we may be unable to continue operating.

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

We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly in future periods. For example, from December 31, 2016 through March 31, 2017, our employee headcount increased from 1,113 to 1,128 employees, and our number of customers increased from over 5,200 to 5,400. We anticipate that we will continue to significantly expand our operations and headcount in the near term, and that our customer base will continue to expand. The growth and expansion of our business and our product and service offerings place a significant strain on our management, operations, sales and marketing, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our sales and marketing teams and our ability to manage headcount, capital and business processes in an efficient manner.

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

Our business is primarily conducted over the Internet, so we depend on our ability to protect our computer equipment and stored data against damage from natural disasters, human error, power loss, telecommunications and network equipment failures, cyber-attacks or other unauthorized intrusion and other events. Moreover, our headquarters are located in the San Francisco Bay Area, a region known for seismic activity. Although we have redundant facilities to support our operations, our systems, procedures and controls might not be adequate for all eventualities, which could prolong the adverse impact.

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

Moreover, many of our customers are subject to heightened security obligations and standards regarding the personally identifiable information of their downstream customers. In the United States, these heightened obligations and standards particularly affect the financial services, healthcare and insurance sectors, which are subject to controls over personal information under various state and federal laws and regulations. Other directives, such as the European Union Directive on Data Protection and accompanying laws and regulations of the Member States of the European Union implementing the directive, create international obligations on the protection of personal data that typically exceed security requirements mandated in the United States. Implementation of security measures to satisfy customer and regulatory requirements may be substantial and costly.

Our security measures to protect customer information may be inadequate or breached by third-party action, including intentional misconduct or malfeasance, system error, employee error or otherwise, resulting in unauthorized access to or disclosure of our customers' data, including intellectual property and other confidential business information. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and are often not recognized until launched against a target, we may be unable to anticipate them or to implement or take adequate preventative measures. Because we do not control our customers or third-party technology providers that our customers may authorize to access their data, we cannot ensure the integrity or security of their activities. In addition, malicious third parties may conduct attacks designed to temporarily deny customers access to our services.

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

Our services revenue, which includes fees for consulting, implementation and training, represented 21% of our revenue in 2016 and 22%% of our revenue during the three months in 2017. Our services revenue has a substantially lower gross margin than our recurring revenue.

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

CALLIDUS SOFTWARE INC.

Date:	May 5, 2017	By:	/s/ ROXANNE OULMAN
Roxanne Oulman
Executive Vice President, Chief Financial Officer
(duly authorized officer)

EXHIBIT INDEX TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

Exhibit Number	Description
10.1
Amendment Number Four, dated May 8, 2015, to Credit Agreement by and among Wells Fargo Bank National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated May 13, 2014.

10.2
Amendment Number Five, dated November 7, 2016, to Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated May 13, 2014.

10.3
Amendment Number Six, dated March 20, 2017, to Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated May 13, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (iv) Notes to Condensed Consolidated Financial Statements.