Form 10-Q
period 2017-06-30
CALLIDUS SOFTWARE INC
filed 2017-08-04
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
There were 67,642,666 shares of the registrant’s common stock, par value $0.001, outstanding on July 26, 2017, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$132,206	$148,008
Short-term investments	40,240	39,266
Accounts receivable, net of allowances of $1,364 and $1,536 at June 30, 2017 and December 31, 2016, respectively	55,807	55,464
Prepaid and other current assets	20,281	18,275
Total current assets	248,534	261,013
Property and equipment, net	42,243	35,456
Goodwill	75,049	63,957
Intangible assets, net	23,761	21,659
Deposits and other non-current assets	4,209	4,416
Total assets	$393,796	$386,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,850	$3,573
Accrued payroll and related expenses	13,427	17,831
Accrued expenses	22,742	15,126
Deferred revenue	106,023	99,758
Total current liabilities	148,042	136,288
Deferred revenue, non-current	1,511	3,209
Deferred income taxes, non-current	2,137	1,541
Other non-current liabilities	8,363	8,602
Total liabilities	160,053	149,640
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 67,618 and 66,031 shares issued and 65,279 and 63,692 shares outstanding at June 30, 2017 and December 31, 2016, respectively	65	64
Additional paid-in capital	568,128	559,200
Treasury stock, 2,339 shares at June 30, 2017 and December 31, 2016	(14,430)	(14,430)
Accumulated other comprehensive loss	(2,943)	(5,141)
Accumulated deficit	(317,077)	(302,832)
Total stockholders’ equity	233,743	236,861
Total liabilities and stockholders’ equity	$393,796	$386,501

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Recurring	$48,605	$39,290	$94,802	$76,896
Services and license	12,658	10,461	24,602	21,233
Total revenue	61,263	49,751	119,404	98,129
Cost of revenue:
Recurring	13,535	10,137	26,557	20,099
Services and license	10,919	8,332	20,859	16,593
Total cost of revenue	24,454	18,469	47,416	36,692
Gross profit	36,809	31,282	71,988	61,437

Operating expenses:
Sales and marketing	21,983	19,682	44,674	38,585
Research and development	9,277	7,248	18,578	14,490
General and administrative	12,356	9,296	21,722	17,551
Restructuring and other	375	86	972	402
Total operating expenses	43,991	36,312	85,946	71,028
Operating loss	(7,182)	(5,030)	(13,958)	(9,591)
Interest income and other income (expense)	271	(277)	336	(52)
Interest expense	(23)	(39)	(42)	(82)
Loss before provision for income taxes	(6,934)	(5,346)	(13,664)	(9,725)
Provision for income taxes	413	341	581	497
Net loss	$(7,347)	$(5,687)	$(14,245)	$(10,222)
Net loss per share
Basic and diluted	$(0.11)	$(0.10)	$(0.22)	$(0.18)

Weighted average shares used in computing net loss per share:
Basic and diluted	65,079	57,098	64,726	56,894

Comprehensive loss:
Net loss	$(7,347)	$(5,687)	$(14,245)	$(10,222)
Unrealized (loss) gain on available-for-sale securities	(18)	11	(21)	59
Foreign currency translation adjustments	1,621	(1,140)	2,219	(1,535)
Comprehensive loss	$(5,744)	$(6,816)	$(12,047)	$(11,698)

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,245)	$(10,222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	5,600	3,582
Amortization of intangible assets	3,991	2,835
Provision for doubtful accounts	567	891
Stock-based compensation	18,191	14,065
Loss on foreign currency from mark-to-market derivative	249	—
Deferred income taxes	(9)	51
Excess tax benefit from stock-based compensation	—	(11)
Loss on disposal of property and equipment	3	4
Amortization of premium on investments	103	91
Changes in operating assets and liabilities:
Accounts receivable	(361)	(3,268)
Prepaid and other current assets	(1,913)	(846)
Other non-current assets	220	251
Accounts payable	2,349	462
Accrued expenses	(624)	1,412
Accrued payroll and related expenses	(4,404)	(1,996)
Accrued restructuring and other expenses	220	(285)
Deferred revenue	3,757	5,959
Net cash provided by operating activities	13,694	12,975
Cash flows from investing activities:
Purchases of investments	(6,456)	(8,483)
Proceeds from maturities and sale of investments	5,360	8,751
Purchases of property and equipment	(7,661)	(3,924)
Purchases of intangible assets	(458)	(444)
Acquisitions, net of cash acquired	(11,477)	(11,500)
Net cash used in investing activities	(20,692)	(15,600)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,603	1,951
Restricted stock units acquired to settle employee withholding liability	(11,864)	(1,821)
Excess tax benefit from stock-based compensation	—	11
Payment of consideration related to acquisitions	(100)	(104)
Net cash (used in) provided by financing activities	(9,361)	37
Effect of foreign currency exchange rates on cash and cash equivalents	557	(313)
Net (decrease) in cash and cash equivalents	(15,802)	(2,901)
Cash and cash equivalents at beginning of period	148,008	77,232
Cash and cash equivalents at end of period	$132,206	$74,331
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$385	$475
Cash paid for interest on line of credit	$37	$18
Non-cash investing and financing activities:
Purchases of property and equipment through accounts payable and other current and non-current accrued liabilities	$4,093	$4,856
See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Summary of Significant Accounting Policies

Basis of Presentation and Summary of Accounting Policies
All amounts included herein related to these condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016 for Callidus Software Inc., doing business as CallidusCloud ("Company"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations regarding interim financial statements.
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

Recurring Revenue. Recurring revenue, which includes SaaS revenue and maintenance revenue, is recognized ratably over the stated contractual period. SaaS revenue consists of subscription fees from customers accessing the Company's cloud-based service offerings. Maintenance revenue consists of fees from customers purchasing licenses and receiving support for such on-premise solutions. The Company also recognizes SaaS and maintenance revenue associated with customers using its products in excess of contracted usage ("Overages"). Overages are primarily attributed to SaaS products and such Overages are recorded in SaaS revenue in the period incurred. Revenue related to Overages was immaterial during the three and six month periods ended June 30, 2017 and 2016.

Service and License Revenue. Service and license revenue primarily consists of training, integration and configuration services. Generally, the Company's professional services arrangements are billed on a time-and-materials basis. Time and material services are recognized as the services are rendered based on inputs to the project, such as billable hours incurred. For fixed-fee professional services arrangements, the Company recognizes revenue under the proportional performance method of accounting and estimates the proportional performance on a monthly basis, utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. Service and license revenue also includes revenue from perpetual licenses, which is recognized upon delivery of the product, using the residual method, assuming all the other conditions for revenue recognition have been met. Revenue related to perpetual licenses was immaterial during the three and six month periods ended June 30, 2017 and 2016.

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

Multiple-deliverable arrangements with on-premise license. For arrangements with multiple deliverables, including license, professional services and maintenance, the Company recognizes license revenue using the residual method of accounting pursuant to the requirements of the guidance contained in ASC 985-605, "Software Revenue Recognition." Under the residual method, revenue is recognized when VSOE for fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. If evidence of fair value cannot be established for the undelivered elements, all of the revenue is deferred until evidence of fair value can be established, or until the items for which evidence of fair value cannot be established are delivered. For maintenance and certain professional services, the Company has established VSOE because it has a sufficient history of selling these deliverables at an established price. The Company's revenue arrangements do not include a general right of return relative to the delivered products.

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

Recently Issued Accounting Pronouncements
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for stock-based payment arrangements, provides guidance on the types of changes to the terms or conditions of stock-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation- Stock Compensation. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact this ASU will have on its unaudited condensed consolidated financial statements.
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

Note 2—Acquisitions
Learning Heroes Ltd.
On June 2, 2017, the Company acquired Learning Heroes Ltd. ("Learning Heroes"), a privately-held company that is a provider of innovative education content. The purchase of Learning Heroes enhances the Company's mobile learning platform, and accelerates its creation of high quality, engaging and impactful learning experiences. Learning Heroes' creates courses that run on any Learning Management System. The purchase consideration was $10.3 million, which included $8.8 million in cash and 1.2 million Pound Sterling indemnity holdback to be paid one year from the date of the agreement.
The preliminary purchase price allocation for Learning Heroes is summarized as follows (in thousands):

Fair Value
Net liabilities assumed	$(1,170)
Intangible assets	3,250
Goodwill	7,512
Total purchase price, net of cash acquired	$9,592
Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. The fair value of the intangible assets at the date of acquisition require significant judgment, and were measured primarily based on inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurements. The methodologies used in valuing the intangible assets include, but are not limited to, the multiple period excess earnings method for customer contracts and related relationships, and the relief-from-royalty method for education content. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of June 30, 2017, and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of June 30, 2017, the primary areas that are not yet finalized due to information that may become available subsequently and may result in changes in the values assigned to various assets and liabilities, include the fair values of intangible assets and deferred tax liabilities as well as assumed tax assets and liabilities.

The excess of the purchase price over the total net identifiable assets has been recorded as goodwill, which includes synergies expected from the expanded learning capabilities and the value of the assembled workforce in accordance with GAAP. The goodwill balance is primarily attributed to the expansion of the learning library. The goodwill balance is not deductible for income tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisition.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives, as of the date of the Leaning Heroes acquisition (in thousands):

	Fair Value	Weighted Average Useful Life	Consolidated statements of comprehensive loss Classification: Amortization expense
Customer contracts and related relationships	$1,840	7 years	Sales and marketing expense
Education course content	1,410	5 years	Cost of sales
Total intangible assets subject to amortization	$3,250

The financial results of Leaning Heroes are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through June 30, 2017.

The acquisition of Learning Heroes did not have a material impact on the Company's unaudited condensed consolidated financial statements and therefore pro forma disclosures have not been presented.
RevSym Inc.
On May 18, 2017, the Company acquired RevSym Inc. ("RevSym"), a privately-held company focused on innovative cloud-based solutions for the management of revenue. RevSym is a cloud solution that takes into account the new accounting guidance of Topic 606. The Company purchased RevSym, a cloud solution, in order to integrate with the Company's leading commissions, Configure Price Quote and Contract Lifecycle Management solutions, to enable customers to optimize their critical revenue and commissions processes to streamline compliance under Topic 606. The purchase consideration was $5.5 million, which included $3.0 million in cash and an indemnity holdback with the first payment of $1.0 million to be paid six months from the date of the agreement and the remaining balance of $1.5 million to be paid one year from the date of the agreement.
The preliminary purchase price allocation for RevSym is summarized as follows (in thousands):

Fair Value
Net assets assumed	$13
Intangible assets	2,890
Goodwill	2,516
Total purchase price, net of cash acquired	$5,419

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. The fair value of the intangible assets at the date of acquisition require significant judgment, and were measured primarily based on inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurements. The methodologies used in valuing the intangible assets include, but are not limited to, multiple period excess earnings method for developed technology, cost method for customer contracts and related relationships, and the relief-from-royalty method for trademarks, tradenames and domain names. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of June 30, 2017, and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of June 30, 2017, the primary areas that are not yet finalized, due to information that may become available subsequently and may result in changes in the values assigned to various assets and liabilities, include the fair values of intangible assets and deferred tax liabilities as well as assumed tax assets and liabilities.

The excess of the purchase price over the total net identifiable assets has been recorded as goodwill, which includes synergies expected from the expanded service capabilities and the value of the assembled workforce in accordance with GAAP. The goodwill balance is primarily attributed to new accounting guidance under Topic 606 and how it integrates the powerful combination of RevSym and the Company's leading commissions solutions. The goodwill balance is deductible for U.S. income tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisition.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives, as of the date of the RevSym acquisition (in thousands):

	Fair Value	Weighted Average Useful Life	Consolidated statements of comprehensive loss Classification: Amortization expense
Developed technology	$2,700	3 years	Cost of sales
Customer contracts and related relationships	100	3 years	Sales and marketing expense
Trademarks/tradenames/ domain names	90	3 years	General and administrative
Total intangible assets subject to amortization	$2,890

The financial results of RevSym are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through June 30, 2017.

The acquisition of RevSym did not have a material impact on the Company's unaudited condensed consolidated financial statements and therefore pro forma disclosures have not been presented.

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

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. The fair value of the intangible assets at the date of acquisition require significant judgment, and were measured primarily based on inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurements. The methodologies used in valuing the intangible assets include, but are not limited to, the multiple period excess earnings method for developed technology, the with and without method for customer contracts and related relationships, the relief-from-royalty method for trademarks, tradenames and domain names, and the multiple period excess earnings method for order backlog. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of December 31, 2016, and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of June 30, 2017, the primary areas that are not yet finalized, due to information that may become available subsequently and may result in changes in the values assigned to various assets and liabilities, include the fair values of intangible assets and deferred tax liabilities as well as assumed tax assets and liabilities.

The excess of the purchase price over the total net identifiable assets has been recorded as goodwill, which includes synergies expected from the expanded service capabilities and the value of the assembled workforce in accordance with GAAP. The goodwill balance is primarily attributed to the extension of the predictive analysis of the sales pipeline to the Company's Lead to Money suite. The goodwill balance is not deductible for income tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisition.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives, as of the date of the DataHug acquisition (in thousands):

	Fair Value	Weighted Average Useful Life	Consolidated statements of comprehensive loss Classification: Amortization expense
Developed technology	$3,800	4 years	Cost of sales
Customer contracts and related relationships	1,250	6 years	Sales and marketing expense
Trademarks/tradenames/ domain names	150	3 years	General and administrative
Order backlog	150	2 years	Cost of sales
Total intangible assets subject to amortization	$5,350

The financial results of DataHug are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through June 30, 2017.

The acquisition of DataHug did not have a material impact on the Company's unaudited condensed consolidated financial statements and therefore pro forma disclosures have not been presented.

Note 3—Financial Instruments
As of June 30, 2017 and December 31, 2016, all investment debt securities were classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed in Note 4.
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
Realized gains and losses are calculated using the specific identification method. As of June 30, 2017 and December 31, 2016, the Company had no short-term investments in a material unrealized loss position.
The components of the Company’s cash, cash equivalents, and investments classified as available-for-sale were as follows at June 30, 2017 and December 31, 2016 (in thousands):

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$92,098	$—	$—	$92,098
Cash equivalents:
Money market funds	40,108	—	—	40,108
Total cash equivalents	40,108	—	—	40,108
Total cash and cash equivalents	$132,206	$—	$—	$132,206

Short-term investments:
Certificates of deposits	$950	$—	$—	$950
U.S. government and agency obligations	20,628	13	(22)	20,619
Corporate notes and obligations	18,672	14	(15)	18,671
Total short-term investments	$40,250	$27	$(37)	$40,240

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$147,680	$—	$—	$147,680
Cash equivalents:
Money market funds	328	—	—	328
Total cash equivalents	328	—	—	328
Total cash and cash equivalents	$148,008	$—	$—	$148,008

Short-term investments:
Certificate of deposits	$1,200	$—	$—	$1,200
U.S. government and agency obligations	19,351	19	(18)	19,352
Corporate notes and obligations	18,716	18	(20)	18,714
Total short-term investments	$39,267	$37	$(38)	$39,266

The market value and the amortized cost of available-for-sale debt securities by contractual maturities as of June 30, 2017 were as follows (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$35,595	$35,570
Between 1 and 2 years	4,655	4,670
Total	$40,250	$40,240
The Company had no realized gains or losses on sales of its investments for the three and six months ended June 30, 2017 and 2016. The Company had $1.1 million net purchases from investments during the six months ended June 30, 2017 and $0.3 million net proceeds from investments during the six months ended June 30, 2016.
The short-term investments in highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities in order to assess whether any of the impairments will be considered other-than-temporary. The Company did not identify any securities held as of June 30, 2017 or as of December 31, 2016 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.

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

The Company measures financial assets and liabilities at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2017	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$40,108	$40,108	$—	$—
Certificates of deposit (2)	950	—	950	—
U.S. government and agency obligations (2)	20,619	—	20,619	—
Corporate notes and obligations (2)	18,671	—	18,671	—
Foreign currency derivative contracts (3)	37	—	37	$—
Total	$80,385	$40,108	$40,277	$—
Liabilities:
Foreign currency derivative contracts (4)	$285	$—	$285	$—
Total	$285	$—	$285	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$328	$328	$—	$—
Certificates of deposit (2)	1,200	—	1,200	—
U.S. government and agency obligations (2)	19,352	—	19,352	—
Corporate notes and obligations (2)	18,714	—	18,714	—
Foreign currency derivative contracts (3)	76	—	76	$—
Total	$39,670	$328	$39,342	$—
Liabilities:
Foreign currency derivative contracts (4)	$53	$—	$53	$—
Total	$53	$—	$53	$—
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

Derivative Financial Instruments
The Company entered into foreign currency derivative contracts with a financial institution to reduce the risk that its earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in Australian, Canadian, Euros and Pound Sterling. Foreign currency derivative contracts are mark-to-market at the end of each reporting period with gains and losses recognized as other expense to offset the gains or losses resulting from the settlement or remeasurement of the underlying foreign currency denominated cash, receivables and payables.
Details on outstanding foreign currency derivative contracts related primarily to receivables and payables are presented below (in thousands):

		June 30, 2017	December 31, 2016
Notional amount of foreign currency derivative contracts		$6,622	$3,850
Fair value of foreign currency derivative contracts		$6,374	$3,873

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):
		Fair Value of Derivative Instruments

	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$37	$75

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses	$285	$52
The Company accounts for the derivative instruments at fair value with changes in the fair value recorded as a component of interest income and other income (expense). During both the three and six months ended June 30, 2017 and June 30, 2016 such changes were immaterial.
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
During the six months ended June 30, 2017, the Company entered into various contractual obligations, long-term operating lease obligations and unconditional purchase commitments. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) and purchase commitments as of June 30, 2017 are as follows (in thousands):

	Unconditional Purchase Commitments (1)	Operating Lease Commitments (2)
Years ending:
Remainder of 2017	$11,482	$2,142
2018	14,774	4,689
2019	10,305	4,385
2020	3,008	4,425
2021	—	4,049
2022 and beyond	—	2,693
Future minimum payments	$39,569	$22,383

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

Letter of Credit
The Company obtained a $1.4 million letter of credit on October 1, 2016 for its leased space in Dublin, California. The letter of credit will expire on October 1, 2017. As of June 30, 2017 there was no balance outstanding under this letter of credit.
Revolver Line of Credit
In May 2014, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan ("Revolver") to the Company in an amount not to exceed $15.0 million. The Revolver matures in May 2019. Since the Revolver was paid in June 2015 there has not been a balance outstanding. There was no balance outstanding as of June 30, 2017.
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
The Company incurred restructuring and other expenses of $0.4 million and $0.1 million during the three months ended June 30, 2017 and June 30, 2016, respectively, and $1.0 million and $0.4 million during the six months ended June 30, 2017 and June 30, 2016, respectively.
The following tables set forth a summary of accrued restructuring and other expenses for the six months ended June 30, 2017 and 2016 (in thousands):

	December 31, 2016	Additions	Adjustments	Cash Payments	June 30, 2017
Severance and termination related costs	$—	$872	$—	$(577)	$295
Facilities related costs	269	100	—	(179)	190
Total accrued restructuring and other expenses	$269	$972	$—	$(756)	$485

	December 31, 2015	Additions	Adjustments	Cash Payments	June 30, 2016
Facilities related costs	$17	$405	$—	$(120)	$302
Total accrued restructuring and other expenses	$17	$405	$—	$(120)	$302

Note 7—Net Loss Per Share
Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, the release of restricted stock units and purchases of shares pursuant to the Company's employee stock purchase plan ("ESPP"), to the extent these shares are dilutive. For the three and six months ended June 30, 2017 and 2016, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
     Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted Stock Units	3,582	3,893	3,666	3,655
Stock Options	366	586	382	611
ESPP Shares	108	131	94	114
Total	4,056	4,610	4,142	4,380
The weighted average exercise price per share of stock options excluded for the three months ended June 30, 2017 and June 30, 2016 was $6.69 and $6.72, respectively and six months ended June 30, 2017 and June 30, 2016 was $6.68 and $6.12, respectively.

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

The table below sets forth a summary of stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$136	$144	$281	$289
Restricted stock units
Performance-based awards	1,771	1,269	3,191	2,449
Service-based awards	7,646	5,696	13,984	10,454
ESPP shares	388	503	735	873
Total stock-based compensation	$9,941	$7,612	$18,191	$14,065

As of June 30, 2017, there was total unrecognized compensation expense of $36.0 million, $7.5 million, $45 thousand, and $0.8 million related to service-based awards, performance-based awards, stock options, and ESPP shares, respectively, which were expected to be recognized over weighted average periods of 2.0 years, 1.8 years, 0.2 years, and 0.4 years, respectively.
The table below sets forth the functional classification of stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of recurring revenue	$412	$453	$835	$962
Cost of services and license	559	524	1,190	1,036
Sales and marketing	2,027	2,144	4,564	4,298
Research and development	1,765	1,171	3,397	2,340
General and administrative	5,178	3,320	8,205	5,429
Total stock-based compensation	$9,941	$7,612	$18,191	$14,065
Performance-based Awards
In 2017, the Company granted performance-based restricted stock units with vesting contingent on successful attainment of pre-set SaaS revenue growth and pre-set operating margin targets over the three-year period from January 1, 2017 through December 31, 2019. During the three and six months ended June 30, 2017, expense of $0.5 million and $0.8 million, respectively, net of forfeiture, was recognized.
In 2016, the Company granted performance-based restricted stock units with vesting contingent on attainment of pre-set SaaS revenue growth and pre-set recurring revenue gross margin target over the three-year period from January 1, 2016 through December 31, 2018 and performance-based restricted stock units with vesting contingent upon the Company's relative total shareholder return over the same three-year period compared to an index of 17 SaaS companies in the Company's executive compensation peer group. During the three and six months ended June 30, 2017, expense of $0.1 million and $0.2 million, respectively, net of forfeiture, was recognized.
In 2015, the Company granted performance-based restricted stock units with vesting contingent on successful attainment of pre-set SaaS revenue growth target over the three-year period from July 1, 2015 through June 30, 2018. During the three and six months ended June 30, 2017, expense of $0.8 million and $1.5 million, respectively, net of forfeiture, was recognized.
In 2014, the Company granted performance-based restricted stock units with vesting contingent on absolute SaaS revenue growth over the three-year period from January 1, 2014 through December 31, 2016, and on the Company's relative total shareholder return over the same three-year period compared to an index of 17 SaaS companies. These performance shares vested in February 2017. During the first quarter of 2017, expense of $0.4 million, net of forfeiture was recognized. There was no expenses recorded in the second quarter of 2017.
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
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. No stock options were granted during the three and six months ended June 30, 2017 and June 30, 2016.
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

Note 9—Income Taxes
Income tax expense for the three months ended June 30, 2017 and June 30, 2016 was $0.4 million and $0.3 million, respectively, and for the six months ended June 30, 2017 and June 30, 2016 was $0.6 million and $0.5 million, respectively. For both the three and six months ended June 30, 2017 and 2016, the income tax expense is mainly attributable to withholding taxes associated with some foreign customers and income in foreign jurisdictions subject to income tax.
In addition, at the beginning of 2017, the Company adopted FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which resulted in the recognition of excess tax benefits in the Company's provision for income taxes rather than paid-in capital.  Given the Company's current valuation allowance position in the United States jurisdiction, the adoption of this guidance did not have a material impact on its unaudited condensed consolidated financial statements.

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
The following table summarizes revenue for the three and six months ended June 30, 2017 and 2016 by geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States and Canada	$49,953	$40,732	$97,478	$80,617
EMEA	6,784	5,452	13,268	10,328
Asia Pacific	3,145	2,442	6,110	4,985
Other	1,381	1,125	2,548	2,199
	$61,263	$49,751	$119,404	$98,129
As of June 30, 2017, the Company's goodwill balance was $75.0 million, of which $24.3 million was located in the U.K. and Ireland (EMEA) and the Company's intangible asset balance was $23.8 million, of which $8.5 million was located in the U.K. and Ireland (EMEA). No other individual country outside the U.S. accounted for more than 10% of the goodwill and intangible asset balances as of June 30, 2017.

During the three and six months ended June 30, 2017 and 2016, no customer accounted for more than 10% of total revenue.
Note 11—Related-Party Transactions
Lithium Technologies, Inc.
In the normal course of business, the Company entered into agreements with Lithium Technologies, Inc. (“Lithium”), whose then-current Chief Financial Officer was a member of the Company's Board of Directors. On August 31, 2016, that member of the Company's Board of Directors ceased to be the Chief Financial Officer of Lithium Technologies, Inc.
In 2015, Lithium entered into a three-year SaaS subscription agreement with the Company in the amount of $0.1 million per year, from which the Company recognized SaaS revenue of $34,377 and $68,442 during the three and six months ended June 30, 2017, respectively, and $49,903 and $87,516 during the three and six months ended June 30, 2016, respectively. In addition, the Company entered into various agreements with Lithium and recognized professional services revenue of $3,238 and $5,701 during the three and six months ended June 30, 2017, respectively, and $13,035 and $17,325 during the three and six months ended June 30, 2016, respectively.
TIBCO Software Inc.
During 2016, the Company renewed an annual subscription services agreement for $0.1 million with TIBCO Software Inc. ("TIBCO"), whose chief executive officer and director is a member of the Company's Board of Directors. The original agreement had been entered into between TIBCO and ViewCentral for SaaS revenue prior to the Company's acquisition of the assets of ViewCentral, and the renewal was at the same terms as the original agreement. In connection with this agreement, the Company recognized SaaS revenue of $29,825 and $59,323 during the three and six months ended June 30, 2017, respectively, and none during the three and six months ended June 30, 2016. Further, the Company paid $39,000 for TIBCO Jaspersoft subscription fee in April 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, and the Consolidated Financial Statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016, and with the unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. This section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which relate to our future plans, objectives, expectations, prospects, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” "may," “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature.  These forward-looking statements include, but are not limited to, statements concerning the following: levels of recurring revenue, levels of SaaS revenue, changes in and expectations with respect to revenue, revenue growth and gross profits, operating expense levels, the impact of quarterly fluctuations of revenue and operating results, staffing and expense levels, expected cash and investment balances, the impact of foreign exchange rates and interest rate fluctuations, projected future financial performance, our anticipated growth and trends in our businesses, our business strategy, and other characterizations of future events or circumstances.  As and when made, management believes that these forward-looking statements are reasonable.  Caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate.  In addition, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Many of these risks and uncertainties are described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances occurring after the date of this report, except as required by law.

Overview
CallidusCloud® is a global leader in cloud-based sales, marketing, learning and customer experience solutions. CallidusCloud enables our customers to sell more, faster with its Lead to Money suite of solutions that, among other things, identifies leads, trains personnel, implements territory and quota plans, enables sales forces, automates configuration pricing and quoting, manages contracts, streamlines sales compensation, captures customer feedback and provides rich predictive analytics for competitive advantage. Approximately 5,700 organizations across a broad set of industries rely on CallidusCloud to help optimize their Lead to Money process, train their personnel and close more deals, faster.

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

We provide a suite of Lead to Money solutions on a Software-as-a-Service ("SaaS") basis and generate revenue from subscriptions, services and to a much lesser degree, term licenses. Our SaaS customers typically purchase annual subscriptions, and some enter into multi-year subscription commitments. We are experiencing a decline in maintenance fee revenue primarily due to conversion of existing on-premise customers to our cloud-based commissions solution. In addition, we anticipate maintenance fee revenue to continue to decline through 2017 when we anticipate that we will stop providing maintenance and support on any remaining on-premise customers. We have discontinued selling new on-premise licenses and related maintenance and have stopped upgrading our on-premise software commissions products.

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

We believe that factors influencing our ability to succeed in our business strategy include: our prospective customers’ willingness to migrate to enterprise cloud computing solutions; the performance and security of our solutions; our ability to develop new and improved features that are in demand among our customers; our ability to successfully integrate acquired businesses and technologies; successful customer implementation and utilization of our solutions; our ability to penetrate markets where we have few customers; location and timing of new data centers;our ability to attract new personnel and retain and motivate current personnel and our ability to retain along with cross-selling and up-selling to our customer base.
Customer Expansions and Revenue Growth
For the three months ended June 30, 2017, we added approximately 300 net new customers, for a total of approximately 5,700 customers in the period.

For the three months ended June 30, 2017, SaaS revenue was $47.7 million, representing an increase of $11.6 million, or 32% compared to the same period in 2016. Total recurring revenue, which includes SaaS and maintenance revenue, increased by $9.3 million or 24% compared to the same period in 2016 as a result of higher SaaS revenue. Total revenue was $61.3 million an increase of $11.5 million or 23% compared to the same period in 2016. Recurring revenue gross profit was 72% and 74%, for the three months ended June 30, 2017 and June 30, 2016, respectively. Overall gross profit was 60% for the three months ended June 30, 2017 compared to 63% for the three months ended June 30, 2016.

Revenue related to Overages (customers using our products in excess of contracted usage) was immaterial during the three and six months ended June 30, 2017 and June 30, 2016.
SaaS revenue continued to drive the increases in both recurring revenue and total revenue, reflecting continued market acceptance of our Lead to Money solutions. We have discontinued selling on-premise software for our commissions product, sales of which included license fees and on-going maintenance fees paid for support and upgrades during the life of the product. We will no longer realize license fee revenue. We plan to support most of our existing maintenance fee contracts through 2017. We are experiencing a decline in maintenance fee revenue due to conversion of existing customers to our cloud-based commissions product.
Acquisitions
On June 2, 2017, the Company acquired Learning Heroes Ltd. ("Learning Heroes"), a privately-held company that is a provider of innovative education content. The purchase of Learning Heroes enhances the Company's mobile learning platform, and accelerates its creation of high quality, engaging and impactful learning experiences. Learning Heroes' creates courses that can run on any Learning Management System. The purchase consideration was $10.3 million, which included $8.8 million in cash and 1.2 million Pound Sterling indemnity holdback to be paid one year from the date of the agreement.
On May 18, 2017, the Company acquired RevSym Inc. ("RevSym"), a privately-held company focused on innovative cloud-based solutions for the management of revenue. RevSym is a cloud solution that takes into account the new accounting guidance of Topic 606. The Company purchased RevSym, a cloud solution, in order to integrate with the Company's leading commissions, Configure Price Quote and Contract Lifecycle Management solutions, to enable customers to optimize their critical revenue and commissions processes to streamline compliance under Topic 606. The purchase consideration was $5.5 million, which included $3.0 million in cash and an indemnity holdback with the first payment of $1.0 million to be paid six months from the date of the agreement and the remaining balance of $1.5 million to be paid one year from the date of the agreement.

Application of Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations that follows is based upon our unaudited condensed consolidated financial statements prepared in accordance with U.S Generally Accepted Accounting Principles ("GAAP"). The application of GAAP requires our management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures regarding these items. We base our assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent there are material differences between these estimates and actual results, our future financial condition or results of operations will be affected. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.
We believe that the assumptions, judgments and estimates involved in accounting for revenue recognition, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived assets impairment, contingent consideration and income taxes have the greatest potential impact on our unaudited condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules that require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from our actual results. There were no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2017 compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recently Issued Accounting Pronouncements
Please refer to Note 1 of our notes to unaudited condensed consolidated financial statements for information regarding the effect of recently issued accounting pronouncements on our financial statements.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2017 and 2016
Revenue, Cost of Revenue and Gross Profit
The following table sets forth the changes in revenue, cost of revenue and gross profit for the three and six months ended June 30, 2017, compared to the same period in 2016 (in thousands, except for percentage data):

	Three Months Ended June 30, 2017	Percentage of Revenues	Three Months Ended June 30, 2016	Percentage of Revenues	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$48,605	79%	$39,290	79%	$9,315	24%
Services and license	12,658	21%	10,461	21%	2,197	21%
Total revenue	$61,263	100%	$49,751	100%	$11,512	23%

Cost of revenue:
Recurring	$13,535	28%	$10,137	26%	$3,398	34%
Services and license	10,919	86%	8,332	80%	2,587	31%
Total cost of revenue	$24,454	40%	$18,469	37%	$5,985	32%

Gross profit:
Recurring	$35,070	72%	$29,153	74%	$5,917	20%
Services and license	1,739	14%	2,129	20%	(390)	(18)%
Total gross profit	$36,809	60%	$31,282	63%	$5,527	18%

	Six Months Ended June 30, 2017	Percentage of Revenues	Six Months Ended June 30, 2016	Percentage of Revenues	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$94,802	79%	$76,896	78%	$17,906	23%
Services and license	24,602	21%	21,233	22%	3,369	16%
Total revenue	$119,404	100%	$98,129	100%	$21,275	22%

Cost of revenue:
Recurring	$26,557	28%	$20,099	26%	$6,458	32%
Services and license	20,859	85%	16,593	78%	4,266	26%
Total cost of revenue	$47,416	40%	$36,692	37%	$10,724	29%

Gross profit:
Recurring	$68,245	72%	$56,797	74%	$11,448	20%
Services and license	3,743	15%	4,640	22%	(897)	(19)%
Total gross profit	$71,988	60%	$61,437	63%	$10,551	17%
Revenue
Total Revenue.  The increases in total revenue for the three and six months ended June 30, 2017 compared to the same periods in 2016 were due to continued SaaS revenue growth and corresponding services growth. New customer adoption of our Lead to Money suite, continued cross-sell and up-sell from our current customer base, and acquisitions also contributed to our growth in revenue.
Recurring Revenue.  Recurring revenue consists of SaaS revenue and maintenance revenue. For the three months ended June 30, 2017, SaaS revenue increased by $11.6 million or 32%, from the same period in 2016. This increase was offset in part by a decrease in maintenance revenue of $2.3 million. For the six months ended June 30, 2017, SaaS revenue increased by $22.2 million, or 31%. This increase was offset in part by a decrease in maintenance revenue of $4.3 million. The increases in SaaS revenues were primarily due to net new bookings related to new customers, along with cross-sell and up-sell into our current customer base, which resulted from our sales force investment in response to our position as a market leader in the Sales Performance Management suite. The decrease in maintenance revenue was as a result of customers continuing to convert from on-premise maintenance license arrangements to cloud-based offerings.
Services and License Revenue.  Services and license revenue consists of integration and configuration services ("consulting services"), training and perpetual licenses. Services revenue increased by $2.2 million for the three months ended June 30, 2017 compared to the same period in 2016, and by $3.4 million for the six months ended June 30, 2017 compared to the same period in 2016. The increases in services revenue are associated with increased sales of our SaaS offerings. During the three and six months ended June 30, 2017 license revenue was immaterial because we stopped selling on-premise products in early 2016.
Cost of Revenue and Gross Profit
Cost of Recurring Revenue.  The increase in cost of recurring revenue for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to a $3.1 million increase in depreciation, maintenance, equipment and other related expenses as we invested in our state of the art data centers and a $0.3 million increase in personnel related costs. The increase in cost of recurring revenue for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to a $5.0 million increase in depreciation, maintenance, equipment and other related expenses as we invested in our state of the art data centers and a $1.5 million increase in personnel related costs.
Cost of Services and License Revenue.  The increase in cost of services and license revenue during the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to $2.0 million increase in personnel-related costs and $0.6 million increase in outside consultants to increase service capacity to support increases in revenue. The increase in cost of services during the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to $3.1 million increase in personnel related costs and $1.2 million in outside consultants to increase service capacity to support increases in revenue.
Recurring Revenue Gross Profit. The increase in recurring revenue gross profit for the three months ended June 30, 2017, compared to the same period in 2016, reflects increased SaaS revenue of $11.6 million due to net new bookings growth. This increase was partially offset by a decrease of $2.3 million in maintenance revenue, and a $3.1 million increase in depreciation and maintenance, equipment and other related expenses, as a result of our investment in data center costs and a

$0.3 million increase in personnel related costs. The increase in recurring revenue gross profit for the six months ended June 30, 2017, compared to the same period in 2016, reflects increased SaaS revenue of $22.2 million. This increase was partially offset by a decrease of $4.3 million in maintenance revenue, a $5.0 million increase in depreciation, maintenance, equipment and other related expenses as we invested in our state of the art data centers and a $1.5 million increase in personnel related costs.
Services and License Revenue Gross Profit. The decrease in services and license revenue gross profit for the three months ended June 30, 2017, compared to the same period in 2016, was attributable to an increase of $2.0 million in personnel related costs, and $0.6 million in outside consulting costs. This decrease was partially offset by an increase in service revenues of $2.2 million. The higher service expenses over revenue is primarily due to our investments in personnel and consulting costs to increase service capacity as we prepare for growth in our service revenue associated with increased SaaS offerings in 2017. The decrease in services and license revenue gross profit for the six months ended June 30, 2017, compared to the same period in 2016, was attributable to $3.1 million increase in personnel related costs and $1.2 million in outside consultants to increase service capacity to support increase in revenue, partially offset by an increase in services revenue of $3.4 million.
Operating Expenses
The following table outlines the changes in operating expenses for the three and six months ended June 30, 2017, compared to the same periods in 2016 (in thousands, except percentage data):

	Three Months Ended June 30, 2017	Percentage of Total Revenues	Three Months Ended June 30, 2016	Percentage of Total Revenues	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$21,983	36%	$19,682	40%	$2,301	12%
Research and development	9,277	15%	7,248	15%	2,029	28%
General and administrative	12,356	20%	9,296	19%	3,060	33%
Restructuring and other expenses	375	1%	86	—%	289	—%
Total operating expenses	$43,991	72%	$36,312	73%	$7,679	21%

	Six Months Ended June 30, 2017	Percentage of Total Revenues	Six Months Ended June 30, 2016	Percentage of Total Revenues	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$44,674	37%	$38,585	39%	$6,089	16%
Research and development	18,578	16%	14,490	15%	4,088	28%
General and administrative	21,722	18%	17,551	18%	4,171	24%
Restructuring and other expenses	972	1%	402	—%	570	142%
Total operating expenses	$85,946	72%	$71,028	72%	$14,918	21%

Sales and Marketing.  The increase in sales and marketing expenses for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to an increase in sales capacity and headcount, resulting in a $3.8 million increase in personnel related costs, which includes an increase of $1.4 million in commissions and a decrease of $0.1 million in stock-based compensation expense. This increase in expense was partially offset by a decrease of $1.5 million in marketing events costs due to the timing of our C3 user conference from the second quarter in 2016 to the third quarter in 2017. The increase in sales and marketing expenses for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to an increase of $7.5 million in personnel related costs, which includes an increase of $2.7 million in commissions and $0.3 million in stock-based compensation expense. This increase in expense was partially offset by a $1.4 million decrease in marketing events due to the timing of our C3 user conference from the second quarter in 2016 to the third quarter in 2017.

Research and Development.  The increase in research and development expenses for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to a $1.6 million increase in personnel related costs, which includes an increase of $0.6 million of stock-based compensation expense as well as an increase of $0.4 million in consulting expense. The increase in research and development expenses for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to $3.8 million in personnel related costs, which includes an increase of $1.1 million in stock-based compensation expense.
General and Administrative.  The increase in general and administrative expenses for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to a $3.1 million increase in personnel related costs, which includes $1.9 million in stock-based compensation expense. The increase in general and administration expenses for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to $4.2 million increase in personnel related costs, which includes $2.8 million in stock-based compensation expense. The increase in stock-based compensation expense primarily relates to the former CFO who retired on June 30, 2017.
Restructuring and Other.  Restructuring and other expense for the three and six months ended June 30, 2017 was primarily related to severance costs for the elimination of positions at our headquarters, India and Serbia offices, and the relocation of our United Kingdom office. For the same periods in 2016, we incurred relocation costs of our Birmingham, Alabama offices.
Stock-based Compensation
The following table sets forth a summary of our stock-based compensation expenses for the three and six months ended June 30, 2017, compared to the same period in 2016 (in thousands, except percentage data):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenue	$412	$453	$(41)	(9)%
Cost of services revenue	559	524	35	7%
Sales and marketing	2,027	2,144	(117)	(5)%
Research and development	1,765	1,171	594	51%
General and administrative	5,178	3,320	1,858	56%
Total stock-based compensation	$9,941	$7,612	$2,329	31%

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenue	$835	$962	$(127)	(13)%
Cost of services revenue	1,190	1,036	154	15%
Sales and marketing	4,564	4,298	266	6%
Research and development	3,397	2,340	1,057	45%
General and administrative	8,205	5,429	2,776	51%
Total stock-based compensation	$18,191	$14,065	$4,126	29%
The increase for the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily due to the timing of restricted stock and performance share unit grants, an increased stock price, and increased employee stock purchase plan participation. In addition, the increase in stock-based compensation expense charged to general and administrative primarily relates to stock-based compensation expense of the former CFO who retired on June 30, 2017.

Other Items
The following table sets forth changes in other items for the three and six months ended June 30, 2017, compared to the same period in 2016 (in thousands, except percentage data):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Increase (Decrease)	Percentage Change
Other income (expense)
Interest income and other income (expense)	$271	$(277)	$548	(198)%
Interest expense	(23)	(39)	16	(41)%
	$248	$(316)	$564	(178)%
Provision for income taxes	$413	$341	$72	21%

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Increase (Decrease)	Percentage Change
Other income (expense)
Interest income and other income (expense)	$336	$(52)	$388	(746)%
Interest expense	(42)	(82)	40	49%
	$294	$(134)	$428	(319)%
Provision for income taxes	$581	$497	$84	17%
Interest Income and Other Income (Expense)
Interest income and other expense increased during the three months ended June 30, 2017 compared to the same period in 2016 because of higher interest income of $0.1 million from increasing our money market and short-term investment balance and a change of $0.4 million from foreign currency gains during the three months ended June 30, 2017 compared to foreign currency losses during the three months ended June 30, 2016. Interest income and other expense increased during the six months ended June 30, 2017 compared to the same period in 2016 because of higher interest income of $0.3 million from increasing our money market and short-term investment balance and a change of $0.1 million from foreign currency gains during the six months ended June 30, 2017 compared to foreign currency losses during the six months ended June 30, 2016.
Interest Expense
Interest expense for the three and six months ended June 30, 2017 was similar to interest expense for the same periods in 2016.
Provision for Income Taxes
Income tax expense for the three months ended June 30, 2017 and June 30, 2016 was $0.4 million and $0.3 million, respectively and for the six months ended June 30, 2017 and June 30, 2016 was $0.6 million and $0.5 million, respectively. For both the three and six months ended June 30, 2017 and 2016, the income tax expense is mainly attributable to withholding taxes associated with some foreign customers and income in foreign jurisdictions subject to income tax.
In addition, at the beginning of 2017, the Company adopted FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which resulted in the recognition of excess tax benefits in the Company's provision for income taxes rather than paid-in capital.  Given the Company's current valuation allowance position in the United States jurisdiction, the adoption of this guidance did not have a material impact on its unaudited condensed consolidated financial statements.

Liquidity and Capital Resources
As of June 30, 2017, our principal sources of liquidity were cash and cash equivalents and short-term investments of $172.4 million and accounts receivable of $55.8 million, compared to $187.3 million and $55.5 million at December 31, 2016, respectively.
In May 2014, we entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan to us in an amount not to exceed $15 million. The Revolver matures in May 2019. Outstanding borrowings under the Revolver bear interest, at a base rate plus an applicable margin that ranges between 0.75% and 2.25% depending on our leverage ratio. Interest is payable every three months. Since the Revolver was paid in June 2015 there has not been a balance outstanding. As of June 30, 2017 we had no outstanding borrowings under the Revolver.

The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$13,694	$12,975
Net cash used in investing activities	$(20,692)	$(15,600)
Net cash (used in) provided by financing activities	$(9,361)	$37
Cash Flows During the Six Months Ended June 30, 2017
Net cash provided by operating activities was $13.7 million for the six months ended June 30, 2017 compared to $13.0 million net cash provided in the six months ended June 30, 2016. During the six months ended June 30, 2017, net loss was $14.2 million, which included $18.2 million in stock-based compensation and $9.6 million in depreciation and amortization expense. Changes in operating assets and liabilities used $0.8 million in cash during the first half of 2017, primarily driven by a decrease in accrued payroll and related expenses of $4.4 million, an increase in prepaid and other assets of $1.7 million, and an increase in accounts receivable of $0.4 million, partially offset by an increase in deferred revenue of $3.8 million, an increase in accounts payable, accrued expenses and accrued restructuring of $1.9 million.
Net cash used in investing activities was $20.7 million during the six months ended June 30, 2017, compared to $15.6 million cash used in the six months ended June 30, 2016. During the six months ended June 30, 2017, net cash used in investing activities included $11.5 million used for the Learning Heroes Ltd. and RevSym Inc. acquisitions, as well as a payroll tax payment related to DataHug Ltd acquisition, $7.7 million for purchases of software and other equipment for our data center investments, $1.1 million for net purchases of short-term investments and $0.5 million for purchases of intangibles.
Net cash used in financing activities was $9.4 million during the six months ended June 30, 2017, compared to an immaterial amount of cash provided during the six months ended June 30, 2016. During the six months ended June 30, 2017, the net cash used in financing activities was primarily due to $11.9 million for the repurchase of performance-based and restricted stock units from employees for payment of taxes on vesting of the performance-based and restricted stock units and a $0.1 million stakeholder fund payment related to our BridgeFront acquisition, partially offset by $2.6 million of proceeds from the issuance of common stock.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three and six months ended June 30, 2017, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a more complete discussion on the market risks we encounter.

Item 4. Controls and Procedures
Evaluation of Disclosures Controls and Procedures
Our Chief Executive Officer ("CEO") and our CFO, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) or 15d-15(e)) as of June 30, 2017, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures.
Changes in Internal Control Over Financial Reporting
In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our CEO and CFO did not identify any changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A.    Risk Factors
Factors That Could Affect Future Results

You should carefully consider the risks below, as well as other information included or incorporated by reference in this report, before deciding whether to buy or sell shares of our common stock. We operate in a dynamic and rapidly changing environment that involves many risks and uncertainties that could cause actual results to differ materially from results contemplated by forward-looking statements in this report.  Because of the factors discussed below, other information included or incorporated by reference in this report and other factors affecting our operating results, past performance should not be considered a reliable indicator of future performance. The risks discussed in this report are not the only risks we face. Risks and uncertainties of which we are not currently aware, or which we currently deem to be immaterial, may also adversely affect our business, financial condition or operating results.
Risks Related to Our Business
We have a history of losses, and we intend to continue to invest in our business, so we cannot assure you that we will achieve profitability.

We incurred net losses of $14.2 million during the six months ended June 30, 2017, $19.0 million in 2016, $13.1 million in 2015 and $11.6 million in 2014. We had an accumulated deficit of $317.1 million as of June 30, 2017. We intend to continue to invest in our business, including with respect to our employee base, sales and marketing, new product development, and improvement of existing products, services and features. Therefore, to achieve profitability, we must increase our revenue, particularly our recurring revenue, by entering into more and larger sales transactions while limiting customer churn, and by managing our cost structure in line with our revenue. If we fail to do so, our future results and financial condition will be adversely affected and we may be unable to continue operating.

We continue to monitor and manage our costs to optimize our performance for the long term. However, there is no assurance that we will succeed, and unforeseen expenses, difficulties or delays may prevent us from realizing our goals. From time to time, we incur restructuring expenses or expenses related to cost reduction efforts, but we can offer no assurance that these or other actions will enable us to achieve or sustain profitability in the future. In addition, we cannot be certain that steps we have taken to control our costs will not adversely affect our prospects for long-term revenue growth. If we cannot increase our revenue, improve gross margins and control costs, our future results and financial condition will be negatively affected.

Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future, and because we recognize revenue from subscriptions over a period of time, downturns in revenue may not be immediately reflected in our operating results.

Period-to-period comparisons of our results of operations should not be relied upon as definitive indicators of future performance. Because we recognize recurring revenue and maintenance revenue ratably over the terms of the related subscription agreements and maintenance support agreements, most of our revenue each quarter results from recognition of deferred revenue related to agreements entered into during previous quarters. Consequently, declines in new or renewed subscription agreements and maintenance agreements, or termination of existing subscription agreements and maintenance agreements that occur in one quarter will be felt in both that quarter and future quarters. We may be unable to generate sufficient new revenue to offset revenue declines and we may be unable to adjust our operating expenses and capital expenditures to align with revenue reductions. Our subscription model makes it more difficult for us to increase our revenue rapidly, because revenue from new customers is recognized over multiple periods. Other factors that may cause our revenue and operating results to fluctuate include:

•	timing of customer budget cycles;

•	the priority our customers place on our products compared to other business investments;

•	size, timing and contract terms of new customer contracts, and unpredictable or lengthy sales cycles;

•	reduced renewals of subscription and maintenance agreements;

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

We have invested, and expect to continue to invest, substantial resources to expand, market and refine our solutions for which we recognize recurring revenue. If we are unable to grow our recurring revenue, or to improve our recurring revenue gross margins, we may not be able to achieve profitability and our operating results and financial condition could be adversely affected. Factors that could harm our ability to improve these gross margins include:

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

We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly in future periods. For example, from December 31, 2016 through June 30, 2017, our employee headcount increased from 1,113 to 1,180 employees, and our number of customers increased from over 5,200 to 5,700. We anticipate that we will continue to significantly expand our operations and headcount in the near term, and that our customer base will continue to expand. The growth and expansion of our business and our product and service offerings place a significant strain on our management, operations, sales and marketing, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our sales and marketing teams and our ability to manage headcount, capital and business processes in an efficient manner.

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

Our customers have no obligation to renew their SaaS subscriptions or maintenance support arrangements after the expiration of the subscription or maintenance period, which is typically 12 to 36 months. Customers may elect not to renew, or may renew for fewer seat licenses or shorter contract terms for a number of reasons, including a change in corporate priorities or personnel. In addition, we offer a pay-as-you-go model, whereby customers can pay for our SaaS services on a monthly basis without a long-term commitment, which may unexpectedly increase the rate of customer non-renewals and thus negatively and unpredictably affect our recurring revenue. If our customer renewal rates decline, which may occur as a result of many factors, including reduced budgets, insourcing decisions or dissatisfaction with our service, our revenue will be adversely affected and our business will suffer.

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

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP"). These principles are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC"), and various other bodies formed to interpret and create appropriate accounting principles and guidance.  The FASB is currently working with the International Accounting Standards Board ("IASB") to converge accounting principles, and facilitate more comparable financial reporting, between companies that are required to follow GAAP and those that are required to follow international financial reporting standards. In connection with that initiative, the FASB has issued new accounting standards for revenue recognition and accounting for leases, which we discuss in Note 1, The Company and Significant Accounting Policies, in the Notes to Consolidated Financial Statements under the heading “Recently Issued Accounting Pronouncements.” These and other such standards could cause us to adopt new accounting principles, which could significantly impact our reported financial results or cause volatility of those financial results. In addition, we may need to change our customer and vendor contracts, financial accounting systems and other internal processes. The cost and effects of these changes could adversely affect our consolidated results of operations.

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

As part of our business strategy, we evaluate opportunities to expand and enhance our product and service offerings to meet customer needs, increase our market opportunities and grow revenue through internal development efforts and external acquisitions and partnerships. We have completed a number of acquisitions in recent years, including the acquisitions of Learning Heroes Ltd. and RevSym Inc. in 2017, acquisitions of DataHug Ltd., and of certain assets of Badgeville, Inc. and ViewCentral, LLC in 2016, the acquisition of BridgeFront LLC in 2015 and the acquisitions of LeadRocket, Inc. and Clicktools Ltd. in 2014. We may continue to acquire or make investments in other companies, products, services and technologies in the future. Acquisitions and investments may cause disruptions in, or add complexity to, our operations and involve a number of risks, including the following:

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

Our services revenue, which includes fees for consulting, implementation and training, represented 21% of our revenue in 2016 and 21% of our revenue during the six months ending June 30, 2017. Our services revenue has a substantially lower gross margin than our recurring revenue.

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

CALLIDUS SOFTWARE INC.

Date:	August 4, 2017	By:	/s/ ROXANNE OULMAN
Roxanne Oulman
Executive Vice President, Chief Financial Officer
(duly authorized officer)

EXHIBIT INDEX TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

Exhibit Number	Description
10.1
Amendment Number Seven, dated May 18, 2017, to Credit Agreement by and among Wells Fargo Bank National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated May 13, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (iv) Notes to Condensed Consolidated Financial Statements.