Form 10-Q
period 2017-09-30
CALLIDUS SOFTWARE INC
filed 2017-11-09
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
There were 68,114,900 shares of the registrant’s common stock, par value $0.001, outstanding on October 25, 2017, the latest practicable date prior to the filing of this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$100,957	$148,008
Short-term investments	75,459	39,266
Accounts receivable, net of allowances of $1,591 and $1,536 at September 30, 2017 and December 31, 2016, respectively	51,653	55,464
Prepaid and other current assets	22,100	18,275
Total current assets	250,169	261,013
Property and equipment, net	44,551	35,456
Goodwill	79,918	63,957
Intangible assets, net	28,252	21,659
Deposits and other non-current assets	5,335	4,416
Total assets	$408,225	$386,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,815	$3,573
Accrued payroll and related expenses	13,923	17,831
Accrued expenses	26,146	15,126
Deferred revenue	110,429	99,758
Total current liabilities	154,313	136,288
Deferred revenue, non-current	1,080	3,209
Deferred income taxes, non-current	3,811	1,541
Other non-current liabilities	8,764	8,602
Total liabilities	167,968	149,640
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 68,114 and 66,031 shares issued and 65,775 and 63,692 shares outstanding at September 30, 2017 and December 31, 2016, respectively	66	64
Additional paid-in capital	577,387	559,200
Treasury stock, 2,339 shares at September 30, 2017 and December 31, 2016	(14,430)	(14,430)
Accumulated other comprehensive loss	(1,862)	(5,141)
Accumulated deficit	(320,904)	(302,832)
Total stockholders’ equity	240,257	236,861
Total liabilities and stockholders’ equity	$408,225	$386,501

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Recurring	$51,183	$41,465	$145,985	$118,361
Services and license	12,993	11,042	37,595	32,275
Total revenue	64,176	52,507	183,580	150,636
Cost of revenue:
Recurring	13,851	10,948	40,408	31,047
Services and license	11,063	9,229	31,922	25,822
Total cost of revenue	24,914	20,177	72,330	56,869
Gross profit	39,262	32,330	111,250	93,767

Operating expenses:
Sales and marketing	24,166	18,357	68,840	56,942
Research and development	8,973	8,637	27,551	23,127
General and administrative	9,641	8,894	31,363	26,445
Restructuring and other	157	80	1,129	482
Total operating expenses	42,937	35,968	128,883	106,996
Operating loss	(3,675)	(3,638)	(17,633)	(13,229)
Interest income and other income (expense)	306	(3)	642	(55)
Interest expense	(16)	(48)	(58)	(130)
Loss before provision for income taxes	(3,385)	(3,689)	(17,049)	(13,414)
Provision for income taxes	442	258	1,023	755
Net loss	$(3,827)	$(3,947)	$(18,072)	$(14,169)
Net loss per share
Basic and diluted	$(0.06)	$(0.07)	$(0.28)	$(0.25)

Weighted average shares used in computing net loss per share:
Basic and diluted	65,624	58,009	65,028	57,237

Comprehensive loss:
Net loss	$(3,827)	$(3,947)	$(18,072)	$(14,169)
Unrealized (loss) gain on available-for-sale securities	(11)	(18)	(32)	41
Foreign currency translation adjustments	1,091	(367)	3,310	(1,902)
Comprehensive loss	$(2,747)	$(4,332)	$(14,794)	$(16,030)

See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(18,072)	$(14,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	8,574	5,656
Amortization of intangible assets	6,080	4,616
Provision for doubtful accounts	994	1,227
Stock-based compensation	25,337	20,910
Excess tax benefit from stock-based compensation	—	(26)
Deferred income taxes	235	13
Loss on disposal of property and equipment	3	22
Gain on foreign currency from mark-to-market of derivatives	(88)	(1)
Amortization of premium on investments	149	132
Changes in operating assets and liabilities:
Accounts receivable	3,555	(6,037)
Prepaid and other current assets	(2,074)	(3,374)
Other non-current assets	445	118
Accounts payable	(260)	19
Accrued expenses	1,564	(225)
Accrued payroll and related expenses	(3,907)	1,473
Accrued restructuring and other expenses	131	314
Deferred revenue	7,255	10,101
Net cash provided by operating activities	29,921	20,769
Cash flows from investing activities:
Purchases of investments	(58,241)	(12,113)
Proceeds from maturities and sale of investments	20,346	12,876
Purchases of property and equipment	(11,438)	(7,091)
Purchases of intangible assets	(458)	(687)
Acquisitions, net of cash acquired	(19,068)	(11,500)
Change in restricted cash	(1,355)	—
Net cash used in investing activities	(70,214)	(18,515)
Cash flows from financing activities:
Proceeds from follow-on offering, net of issuance costs	—	87,144
Proceeds from issuance of common stock	5,945	4,082
Restricted stock units acquired to settle employee withholding liability	(13,158)	(2,705)
Excess tax benefit from stock-based compensation	—	26
Payment of consideration related to acquisitions	(100)	(510)
Net cash (used in) provided by financing activities	(7,313)	88,037
Effect of foreign currency exchange rates on cash and cash equivalents	555	(407)
Net (decrease) increase in cash and cash equivalents	(47,051)	89,884
Cash and cash equivalents at beginning of period	148,008	77,232
Cash and cash equivalents at end of period	$100,957	$167,116
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$513	$646
Cash paid for interest on line of credit	$61	$68
Non-cash investing and financing activities:
Purchases of property and equipment through accounts payable and other current and non-current accrued liabilities	$5,677	$9,392
See accompanying notes to unaudited condensed consolidated financial statements.

CALLIDUS SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Summary of Accounting Policies
All amounts included herein related to these condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016 for Callidus Software Inc., doing business as CallidusCloud ("Company"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations regarding interim financial statements.
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
Revenue Recognition
The Company generates revenue by providing software as a service ("SaaS") solutions through on-demand subscription and term licenses, related software maintenance associated with the Company's existing on-premise solution, and professional services. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Recurring Revenue. Recurring revenue, which includes SaaS revenue and maintenance revenue, is recognized ratably over the stated contractual period. SaaS revenue consists of subscription fees from customers accessing the Company's cloud-based service offerings. Maintenance revenue consists of fees from customers purchasing licenses and receiving support for such on-premise solutions. The Company also recognizes SaaS and maintenance revenue associated with customers using its products in excess of contracted usage ("Overages"). Overages are primarily attributed to SaaS products and such Overages are recorded in SaaS revenue in the period incurred. Revenue related to Overages was immaterial during the three and nine month periods ended September 30, 2017 and 2016.

Service and License Revenue. Service and license revenue primarily consists of training, integration and configuration services. Generally, the Company's professional services arrangements are billed on a time-and-materials basis. Time and material services are recognized as the services are rendered based on inputs to the project, such as billable hours incurred. For fixed-fee professional services arrangements, the Company recognizes revenue under the proportional performance method of accounting and estimates the proportional performance on a monthly basis, utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. Service and license revenue also includes revenue from perpetual licenses, which is recognized upon delivery of the product, using the residual method, assuming all the other conditions for revenue recognition have been met. Revenue related to perpetual licenses was immaterial during the three and nine month periods ended September 30, 2017 and 2016.

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

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of stock-based payments. The amendments require entities to record all tax effects related to stock-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from the stock-based payments are required to be reported as operating activities in the statement of cash flows. Further, the amendments allow entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. The Company adopted this guidance on January 1, 2017 on a prospective basis. Adoption of the new standard did not have a material impact to the Company's condensed financial statements and resulted in the recognition of excess tax benefits to the Company's income taxes rather than paid-in capital. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

Recently Issued, But Not Yet Adopted Accounting Pronouncements
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230), which requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for the Company's fiscal year beginning January 1, 2018. Restricted cash will be included as a component of cash, cash equivalents, and restricted cash on the Company's unaudited condensed consolidated statement of cash flows. The inclusion of restricted cash will increase the beginning and ending balances of the unaudited condensed consolidated statement of cash flows by $1.4 million.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for certain cash receipts and cash payments. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Entities are permitted to adopt the standard early in any interim or annual period, and a retrospective application is required. While the Company continues to assess the impact of this standard, it does not expect the adoption of this ASU will have a material impact on its unaudited condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. The updated standard is effective for the Company beginning in the first quarter of 2019. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements.

In May 2014, August 2015, April 2016 and May 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, (collectively referred to as "Topic 606"). Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes current revenue recognition guidance, including industry-specific guidance. Topic 606 also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Topic 606 will be effective for the Company starting on January 1, 2018.
The Company is on schedule in establishing new accounting policies, implementing systems and processes, and internal controls necessary to support the requirements of the new standard by the effective date. The Company has completed its preliminary assessment of the financial statement impact of Topic 606, as discussed below, and will continue to update that assessment as more information becomes available. Topic 606 will accelerate the recognition of revenue for term software licenses and, in some cases, where so-called contingent revenue (i.e., amounts allocated to delivered items are limited to amounts that are not contingent on the provision of future services) exists.

The table below details both the current and expected revenue recognition timing in the following areas:

	Current Revenue Standard	Topic 606
Customer arrangements:
Term software licenses	Ratable	Upfront
Software support services	Ratable	Ratable
Software-as-a-service	Ratable	Ratable
Contingent revenue	Defer	As delivered

The Company does expect revenue related to its professional services and cloud offerings for business enterprises, individuals and teams to be materially affected by Topic 606. Due to the complexity of the Company’s contracts, the actual revenue recognition treatment required under Topic 606 for these arrangements may be dependent on contract-specific terms and, therefore, may vary in some instances.

Also, included in the Company’s assessment of Topic 606 is the potential impact relating to the deferral of incremental commission costs of obtaining subscription contracts. Under current accounting guidance, the Company defers only direct and incremental commission costs to obtain a contract and amortized those costs over the corresponding term of the contract. Under Topic 606, the Company will defer all direct and incremental commission costs to obtain the contract. The Company will amortize these costs on a straight-line basis over the estimated period of benefit or the related contractual renewal period, depending on whether the contract is an initial or renewal contract, respectively.
The two permitted transition methods under the new standard are the full retrospective method, under which Topic 606 would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, under which the cumulative effect of applying Topic 606 would be recognized at the date of initial application. The Company currently intends to elect the modified retrospective transition approach. The Company is currently determining the financial statement impact and its disclosure requirements of Topic 606.
Except for the updated accounting standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company's unaudited condensed consolidated financial statements.

Note 2—Acquisitions
OrientDB Ltd.
On September 15, 2017, the Company acquired OrientDB Ltd. ("OrientDB"), a privately-held provider of data management platforms of Graph Data Base technology. The purchase of OrientDB enhances the Company's Direct Selling Pro solution for the multi-level marketing industry, and other applications in the Company's Lead to Money Suite. The purchase consideration was $9.1 million, which included $8.0 million paid in cash, a $1.0 million indemnity holdback to be paid one year from the date of the agreement and $0.1 million to be paid two years from the date of the agreement.
As part of the acquisition, the Company agreed to make incentive payments to specified consultants and employees for up to an aggregate of $1.9 million which will be treated as compensation expense and will be recognized over the term of the payments in 2018 and 2019.
The preliminary purchase price allocation for OrientDB is summarized as follows (in thousands):

Fair Value
Net liabilities assumed	$(1,778)
Intangible assets	7,700
Goodwill	2,739
Total purchase price, net of cash acquired	$8,661
Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair values at the date of acquisition. The fair values of the intangible assets at the date of acquisition require significant judgment, and were measured primarily based on inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurements. The Company was not able to produce reliable long-term cash flows attributable to the acquired intangible assets because the acquired technology would be a component of an integrated product to be sold after the technology integration. As such, the primary asset was valued based on a replacement cost approach. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of September 30, 2017, and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of September 30, 2017, the primary areas that are not yet finalized due to information that may become available subsequently and may result in changes in the values assigned to various assets and liabilities, include the fair values of intangible assets and deferred tax liabilities as well as assumed tax assets and liabilities.

The excess of the purchase price over the total net identifiable assets has been recorded as goodwill. Factors comprising goodwill includes the expected benefits of integrating the data management platform into the Company's Lead-to-Money solutions as well as the value of the assembled workforce. The goodwill balance is not deductible for income tax purposes. The Company did not record any in-process research and development intangible assets in connection with the OrientDB acquisition.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives, as of the date of the OrientDB acquisition (in thousands):

	Fair Value	Weighted Average Useful Life	Consolidated statements of comprehensive loss Classification: Amortization expense
Developed technology	$7,300	5 years	Cost of sales
Customer contracts and related relationships	400	4 years	Sales and marketing
Total intangible assets subject to amortization	$7,700

The financial results of OrientDB are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through September 30, 2017.

The acquisition of OrientDB did not have a material impact on the Company's unaudited condensed consolidated financial statements and, therefore, pro forma disclosures have not been presented.
Learning Heroes Ltd.
On June 2, 2017, the Company acquired Learning Heroes Ltd. ("Learning Heroes"), a privately-held company that is a provider of innovative education content. The purchase of Learning Heroes enhances the Company's learning business, and accelerates its creation of high quality, engaging and impactful learning experiences. Learning Heroes creates courses that run on any Learning Management System. The purchase consideration was $10.3 million, which included $8.8 million in cash and 1.2 million Pound Sterling indemnity holdback to be paid one year from the date of the agreement.

The preliminary purchase price allocation for Learning Heroes is summarized as follows (in thousands):

Fair Value
Net liabilities assumed	$(1,170)
Intangible assets	3,250
Goodwill	7,512
Total purchase price, net of cash acquired	$9,592
Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. The fair value of the intangible assets at the date of acquisition require significant judgment, and were measured primarily based on inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurements. The methodologies used in valuing the intangible assets include, but are not limited to, the multiple period excess earnings method for customer contracts and related relationships, and the relief-from-royalty method for education content. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of September 30, 2017, and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of September 30, 2017, the primary areas that are not yet finalized due to information that may become available subsequently and may result in changes in the values assigned to various assets and liabilities, include the fair values of intangible assets and deferred tax liabilities as well as assumed tax assets and liabilities.

The excess of the purchase price over the total net identifiable assets has been recorded as goodwill.  Factors comprising goodwill includes synergies expected from the expanded learning capabilities as well as the value of the assembled workforce.  The goodwill balance is not deductible for income tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisition.

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

The financial results of Leaning Heroes are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through September 30, 2017.

The acquisition of Learning Heroes did not have a material impact on the Company's unaudited condensed consolidated financial statements and, therefore, pro forma disclosures have not been presented.
RevSym Inc.
On May 18, 2017, the Company acquired RevSym Inc. ("RevSym"), a privately-held company focused on innovative cloud-based solutions for the management of revenue. RevSym is a cloud solution that enables companies to follow the new accounting guidance for Topic 606. The Company purchased RevSym, a cloud solution, in order to integrate with the Company's leading commissions, Configure Price Quote and Contract Lifecycle Management solutions, to enable customers to optimize their critical revenue and commissions processes to streamline compliance under Topic 606. The purchase consideration was $5.5 million, which included $3.0 million in cash and an indemnity holdback with the first payment of $1.0 million to be paid six months from the date of the agreement and the remaining balance of $1.5 million to be paid one year from the date of the agreement.

The preliminary purchase price allocation for RevSym is summarized as follows (in thousands):

Fair Value
Net assets assumed	$13
Intangible assets	1,610
Goodwill	3,796
Total purchase price, net of cash acquired	$5,419

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. The fair value of the intangible assets at the date of acquisition require significant judgment, and were measured primarily based on inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurements. The methodologies used in valuing the intangible assets include, but are not limited to, multiple period excess earnings method for developed technology, cost method for customer contracts and related relationships, and the relief-from-royalty method for trademarks, tradenames and domain names. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of June 30, 2017 and were subsequently adjusted as of September 30, 2017, as a result of updating estimates used in valuing the intangible assets. These fair values may be further adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of September 30, 2017, the primary areas that are not yet finalized, due to information that may become available subsequently and may result in changes in the values assigned to various assets and liabilities, include the fair values of intangible assets and deferred tax liabilities as well as assumed tax assets and liabilities.

The excess of the purchase price over the total net identifiable assets has been recorded as goodwill. Factors comprising goodwill include how RevSym integrates into the Company's leading commissions solutions as well as the value of the assembled workforce. The goodwill balance is deductible for U.S. income tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisition.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives, as of the date of the RevSym acquisition (in thousands):

	Fair Value	Weighted Average Useful Life	Consolidated statements of comprehensive loss Classification: Amortization expense
Developed technology	$1,400	3 years	Cost of sales
Customer contracts and related relationships	100	3 years	Sales and marketing expense
Trademarks/tradenames/ domain names	110	3 years	General and administrative
Total intangible assets subject to amortization	$1,610

The financial results of RevSym are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through September 30, 2017.

The acquisition of RevSym did not have a material impact on the Company's unaudited condensed consolidated financial statements, and therefore, pro forma disclosures have not been presented.

DataHug Ltd.
On November 7, 2016, the Company acquired DataHug Ltd. ("DataHug"), a privately-held company and provider of SaaS predictive forecasting and sales analytics. The Company's purchase of DataHug is intended to utilize its unique, patented technology to deliver predictive analysis of sales pipelines that is easy to understand and visualize. The purchase consideration was $13.0 million, which included $11.7 million paid in cash and a $1.3 million indemnity holdback to be paid one year from the date of the agreement.

The preliminary purchase price allocation for DataHug is summarized as follows (in thousands):

Fair Value
Net liabilities assumed	$(600)
Intangible assets	5,350
Goodwill	8,138
Total purchase price, net of cash acquired	$12,888

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. The fair value of the intangible assets at the date of acquisition require significant judgment, and were measured primarily based on inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurements. The methodologies used in valuing the intangible assets include, but are not limited to, the multiple period excess earnings method for developed technology, the with and without method for customer contracts and related relationships, the relief-from-royalty method for trademarks, tradenames and domain names, and the multiple period excess earnings method for order backlog. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of December 31, 2016, and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of September 30, 2017, the primary areas that are not yet finalized, due to information that may become available subsequently and may result in changes in the values assigned to various assets and liabilities, include the fair values of intangible assets and deferred tax liabilities as well as assumed tax assets and liabilities.

The excess of the purchase price over the total net identifiable assets has been recorded as goodwill. Factors comprising goodwill includes the synergies expected from the expanded service capabilities resulting from the extension of the predictive analysis of the sales pipeline to the Company's Lead to Money suite as well as the value of the assembled workforce. The goodwill balance is not deductible for income tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisition.

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

The financial results of DataHug are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through September 30, 2017.

The acquisition of DataHug did not have a material impact on the Company's unaudited condensed consolidated financial statements and, therefore, pro forma disclosures have not been presented.

Note 3—Financial Instruments
As of September 30, 2017 and December 31, 2016, all investment debt securities were classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs discussed in Note 4.
The Company classifies all highly-liquid instruments with an original maturity on the date of purchase of three months or less as cash and cash equivalents.  The Company classifies available-for-sale securities that have a maturity date longer than three months as short-term investments, including those investments with a maturity date of longer than one year that are highly liquid and which the Company does not intend to hold to maturity.
Realized gains and losses are calculated using the specific identification method. As of September 30, 2017 and December 31, 2016, the Company had no short-term investments in a material unrealized loss position.

The components of the Company’s cash, cash equivalents, and investments classified as available-for-sale were as follows at September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$57,957	$—	$—	$57,957
Cash equivalents:
Money market funds	40,351	—	—	40,351
Agency Discount	2,649	—	—	2,649
Total cash equivalents	43,000	—	—	43,000
Total cash and cash equivalents	$100,957	$—	$—	$100,957

Short-term investments:
Certificates of deposits	$12,668	$—	$—	$12,668
U.S. government and agency obligations	19,658	18	(31)	19,645
Corporate notes and obligations	43,144	24	(22)	43,146
Total short-term investments	$75,470	$42	$(53)	$75,459

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$147,680	$—	$—	$147,680
Cash equivalents:
Money market funds	328	—	—	328
Total cash equivalents	328	—	—	328
Total cash and cash equivalents	$148,008	$—	$—	$148,008

Short-term investments:
Certificate of deposits	$1,200	$—	$—	$1,200
U.S. government and agency obligations	19,351	19	(18)	19,352
Corporate notes and obligations	18,716	18	(20)	18,714
Total short-term investments	$39,267	$37	$(38)	$39,266

The market value and the amortized cost of available-for-sale debt securities by contractual maturities as of September 30, 2017 were as follows (in thousands):

Contractual maturity	Amortized Cost	Estimated Fair value
Less than 1 year	$44,970	$44,961
Between 1 and 2 years	30,500	30,498
Total	$75,470	$75,459
The Company had no realized gains or losses on sales of its investments for the three and nine months ended September 30, 2017 and 2016. The Company had $37.9 million of net purchases of investments during the nine months ended September 30, 2017 and $0.8 million net proceeds from investments during the nine months ended September 30, 2016.
The short-term investments in highly-rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities in order to assess whether any of the impairments will be considered other-than-temporary. The Company did not identify any securities held as of September 30, 2017 or as of December 31, 2016 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.
Note 4—Fair Value Measurements
Valuation of Investments
Level 1 and Level 2
The Company’s available-for-sale securities include money market funds, certificates of deposits, corporate notes and obligations, and U.S. government and agency obligations. The Company values these securities using a pricing matrix from a pricing service provider, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). The Company classifies all of its available-for-sale securities, except for money market funds, as having Level 2 inputs. The Company validates the estimated fair value of certain securities from a pricing service provider on a quarterly basis. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs, all of which have counterparties with high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data.
The Company measures financial assets and liabilities at fair value on an ongoing basis. The estimated fair value of the Company’s financial assets was determined using the following inputs at September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2017	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$40,351	$40,351	$—	$—
Agency Discount (1)	2,649	—	2,649	—
Certificates of deposit (2)	12,668	—	12,668	—
U.S. government and agency obligations (2)	19,645	—	19,645	—
Corporate notes and obligations (2)	43,146	—	43,146	—
Foreign currency derivative contracts (3)	174	—	174	$—
Total	$118,633	$40,351	$78,282	$—
Liabilities:
Foreign currency derivative contracts (4)	$86	$—	$86	$—
Total	$86	$—	$86	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$328	$328	$—	$—
Certificates of deposit (2)	1,200	—	1,200	—
U.S. government and agency obligations (2)	19,352	—	19,352	—
Corporate notes and obligations (2)	18,714	—	18,714	—
Foreign currency derivative contracts (3)	76	—	76	$—
Total	$39,670	$328	$39,342	$—
Liabilities:
Foreign currency derivative contracts (4)	$53	$—	$53	$—
Total	$53	$—	$53	$—
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

Details on outstanding foreign currency derivative contracts related primarily to receivables and payables are presented below (in thousands):

		September 30, 2017	December 31, 2016
Notional amount of foreign currency derivative contracts		$11,024	$3,850
Fair value of foreign currency derivative contracts		$11,112	$3,873

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):
		Fair Value of Derivative Instruments

	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$174	$75

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses	$86	$52
The Company accounts for the derivative instruments at fair value with changes in the fair value recorded as a component of interest income and other income (expense). During both the three and nine months ended September 30, 2017 and September 30, 2016 such changes were immaterial.
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

During the nine months ended September 30, 2017, the Company entered into various contractual obligations, long-term operating lease obligations and unconditional purchase commitments. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) and purchase commitments as of September 30, 2017 are as follows (in thousands):

	Unconditional Purchase Commitments (1)	Operating Lease Commitments (2)
Years ending:
Remainder of 2017	$11,016	$1,169
2018	15,498	5,028
2019	10,375	4,691
2020	3,008	4,731
2021	—	4,450
2022 and beyond	—	3,237
Future minimum payments	$39,897	$23,306

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

Letter of Credit
The Company obtained a $1.4 million letter of credit in October 1, 2016 for its leased space in Dublin, California. The letter of credit will expire on October 1, 2018. As of September 30, 2017, there was no balance outstanding under this letter of credit.
The letter of credit is secured by cash collateral, which is treated as restricted cash and recorded in deposits and other non-current assets on the balance sheet. Prior to the Company obtaining the cash collateral, the Company secured the letter credit with the revolver line of credit with Wells Fargo Bank that was entered into in May 2014, and was terminated during the third quarter of 2017.
Revolver Line of Credit
During the third quarter of 2017, the Company terminated its May 2014 credit agreement with Wells Fargo Bank that provided for a revolving loan in an amount not to exceed $15.0 million. The Company did not have a balance outstanding at the time of terminating this arrangement.

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
The Company incurred restructuring and other expenses of $0.2 million and $0.1 million during the three months ended September 30, 2017 and September 30, 2016, respectively, and $1.1 million and $0.5 million during the nine months ended September 30, 2017 and September 30, 2016, respectively.
The following tables set forth a summary of accrued restructuring and other expenses for the nine months ended September 30, 2017 and 2016 (in thousands):

	December 31, 2016	Additions	Adjustments	Cash Payments	September 30, 2017
Severance and termination related costs	$—	$1,038	$—	$(835)	$203
Facilities related costs	269	91	—	(181)	179
Total accrued restructuring and other expenses	$269	$1,129	$—	$(1,016)	$382

	December 31, 2015	Additions	Adjustments	Cash Payments	September 30, 2016
Facilities related costs	$17	$482	$18	$(186)	$331
Total accrued restructuring and other expenses	$17	$482	$18	$(186)	$331

Note 7—Net Loss Per Share
Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, the release of restricted stock units and purchases of shares pursuant to the Company's employee stock purchase plan ("ESPP"), to the extent these shares are dilutive. For the three and nine months ended September 30, 2017 and 2016, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted Stock Units	3,294	3,727	3,541	3,679
Stock Options	286	509	350	577
ESPP Shares	33	36	29	30
Total	3,613	4,272	3,920	4,286
The weighted average exercise price per share of stock options excluded for the three months ended September 30, 2017 and September 30, 2016 was $6.74 and $6.72, respectively, and for the nine months ended September 30, 2017 and September 30, 2016 was $6.70 and $6.71, respectively.

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

The table below sets forth a summary of stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$44	$145	$325	$433
Restricted stock units
Performance-based awards	1,101	1,352	4,292	3,801
Service-based awards	5,597	4,951	19,581	15,404
ESPP shares	404	398	1,139	1,272
Total stock-based compensation	$7,146	$6,846	$25,337	$20,910

As of September 30, 2017, there was total unrecognized compensation expense of $32.2 million, $6.5 million, and $0.9 million related to service-based awards, performance-based awards, and ESPP shares, respectively, which were expected to be recognized over weighted average periods of 1.8 years, 1.6 years, and 0.5 years, respectively. Stock options outstanding as of September 30, 2017 are fully vested, and therefore unrecognized compensation expense is nil.
The table below sets forth the functional classification of stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of recurring revenue	$447	$388	$1,282	$1,350
Cost of services and license	577	530	1,767	1,566
Sales and marketing	2,273	2,261	6,838	6,558
Research and development	1,689	1,251	5,085	3,591
General and administrative	2,160	2,416	10,365	7,845
Total stock-based compensation	$7,146	$6,846	$25,337	$20,910
Performance-based Awards
In 2017, the Company granted performance-based restricted stock units with vesting contingent on successful attainment of pre-set SaaS revenue growth and Non-GAAP operating margin targets over the three-year period from January 1, 2017 through December 31, 2019. During the three and nine months ended September 30, 2017, expense of $0.5 million and $1.3 million, respectively, net of forfeiture, was recognized.
In 2016, the Company granted performance-based restricted stock units with vesting contingent on attainment of pre-set SaaS revenue growth and pre-set recurring revenue gross margin targets over the three-year period from January 1, 2016 through December 31, 2018 and performance-based restricted stock units with vesting contingent upon the Company's relative total shareholder return over the same three-year period compared to an index of 17 SaaS companies in the Company's executive compensation peer group. During the three and nine months ended September 30, 2016, expense of $0.1 million and $0.2 million, respectively, net of forfeiture was recognized. During the three and nine months ended September 30, 2017, expense of $0.1 million and $0.3 million, respectively, net of forfeiture, was recognized.
In 2015, the Company granted performance-based restricted stock units with vesting contingent on successful attainment of pre-set SaaS revenue growth target over the three-year period from July 1, 2015 through June 30, 2018. During the three and nine months ended September 30, 2016, expense of $0.4 million and $1.2 million respectively, net of forfeiture rates was recognized. During the three and nine months ended September 30, 2017, expense of $0.6 million and $2.1 million, respectively, net of forfeiture, was recognized.
In 2014, the Company granted performance-based restricted stock units with vesting contingent on absolute SaaS revenue growth over the three-year period from January 1, 2014 through December 31, 2016, and on the Company's relative total shareholder return over the same three-year period compared to an index of 17 SaaS companies. These performance shares vested in February 2017. During the three and nine months ended September 30, 2016 expense of $0.8 million and $2.4 million, respectively, net of forfeiture rates, was recognized. During the first quarter of 2017, expense of 0.3 million, net of forfeiture was recognized. There was no expenses recorded in the second and third quarters of 2017.

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
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. No stock options were granted during the three and nine months ended September 30, 2017 and September 30, 2016.
The fair value of each ESPP share is estimated on the enrollment date of the offering period using the Black-Scholes valuation model and the assumptions noted in the following table:

Nine Months Ended September 30,
Employee Stock Purchase Plan	2017	2016
Expected life (in years)	0.50 to 1.00	0.50 to 1.00
Risk-free interest rate	1.11% to 1.24%	0.45% to 0.57%
Volatility	31.2% to 32.1%	33.2% to 43.0%
Dividend yield	None	None

Note 9—Income Taxes
Income tax expense for the three months ended September 30, 2017 and September 30, 2016 was $0.4 million and $0.3 million, respectively, and for the nine months ended September 30, 2017 and September 30, 2016 was $1.0 million and $0.8 million, respectively. For both the three and nine months ended September 30, 2017 and 2016, the income tax expense is mainly attributable to withholding taxes associated with some foreign customers and income in foreign jurisdictions subject to income tax.
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

The following table summarizes revenue for the three and nine months ended September 30, 2017 and 2016 by geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States and Canada	$52,013	$43,029	$149,490	$123,645
EMEA	7,695	5,839	20,964	16,167
Asia Pacific	3,092	2,471	9,202	7,456
Other	1,376	1,168	3,924	3,368
	$64,176	$52,507	$183,580	$150,636
As of September 30, 2017, the Company's goodwill balance was $79.9 million, of which $27.8 million was located in the U.K. and Ireland (EMEA) and the Company's intangible asset balance was $28.3 million, of which $15.6 million was located in the U.K. and Ireland (EMEA). No other individual country outside the U.S. accounted for more than 10% of the goodwill and intangible asset balances as of September 30, 2017.
During the three and nine months ended September 30, 2017 and 2016, no customer accounted for more than 10% of total revenue.
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
In 2015, Lithium entered into a three-year SaaS subscription agreement with the Company in the amount of $0.1 million per year, from which the Company recognized SaaS revenue of $34,755 and $103,197 during the three and nine months ended September 30, 2017, respectively, and $38,000 and $111,500 during the three and nine months ended September 30, 2016, respectively. In addition, the Company entered into various agreements with Lithium and recognized professional services revenue of $3,273 and $8,974 during the three and nine months ended September 30, 2017, respectively, and none and $17,325 during the three and nine months ended September 30, 2016, respectively.
In 2017, the Company purchased the final year of a three-year subscription for Lithium's Customer Community platform for $155,000, which was paid in full in August 2017. As of September 30, 2017, approximately $114,000 was included in prepaid and other current assets.
TIBCO Software Inc.
During 2016, the Company renewed an annual subscription services agreement for $0.1 million with TIBCO Software Inc. ("TIBCO"), whose chief executive officer and director is a member of the Company's Board of Directors. The original agreement had been entered into between TIBCO and ViewCentral for SaaS revenue prior to the Company's acquisition of the assets of ViewCentral, and the renewal was based on the same terms as the original agreement. In connection with this agreement, the Company recognized SaaS revenue of $30,833 and $90,828 during the three and nine months ended September 30, 2017, respectively, and none during the three and nine months ended September 30, 2016.

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

Overview
CallidusCloud® is a global leader in cloud-based sales, marketing, learning and customer experience solutions. CallidusCloud enables our customers to sell more, faster with its Lead to Money suite of solutions that, among other things, identifies leads, trains personnel, implements territory and quota plans, enables sales forces, automates configuration pricing and quoting, manages contracts, streamlines sales compensation, captures customer feedback and provides rich predictive analytics for competitive advantage. Over 5,800 organizations across a broad set of industries rely on CallidusCloud to help optimize their Lead to Money process, train their personnel and close more deals, faster.

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

We provide a suite of Lead to Money solutions on a Software-as-a-Service ("SaaS") basis and generate revenue from subscriptions, services and to a much lesser degree, term licenses. Our SaaS customers typically purchase annual subscriptions, and some enter into multi-year subscription commitments. We are experiencing a decline in maintenance fee revenue primarily due to conversion of existing on-premise customers to our cloud-based commissions solution. In addition, we anticipate maintenance fee revenue to continue to decline through 2017 as we have stopped providing maintenance and support on any remaining on-premise customers who are planning to move to the SaaS solution We have discontinued upgrading our on-premise software commissions products.

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

We believe that factors influencing our ability to succeed in our business strategy include: our prospective customers’ willingness to migrate to enterprise cloud computing solutions; the performance and security of our solutions; our ability to develop new and improved features that are in demand by our customers; our ability to successfully integrate acquired businesses and technologies; successful customer implementation and utilization of our solutions; our ability to penetrate markets where we have few customers; location and timing of new data centers; our ability to attract new personnel and retain and motivate current personnel and our ability to retain along with cross-selling and up-selling to our customer base.
Customer Expansions and Revenue Growth
For the three months ended September 30, 2017, we added approximately 100 net new customers, for a total of over 5,800 customers as of the end of period.

For the three months ended September 30, 2017, SaaS revenue was $50.7 million, representing an increase of $12.0 million, or 31% compared to the same period in 2016. Total recurring revenue, which includes SaaS revenue and maintenance revenue, increased by $9.7 million or 23% compared to the same period in 2016 as a result of higher SaaS revenue. Total revenue was $64.2 million an increase of $11.7 million or 22% compared to the same period in 2016. Recurring revenue gross profit was 73% and 74% for the three months ended September 30, 2017 and September 30, 2016, respectively. Overall gross profit was 61% and 62% for the three months ended September 30, 2017 and September 30, 2016, respectively.

SaaS revenue continued to drive the increases in both recurring revenue and total revenue, reflecting continued market acceptance of our Lead to Money solutions. We have discontinued selling on-premise software of our commissions product, sales of which included license fees and on-going maintenance fees paid for support and upgrades during the life of the product. We will no longer realize license fee revenue. We are experiencing a decline in maintenance fee revenue due to conversion of existing customers to our cloud-based commissions product.
Acquisitions
On September 15, 2017, the Company acquired OrientDB Ltd. ("OrientDB"), a privately-held provider of data management platforms of Graph Data Base technology. The purchase of OrientDB enhances the Company's Direct Selling Pro solution for the multi-level marketing industry, and other applications in the Company's Lead to Money Suite. The purchase consideration was $9.1 million, which included $8.0 million paid in cash, a $1.0 million indemnity holdback to be paid one year from the date of the agreement and $0.1 million to be paid two years from the date of the agreement.

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
We believe that the assumptions, judgments and estimates involved in accounting for revenue recognition, stock-based compensation, valuation of acquired intangible assets, goodwill impairment, long-lived assets impairment, contingent consideration and income taxes have the greatest potential impact on our unaudited condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules that require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from our actual results. There were no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2017 compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Pronouncements
Please refer to Note 1 of our notes to unaudited condensed consolidated financial statements for information regarding the effect of recently issued accounting pronouncements on our financial statements.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2017 and 2016
Revenue, Cost of Revenue and Gross Profit
The following table sets forth the changes in revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2017, compared to the same periods in 2016 (in thousands, except for percentage data):

	Three Months Ended September 30, 2017	Percentage of Revenue	Three Months Ended September 30, 2016	Percentage of Revenue	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$51,183	80%	$41,465	79%	$9,718	23%
Services and license	12,993	20%	11,042	21%	1,951	18%
Total revenue	$64,176	100%	$52,507	100%	$11,669	22%

Cost of revenue:
Recurring	$13,851	27%	$10,948	26%	$2,903	27%
Services and license	11,063	85%	9,229	84%	1,834	20%
Total cost of revenue	$24,914	39%	$20,177	38%	$4,737	23%

Gross profit:
Recurring	$37,332	73%	$30,517	74%	$6,815	22%
Services and license	1,930	15%	1,813	16%	117	6%
Total gross profit	$39,262	61%	$32,330	62%	$6,932	21%

	Nine Months Ended September 30, 2017	Percentage of Revenue	Nine Months Ended September 30, 2016	Percentage of Revenue	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$145,985	80%	$118,361	79%	$27,624	23%
Services and license	37,595	20%	32,275	21%	5,320	16%
Total revenue	$183,580	100%	$150,636	100%	$32,944	22%

Cost of revenue:
Recurring	$40,408	28%	$31,047	26%	$9,361	30%
Services and license	31,922	85%	25,822	80%	6,100	24%
Total cost of revenue	$72,330	39%	$56,869	38%	$15,461	27%

Gross profit:
Recurring	$105,577	72%	$87,314	74%	$18,263	21%
Services and license	5,673	15%	6,453	20%	(780)	(12)%
Total gross profit	$111,250	61%	$93,767	62%	$17,483	19%
Revenue
Total Revenue.  The increases in total revenue for the three and nine months ended September 30, 2017 compared to the same periods in 2016 were due to continued SaaS revenue growth and associated services growth. In general, increased revenues from period to period primarily reflect volume-driven increases in revenue from new business, which includes new customers, upgrades and additional subscriptions from existing customers.
Recurring Revenue.  Recurring revenue consists of SaaS revenue and maintenance revenue. For the three months ended September 30, 2017, SaaS revenue increased by $12.0 million or 31%, from the same period in 2016. This increase was offset in part by a decrease in maintenance revenue of $2.3 million. For the nine months ended September 30, 2017, SaaS revenue increased by $34.2 million, or 31%. This increase was offset in part by a decrease in maintenance revenue of $6.6 million. The increases in SaaS revenues were primarily due to net new bookings related to new customers, along with cross-sell and up-sell into our current customer base, which resulted from our sales force investment in response to our position as a market leader in the Sales Performance Management suite. The decrease in maintenance revenue was due to the conversion of existing customers to our cloud-based commissions product.
Services and License Revenue.  Services and license revenue consists of integration and configuration services ("consulting services"), training and perpetual licenses. Services revenue increased by $1.9 million for the three months ended September 30, 2017 compared to the same period in 2016, and by $5.5 million for the nine months ended September 30, 2017 compared to the same period in 2016, partially offset by a decrease in license revenue of $0.2 million. The increases in services revenue are associated with increased sales of our SaaS offerings. During the three and nine months ended September 30, 2017, license revenue was immaterial because we stopped selling on-premise products in early 2016.
Cost of Revenue and Gross Profit
Cost of Recurring Revenue.  The increase in cost of recurring revenue for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to a $1.8 million increase in depreciation, maintenance, equipment and other related expenses because we invested in state of the art data centers and a $1.1 million increase in personnel related costs. The increase in cost of recurring revenue for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to a $5.7 million increase in depreciation, maintenance, equipment and other related expenses because we invested in state of the art data centers, and a $3.7 million increase in personnel related costs.
Cost of Services and License Revenue.  The increase in cost of services and license revenue during the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to $1.3 million increase in personnel related costs and $0.5 million increase in outside consultants to increase service capacity to support increases in revenue. The increase in cost of services during the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to $4.5 million increase in personnel related costs and $1.6 million increase in costs of outside consultants to increase service capacity to support increases in revenue.
Recurring Revenue Gross Profit. The increase in recurring revenue gross profit for the three months ended September 30, 2017, compared to the same period in 2016, reflects increased SaaS revenue of $12.0 million due to net new bookings growth. This increase was partially offset by a decrease of $2.3 million in maintenance revenue, and a $1.8 million increase in depreciation and maintenance, equipment and other related expenses, as a result of our investment in data center costs and a $1.1 million increase in personnel related costs. The increase in recurring revenue gross profit for the nine months ended September 30, 2017, compared to the same period in 2016, reflects increased SaaS revenue of $34.2 million. This increase was partially offset by a decrease of $6.6 million in maintenance revenue due to the conversion of existing customers to our cloud-based commissions product, a $5.7 million increase in depreciation, maintenance, equipment and other related expenses because we invested in state of the art data centers and a $3.7 million increase in personnel related costs.
Services and License Revenue Gross Profit. The increase in services and license revenue gross profit for the three months ended September 30, 2017, compared to the same period in 2016, was attributable to an increase of $1.9 million in service revenues partially offset by increases of $1.3 million in personnel related costs and $0.5 million in outside consulting costs. The higher revenue was primarily due to increased SaaS offerings in 2017 and the increase in services expense was due to our investments in personnel and consulting costs to increase this service capacity. The decrease in services and license revenue gross profit for the nine months ended September 30, 2017, compared to the same period in 2016, was attributable to increases of $4.5 million in personnel related costs and $1.6 million in outside consultants to increase service capacity to support revenue increases as well as a decrease of $0.2 million in license revenue, partially offset by an increase of $5.5 million in services revenue.

Operating Expenses
The following table outlines the changes in operating expenses for the three and nine months ended September 30, 2017, compared to the same periods in 2016 (in thousands, except percentage data):

	Three Months Ended September 30, 2017	Percentage of Total Revenue	Three Months Ended September 30, 2016	Percentage of Total Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$24,166	38%	$18,357	35%	$5,809	32%
Research and development	8,973	14%	8,637	16%	336	4%
General and administrative	9,641	15%	8,894	17%	747	8%
Restructuring and other expenses	157	—%	80	—%	77	96%
Total operating expenses	$42,937	67%	$35,968	69%	$6,969	19%

	Nine Months Ended September 30, 2017	Percentage of Total Revenue	Nine Months Ended September 30, 2016	Percentage of Total Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$68,840	37%	$56,942	38%	$11,898	21%
Research and development	27,551	15%	23,127	15%	4,424	19%
General and administrative	31,363	17%	26,445	18%	4,918	19%
Restructuring and other expenses	1,129	1%	482	—%	647	134%
Total operating expenses	$128,883	70%	$106,996	71%	$21,887	20%
Sales and Marketing.  The increase in sales and marketing expenses for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to an increase in sales headcount and capacity, resulting in a $1.4 million increase in personnel related costs, as well as $2.4 million increase in marketing events because our C3 user conference moved to the third quarter in 2017 from the second quarter in 2016 and a $2.0 million increase in commissions. The increase in sales and marketing expenses for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to an increase of $6.2 million in personnel related costs, which includes an increase of $0.3 million in stock-based compensation expense, an increase of $4.7 million in commissions and $1.0 million in marketing events for our C3 and other user conferences and an expanded advertising campaign.
Research and Development.  The increase in research and development expenses for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to $0.2 million increase in personnel related expenses and an increase of $0.1 million of depreciation and maintenance costs. The increase in research and development expenses for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to $4.1 million increase in personnel related costs, which includes an increase of $1.5 million in stock-based compensation expense and an increase of $0.3 million in depreciation and maintenance costs.
General and Administrative.  The increase in general and administrative expenses for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to a $0.2 million increase in personnel related costs and $0.5 million of outside consulting costs. The increase in general and administration expenses for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to $4.6 million increase in personnel related costs, which includes increases of $2.5 million in stock-based compensation expense and $0.3 million of outside consulting costs. The increase in stock-based compensation expense primarily relates to costs associated with the retirement of our former Chief Financial Officer ("CFO") on June 30, 2017.
Restructuring and Other.  Restructuring and other expenses for the three and nine months ended September 30, 2017 was primarily related to severance costs for the elimination of positions at our headquarters and our India and Serbia offices, and the relocation of our United Kingdom office. For the same periods in 2016, we incurred relocation costs at our Birmingham, Alabama office.

Stock-based Compensation
The following table sets forth a summary of our stock-based compensation expenses for the three and nine months ended September 30, 2017, compared to the same period in 2016 (in thousands, except percentage data):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenue	$447	$388	$59	15%
Cost of services revenue	577	530	47	9%
Sales and marketing	2,273	2,261	12	1%
Research and development	1,689	1,251	438	35%
General and administrative	2,160	2,416	(256)	(11)%
Total stock-based compensation	$7,146	$6,846	$300	4%

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Increase (Decrease)	Percentage Change
Stock-based compensation:
Cost of recurring revenue	$1,282	$1,350	$(68)	(5)%
Cost of services revenue	1,767	1,566	201	13%
Sales and marketing	6,838	6,558	280	4%
Research and development	5,085	3,591	1,494	42%
General and administrative	10,365	7,845	2,520	32%
Total stock-based compensation	$25,337	$20,910	$4,427	21%
The increase for the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily due to the timing of restricted stock and performance share unit grants, an increased stock price, and increased employee stock purchase plan participation. In addition, the increase in stock-based compensation expense charged to general and administrative for the nine months ended September 30, 2017 includes stock-based compensation expenses associated with the retirement of our former CFO on June 30, 2017.
Other Items
The following table sets forth changes in other items for the three and nine months ended September 30, 2017, compared to the same periods in 2016 (in thousands, except percentage data):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Increase (Decrease)	Percentage Change
Other income (expense)
Interest income and other income (expense)	$306	$(3)	$309	nm
Interest expense	(16)	(48)	32	nm
	$290	$(51)	$341	nm
Provision for income taxes	$442	$258	$184	71%

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Increase (Decrease)	Percentage Change
Other income (expense)
Interest income and other income (expense)	$642	$(55)	$697	nm
Interest expense	(58)	(130)	72	nm
	$584	$(185)	$769	nm
Provision for income taxes	$1,023	$755	$268	35%
note: the percentage change for Other income (expense) is not meaningful.

Interest Income and Other Income (Expense)
Interest income and other expenses which includes foreign currency gains and losses, increased during the three months ended September 30, 2017 compared to the same period in 2016 because of higher interest income of $0.2 million earned on higher investment balances, and a rise in interest rates. In addition, the change in foreign currency resulted in an increase of $0.1 million. Interest income and other expense increased during the nine months ended September 30, 2017 compared to the same period in 2016 because of higher interest income of $0.5 million earned on higher investment balances, and a rise in interest rates. In addition, the change in foreign currency for the nine months ended September 30, 2017 was immaterial compared to a loss of $0.2 million for the nine months ended September 30, 2016.
Interest Expense
Interest expense for the three and nine months ended September 30, 2017 was similar to interest expense for the same periods in 2016. During the third quarter of 2017, the credit agreement with Wells Fargo Bank that was entered into in May 2014 was terminated.
Provision for Income Taxes
Income tax expense for the three months ended September 30, 2017 and September 30, 2016 was $0.4 million and $0.3 million, respectively and for the nine months ended September 30, 2017 and September 30, 2016 was $1.0 million and $0.8 million, respectively. For both the three and nine months ended September 30, 2017 and 2016, the income tax expense was mainly attributable to withholding taxes associated with some foreign customers and income in foreign jurisdictions subject to income tax.
In addition, at the beginning of 2017, we adopted FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital.  Given our current valuation allowance position in the United States jurisdiction, the adoption of this guidance did not have a material impact on its unaudited condensed consolidated financial statements.

Liquidity and Capital Resources
As of September 30, 2017, our principal sources of liquidity were cash and cash equivalents and short-term investments of $176.4 million and accounts receivable of $51.7 million, compared to $187.3 million and $55.5 million at December 31, 2016, respectively.
During the third quarter of 2017, the Company terminated its May 2014 credit agreement with Wells Fargo Bank that provided for a revolving loan in an amount not to exceed $15.0 million. The Company did not have a balance outstanding at the time of terminating this arrangement.
The following table summarizes, for the periods indicated, selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$29,921	$20,769
Net cash used in investing activities	$(70,214)	$(18,515)
Net cash (used in) provided by financing activities	$(7,313)	$88,037

Cash Flows During the Nine Months Ended September 30, 2017
Net cash provided by operating activities was $29.9 million for the nine months ended September 30, 2017 compared to $20.8 million net cash provided in the nine months ended September 30, 2016. During the nine months ended September 30, 2017, net loss was $18.1 million, which included $25.3 million in stock-based compensation and $14.7 million in depreciation and amortization expense. Changes in operating assets and liabilities provided $6.7 million in cash during the first nine months of 2017, primarily driven by an increase in deferred revenue of $7.3 million, an increase in accounts payable and other accrued liabilities of $1.4 million and a decrease in accounts receivable of $3.6 million partially offset by a decrease in accrued payroll and related expenses of $3.9 million and an increase in prepaid and other assets of $1.6 million.
Net cash used in investing activities was $70.2 million during the nine months ended September 30, 2017, compared to $18.5 million cash used in the nine months ended September 30, 2016. During the nine months ended September 30, 2017, net cash used in investing activities included $37.9 million used for net purchases of short-term investments, $19.1 million used for the acquisitions of OrientDB Ltd., Learning Heroes Ltd. and RevSym Inc. as well as a payroll tax payment related to the DataHug Ltd acquisition, $11.4 million used for purchases of software and other equipment for our data center investments, $1.4 million used for restricted cash and $0.5 million for purchases of intangibles.
Net cash used in financing activities was $7.3 million during the nine months ended September 30, 2017, compared to $88.0 million of cash provided during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the net cash used in financing activities was primarily due to $13.2 million for the repurchase of performance-based and restricted stock units from employees for payment of taxes on vesting of the performance-based and restricted stock units and a $0.1 million stakeholder fund payment related to our BridgeFront acquisition, partially offset by $5.9 million of proceeds from the issuance of common stock. The net cash provided by financing activities in the nine months ended September 2016 was higher than the same period in 2017 primarily due the follow-on offering in which we issued 5.1 million of our common stock at a public offering price of $18.25 per share that closed in September 2016 and which generated cash of $87.1 million, net of issuance costs.
Non-GAAP Financial Information
We believe SaaS billings and normalized SaaS billings are useful information to investors and others as a leading indicator in understanding and evaluating operating results. We believe that normalized SaaS billings provide valuable insight into the sales of our solutions and the performance of our business. We do not consider normalized SaaS billings as a substitute for revenue recognition or revenue measurement. We define SaaS billings, normalized SaaS billings and trailing twelve months as follows:

•	SaaS billings is calculated as SaaS revenue plus the change in SaaS deferred revenue in a period.

•
Normalized SaaS billings is calculated as SaaS revenue plus the change in SaaS deferred revenue, reduced for the remaining deferred revenue acquired during the period, plus or minus effect of multiple year SaaS billings in that period.

•
Trailing twelve months is calculated as the last four quarters of revenue and the change in SaaS deferred revenue during the last four quarters, the change in SaaS multi-year billings or the change in the remaining SaaS deferred revenue from acquisitions during the last four quarters.

The following table provides a reconciliation between SaaS revenue, the most directly comparable GAAP financial measure and billings (in thousands, except for percentage data):

	Three Months Ended September 30,		Trailing Twelve Months Ended September 30,
	2017	2016	2017	2016
SaaS Billings
SaaS revenue	$50,741	$38,723	$185,745	$142,050
Add back:
Increase in SaaS deferred revenue	3,755	6,503	20,331	18,104
SaaS billings	$54,496	$45,226	$206,076	$160,154
SaaS billings growth rate	20%		29%

Normalized Billings
SaaS billings	$54,496	$45,226	$206,076	$160,154
Multi-year billings	1,893	(1,181)	4,234	2,341
Remaining deferred revenue from acquisitions	(459)	—	(897)	(1,342)
Normalized SaaS billings	$55,930	$44,045	$209,413	$161,153
Normalized SaaS billings growth rate	27%		30%

The following table provides a reconciliation of GAAP recurring revenue to GAAP SaaS revenue (in thousands):

	Three Months Ended September 30,		Trailing Twelve Months Ended September 30,
	2017	2016	2017	2016
Recurring Revenue
SaaS revenue	$50,741	$38,723	$185,745	142,050
Maintenance revenue	443	2,742	4,467	12,315
Recurring Revenue	$51,184	$41,465	$190,212	154,365
The following table outlines the reconciliation of total deferred revenue as included in the unaudited condensed consolidated balance sheets to SaaS deferred revenue. In addition, the table outlines the reconciliation of the change in SaaS deferred revenue to normalized deferred revenue (in thousands):

	GAAP Measure			Non-GAAP Measure
	Total deferred revenue	Deferred revenue other	SaaS deferred revenue	SaaS multi-year billings	Remaining SaaS deferred revenue from acquisitions
Three months
September 30, 2017	$111,509	$3,574	$107,935
June 30, 2017	107,534	3,354	104,180
Change	$3,975	$220	$3,755	$1,893	$(459)
September 30, 2016	$92,998	$5,393	$87,605
June 30, 2016	88,942	7,840	81,102
Change	$4,056	$(2,447)	$6,503	$(1,181)	$—
Trailing twelve months
September 30, 2017	111,509	3,574	$107,935
September 30, 2016	92,998	5,394	87,604
Change	18,511	(1,820)	$20,331	$4,234	$(897)
September 30, 2016	92,998	5,393	$87,605
September 30, 2015	77,270	7,769	69,501
Change	15,728	(2,376)	$18,104	$2,341	$(1,342)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three and nine months ended September 30, 2017, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a more complete discussion on the market risks we encounter.
Item 4. Controls and Procedures
Evaluation of Disclosures Controls and Procedures
Our Chief Executive Officer ("CEO") and our CFO, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) or 15d-15(e)) as of September 30, 2017, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures.
Changes in Internal Control Over Financial Reporting
In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our CEO and CFO did not identify any changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we can detect all control issues and instances of fraud within the Company, if any.

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

We incurred net losses of $18.1 million during the nine months ended September 30, 2017, $19.0 million in 2016, $13.1 million in 2015 and $11.6 million in 2014. We had an accumulated deficit of $320.9 million as of September 30, 2017. We intend to continue to invest in our business, including with respect to our employee base, sales and marketing, new product development, and improvement of existing products, services and features. Therefore, to achieve profitability, we must increase our revenue, particularly our recurring revenue, by entering into more and larger sales transactions while limiting customer churn, and by managing our cost structure in line with our revenue. If we fail to do so, our future results and financial condition will be adversely affected, and we may be unable to continue operating.

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

•	technical difficulties, errors or service interruptions in our solutions that may cause customer dissatisfaction with our solutions;

•	consolidation among our customers, which may alter their buying patterns, or business failures that may reduce demand for our solutions;

•	operating expenses associated with expansion of our sales force or business and our product development efforts;

•	cost, timing and management efforts related to the introduction of new features to our solutions;

•	our ability to obtain, maintain and protect our intellectual property rights and adequately safeguard the information imported into our solutions or otherwise provided to us by our customers;

•	reduced engagement or acceptance of our solutions as part of changes that may be implemented in connection with the new General Data Protection Regulation ("GDPR").

•	changes in the regulatory environment, including with respect to security, or privacy laws and regulations, or their enforcement; and

•	extraordinary expenses such as impairment charges, litigation or other payments related to settlement of disputes.

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

We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly in future periods. For example, from December 31, 2016 through September 30, 2017, our employee headcount increased from approximately 1,100 to approximately 1,200 employees, and our number of customers increased from over 5,200 to over 5,800. We anticipate that we will continue to significantly expand our operations and headcount in the near term, and that our customer base will continue to expand. The growth and expansion of our business and our product and service offerings place a significant strain on our management, operations, sales and marketing, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our sales and marketing teams and our ability to manage headcount, capital and business processes in an efficient manner.

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

Our customers have no obligation to renew their SaaS subscriptions or maintenance support arrangements after the expiration of the subscription or maintenance period, which is typically 12 to 36 months. Customers may elect not to renew, or may renew for fewer seat licenses or shorter contract terms for a number of reasons, including a change in corporate priorities or personnel. In addition, we offer a pay-as-you-go model, whereby customers can pay for our SaaS services on a monthly basis without a long-term commitment, which may unexpectedly increase the rate of customer non-renewals and thus negatively and unpredictably affect our recurring revenue. If our customer renewal rates decline, which may occur as a result of many factors, including reduced budgets, insourcing decisions or dissatisfaction with our service, our revenue will be adversely affected, and our business will suffer.

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

We experience intense competition from other software and cloud companies, as well as from customers' internal development teams.

We compete principally with vendors of sales effectiveness software, incentive compensation management software, enterprise resource planning software, customer relationship management software, and learning management system solutions. Our competitors may be more successful than we are in capturing the market by, for example, announcing new products, services or enhancements that better meet the needs of prospective customers or our current customers or changing industry standards. In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Increased competition may cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

Many of our competitors, particularly our enterprise resource planning competitors, have longer operating histories with significantly greater financial, technical, marketing, service and other resources. Many of our competitors also have a larger installed base of users, larger marketing budgets, broader relationships, established distribution agreements, and greater name recognition. Some of our competitors' products may also be more effective at performing particular functions than our solutions or may be more customizable for particular customer needs in any given market. Even if our competitors provide products with less functionality than our solutions, their products may incorporate other functions, such as recording and accounting for transactions, customer orders or inventory management. A product that performs these functions, along with the functions of our solutions, may appeal to some customers by reducing the number of software applications they use in their business. Our competitors, especially larger competitors, may also bundle certain functionalities with their other offerings, rendering our software unnecessary or less competitive from a pricing perspective.

Our products generally must be integrated with software provided by existing or potential competitors. These competitors could alter their software in ways that inhibit integration with ours, or they could deny or delay our access to advance software releases, which would restrict or delay our ability to adapt our products for integration with their new releases and could result in the loss of both sales opportunities and renewals of our products.

Some potential customers have already made substantial investments in third-party solutions or internally-developed solutions designed to provide functionality similar to our solutions. These companies may be reluctant to abandon such investments in favor of our solutions. In addition, information technology departments of some potential customers may resist purchasing our solutions for a variety of reasons, including concerns that cloud solutions are not sufficiently customizable for their needs or that they pose data security concerns for their enterprises.

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

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP"). These principles are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC"), and various other bodies formed to interpret and create appropriate accounting principles and guidance.  The FASB is currently working with the International Accounting Standards Board ("IASB") to converge accounting principles, and facilitate more comparable financial reporting, between companies that are required to follow GAAP and those that are required to follow international financial reporting standards. In connection with that initiative, the FASB has issued new accounting standards for revenue recognition and accounting for leases, which we discuss in Note 1, of our notes to unaudited condensed consolidated financial statements under the heading “Recently Issued Accounting Pronouncements.” These and other such standards could cause us to adopt new accounting principles, which could significantly impact our reported financial results or cause volatility of those financial results. In addition, we may need to change our customer and vendor contracts, financial accounting systems and other internal processes. The cost and effects of these changes could adversely affect our consolidated results of operations.

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

Moreover, many of our customers are subject to heightened security obligations and standards regarding the personally identifiable information of their downstream customers. In the United States, these heightened obligations and standards particularly affect the financial services, healthcare and insurance sectors, which are subject to controls over personal information under various state and federal laws and regulations. Other directives, such as the new General Data Protection Regulation and the European Union Directive on Data Protection and accompanying laws and regulations of the Member States of the European Union implementing the directives, create international obligations on the protection of personal data that typically exceed security requirements mandated in the United States. Implementation of security measures to satisfy customer and regulatory requirements may be substantial and costly. In addition, the GDPR includes significant penalties for non-compliance.

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

If we do not adequately safeguard the information that customers import into our solutions or otherwise provide to us, or if third parties penetrate our solutions or data centers and misappropriate customers' confidential information, our reputation may be damaged, resulting in a loss of confidence in our solutions, negatively impacting our brand and future sales, and we may be sued and incur substantial damages. Even if it is determined that our security measures were adequate, the damage to our reputation may cause customers and potential customers to reconsider the use of our solutions, which may have a material adverse effect on our results of operations.

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

Legal and regulatory frameworks for data protection and privacy issues are evolving worldwide, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices. We expect federal, state and foreign governments to continue to expand data protection and privacy regulation and we expect more public scrutiny, enforcement and sanctions in this area. In addition, foreign court judgments and regulatory actions may affect our ability to transfer, process and receive data transnationally, including data that is critical to our operations or core to the functionality of our solutions. New laws, regulations, judgments or actions may relate to the solicitation, collection, processing, use and disclosure of personal information, including cross-border transfers of personal information, in a way that could affect demand for our solutions or cause us to change our platform or business model and increase our costs of doing business.

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

As part of our business strategy, we evaluate opportunities to expand and enhance our product and service offerings to meet customer needs, increase our market opportunities and grow revenue through internal development efforts and external acquisitions and partnerships. We have completed a number of acquisitions in recent years and we may continue to acquire or make investments in other companies, products, services and technologies in the future. Acquisitions and investments may cause disruptions in, or add complexity to, our operations and involve a number of risks, including the following:

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

These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows. Furthermore, during periods of operational expansion, we often need to increase the size of our staff, our related operations and third-party partnerships, and potentially amplify our financial and accounting controls to ensure they remain effective. Such changes may increase our expenses, and there is no assurance that our infrastructure will be sufficiently scalable to efficiently manage any growth that we may experience. If we are unable to leverage our operating cost investments as a percentage of revenue, our ability to generate or increase profits will be adversely impacted. In addition, from time to time, we may enter into negotiations for acquisitions and other investments that are not ultimately consummated, which could result in significant expense and diversion of management attention.

Some of our products rely on third-party software licenses to operate, and the loss of or inability to maintain these licenses, or errors, discontinuations or updates to that third-party software, could result in higher costs, delayed sales, customer claims or termination of existing agreements.

We license technology and content from several software providers for our products, and we anticipate continuing to license technologies and content from these or other providers in connection with our current and future products. We also rely on generally available third-party software to run our applications. Any of these software applications may cease to be available on commercially reasonable terms, if at all, or new versions may be released that are incompatible with our offerings. Some of the products could be difficult to replace, and developing or integrating new software with our products could require months or years of design and engineering work. Modification or loss of access to any of these technologies could result in delays in providing our products until equivalent technology or content is developed or, if available, is identified, licensed and integrated. Acquisitions of third-party technologies or content by other companies, including our competitors, may have a material adverse impact on us if the acquirer seeks to cancel or change the terms, including pricing terms, of our license.

In addition, we depend upon the successful operation of third-party products in conjunction with our products or services. As a result, undetected errors in those third-party products could prevent the implementation, or impair the functionality of, our products, delay new product introductions, limit the availability of our products via our on-demand service and harm our reputation. Our use of additional or alternative third-party products could result in new or higher royalty payments by us if we are required to enter into license agreements for such products.

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

Our success depends to a significant extent on the abilities and effectiveness of our personnel, and, in particular, our chief executive officer and other executive officers. All of our existing personnel, including our executive officers, are employed on an "at-will" basis. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, or if we do not have an effective succession or development plan in place for such individuals, our ability to successfully implement our business plan could be impaired. Likewise, if a number of employees from specific departments were to depart, our business may be adversely affected. If we are unable to quickly identify, hire, develop and retain qualified replacements for our executives, other key positions or employees within specific departments, our ability to execute our business plan and continue to maintain and grow our business could be harmed. Competition for highly-skilled personnel is intense in the San Francisco Bay Area where our headquarters are located, so we may need to invest heavily to attract and retain new personnel, and we may never realize returns on those investments. Even if we can quickly hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

If we are unable to hire and retain qualified employees and contractors, including sales, professional services and engineering personnel, our growth may be impaired.

To scale our business successfully, increase productivity, maintain a high level of quality and meet customers' needs, we need to recruit, retain and motivate highly-skilled employees and contractors in all areas of our business, including sales, professional services and engineering. In particular, if we are unable to hire and retain talented personnel with the skills, and in the locations, we require, we might need to redeploy existing personnel or increase our reliance on contractors. Furthermore, we have increased and intend to continue to increase our sales force and, if we are not successful in attracting and retaining qualified personnel, or if new sales personnel are unable to achieve desired productivity levels within a reasonable time period, we may not be able to increase our revenue and realize the anticipated benefits of these investments.

As our customer base increases and as we continue to evaluate and modify our organizational structure to increase efficiency, we are likely to experience staffing constraints in connection with the deployment of trained and experienced professional services and support resources capable of implementing, configuring, maintaining and supporting our products and related services. Moreover, as a company focused on the development of complex products and the provision of online services, we are often in need of additional software developers and engineers. We have relied on our ability to grant equity compensation as one mechanism for recruiting, retaining and motivating such highly-skilled personnel. Our ability to provide equity compensation depends, in part, upon receiving stockholder approval for an increase in shares authorized for issuance pursuant to our equity compensation plan. If we are not able to secure such approval from our stockholders, our ability to recruit, retain and motivate our personnel may be adversely impacted, which would negatively impact our operating results.

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

We currently use open source software in our products and may use more in the future. We could be subject to suits by parties claiming ownership of what we believe to be open source software that has been incorporated into our products. In addition, some open source software is provided under licenses that require that proprietary software, when combined in specific ways with open source software, become subject to the open source license and thus freely available. While we take steps to minimize the risk that our products, when incorporated with open source software, would become subject to such provisions, few courts have interpreted open source licenses. As a result, the enforcement of these licenses is unclear. If certain of our products became subject to open source licenses, our ability to continue commercializing such solutions, along with our operating results, would be materially and adversely affected.

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

We continue to invest substantial time and resources to grow our international operations. If we fail to do so successfully, our business and operating results could be seriously harmed. Such expansion may require substantial financial resources and management attention. International operations involve a variety of risks, particularly:

•	greater difficulty in supporting and localizing our solutions;

•	complying with numerous regulatory requirements, taxes, trade and export laws and tariffs that may conflict or change unexpectedly, including labor, tax, privacy and data protection;

•	using international resellers and complying with anti-bribery and anti-corruption laws;

•	greater difficulty in establishing, staffing and managing foreign operations;

•	greater difficulty in maintaining acceptable quality standards in support, product development and professional services by our international third-party service providers;

•	differing abilities to protect our intellectual property rights; and

•	possible political and economic instability, as well as natural and environmental disasters, and terrorist activities.

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

Our services revenue, which includes fees for consulting, implementation and training, represented 21% of our revenue in 2016 and 20% of our revenue during the nine months ended September 30, 2017. Our services revenue has a substantially lower gross margin than our recurring revenue.

The percentage of total revenue represented by services revenue has varied significantly from period to period principally because the number of new recurring revenue customer transactions varies from quarter to quarter. If the proportional relationship between our services revenue and recurring revenue varies in the future, it may harm our overall gross margin.

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
Future assessments by any rating agency of our creditworthiness could negatively affect the value of both our debt and equity securities and increase the interest amounts we pay on outstanding or future debt and the associated interest expense. These risks could adversely affect our financial condition and results.
If existing on-premise license customers fail to migrate or delay migration to our on-demand solution, our revenue may be harmed.

We continue to promote our on-demand product offerings to existing customers who currently have on-premise perpetual and term licenses. Customers with on-premise licenses may need to migrate to our on-demand solutions to take full advantage of the features and functionality in those solutions. For example, in April 2016, we stopped offering perpetual licenses for our commissions product and we anticipate that we will stop providing maintenance and support for any remaining on-premise customer at the end of 2017. A migration is likely to involve additional cost, which our customers may delay or decline to incur. If a sufficient number of customers do not migrate to our on-demand product offerings, our continued maintenance support opportunities and our ability to sell additional products to these customers, and as a result, our revenue and operating income, may be harmed.

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
Item 6. Exhibits

Please refer to the Exhibit Index in the following page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX TO
CALLIDUS SOFTWARE INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLIDUS SOFTWARE INC.

Date:	November 9, 2017	By:	/s/ ROXANNE OULMAN
Roxanne Oulman
Executive Vice President, Chief Financial Officer
(duly authorized officer)