Form 10-K
period 2017-12-31
CALLIDUS SOFTWARE INC
filed 2018-02-28
CIK 1035748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to used the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant's common stock on June 30, 2017, as reported on The Nasdaq Stock Market, was approximately $1,545 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of February 15, 2018, the Registrant had 66,460,419 of its common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive proxy statement for the Registrant's annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2017, or an amendment to this Form 10-K.

CALLIDUS SOFTWARE INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2017

© 2018 Callidus Software Inc. All rights reserved. Callidus, Callidus Software, the Callidus Software logo, CallidusCloud, the CallidusCloud logo, Badgeville, BridgeFront, Clicktools, Datahug, iCentera, Lead to Money, LeadFormix, LeadRocket, Learning Heroes, LearningSeat, Learnpass, Litmos, the Litmos logo, OrientDB, Producer Pro, RevSym, SalesGenius, Surve, Syncfrog, Thunderbridge, and ViewCentral are trademarks, service marks, or registered trademarks of Callidus Software Inc. and its affiliates in the United States and other countries. All other brand, service or product names are trademarks or registered trademarks of their respective companies or owners.

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
PART I
Item 1.    Business
Recent Development

On January 29, 2018, we entered into an agreement and plan of merger (the “Merger Agreement”) with SAP America, Inc., a Delaware corporation (“SAP”) and Emerson One Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of SAP (“Merger Sub”).

Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Merger Sub will merge with and into Callidus Software Inc. and we will become a wholly-owned subsidiary of SAP (the “Merger”). If the Merger is completed, our stockholders will be entitled to receive $36.00 in cash for each share of our common stock owned by them as of the date of the Merger.

The consummation of the Merger is subject to certain conditions, including (i) adoption of the Merger Agreement by holders of a majority of our outstanding common stock entitled to vote thereon, (ii) the accuracy of our, SAP’s and Merger Sub’s respective representations and warranties, subject to specified materiality qualifications, (iii) the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as any similar filings and clearances under certain foreign antitrust laws (the “Regulatory Approvals”), (iv) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement), and (v) other customary conditions.

The special meeting of our stockholders to vote on adoption of the Merger Agreement will be held on March 29, 2018. If our stockholders adopt the Merger Agreement at the special meeting and all Regulatory Approvals are received prior to such time, Callidus and SAP currently anticipate that all other conditions set forth in the Merger Agreement will either be satisfied or waived, and closing of the transactions contemplated by the Merger Agreement will occur, within three International Business Days (as defined in the Merger Agreement) after the special meeting. For additional information related to the Merger and the Merger Agreement, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 30, 2018, and the Definitive Proxy Statement on Schedule 14A filed with the SEC on February 22, 2018. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which is incorporated by reference as Exhibit 2.1 to this Annual Report on Form 10-K. Upon completion of the Merger, shares of our common stock will cease trading on The Nasdaq Stock Market.
Overview

CallidusCloud® is a global leader in cloud-based sales, marketing, learning and customer experience solutions. CallidusCloud enables our customers to sell more, faster with its Lead to Money suite of solutions that, among other things, identifies leads, trains personnel, implements territory and quota plans, enables sales forces, automates configuration pricing and quoting, manages contracts, streamlines sales compensation, captures customer feedback and provides rich predictive analytics for competitive advantage. Over 6,400 leading organizations, across all industries, rely on CallidusCloud to optimize the Lead to Money process to close more deals for more money in record time.

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
Sales Performance Management Cloud

•
Commissions streamlines the design and management of incentive compensation programs and commission payments. It drives sales performance while reducing errors in sales force payouts and preventing shadow accounting by sales professionals. This leads to more selling time and higher cross-sell and up-sell revenue. It also includes modules for Management by Objectives ("MBO") programs, channel and producer onboarding, reporting, and basic workflows.

•
Territory and Quota is designed to optimize, assign, and manage sales territories based on opportunity, workload, account information, and geography. Sales managers gain alignment between potential and sales capacity by enabling them to set sales quotas using a self-service collaboration platform for quota allocation. It also includes team-based distribution and real-time visibility into quota attainment.

•
SalesMotivate is a gamification platform for sales that uses points, badges, and leaderboards to drive behavior and improve sales performance. SalesMotivate breaks down complex tasks into smaller easier-to-manage objectives, with clear communication of goals and instant recognition of achievements to drive enhanced completion.

Sales Execution Cloud

•
Configure Price Quote ("CPQ") guides sales representatives through the quoting process, highlights opportunities for cross-selling and up-selling, while ensuring the optimum configuration for the maximum deal size. CPQ eliminates errors, manages margins, and generates appealing and insightful proposals in minutes, all from any device.

•
Contract Lifecycle Management ("CLM") streamlines the creation, negotiation, and storage of contracts to accelerate the final stage of the sales cycle. CLM provides customers a centralized repository for all contract data, improving the tracking of key milestone dates, renewal alerts, and internal compliance requirements to protect the bottom-line. Integration with e-signature solutions allows users to complete the contracting process in an entirely digital platform, saving time in the process.

•
Datahug is a sales forecasting and pipeline management tool. It provides powerful insights into sales forecasts that predict the likelihood of success in a sales cycle, as well as offering rich visualizations to show what has changed in the forecast in real time. The platform also enables managers to coach their teams on the best next steps in a deal to improve close rates and speed up sales cycles.

•
Revsym is a revenue and commissions recognition and expense solution built for Topic 606 and IFRS 15. It enables accurate, timely, and automated rule-based revenue recognition and commission expense management, while increasing a finance organization’s productivity and reducing cost. We are integrating RevSym into CPQ and CLM to enable customers to optimize their revenue and commissions processes to streamline compliance under Topic 606 and IFRS 15.

Customer Engagement Cloud

•
Marketing Automation ("LeadRocket") empowers customers to generate high-quality sales leads by capturing intelligence about buyers' behaviors and engaging them across multiple channels. LeadRocket tracks buyers through their journey identifying which are ready to buy, and which should continue to be nurtured before being engaged by the sales force.

•
Voice of the Customer ("Clicktools") is a business to business “Voice of the Customer” solution that helps companies better understand and serve their customers and deliver an enhanced customer experience. Clicktools provides self-service tools to collect, centralize, and act on customer feedback across all channels including surveys, forms, and call scripts. Customer Relationship Management (“CRM”) integration enables the synchronization of results with critical customer data.

•
ServiceMotivate is a gamification tool for customer service representatives that leverages the power of real-time transparent feedback, recognition, and friendly competition, to motivate customer service agent performance.

Sales Enablement and Learning Cloud

•
Enablement provides employees, sales and channel partners with relevant sales content at each step of the sales cycle in a centralized solution. The content can be shared with customers through deal portals, providing customers with a richer buying experience. Enablement provides the sales force with analytics to accelerate sales cycles and helps marketing personnel to capture field insights to enhance the content, messaging, and tools being produced for the sales force.

•
Litmos Learning Management System ("Learning") is a powerful, mobile-friendly platform for training. Administrators can package content into rich, interactive courses and deploy them to learners. Automatically generated reports provide management with important insight into the success of the training programs and how learners are engaging with the content to optimize how companies train their staff, partners, and customers.

•
Litmos Heroes is an expanding library of 2,500 packaged courses and videos that cover compliance, sales, finance, marketing, leadership and customer success. The collection can be consumed on any device and is designed to be highly engaging and deploys in a micro-learning style.

•
Coaching enables customers to set targeted coaching plans tailored to the individual sales professional. Coaching provides managers a complete view of key performance indicators from multiple data sources across the enterprise, as well as skills evaluations observed in the field. The mobile interface makes it easy to capture detailed feedback and development actions needed to optimize the performance of the individual sales professionals.

Technology Cloud

•
OrientDB is a multi-model, open source NoSQL Database Management System (“DBMS”) that includes support for graph databases, as well as support for key value, reactive, object-oriented and geospatial models, all combined into one scalable, high-performance operational database.

•
Thunderbridge Advanced Analytics is designed to allow users to explore sales performance data with visualizations and simple drag and drop configurations to discover deep insights, identify costly errors, and recognize new opportunities.

•
Thunderbridge Augmented Intelligence ("AI3") is a platform that employs artificial intelligence along with machine learning and human insight to help sales make decisions that result in larger deals, faster close rates, and increased profitability. This platform uses Lead to Money data to build a recommendation engine for sales.

•
Workflow is a process automation solution that can be configured to optimize critical business processes and drive collaboration. Example workflows include commission plan and payment approvals, hiring and onboarding flows, deal collaboration and partner deal registration.

•
Connect Enterprise is a SaaS to SaaS rapid data integration tool. Connect Enterprise provides out-of-the-box connectors between several known external CRM, Enterprise Resource Planning (“ERP”), and Human Resource (“HR”) systems and CallidusCloud products such as Commissions and Litmos. It uses simple and intuitive user interface (“UI”) based data mapping that allows the user to set up data transfers using drop down menus.

Vertical Solutions

•
Producer Pro is designed to provide a flexible central repository for producer data that can be tailored to customers. It is designed to help customers with large channels to manage their producer hierarchies, licenses, appointments, education, correspondence, and book of business in order to optimize the effectiveness of channel programs.

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

•
Incentive Compensation Management ("ICM") is a Commissions-based product designed specifically for customers in the insurance industry. It delivers automation in incentive and bonus plan configuration, plan payout, and producer management. It is a highly configurable solution that can be rapidly deployed, is easy to use, and optimizes the management of producer incentives, bonuses, and commission programs.

•
DS Pro is an enterprise-grade cloud solution for managing real-time volumes, genealogy and awards for Direct Sellers. It includes tools to design and manage incentive plans, calculate volumes, and pay Direct Sellers. It also provides management of global genealogies, and reporting and analytics to track spend, amortization, and accruals.

Services

We provide a broad range of services to our customers, including professional services, business process outsourcing services, maintenance and technical support services, and education services.
Professional Services. We provide integration and configuration services to our customers. Professional services typically include the identification and sourcing of legacy data, configuration of business rules, set up of pre-defined reports and custom reports, and the ability to interface our hosted application with other applications used by our customers. Configuration and other professional services related to our software can be performed by us, our customers or third-party implementation providers. We also provide services to our implementation partners to aid them in certain projects and training programs. In addition, we provide strategic and expert services to help our customers optimize incentive compensation business processes and management capability.

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

Maintenance and Technical Support Services. We have maintenance and technical support services from our centers in the United States and India and Serbia. We offer standard and premium support, which are generally provided on an annual basis. Our standard and premium support services include online access through our website to our customer support community, along with online chat, telephone, and e-mail support. We also offer all product enhancements and new releases. For premium support, we offer customers access to our support team 24 hours a day, 7 days a week, as well as direct access to our support specialists, and enhanced service level agreements.

Education Services. We offer a comprehensive set of performance-oriented, role-based training courses for our customers, partners, and employees. Our education services include self-service web-based training, classroom training, virtual training with off-site instructors, on-site training, and customized training. Our certification is available for professionals who demonstrate the ability to implement our suite of products and promotes our standards of service.

Customers

We ended 2017 with over 6,400 customers. Our customers are diverse in size and type across a wide variety of industries, with a focus on telecommunications, insurance, banking, and technology markets. In 2017, 2016 and 2015, no single customer accounted for more than 10% of our revenue.

Sales and Marketing

We sell and market our software primarily through a direct sales force and in conjunction with our external partners. In the United States, we have sales and service offices in Dublin, California; Atlanta, Georgia; Birmingham, Alabama; Milwaukee, Wisconsin; New York, New York; Meridian, Idaho; and Vancouver, Washington. Outside the United States, we have sales and service offices in Australia, Canada, Germany, Hong Kong, India, Ireland, Japan, Malaysia, Mexico, Netherlands, Serbia, Singapore, and the United Kingdom.

Sales. Our Enterprise direct sales force, which consists of account executives, technical pre-sales engineers and field management, is responsible for the sale of our products to global enterprises across multiple industries. Our Enterprise sales force is organized along selected vertical industries and geographically to focus on market access. We also have an inside sales division that sells our learning, marketing and customer experience solutions to businesses of all sizes across all industries.

Marketing. Our marketing activities include product and customer marketing functions as well as marketing communications. The function of our product marketing is to define new product requirements, manage product life cycles, and generate content for sales collateral and marketing programs. The function of our customer marketing is to provide customer references and reviews and work with customers to produce case studies and testimonials. The function of our marketing communications is to focus on both primary demand generation efforts to increase awareness of sales effectiveness, product solutions and secondary demand generation efforts to drive sales leads for our solutions. This is done through multiple channels, including advertising, web casts, industry events, conferences, email marketing, digital marketing, web marketing and telemarketing. In addition, our corporate website is optimized to drive prospects to our Lead to Money solutions.

Alliances and Partnerships

We actively promote and maintain strategic relationships with systems integrators, consulting organizations, independent software vendors, value-added resellers, and technology providers. These relationships provide both customer referrals and co-marketing opportunities, which have contributed to the expansion of our customer base. We have established alliances with partners such as Accenture, Canidium, Cognizant Technology Solutions, Deloitte Consulting, OpenSymmetry, PricewaterhouseCoopers, and Tata Consulting Services to service our customers nationally and internationally. We have also expanded our relationship with technology partners such as Docusign, Microsoft, NetSuite, Salesforce and SAP that collaborate with us in selling our solutions.

Competition

Our principal competition comes from Oracle, International Business Machines ("IBM") and the internally-developed software solutions deployed at potential customers. We also compete with other software and consulting companies, which typically focus on specific industries or sectors, including:

•	Sales: Apttus, IBM, Pros, SAVO Group and Xactly Corporation

•Marketing: Marketo, Oracle and Hubspot

•Learning: Adobe Systems, Cornerstone On-demand, SABA Software and SumTotal Systems

•Customer Experience: Allegiance, Qualtrics and Medallia

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

We believe that our products offer customers a more cost-effective and more extensive alternative to their internally-developed solutions, which are generally expensive, inflexible and difficult to maintain, particularly for companies with increasingly complex sales performance programs and sales channels. We also believe that our suite of SaaS-based solutions for the spectrum of Lead to Money functions has advantages over multiple single-point solutions, including cost-effectiveness, ease of implementation and ease of use.

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

Employees

As of December 31, 2017, we had approximately 1,300 employees. None of our employees are represented by a labor union.

Segment and Geographic Information

We operate in one reportable segment, which is the development, marketing and sale of enterprise software and related services. See Note 13, Segment, Geographic and Customer Information, to our consolidated financial statements.

Executive Officers

The following table sets forth information about our executive officers as of December 31, 2017:

Name	Age	Position	Executive Officer Since
Leslie J. Stretch	56	President, Chief Executive Officer	2005
Roxanne Oulman	46	Executive Vice President, Chief Financial Officer	2016
Jimmy Duan	55	Executive Vice President, Chief Technology Officer	2008

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
Risks Related to the Merger
Our proposed merger with SAP may not be completed within the expected timeframe, or at all, and the failure to complete the merger could adversely affect our business and the market price of our common stock.
On January 29, 2018, we entered into the Merger Agreement with SAP and Merger Sub, pursuant to which we would become a wholly-owned subsidiary of SAP if the merger is completed. The Merger Agreement is subject to closing conditions beyond our control, including receipt of the required regulatory approvals and the requirement that holders of more than 50% of our outstanding common stock entitled to vote thereon adopt the Merger Agreement, and there is no guarantee that these conditions will be satisfied in a timely manner or at all. If any of the conditions to the proposed merger are not satisfied or waived, the merger might not be completed. In addition, the Merger Agreement may be terminated under specified circumstances. Failure to complete the merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•
if the merger is not completed, and no other party is willing and able to acquire us at a price of $36.00 per share or higher, on terms acceptable to us, the share price of our common stock is likely to decline;

•
we have incurred, and continue to incur, significant expenses for professional third-party services in connection with the proposed merger, for which we will have received little or no benefit if the merger is not completed. Many of these fees and costs will be payable even if the merger is not completed and may relate to activities that we would not have undertaken other than to complete the merger;

•	a failed merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally; and

•	if the Merger Agreement is terminated under specified circumstances, we may be required to pay SAP a $75 million termination fee.
The announcement and pendency of the merger could adversely affect our business, financial condition, and results of operations.
The announcement and pendency of our proposed merger with SAP could disrupt our business and create uncertainty about it, which could have an adverse effect on our business, financial condition, and results of operations, regardless of whether the merger is completed. These risks to our business, all of which could be exacerbated by a delay in the completion of the merger, include:

•	potential uncertainty in the marketplace, which could lead current and prospective customers to purchase from other vendors or delay purchasing from us;

•	the possibility of disruption to our business and operations, including diversion of significant management time and resources towards the completion of the merger;

•	impairment of our ability to attract and retain key personnel;

•	difficulties maintaining relationships with employees, customers, and other business partners, including maintaining or completing contractual arrangements with customers and partners;

•
restrictions on the conduct of our business prior to the completion of the merger, which prevent us from taking specified actions without the prior consent of SAP, which we might otherwise take in the absence of the Merger Agreement;

•	the fact that under the terms of the Merger Agreement, we are unable to solicit other acquisition proposals during the pendency of the merger;

•
the amount of cash per share under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, including any potential long-term value of the successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock; and

•	potential future stockholder litigation relating to the merger that could prevent or delay the merger, and the related costs.
We may have difficulty attracting, motivating and retaining executives and other key employees in light of the proposed merger.
Uncertainty among our employees about their future roles after the completion of the proposed merger with SAP may impair our ability to attract, retain and motivate key personnel. In addition, some of our executives and key employees are entitled to severance payments if they terminate their employment after the proposed merger as a result of, or in conjunction with specified circumstances, including changes in their duties, positions, compensation and benefits, or their primary office location. These factors may encourage some executives or key employees to consider career changes, distracting them from performing their duties to our company. In addition, distractions for the workforce and management associated with integrating our employees into the SAP workforce could arise in the time before completion of the merger. Any of these issues could have an adverse effect on our business operations and financial performance.
Our important business relationships may be disrupted due to uncertainties associated with the merger, which could adversely affect our business.
Some of the parties with which we do or desire to do business may be uncertain about continuing or completing a business relationship with us as a result of the proposed merger. For example, customers, partners, resellers, suppliers, vendors and others may attempt to negotiate changes in their existing business relationships with us, or may not enter into business relationships with us, or they may consider canceling or not renewing a business relationship or contract with us, or they may enter into alternative business relationships with other parties. Some of our customers, partners, resellers, suppliers, vendors and others may have rights to terminate contracts that are triggered upon completion of the proposed merger. These disruptions could have an adverse effect on our business, financial condition or results of operations, or the prospects of the combined business. Any delay in completion of the merger, or termination of the Merger Agreement, could exacerbate these risks and adverse effects.
Risks Related to Our Business
We have a history of losses, and we intend to continue to invest in our business, so we cannot assure you that we will achieve profitability.

We incurred net losses of $20.3 million in 2017, $19.0 million in 2016, and $13.1 million in 2015. We had an accumulated deficit of $323.1 million as of December 31, 2017. We intend to continue to invest in our business, including with respect to our employee base, sales and marketing, new product development, and improvement of existing products, services and features. Therefore, to achieve profitability, we must increase our revenue, particularly our recurring revenue, by entering into more and larger sales transactions while limiting customer churn, and by managing our cost structure in line with our revenue. If we fail to do so, our future results and financial condition will be adversely affected, and we may be unable to continue operating.

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

•	technical difficulties, errors or service interruptions in our solutions that may cause customer dissatisfaction with our solutions;

•	consolidation among our customers, which may alter their buying patterns, or business failures that may reduce demand for our solutions;

•	operating expenses associated with expansion of our sales force or business and our product development efforts;

•	cost, timing and management efforts related to the introduction of new features to our solutions;

•	our ability to obtain, maintain and protect our intellectual property rights and adequately safeguard the information imported into our solutions or otherwise provided to us by our customers;

•	reduced engagement or acceptance of our solutions as part of changes that may be implemented in connection with the European Union’s General Data Protection Regulation ("GDPR").

•	changes in the regulatory environment, including with respect to tax, security, or privacy laws and regulations, or their enforcement; and

•	extraordinary expenses such as impairment charges, litigation or other payments related to settlement of disputes.

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

We have invested, and expect to continue to invest, substantial resources to expand, market and refine our solutions for which we recognize recurring revenue. If we are unable to grow our recurring revenue, or to improve our recurring revenue gross margins, we may not be able to achieve profitability and our operating results and financial condition could be adversely affected. Factors that could harm our ability to improve recurring revenue include:

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

We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly in future periods. For example, from December 31, 2016 through December 31, 2017, our employee headcount increased from approximately 1,100 to approximately 1,300 employees and our number of customers increased from over 5,200 to over 6,400. We anticipate that we will continue to significantly expand our operations and headcount in the near term, and that our customer base will continue to expand. The growth and expansion of our business and our product and service offerings place a significant strain on our management, operations, sales and marketing, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, our sales and marketing teams and our ability to manage headcount, capital and business processes in an efficient manner.

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

Decreases in customer retention rates for SaaS subscriptions could materially impact our future revenue or operating results.

Our customers have no obligation to renew their SaaS subscriptions or maintenance support arrangements after the expiration of the subscription or maintenance period, which is typically 12 to 36 months. Customers may elect not to renew, or may renew for fewer seat licenses or shorter contract terms for a number of reasons, including a change in corporate priorities or personnel. In addition, we offer a pay-as-you-go model, whereby customers can pay for our SaaS services on a monthly basis without a long-term commitment, which may unexpectedly increase the rate of customer non-

renewals and thus negatively and unpredictably affect our recurring revenue. If our customer renewal rates decline, which may occur as a result of many factors, including reduced budgets, insourcing decisions or dissatisfaction with our service, our revenue will be adversely affected, and our business will suffer.

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

Potential changes in generally accepted accounting principles could affect our reported financial results and require significant changes to our internal accounting systems and processes.

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP"). These principles are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC, and various other bodies formed to interpret and create appropriate accounting principles and guidance.  The FASB is currently working with the International Accounting Standards Board ("IASB") to converge accounting principles, and facilitate more comparable financial reporting, between companies that are required to follow GAAP and those that are required to follow international financial reporting standards. In connection with that initiative, the FASB has issued new accounting standards for revenue recognition and accounting for leases, which we discuss in Note 1, The Company and Significant Accounting Policies, to our consolidated financial statements under the heading “Recently Issued Accounting Pronouncements.” These and other such standards could cause us to adopt new accounting principles, which could significantly impact our reported financial results or cause volatility of those financial results. In addition, we may need to change our customer and vendor contracts, financial accounting systems and other internal processes. The cost and effects of these changes could adversely affect our results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers, (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition, (Topic 605).” We adopted this new standard effective January 1, 2018. The potential impact of this guidance is included in Note 1, The Company and Significant Accounting Policies, to our consolidated financial statements. Market practices with respect to these disclosures are still evolving, and securities analysts and investors may not fully understand the implications of our disclosures or how or why they may differ from similar disclosures by other companies. If our reported results fall below analyst or investor expectations, our stock price could decline.

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

Our solutions allow customers to access and transmit confidential data, including personally identifiable information of their employees, agents and customers over the Internet, and we store our customers' data on servers. We may also have access to confidential data in connection with the activities of our professional services organization, including implementation, maintenance and support activities for our customers.

Moreover, many of our customers are subject to heightened security obligations and standards regarding the personally identifiable information of their downstream customers. In the United States, these heightened obligations and standards particularly affect the financial services, healthcare and insurance sectors, which are subject to controls over personal information under various state and federal laws and regulations. Other directives, such as the GDPR and the European Union Directive on Data Protection and accompanying laws and regulations of the Member States of the European Union implementing the directives, create international obligations on the protection of personal data that typically exceed security requirements mandated in the United States. Implementation of security measures to satisfy customer and regulatory requirements may be substantial and costly. In addition, the GDPR includes significant penalties for non-compliance.

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

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, achieve market acceptance and effectively respond to competition, we must quickly identify emerging trends and requirements, accurately define and design enhancements and improvements for existing solutions, and introduce new solutions that satisfy our customers' changing demands. Accelerated introductions for new solutions require substantial expenditures for research and development that could adversely affect our operating results. Further, any new solutions we develop may not be introduced in a timely manner or be available in a distribution model favored by our target markets and, therefore, may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to quickly and successfully develop or acquire and distribute new products and services cost-effectively, or enhance existing solutions, or if we fail to position and price our solutions to meet market demand, our business and operating results will be adversely affected.

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

To scale our business successfully, increase productivity, maintain a high quality levels and meet customers' needs, we need to recruit, retain and motivate highly-skilled employees and contractors in all areas of our business, including sales, professional services and engineering. In particular, if we are unable to hire and retain talented personnel with the skills, and in the locations, we require, we might need to redeploy existing personnel or increase our reliance on contractors. Furthermore, we have increased and intend to continue to increase our sales force and, if we are not successful in attracting and retaining qualified personnel, or if new sales personnel are unable to achieve desired productivity levels within a reasonable time period, we may not be able to increase our revenue and realize the anticipated benefits of these investments.

As our customer base increases and as we continue to evaluate and modify our organizational structure to increase efficiency, we are likely to experience staffing constraints in connection with the deployment of trained and experienced professional services and support resources to implement, configure, maintain and support our products and related services. Moreover, as a company focused on the development of complex products and the provision of online services, we are often in need of additional software developers and engineers. We have relied on our ability to grant equity compensation as one mechanism for recruiting, retaining and motivating such highly-skilled personnel. Our ability to provide equity compensation depends, in part, upon receiving stockholder approval for increase in the quantity of shares authorized for issuance under our equity compensation plan. If we are not able to secure that stockholder, approval, our ability to recruit, retain and motivate employees may be adversely impacted, which could harm our operating results.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial statements and the trading price of our common stock may be negatively affected.

We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Effective planning and management processes are necessary to meet these requirements. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. We are also required to furnish a management report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the trading price of our common stock could be negatively affected, and we could become subject to investigations by The Nasdaq Stock Market, the Securities and Exchange Commission or other regulatory authorities, which could be costly for us.

If we fail to protect our proprietary rights and intellectual property adequately, we may lose valuable assets, experience reduced revenue and incur costly litigation.

Our success and ability to compete depends on our internally-developed technology and expertise, including proprietary technology embedded in our solutions, as well as our ability to obtain and protect intellectual property rights. We rely on a combination of patents, trademarks, copyrights, service marks, trade secrets, contractual provisions and other similar measures to establish and protect our proprietary rights. We cannot protect our intellectual property if we are unable to enforce our rights or if we do not detect its unauthorized use. Despite our precautions, unauthorized third parties may be able to copy or reverse engineer our solutions and use information that we regard as proprietary to create products and services that compete with ours. Provisions in our agreements prohibiting unauthorized use, copying, transfer and disclosure of our licensed programs and services may be unenforceable under the laws of some jurisdictions. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and the outcome of any actions taken in any foreign jurisdiction to enforce our rights may be different than if such actions were determined under the laws of the United States. To the extent that we engage in international activities, our exposure to unauthorized copying and use of our products, services and proprietary information increases.

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

We are potentially exposed to adverse movements in currency exchange rates. Although most of our revenue and expenses occur in U.S. Dollars, some occur in local currencies and the amounts occurring in local currencies may increase as we expand our international operations. An increase in the value of the U.S. Dollar could increase the real cost to our customers of our products in those markets outside the United States, and a weakened U.S. Dollar could increase the cost of our expenses, as well as overseas capital expenditures. Therefore, fluctuations in the exchange rate of foreign currencies may have a negative impact on our revenue and operating activities.

Our services revenue produces substantially lower gross margins than our recurring revenue, and periodic variations in the proportional relationship between services revenue and higher margin recurring revenue may harm our overall gross margins.

Our services revenue, which includes fees for consulting, implementation and training, represented 20% of our revenue in 2017 and 21% in 2016. Our services revenue has a substantially lower gross margin than our recurring revenue.

The percentage of total revenue represented by services revenue has varied significantly from period to period principally because the number of new recurring revenue customer transactions varies from quarter to quarter. If the proportional relationship between our services revenue and recurring revenue varies in the future, it may harm our overall gross margin.

Deployment of solutions may require substantial technical implementation and support, by us or third-party service providers. We may lose sales opportunities and our business may be harmed if we do not meet these implementation and support requirements, which may cause a decline in revenue and an increase in our expenses.

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

We continue to promote our on-demand product offerings to existing customers who currently have on-premise perpetual and term licenses. Customers with on-premise licenses may need to migrate to our on-demand solutions to take full advantage of the features and functionality in those solutions. For example, in April 2016, we stopped offering perpetual licenses for our commissions product and we stopped providing maintenance and support for any remaining on-premise customer at the end of 2017. A migration is likely to involve additional cost, which our customers may delay or decline to incur. If a sufficient number of customers do not migrate to our on-demand product offerings, our continued maintenance support opportunities and our ability to sell additional products to these customers, and as a result, our revenue and operating income, may be harmed.

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

Additionally, some companies with volatile market prices for their public securities have been the subject of securities class action lawsuits. Any such suit could have a material adverse effect on our business, results of operations, financial condition and price of our common stock.

Future sales of substantial amounts of our common stock, including securities convertible into or exchangeable for shares of our common stock, could cause our stock price to fall.

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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We lease our headquarters in Dublin, California which consists of approximately 109,000 square feet of office space. We also lease facilities in Alabama, Georgia, Idaho, New York, Wisconsin, Washington, Australia, Canada, Germany, Hong Kong, India, Ireland, Japan, Malaysia, Mexico, Netherlands, Serbia, Singapore, and United Kingdom. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. Refer to Note 7, Contractual Obligations, Commitments and Contingencies, to our consolidated financial statements for information regarding our lease obligations.
Item 3.    Legal Proceedings
We are from time to time, a party to various litigation and customer disputes incidental to the conduct of our business. At the present time, we believe that none of these matters are material.
Item 4.    Mine Safety Disclosures

None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol "CALD". The following table sets forth, for the periods indicated, the high and low intra-day sales prices reported on Nasdaq.

	Fiscal Year Ended December 31, 2017				Fiscal Year Ended December 31, 2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$30.60	$27.35	$24.85	$21.55	$19.50	$21.44	$20.88	$18.31
Low	$24.70	$22.15	$19.26	$16.10	$15.15	$17.25	$15.52	$11.48
Stockholders
As of February 15, 2018, there were 66,460,419 shares of our common stock outstanding held by 19 stockholders of record including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.
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

The graph compares the cumulative total return of our common stock from December 31, 2012 through December 31, 2017 with the performance of the Nasdaq Composite Index and the Nasdaq Computer Index over those periods.

The graph assumes that (i) $100 was invested in our common stock at the closing price of our common stock on December 31, 2012, (ii) $100 was invested in each of the Nasdaq Composite Index and the Nasdaq Computer Index at the closing price of the respective indices on that date and (iii) all dividends received were reinvested. To date, no cash dividends have been declared or paid on our common stock.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Callidus Software Inc.	$100	$302	$360	$409	$370	$631
Nasdaq Composite	$100	$140	$161	$172	$187	$243
Nasdaq Computer	$100	$134	$163	$176	$200	$281
*We have not changed indices since 2012.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is hereby incorporated by reference herein from our proxy statement for the 2018 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017, or an amendment to this Form 10-K.
Item 6.    Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section and our consolidated financial statements and notes thereto included elsewhere in this annual report. The selected consolidated statements of operations data for each of the years in the three-year period ended December 31, 2017, and the consolidated balance sheet data as of December 31, 2017 and 2016, are derived from our audited consolidated financial statements that have been included in this annual report. The selected consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements that have not been included in this Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Recurring	$201,006	$162,586	$129,911	$99,807	$81,734
Services and license	52,085	44,132	43,176	36,811	30,603
Total revenue	253,091	206,718	173,087	136,618	112,337
Cost of revenue:
Recurring	55,482	42,719	34,306	31,282	28,741
Services and license	43,010	35,358	32,145	24,756	19,048
Total cost of revenue	98,492	78,077	66,451	56,038	47,789
Gross profit	154,599	128,641	106,636	80,580	64,548
Operating expenses:
Sales and marketing	93,439	78,601	58,785	47,040	34,916
Research and development	37,681	31,712	26,088	20,307	17,143
General and administrative	43,738	35,795	33,290	26,255	22,951
Income from settlement and patent licensing	—	(500)	(500)	(500)	(500)
Restructuring	1,189	482	628	1,025	1,699
Total operating expenses	176,047	146,090	118,291	94,127	76,209
Loss from operations	(21,448)	(17,449)	(11,655)	(13,547)	(11,661)
Interest income and other income (expense), net	1,021	(122)	(522)	3,504	264
Interest expense	(66)	(267)	(180)	(506)	(3,183)
Debt conversion expense	—	—	—	—	(4,776)
Loss before provision (benefit) for income taxes	(20,493)	(17,838)	(12,357)	(10,549)	(19,356)
Provision for income taxes (benefit)	(220)	1,128	791	1,012	2,055
Net loss	$(20,273)	$(18,966)	$(13,148)	$(11,561)	$(21,411)
Net loss per share:
Basic and diluted	$(0.31)	$(0.32)	$(0.24)	$(0.24)	$(0.55)
Weighted average shares:
Basic and diluted	65,272	58,852	54,719	47,547	38,858

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$150,499	$187,274	$97,209	$36,966	$36,161
Total assets	447,447	386,501	241,642	176,298	134,193
Working capital	66,701	124,725	50,248	(2,905)	7,161
Total liabilities	202,488	149,640	112,841	117,824	92,140
Total stockholders' equity	244,959	236,861	128,801	58,474	42,053

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Recent Development

On January 29, 2018, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with SAP America, Inc., a Delaware corporation (“SAP”) and Emerson One Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of SAP (“Merger Sub”). Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Merger Sub will merge with and into Callidus and we will become a wholly-owned subsidiary of SAP (the “Merger”). If the Merger is completed, our stockholders will be entitled to receive $36.00 in cash for each share of our common stock owned by them as of the date of the Merger.

The consummation of the Merger is subject to certain conditions, including (i) adoption of the Merger Agreement by holders of a majority of our outstanding common stock entitled to vote thereon, (ii) the accuracy of our, SAP’s and Merger Sub’s respective representations and warranties, subject to specified materiality qualifications, (iii) the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as any similar filings and clearances under certain foreign antitrust laws (the "Regulatory Approvals"), (iv) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement), and (v) other customary conditions.

The special meeting of our stockholders to vote on adoption of the Merger Agreement will be held on March 29, 2018. If our stockholders adopt the Merger Agreement at the special meeting and all Regulatory Approvals are received prior to such time, Callidus and SAP currently anticipate that all other conditions set forth in the Merger Agreement will either be satisfied or waived, and closing of the transactions contemplated by the Merger Agreement will occur within three International Business Days (as defined in the Merger Agreement) after the special meeting.

For additional information related to the Merger and the Merger Agreement, please refer to our Current Report on Form 8-K filed with the U.S. Securities Exchange Commission ("SEC") on January 30, 2018; and the Definitive Proxy Statement on Schedule 14A filed with the SEC on February 22, 2018. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement incorporated by reference as Exhibit 2.1 to this Annual Report on Form 10-K. Upon completion of the Merger, shares of our common stock will cease trading on The Nasdaq Stock Market.
Overview
CallidusCloud® is a global leader in cloud-based sales, marketing, learning and customer experience solutions. CallidusCloud enables our customers to sell more, faster with its Lead to Money suite of solutions that, among other things, identifies leads, trains personnel, implements territory and quota plans, enables sales forces, automates configuration pricing and quoting, manages contracts, streamlines sales compensation, captures customer feedback and provides rich predictive analytics for competitive advantage. Over 6,400 leading organizations, across a broad set of industries rely on CallidusCloud to help optimize their Lead to Money process, train their personnel and close more deals, faster.

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

We provide a suite of Lead to Money solutions on a Software-as-a-Service ("SaaS") basis and generate revenue from subscriptions, services and to a much lesser degree, term licenses. Our SaaS customers typically purchase annual subscriptions, and some enter into multi-year subscription commitments. We are experiencing a decline in maintenance fee revenue primarily due to conversion of existing on-premise customers to our cloud-based commissions solution. In addition, maintenance fee revenue continued to decline during 2017 as we have stopped providing maintenance and support on any remaining on-premise customers who were planning to move to the SaaS solution. We discontinued upgrading our on-premise software commissions products.

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
Revenue Increase and Customer Expansion
In 2017, we added approximately 1,200 net new customers and as of December 31, 2017 we had over 6,400 customers, including approximately 460 multi-product customers.
In 2017, total revenue was $253.1 million, an increase of $46.4 million, or 22%, from 2016. Total recurring revenue, which includes SaaS revenue and maintenance revenue, increased $38.4 million as a result of higher SaaS revenue, reflecting market acceptance of our solutions and our continued marketing and sales efforts. SaaS revenue was $198.2 million in 2017, an increase of $46.7 million or 31% from 2016. Maintenance revenue was $2.8 million, a decrease of 75%, as a result of customers converting from the on-premise solution to the cloud solution. In 2017, recurring revenue accounted for 79% of our total revenue, and we expect that percentage to increase going forward. The decrease in maintenance revenue, and investments in our data centers globally, contributed to the decline in recurring revenue gross margin to 72% in 2017 from 74% in 2016, and the decline in overall gross margin to 61% in 2017 from 62% in 2016.

SaaS revenue continued to drive the increases in both recurring revenue and total revenue, reflecting continued market acceptance of our Lead to Money solutions. We discontinued selling on-premise software of our commissions product, which sales formerly included license fees and on-going maintenance fees paid for support and upgrades during the life of the product. As a result, we no longer realize license fee revenue. We experienced a decline in maintenance fee revenue due to conversion of existing on-premise customers to our cloud-based commissions product.
Acquisitions
On December 4, 2017, we acquired Learning Seat PTY. Ltd. ("Learning Seat"), a privately-held provider of adaptive training and compliance learning content. The purchase of Learning Seat enhances our Litmos Learning Platform by adding nearly 500 courses. The purchase consideration was $26.3 million in cash.
On September 15, 2017, we acquired OrientDB Ltd. ("OrientDB"), a privately-held provider of data management platforms of Graph Data Base technology. The purchase of OrientDB enhances our Direct Selling Pro solution for the multi-level marketing industry, and other applications in our Lead to Money Suite. The purchase consideration was $9.1 million, which included $8.0 million paid in cash, a $1.0 million indemnity holdback to be paid one year from the date of the agreement and $0.1 million to be paid two years from the date of the agreement.
On June 2, 2017, we acquired Learning Heroes Ltd. ("Learning Heroes"), a privately-held company that is a provider of innovative education content. The purchase of Learning Heroes enhances our mobile learning platform, and accelerates our creation of high quality, engaging and impactful learning experiences. Learning Heroes' creates courses that can run on any Learning Management System. The purchase consideration was $10.3 million, which included $8.8 million in cash and 1.2 million British Pound Sterling indemnity holdback to be paid one year from the date of the agreement.
On May 18, 2017, we acquired RevSym Inc. ("RevSym"), a privately-held company focused on innovative cloud-based solutions for the management of revenue. RevSym is a cloud solution that takes into account the new accounting guidance related to Topic 606 and IFRS 15, Revenue from Contracts with Customers. We purchased RevSym, a cloud solution, in order to integrate with our leading commissions, Configure Price Quote and Contract Lifecycle Management solutions, to enable customers to optimize their critical revenue and commissions processes to streamline compliance under Topic 606 and IFRS 15. The purchase consideration was $5.5 million, which included $3.0 million in cash and an indemnity holdback with the first payment of $1.0 million to be paid six months from the date of the agreement and the remaining balance of $1.5 million to be paid one year from the date of the agreement.
Please refer to Note 2, Acquisitions, to our consolidated financial statements for further details regarding the above acquisitions, which did not have a material impact on our financial position or results of operations.
Application of Critical Accounting Policies and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The application of GAAP requires our management to make assumptions, judgments and estimates that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures regarding these items. We base our assumptions, judgments and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial condition or results of operations will be affected. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with our Audit Committee.
We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, valuation of acquired intangible assets, goodwill impairment, long-lived asset impairment, contingent consideration and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from actual results. For a more detailed discussion of these accounting policies and our use of estimates, refer to Note 1, The Company and Significant Accounting Policies, to our consolidated financial statements included in this report.
Revenue Recognition
We generate revenue by providing software as a service ("SaaS") solutions through on-demand subscription, on-premise perpetual and term licenses and related software maintenance, and services. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.
Recurring Revenue. Recurring revenue, which includes SaaS revenue and maintenance revenue, is recognized ratably over the stated contractual period. SaaS revenue consists of subscription fees from customers accessing our cloud-based service offerings. Maintenance revenue consists of fees from customers purchasing licenses and receiving support for such on-premise solutions. We also recognize SaaS and maintenance revenue associated with customers using our solutions in excess of contracted usage ("Overages"). Overages are primarily attributed to SaaS products and are recorded in SaaS revenue in the period incurred. Revenue related to Overages was immaterial for all years presented.

Service and License Revenue. Service and license revenue primarily consists of services revenue related to training, integration and configuration services. Our professional services arrangements are generally billed on a time-and-materials basis. Time and material services are recognized as the services are rendered based on inputs to the project, such as billable hours incurred. For fixed-fee professional services arrangements, we recognize revenue under the proportional performance method of accounting and estimates the proportional performance on a monthly basis, utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. Service and license revenue also includes revenue from perpetual licenses, which is recognized upon delivery of the product, using the residual method, assuming all the other conditions for revenue recognition have been met. Revenue related to perpetual licenses was immaterial for all the years presented.

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
Business Combinations
We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, assumed equity award based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, deferred revenue obligations and equity assumed.
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
Recent Accounting Pronouncements
Refer to Note 1, The Company and Significant Accounting Policies, of the notes to our consolidated financial statements included in this report for information regarding the effect of newly adopted accounting pronouncements on our consolidated financial statements.
Results of Operations
Comparison of the Years Ended December 31, 2017 and 2016
Revenue, Cost of Revenue and Gross Profit

The table below sets forth the changes in revenue, cost of revenue and gross profit in 2017 from 2016 (in thousands, except percentage data):

	Year Ended December 31, 2017	Percentage of Revenue	Year Ended December 31, 2016	Percentage of Revenue	Increase (Decrease)	Percentage Change
Revenue:
Recurring	$201,006	79%	$162,586	79%	$38,420	24%
Services and license	52,085	21%	44,132	21%	7,953	18%
Total revenue	$253,091	100%	$206,718	100%	$46,373	22%
Cost of revenue:
Recurring	$55,482	28%	$42,719	26%	$12,763	30%
Services and license	43,010	83%	35,358	80%	7,652	22%
Total cost of revenue	$98,492	39%	$78,077	38%	$20,415	26%
Gross profit:
Recurring	$145,524	72%	$119,867	74%	$25,657	21%
Services and license	9,075	17%	8,774	20%	301	3%
Total gross profit	$154,599	61%	$128,641	62%	$25,958	20%
Revenue
Total Revenue. Total revenue increased in 2017 compared to 2016 due to continued SaaS revenue growth and associated services growth. In general, increased revenues reflect volume-driven increases in revenue from new business, which includes new customers, upgrades and additional subscriptions from existing customers.
Recurring Revenue. Recurring revenue consists of SaaS revenue and maintenance revenue. SaaS revenue increased to $198.2 million in 2017, representing an increase of $46.7 million or 31%. The increase reflects volume-driven increases in revenue from new business, which includes new customers, upgrades and additional subscriptions from existing customers, partially as a result of our investment in expanding the sales force in recent years. The increase in SaaS revenue was partially offset by the decrease in maintenance revenue to $2.8 million in 2017 from $11.1 million in 2016, as a result of customers converting from on-premise to cloud-based offerings.
Services and License Revenue. Services and license revenue consists of integration and configuration services ("consulting services"), training and perpetual licenses. Services revenue increased by $7.8 million in 2017 to $51.7 million due to services associated with increased sales of our SaaS offerings. License revenue was immaterial during 2017 and 2016 because we stopped selling on-premise products in early 2016.

Cost of Revenue and Gross Profit
Cost of Recurring Revenue. The increase in cost of recurring revenue in 2017 over 2016 was driven by investing in our data centers globally, which resulted in $9.7 million increase in depreciation, maintenance and equipment, a $2.4 million increase in personnel costs and a $0.6 million increase in travel-related expenses. We expect to continue to invest in hosting facilities to support our revenue growth and a larger and expanded customer base.
Cost of Services and License Revenue. The increase in cost of services and license revenue was primarily due to a $6.0 million increase in personnel costs and related travel expenses along with $1.7 million in consulting costs.
Recurring Revenue Gross Profit. The improvement in our recurring revenue gross profit was primarily due to a $46.7 million increase in SaaS revenue, partially offset by a $8.3 million decrease in maintenance revenue, a $9.7 million increase in depreciation, maintenance and equipment expenses, a $2.4 million increase in personnel costs and a $0.6 million increase in travel-related expenses.
Services and License Revenue Gross Profit. The increase in services and license gross profit was primarily due to $7.8 million increase in service revenue , partially offset by a $5.8 million increase in personnel and related travel expenses and a $1.7 million increase in consulting costs. During 2017, our focus was to continue to support our partners on implementing our products.
Operating Expenses
The table below sets forth the changes in operating expenses in 2017 from 2016 (in thousands, except percentage data):

	Year Ended December 31, 2017	Percentage of Revenue	Year Ended December 31, 2016	Percentage of Revenue	Increase (Decrease)	Percentage Change
Operating expenses:
Sales and marketing	$93,439	37%	$78,601	38%	$14,838	19%
Research and development	37,681	15%	31,712	15%	5,969	19%
General and administrative	43,738	17%	35,795	17%	7,943	22%
Income from settlement and patent licensing	—	—%	(500)	—%	500	(100)%
Restructuring and other	1,189	—%	482	—%	707	147%
Total operating expenses	$176,047	70%	$146,090	71%	$29,957	21%
Sales and Marketing. The increase in sales and marketing expense was primarily due to a $9.8 million increase in personnel-related costs, which included a $3.2 million increase in commissions associated with increased bookings and an increase of $0.1 million in stock-based compensation expense. In addition, sales and marketing costs increased by $2.8 million related to third party commissions, a $1.6 million increase in entertainment and travel-related expenses associated with more sales personnel and a $0.6 million increase in marketing events and programs.
Research and Development. The increase in research and development expenses was due to $4.9 million in higher personnel-related costs, which included $2.0 million in stock-based compensation expense as we continue to invest in headcount to support product development, and an increase of $1.1 million in maintenance expense.
General and Administrative.   The increase in general and administrative expenses was primarily due to a $3.8 million increase in personnel-related costs, which included $1.9 million in stock-based compensation expense, a $1.6 million increase in acquisition costs, a $1.5 million increase in corporate expenses and a $1.0 million increase in consulting costs.
Income from Settlement and Patent Licensing. On November 25, 2013, we entered into a settlement agreement with Xactly Corporation and Xactly's President and Chief Executive Officer that, includes an agreement by Xactly to pay a $2.0 million license fee in four annual installments of $0.5 million commencing in November 2013 with the final payment in November 2016 of $0.5 million to offset legal fees incurred under operating expenses regarding this settlement.
Restructuring and Other. Restructuring and other expenses increased, mainly due to severance costs from the elimination of positions at our headquarters, India and Serbia offices and the relocation of our United Kingdom office. In 2016, we incurred relocation costs at our Birmingham, Alabama office.

Stock-Based Compensation
The following table summarizes our stock-based compensation expenses in 2017 and 2016 (in thousands, except percentage data).

	Year Ended December 31,		Increase (Decrease)	Percentage Change
	2017	2016
Stock-based compensation:
Cost of recurring revenue	$1,748	$1,639	$109	7%
Cost of services revenue	2,338	2,097	241	11%
Sales and marketing	9,318	9,244	74	1%
Research and development	7,126	5,147	1,979	38%
General and administrative	12,890	10,996	1,894	17%
Total stock-based compensation	$33,420	$29,123	$4,297	15%
Total stock-based compensation expense increased in 2017 over 2016, primarily due to the timing of restricted stock and performance share unit grants, a higher stock price and increased employee stock purchase plan participation. In addition, the increase in stock-based compensation expense charged to general and administrative includes stock-based compensation expenses associated with the retirement of our former CFO on June 30, 2017.
Other Items
The table below sets forth the changes in other items in 2017 and 2016 (in thousands, except percentage data):

	Year Ended December 31,		Increase (Decrease)	Percentage Change
	2017	2016
Other income (expense), net:
Interest income and other income (expense), net	$1,021	$(122)	$1,143	937%
Interest expense	(66)	(267)	(201)	(75)%
Other income (expense), net	$955	$(389)	$1,344	346%
Provision for income taxes (benefit)	$(220)	$1,128	$1,348	120%
Interest Income and Other Income (Expense), net
The $1.1 million increase in the interest income and other was primarily due to higher interest income on higher investment balances and lower foreign exchange loss.
Interest Expense
Interest expense decreased by $0.2 million in 2017 because of lower interest expense on our capital financing arrangements.
Provision for Income Taxes
Provision for income tax was a benefit in 2017 compared to an expense in 2016, primarily due to the benefits obtained from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Our initial analysis of the impact of this Tax Act resulted in a provisional federal discrete tax benefit of $1.6 million in 2017. The tax benefit is primarily driven by the corporate rate reduction and reassessment of the realizability of our deferred tax assets and liabilities. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the deferred tax re-measurements, realizability of net deferred tax assets/liabilities, and transition tax to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”). This benefit was partially offset by an increase in sales to foreign customers subject to withholding taxes.
On December 22, 2017, this Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities.
SAB 118 provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. However, in accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

At the beginning of 2017, we adopted Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital.  Given our current valuation allowance position in the United States jurisdiction, the adoption of this guidance did not have a material impact on our consolidated financial statements.
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
Revenue
Total Revenue. The increase in total revenue for 2016 compared to 2015 was due to continued SaaS revenue growth. In general, increased revenues primarily reflect volume-driven increases in revenue from new business, which includes new customers, upgrades and additional subscriptions from existing customers.
Recurring Revenue. Recurring revenue consists of SaaS revenue and maintenance revenue. SaaS revenue increased to $151.5 million in 2016, representing an increase of $36.0 million or 31% from 2015. The increase reflects volume-driven increases in revenue from new business, which includes new customers, upgrades and additional subscriptions from existing customers and our investment in expanding the sales force in recent years. The increase in our SaaS revenue was partially offset by the decrease in maintenance revenue to $11.1 million in 2016 from $14.4 million in 2015, as a result of customers converting from on-premise maintenance license arrangements to cloud-based offerings.
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
Cost of Revenue and Gross Profit
Cost of Recurring Revenue. The increase in cost of recurring revenue in 2016 over 2015 was driven by investing globally in our data centers which resulted in $4.5 million increase in depreciation, maintenance and equipment, by a $3.5 million increase in personnel costs and $0.4 million in travel and related expenses. We expect to continue to invest in hosting facilities to support our revenue growth and a larger and expanded customer base.
Cost of Services and License Revenue. The increase in cost of services and license revenue in 2016 over 2015 was primarily due to a $3.2 million increase in personnel costs and travel-related expenses.
Recurring Revenue Gross Profit. The improvement in our recurring revenue gross profit in 2016 over 2015 was primarily due to a $36.0 million increase in SaaS revenue, partially offset by a $3.3 million decrease in maintenance revenue, a $4.5 million increase in depreciation, maintenance and equipment, a $3.5 million increase in personnel costs and $0.4 million increase in travel and related expenses.
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
Sales and Marketing. The increase in sales and marketing expense in 2016 over 2015 was primarily due to $12.7 million in higher personnel-related costs, which included an increase of $3.8 million in stock-based compensation expense and an increase of $1.7 million in commissions associated with increased bookings. In addition, sales and marketing costs increased by $2.9 million due to more marketing events and programs, $1.7 million related to third party commissions and $2.5 million increase in entertainment and travel related expenses associated with increased sales personnel.
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
Interest Expense
Interest expense increased in 2016 compared to 2015 by $0.1 million because of increased interest expense on our capital financing arrangements.
Provision for Income Taxes
Provision for income tax increased in 2016 compared to 2015 was primarily attributable to higher deferred tax liabilities from acquisitions in 2016, as well as an increase in sales to foreign customers subject to withholding taxes.
Liquidity and Capital Resources
As of December 31, 2017, our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $150.5 million, and accounts receivable of $76.8 million.
In September 2016, we completed a follow-on offering in which we issued 5.1 million shares of our common stock at a public offering price of $18.25 per share and received net proceeds of $87.1 million after deducting underwriting discounts and commissions of $5.6 million and other offering expenses of $0.4 million. In October 2016, the underwriters exercised their over-allotment option and purchased an additional 0.8 million shares at the public offering price of $18.25 per share and we received net proceeds of $13.1 million after deducting underwriting discounts and commissions of $0.8 million.

In March 2015, we completed a public offering of approximately 5.3 million newly-issued shares of our common stock at a public offering price of $13.00 per share. We received net proceeds of $64.4 million from this offering, after deducting underwriting discounts and commissions of $4.1 million and other offering expenses of $0.3 million.
In May 2014, we entered into a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which Wells Fargo agreed to make a revolving loan ("Revolver") to us in an amount not to exceed $10.0 million, with an accordion feature that allows us to increase the maximum borrowing amount by not less than $5.0 million and not more than $10.0 million. The Revolver matures in May 2019. Outstanding borrowings under the Revolver bear interest, at our option, at a base rate plus an applicable margin. The applicable margin ranges between 0.75% and 2.25% depending on our leverage ratio. Interest is payable every three months. In September 2014, we exercised the accordion feature and increased the maximum borrowing amount to $15.0 million. During the third quarter of 2017, we terminated this credit agreement with Wells Fargo Bank. We did not have a balance outstanding when we terminated this arrangement.
During 2017, accounts receivable and deferred revenue increased significantly due to growth in SaaS revenue. We expect these trends to continue into 2018 and we expect to continue to achieve positive operating cash flows during 2018.
We believe our existing cash, cash equivalents and short-term investments and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months.
The following table summarizes, for the years indicated, selected items in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$42,960	$29,779	$26,469
Net cash used in investing activities	(104,207)	(59,103)	(35,680)
Net cash (used in) provided by financing activities	(11,633)	100,799	52,593
In 2017, cash and cash equivalents decreased by approximately $72.8 million primarily due to $104.2 million of cash used by our investing activities and $11.6 million of cash used by our financing activities, partially offset by $43.0 million of cash provided by our operating activities.
Year Ended December 31, 2017
Net cash provided by operating activities was $43.0 million in 2017, which was $13.2 million higher compared to $29.8 million in 2016. In 2017, the net loss of $20.3 million included non-cash charges of $20.4 million of depreciation and amortization expense, $33.4 million of stock-based compensation expense and $1.6 million in bad debt expense. Changes in working capital provided cash of $9.1 million, which included a $28.5 million increase in deferred revenue, a $2.8 million increase in accrued payroll and related expenses, and a $1.3 million increase in accounts payable and accrued expenses, partially offset by $19.5 million increase in accounts receivable, $2.1 million increase in prepaid expenses, and $1.9 million increase in other non-current assets.
Net cash used in investing activities was $104.2 million in 2017, which was $45.1 million higher compared to $59.1 million in 2016. Net cash used in investing activities in 2017 included $44.8 million for the acquisitions of Learning Seat Pty LLC, OrientDB Ltd., Learning Heroes Ltd. and RevSym Inc. as well as a tax payment related to the DataHug Ltd. acquisition, net purchases of investments of $38.1 million, purchases of property and equipment of $19.5 million for our data center improvements, $1.4 million used for restricted cash and $0.5 million used for purchases of intangibles.
In 2016, we received $100.3 million in proceeds from the public offering of our common stock. Net cash used for financing activities was $11.6 million in 2017, which is $112.4 million lower compared to $100.8 million provided by cash in 2016. Net cash used by financing activities in 2017 was due to $15.2 million payment of restricted stock units acquired to settle employee withholding tax liability and $2.4 million payment of consideration related to acquisitions, partially offset by $6.0 million of proceeds net of purchases from the issuance of common stock pursuant to exercise and release of stock awards.
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
Contractual Obligations and Commitments
We have the following contractual cash obligations at December 31, 2017. Contractual cash obligations that are cancellable upon notice and without significant penalties are not included in the table. During 2017, we entered into various contractual obligations, including non-cancellable operating lease obligations and unconditional purchase commitments. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) and non-cancellable purchase commitments as of December 31, 2017 are as follows (in thousands):

	Payments due by Year
Contractual Obligations	Unconditional Purchase Commitments (1)	Non-cancellable Operating Leases (2)
2018	$21,591	$5,051
2019	16,903	4,691
2020	6,012	4,731
2021	—	4,450
2022	—	2,162
Thereafter	—	1,074
Total	$44,506	$22,159
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

(2)
We have facilities under non-cancellable operating lease agreements that expire at various dates through 2025. Our rent expense for 2017, 2016 and 2015 was $4.7 million, $3.6 million and $3.0 million, respectively.

Included in non-current deposits and other assets in the consolidated balance sheets at December 31, 2017 is restricted cash of $1.4 million and security deposits of $0.3 million, and at December 31, 2016 security deposits $0.2 million, related to leased facilities. The restricted cash represents investments in certificates of deposit required by landlords to meet security deposits for the leased facilities.
Unrecognized Tax Benefit
As of December 31, 2017, the total gross unrecognized tax benefit before the impact of the valuation allowance was $3.7 million, including immaterial interest and penalties. We have made an election to recognize the interest and penalties as a component of income tax expense. If recognized, the amount of the unrecognized tax benefit that would impact the tax expense is $0.4 million. It is possible that the amount of existing unrecognized tax benefits may decrease within 12 months as a result of statute of limitations lapses in some of the jurisdictions, however, an estimate of the range cannot be made.
Letter of Credit
We obtained a $1.4 million letter of credit on October 1, 2016 for our leased space in Dublin, California. The letter of credit will expire on October 1, 2018. There is no balance outstanding under this line of credit.
The letter of credit is secured by cash collateral, which is treated as restricted cash and recorded in deposits and other non-current assets on the consolidated balance sheets. Prior to obtaining the cash collateral, we secured the letter of credit with the revolver line of credit with Wells Fargo Bank that was entered into in May 2014, and was terminated during the third quarter of 2017.
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
During the third quarter of 2017, we terminated its May 2014 credit agreement with Wells Fargo Bank that provided for a revolving loan in an amount not to exceed $15.0 million. We did not have a balance outstanding when we terminated this arrangement.
Off-Balance Sheet Arrangements
With the exception of items discussed under "Contractual Obligations and Commitments" above we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources that are material to investors.
Related Party Transactions
We do not have any related party transactions to report for the period covered by this Annual Report on Form 10K.
Non-GAAP Financial Information
We believe SaaS billings and normalized SaaS billings are useful information to investors and others as a leading indicator in understanding and evaluating operating results. We believe that normalized SaaS billings provide valuable insight into the sales of our solutions and the performance of our business. We do not consider normalized SaaS billings as a substitute for revenue recognition or revenue measurement. We define SaaS billings and normalized SaaS billings as follows:

•	SaaS billings is calculated as SaaS revenue plus the change in SaaS deferred revenue in a period.

•
Normalized SaaS billings is calculated as SaaS revenue plus the change in SaaS deferred revenue, reduced for the remaining deferred revenue acquired during the period, plus or minus effect of multiple year SaaS billings in that period.

The billings calculations are as follows (in thousands, except for percentage data):

	Year Ended December 31,
	2017	2016	2015
SaaS billings
SaaS revenue	$198,206	$151,524	$115,545
Add back:
Increase in SaaS deferred revenue	30,237	27,628	11,959
SaaS billings	$228,443	$179,152	$127,504
SaaS billings growth rate	28%	41%	n/a

Normalized SaaS billings
SaaS billings	$228,443	$179,152	$127,504
Multi-year billings	2,833	1,698	4,393
Remaining deferred revenue from acquisitions	(1,724)	(1,450)	—
Normalized SaaS billings	$229,552	$179,400	$131,897
Normalized SaaS billings growth rate	28%	36%	n/a
n/a: growth rate for 2015 not calculated

The following table provides a reconciliation of GAAP recurring revenue to GAAP SaaS revenue (in thousands):

	Year Ended December 31,
	2017	2016	2015
Recurring Revenue
SaaS revenue	$198,206	$151,524	$115,545
Maintenance revenue	2,800	11,062	14,366
Recurring Revenue	$201,006	162,586	129,911
The following table provides a reconciliation of total deferred revenue as included in the consolidated balance sheets to SaaS deferred revenue (in thousands):

	Total Deferred Revenue	SaaS Deferred Revenue	Deferred Revenue Other
December 31, 2017	$133,819	$129,316	$4,503
December 31, 2016	102,967	99,079	3,888
Change	$30,852	$30,237	$615
December 31, 2016	$102,967	$99,079	$3,888
December 31, 2015	79,830	71,451	8,379
Change	$23,137	$27,628	$(4,491)
December 31, 2015	$79,830	$71,451	$8,379
December 31,2014	71,622	59,492	12,130
Change	$8,208	$11,959	$(3,751)

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
Interest Rate Risk. We invest our cash in a variety of financial instruments, principally investments in money market accounts, certificates of deposit, high quality corporate debt obligations, and U.S. government obligations.
Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely affected by a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates. At December 31, 2017, the weighted average maturity of our investments was approximately eleven months, and all investment securities had remaining maturities of less than 24 months. The following table presents certain information about our financial instruments at December 31, 2017 that are sensitive to changes in interest rates (in thousands, except for interest rates):

	Expected Maturity
	1 Year or Less	More Than 1 Year	Total Principal Amount	Total Fair Value
Available-for-sale securities	$41,124	$34,305	$75,429	$75,248
Weighted average interest rate	1.43%	1.56%
Foreign Currency Exchange Risk. A portion of our business originates outside the U.S. and subjects us to fluctuations in the U.S Dollar value of revenues, expenses, and cash flows as a result of changes in foreign exchange rates. For 2017 and 2016, approximately 23% and 22%, respectively, of our total revenue was generated outside the United States. At December 31, 2017 and 2016, approximately 10% and 14%, respectively, of our total accounts receivable was denominated in foreign currency. In addition, we maintain foreign subsidiaries which have the local currency as their functional currency and we are subject to translation risk. While our exposure to foreign currency risk is concentrated primarily in British Pound Sterling, Euro, Australian Dollars and Canadian Dollars, our overall foreign exchange exposure has been minimal to date. For the years ended December 31, 2017 and 2016, we recognized losses on foreign exchange transactions of $0.1 million and $0.3 million, respectively. We expect to continue to transact a majority of our business in U.S. Dollars.
The Company has initiated a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. For further information regarding our hedging program, refer to Note 5, Fair Value Measurements, to our consolidated financial statements.

Item 8.    Consolidated Financial Statements and Supplementary Data

CALLIDUS SOFTWARE INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Callidus Software, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Callidus Software, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

We have served as the Company’s auditor since 1999.
Santa Clara, California
February 28, 2018

CALLIDUS SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$75,251	$148,008
Short-term investments	75,248	39,266
Accounts receivable, net of allowances of $1,980 and $1,536 at December 31, 2017 and 2016, respectively	76,750	55,464
Prepaid and other current assets	24,007	18,275
Total current assets	251,256	261,013
Property and equipment, net	57,058	35,456
Goodwill	96,092	63,957
Intangible assets, net	36,641	21,659
Deposits and other assets	6,400	4,416
Total assets	$447,447	$386,501
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,973	$3,573
Accrued payroll and related expenses	21,079	17,831
Accrued expenses	26,190	15,126
Deferred revenue	133,313	99,758
Total current liabilities	184,555	136,288
Deferred revenue, noncurrent	506	3,209
Deferred income taxes, noncurrent	2,252	1,541
Other liabilities	15,175	8,602
Total liabilities	202,488	149,640
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 68,360 and 66,031 shares issued and 66,021 and 63,692 shares outstanding at December 31, 2017 and 2016, respectively	66	64
Additional paid-in capital	583,490	559,200
Treasury stock; 2,339 shares at December 31, 2017 and 2016	(14,430)	(14,430)
Accumulated other comprehensive loss	(1,062)	(5,141)
Accumulated deficit	(323,105)	(302,832)
Total stockholders' equity	244,959	236,861
Total liabilities and stockholders' equity	$447,447	$386,501
The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Recurring	$201,006	$162,586	$129,911
Services and license	52,085	44,132	43,176
Total revenue	253,091	206,718	173,087
Cost of revenue:
Recurring	55,482	42,719	34,306
Services and license	43,010	35,358	32,145
Total cost of revenue	98,492	78,077	66,451
Gross profit	154,599	128,641	106,636
Operating expenses:
Sales and marketing	93,439	78,601	58,785
Research and development	37,681	31,712	26,088
General and administrative	43,738	35,795	33,290
Income from settlement and patent licensing	—	(500)	(500)
Restructuring and other	1,189	482	628
Total operating expenses	176,047	146,090	118,291
Operating loss	(21,448)	(17,449)	(11,655)
Interest income and other income (expense), net	1,021	(122)	(522)
Interest expense	(66)	(267)	(180)
Loss before provision (benefit) for income taxes	(20,493)	(17,838)	(12,357)
Provision (benefit) for income taxes	(220)	1,128	791
Net loss	$(20,273)	$(18,966)	$(13,148)
Net loss per share—basic and diluted:
Net loss per share	$(0.31)	$(0.32)	$(0.24)
Shares used in basic and diluted per share computation	65,272	58,852	54,719
Comprehensive loss:
Net loss	$(20,273)	$(18,966)	$(13,148)
Unrealized losses on available-for-sale securities	(181)	(1)	(15)
Foreign currency translation adjustments	4,260	(3,405)	(981)
Comprehensive loss	$(16,194)	$(22,372)	$(14,144)
The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock			Treasury Stock		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital				Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2014	51,285	$49	$344,312	2,339	$(14,430)	$(739)	$(270,718)	$58,474
Exercise of stock options under stock incentive plans	442	1	2,045	—	—	—	—	2,046
Issuance of common stock under stock purchase plans	256	—	2,439	—	—	—	—	2,439
Issuance of common stock upon vesting of restricted units, net of withholding taxes	1,339	1	(3,070)	—	—	—	—	(3,069)
Stock-based compensation	—	—	18,592	—	—	—	—	18,592
Conversion of debt to equity	5,290	5	64,367	—	—	—	—	64,372
Excess tax benefit	—	—	91	—	—	—	—	91
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Cumulative translation adjustment	—	—	—	—	—	(981)	—	(981)
Net loss	—	—	—	—	—	—	(13,148)	(13,148)
Balance as of December 31, 2015	58,612	$56	$428,776	2,339	$(14,430)	$(1,735)	$(283,866)	$128,801
Exercise of stock options under stock incentive plans	198	—	1,330	—	—	—	—	1,330
Issuance of common stock under stock purchase plans	277	1	3,053	—	—	—	—	3,054
Issuance of common stock upon vesting of restricted units, net of withholding taxes	1,079	1	(3,480)	—	—	—	—	(3,479)
Stock-based compensation	—	—	29,123	—	—	—	—	29,123
Issuance of stock for follow-on offering, net of issuance costs	5,865	6	100,339	—	—	—	—	100,345
Excess tax benefit	—	—	59	—	—	—	—	59
Unrealized loss on investments	—	—	—	—	—	(1)	—	(1)
Cumulative translation adjustment	—	—	—	—	—	(3,405)	—	(3,405)
Net loss	—	—	—	—	—	—	(18,966)	(18,966)
Balance as of December 31, 2016	66,031	$64	$559,200	2,339	$(14,430)	$(5,141)	$(302,832)	$236,861
Exercise of stock options under stock incentive plans	247		1,591	—	—	—	—	1,591
Issuance of common stock under stock purchase plans	308	—	4,355	—	—	—	—	4,355
Issuance of common stock upon vesting of restricted units, net of withholding taxes	1,774	2	(15,184)	—	—	—	—	(15,182)
Stock-based compensation	—	—	33,528	—	—	—	—	33,528
Unrealized loss on investments	—	—	—	—	—	(181)	—	(181)
Cumulative translation adjustment	—	—	—	—	—	4,260	—	4,260
Net loss	—	—	—	—	—	—	(20,273)	(20,273)
Balance as of December 31, 2017	68,360	$66	$583,490	2,339	$(14,430)	$(1,062)	$(323,105)	$244,959

The accompanying notes are an integral part of these consolidated financial statements.

CALLIDUS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(20,273)	$(18,966)	$(13,148)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	11,738	8,041	6,011
Amortization of intangible assets	8,677	6,431	5,687
Provision for doubtful accounts	1,602	1,548	1,897
Stock-based compensation	33,420	29,123	18,592
Deferred income taxes	(1,660)	210	26
Loss on foreign currency from mark-to-market derivatives	180	23	—
Excess tax benefits from stock-based compensation	—	(59)	(91)
Loss on disposal of property and equipment	5	23	10
Net amortization on investments	125	170	133
Changes in operating assets and liabilities:
Accounts receivable	(19,517)	(12,439)	(2,944)
Prepaid and other current assets	(2,091)	(6,118)	(972)
Other non-current assets	(1,877)	(426)	(549)
Accounts payable	622	(1,088)	1,413
Accrued expenses and other liabilities	707	(1,237)	67
Accrued payroll and related expenses	2,766	5,321	3,459
Accrued restructuring and other expenses	56	252	(131)
Deferred revenue	28,480	18,970	7,009
Net cash provided by operating activities	42,960	29,779	26,469
Cash flows from investing activities:
Purchases of investments	(80,738)	(37,409)	(24,479)
Proceeds from maturities of investments	37,009	16,715	3,565
Proceeds from sale of investments	5,644	726	3,554
Purchases of property and equipment	(19,519)	(15,599)	(13,128)
Purchases of intangible assets	(458)	(962)	(827)
Acquisitions, net of cash acquired	(44,790)	(22,574)	(4,365)
Change in restricted cash	(1,355)	—	—
Net cash used in investing activities	(104,207)	(59,103)	(35,680)
Cash flows from financing activities:
Proceed from follow-on offering, net of issuance costs	—	100,345	64,372
Proceeds from issuance of common stock	5,951	4,384	4,484
Restricted stock units acquired to settle employee withholding tax liability	(15,184)	(3,479)	(3,070)
Excess tax benefits from stock-based compensation	—	59	91
Payment of consideration related to acquisitions	(2,400)	(510)	(1,802)
Repayment of Revolver line of credit	—	—	(10,481)
Payment of principal under capital leases	—	—	(1,001)
Net cash (used in) provided by financing activities	(11,633)	100,799	52,593
Effect of exchange rates on cash and cash equivalents	123	(699)	(350)
Net (decrease) increase in cash and cash equivalents	(72,757)	70,776	43,032
Cash and cash equivalents at beginning of period	148,008	77,232	34,200
Cash and cash equivalents at end of period	$75,251	$148,008	$77,232
Supplemental disclosures of cash flow information:
Cash paid for interest on line of credit	$61	$68	$104
Cash paid for income taxes	$630	$757	$542
Noncash investing and financing activities:
Purchases of property and equipment through accounts payable and other accrued liabilities	$13,076	$7,291	$5,314
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
Foreign Currency Translation
The Company transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Accordingly, the foreign currencies are translated into U.S. Dollars using exchange rates in effect at period end for assets and liabilities and average rates during each reporting period for the results of operations. Adjustments resulting from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income (loss) on the consolidated balance sheets. Foreign currency transaction gains and losses are included in interest income and other income (expense), net in the accompanying consolidated statements of comprehensive loss.
Derivative Financial Instruments
During 2017 and 2016, the Company entered into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in Euros, Australian dollars, British Pound Sterling and Canadian dollars. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with cash, accounts receivable and intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of December 31, 2017 and 2016, the foreign currency derivative contracts that were not settled were recorded at fair value on the consolidated balance sheets. See Note 5, Fair Value Measurements, for a discussion regarding the valuation of the Company's derivative financial instruments.
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
Business Combinations
The Company recognizes assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of comprehensive loss. See Note 2, Acquisitions, for a discussion of the Company's acquisitions during 2017 and 2016.
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
Cash and Cash Equivalents and Investments
The Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of December 31, 2017 and 2016 consisted of money market funds. The Company determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2017 and 2016, all investment securities were designated as "available-for-sale." The Company considers available-for-sale securities that have an original maturity date longer than three months on the date of purchase to be short-term investments, including those investments that have a maturity date of longer than one year that are highly liquid and for which the Company does not have a positive intent to hold to maturity. These securities are carried at estimated fair value based on quoted market prices or other readily available market information, with the unrealized gains and losses included in accumulated other comprehensive income (loss) on the consolidated balance sheets. Recognized gains and losses are included in the consolidated statement of comprehensive loss. When the Company has determined that an other-than-temporary decline in fair value has occurred, the amount of the decline is recognized in earnings. Gains and losses are determined using the specific identification method.
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

Below is a summary of the changes in the Company's allowance for doubtful accounts for 2017, 2016 and 2015 (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2017	$1,536	$1,308	$(864)	$1,980
Year ended December 31, 2016	1,310	1,194	(968)	1,536
Year ended December 31, 2015	1,063	912	(665)	1,310

Deferred Commissions
The asset balance for deferred commissions on the Company's consolidated balance sheets totaled $14.6 million and $11.5 million at December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, $12.4 million and $9.5 million, respectively, of deferred commissions are included in prepaid and other current assets in total current assets, with the remaining amounts included in deposits and other assets in long-term assets in the consolidated balance sheets. The deferred costs mainly represent commission payments to the Company's direct sales force and third parties for on-demand subscription and maintenance agreements, which the Company amortizes as sales and marketing expense over the non-cancellable term of the contract as the related revenue is recognized. The commission payments are a direct and incremental cost of the revenue arrangements.
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
The Company capitalizes certain internal software costs. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally two to five years.
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
The Company conducts a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit's carrying value, the Company will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, the Company will compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. The Company has one reporting unit and evaluates goodwill for impairment at the entity level. Based upon the results of the step one testing, the Company concluded that no impairment existed as of December 31, 2017, and did not perform the second step of the goodwill impairment test.
Intangible assets with finite lives are amortized over their estimated useful lives of one to twelve years. Generally, amortization is based on the higher of a straight-line method or the pattern in which the economic benefits of the intangible asset will be consumed. There were no material impairment charges related to intangible assets in the years presented.

The Company also evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no material impairment charges recorded during the years ended December 31, 2017, 2016 and 2015.
Deferred Revenue

Deferred revenue consists of invoicing and payments received in advance of revenue recognition and is recognized once the revenue recognition criteria are met. The Company invoices its customers annually, quarterly, or in monthly installments. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.
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

Service and License Revenue. Service and license revenue primarily consists of training, integration and configuration services. Generally, the Company's professional services arrangements are billed on a time-and-materials basis. Time and material services are recognized as the services are rendered based on inputs to the project, such as billable hours incurred. For fixed-fee professional services arrangements, the Company recognizes revenue under the proportional performance method of accounting and estimates the proportional performance on a monthly basis, utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. Service and license revenue also includes revenue from perpetual licenses, which is recognized upon delivery of the product, using the residual method, assuming all the other conditions for revenue recognition have been met. Revenue related to perpetual licenses was immaterial for all the years presented.

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
Restructuring and Other Expenses
Restructuring and other expenses are comprised primarily of employee termination costs related to headcount reductions, costs related to properties abandoned in connection with facilities consolidation including estimated losses related to excess facilities based upon the Company's contractual obligations, net of estimated sublease income and related write-downs of leasehold improvements and impairment of intangible assets. The Company reassesses the liability for excess facilities periodically based on market conditions. Restructuring and other expense was $1.2 million, $0.5 million and $0.6 million during the years 2017, 2016 and 2015, respectively.
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
The Company granted performance-based restricted stock units ("PSUs") to select executives and other key employees. Vesting of the Company's PSUs is based on achievement of specified company or other goals. In 2017, the Company granted performance-based restricted stock units with vesting contingent on successful attainment of annualized SaaS revenue growth and Non-GAAP annual operating margin targets over the three-year period from January 1, 2017 through December 31, 2019. In 2016, the Company granted PSU's with vesting contingent on attainment of pre-set quota for the EMEA region over the three-year period from January 1, 2016 through December 31, 2018. The Company also granted PSUs to its CEO with vesting contingent upon the Company's relative total shareholder return over a three year period (2016-2018) compared to the Company's 2016 executive compensation peer group companies. In 2015, the Company granted PSUs with vesting contingent on its annualized SaaS revenue growth over the three-year period from July 1, 2015 to June 30, 2018. In 2014, the Company granted PSUs with vesting contingent on its annualized SaaS revenue growth over the three-year period from January 1, 2014 to December 31, 2016, and on the Company's relative total shareholder return over the same three-year period compared to an index of 17 SaaS companies. These PSUs will, to the extent the performance criteria are achieved, vest on the third anniversary of the grant date. PSU awards based on total shareholder return are recognized as compensation costs over the requisite service period, if rendered, even if the market condition is never satisfied. In determining the fair value of PSUs based on total shareholder return the Company considered the achievement of the market condition in the estimated fair value.
Advertising Costs
The Company expenses advertising costs in the period incurred. Advertising expense was $4.5 million, $3.8 million, and $2.1 million for 2017, 2016 and 2015, respectively.
Income Taxes
The Company is subject to income and foreign withholding taxes in both the United States and foreign jurisdictions and the Company uses estimates in determining its provision for income taxes. This process involves estimating actual current tax assets and liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the consolidated balance sheets. Net deferred tax assets are recorded to the extent the Company believes that it is more-likely-than-not to be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. Except for the net deferred tax assets of some of the Company's foreign subsidiaries, the Company maintained a full valuation allowance against its net deferred tax assets at December 31, 2017 because the Company believes that it is not more-likely-than-not that the gross deferred tax assets will be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event the Company was able to determine that it would be able to realize the deferred tax assets in the future, an adjustment to the valuation allowance would increase net income in the period such determination was made.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is the total of net income (loss), unrealized gains and losses on investments and foreign currency translation adjustments. Unrealized gains and losses on investments and foreign currency translation adjustment amounts are excluded from net loss and are reported in accumulated other comprehensive income (loss) on the consolidated balance sheets.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of stock-based payments. The amendments require entities to record all tax effects related to stock-

based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from the stock-based payments are required to be reported as operating activities in the statement of cash flows. Further, the amendments allow entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. The Company adopted this guidance on January 1, 2017 on a prospective basis. Adoption of the new standard did not have a material impact to the Company's consolidated financial statements and resulted in the recognition of excess tax benefits to the Company's income taxes rather than paid-in capital. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash, which requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for the Company's fiscal year beginning January 1, 2018. Restricted cash will be included as a component of cash, cash equivalents, and restricted cash on the Company's consolidated statement of cash flows. The inclusion of restricted cash will increase the beginning and ending balances of the consolidated statement of cash flows by $1.4 million.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for certain cash receipts and cash payments. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Entities are permitted to adopt the standard early in any interim or annual period, and a retrospective application is required. While the Company continues to assess the impact of this standard, it does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. The updated standard is effective for the Company beginning in the first quarter of 2019. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). Topic 606 also includes ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as “Topic 606.” Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and supersedes current revenue recognition guidance, including industry-specific guidance. Topic 606 also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
Topic 606 will accelerate the recognition of revenue for on-premise term software licenses and, in some cases, where so-called contingent revenue (i.e., amounts allocated to delivered items are limited to amounts that are not contingent on the provision of future services) exists.

The table below details both the current and expected revenue recognition timing in the following areas:

	Current Revenue Standard	Topic 606
Customer arrangements:
Term software licenses	Ratable	Upfront
Software support services	Ratable	Ratable
Software-as-a-service	Ratable	Ratable
Contingent revenue	Defer	As delivered

Revenue for the majority of the Company’s subscription services customer contracts will continue to be recognized over time because of the continuous transfer of control to the customer; however, the Company expects a decrease in accumulated deficit, primarily driven by (i) accounting for non-cancellable multi-year contracts, and (ii) the removal of the current limitation on contingent revenue.

Also, included in the Company’s assessment of Topic 606 is the potential impact relating to the deferral of incremental commission costs and other associated fringe benefits of obtaining subscription contracts. Such costs are capitalized and amortized over the corresponding terms of the contract, under the current standard, whereas under Topic 606, they will be amortized over the associated term of economic benefit or the related contractual renewal period, which will affect the Company’s operating margin and magnitude of the deferred costs for each reporting period. The Company has determined that the term of economic benefit of its costs to obtain customer contracts is approximately four years.

The two permitted transition methods under the new standard are the full retrospective method, under which Topic 606 would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, under which the cumulative effect of applying Topic 606 would be recognized at the date of initial application. Topic 606 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted Topic 606 starting on January 1, 2018 and elected the modified retrospective transition approach.

The adoption of Topic 606 will impact the opening consolidated balance sheet on January 1, 2018, for contingent revenue and on-premise term software licenses, by decreasing accumulated deficit with a corresponding increase to contract assets and a decrease in deferred revenue. In addition, the impact to commissions will result in a decrease to accumulated deficit, offset by an increase in prepaid and other current assets and deposits and other assets. The Company is currently quantifying the impact of this new standard on its consolidated financial statements.

Except for the updated accounting standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company's consolidated financial statements.

Note 2—Acquisitions
Learning Seat PTY. Ltd.
On December 4, 2017, the Company acquired Learning Seat PTY. Ltd. ("Learning Seat"), a privately-held provider of adaptive training and compliance learning content. The purchase of Learning Seat enhances the Company's Litmos Learning Platform by adding nearly 500 courses. The purchase consideration was $26.3 million in cash.
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

Learning Heroes Ltd.
On June 2, 2017, the Company acquired Learning Heroes Ltd. ("Learning Heroes"), a privately-held company that is a provider of innovative education content. The purchase of Learning Heroes enhances the Company's learning business, and accelerates its creation of high quality, engaging and impactful learning experiences. Learning Heroes creates courses that run on any Learning Management System. The purchase consideration was $10.3 million, which included $8.8 million in cash and 1.2 million British Pound Sterling indemnity holdback to be paid one year from the date of the agreement.
RevSym Inc.
On May 18, 2017, the Company acquired RevSym Inc. ("RevSym"), a privately-held company focused on innovative cloud-based solutions for the management of revenue. RevSym is a cloud solution that enables companies to follow the new accounting guidance for Topic 606 and IFRS 15, Revenue from Contracts with Customers. The Company purchased RevSym, a cloud solution, in order to integrate with the Company's leading commissions, Configure Price Quote and Contract Lifecycle Management solutions, to enable customers to optimize their critical revenue and commissions processes to streamline compliance under Topic 606 and IFRS 15. The purchase consideration was $5.5 million, which included $3.0 million in cash and an indemnity holdback with the first payment of $1.0 million to be paid six months from the date of the agreement and the remaining balance of $1.5 million to be paid one year from the date of the agreement.
The purchase price allocation and intangible assets for the 2017 acquisitions are summarized below (dollar amounts stated in thousands):

	Learning Seat (1)		OrientDB		Learning Heroes (1)		RevSym (1)		Consolidated statement of comprehensive loss Classification: Amortization expense
	Amount	Life*	Amount	Life*	Amount	Life*	Amount	Life*
Purchase Price:
Net assets (liabilities) assumed	$(246)		$(1,780)		$(1,190)		$13
Goodwill	15,408		2,739		7,532		3,794
Intangible assets:
Developed technology	2,583	4	7,300	5	—		1,400	4	Cost of revenue
Customer contracts and related relationships	4,559	7	400	4	1,840	7	100	3	Sales and marketing
Education course content	3,419	3	—		1,410		—		Cost of revenue
Trademarks, tradenames/domain names	—		—		—		110	3	General and administration
Total intangible assets	10,561		7,700		3,250		1,610

Total purchase price, net of cash acquired	$25,723		$8,659		$9,592		$5,417
* Weighted Average Useful Life (years)
(1) For these acquisitions, the values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of December 31, 2017, and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of December 31, 2017, the primary areas that are not yet finalized due to information that may become available subsequently and may result in changes in the values assigned to various assets and liabilities, include the fair values of intangible assets, deferred revenue and deferred tax liabilities as well as assumed tax assets and liabilities.
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

The valuation methodologies are described below:

Valuation methodologies	Learning Seat	OrientDB	Learning Heroes	RevSym
Developed technology	Replacement cost method	Replacement cost method	—	Multiple period excess earnings
Customer contracts and related relationships	Multiple period excess earnings method	Replacement cost method	Multiple period excess earnings method	Replacement cost method
Education course content	Relief-from-royalty method	—	Relief-from-royalty method	—
Trademarks, tradenames/domain names	—	—	—	Relief-from-royalty method

The excess of the purchase price over the total net identifiable assets is recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled workforce in accordance with generally accepted accounting principles. Except for the Revsym acquisition, where the goodwill balance is deductible for tax purposes, the goodwill balance is not deductible for tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisitions.

The financial results for the above acquisitions are included in the Company's consolidated financial statements from the date of acquisition through December 31, 2017.

The above acquisitions did not have a material impact on the Company's consolidated financial statements and therefore, pro forma disclosures have not been presented.
2016 Acquisitions
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
Badgeville Inc.
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

The purchase price allocation and intangible assets for the 2016 acquisitions are summarized below (dollar amounts stated in thousands):

	DataHug		Badgeville		ViewCentral		Consolidated statement of comprehensive loss Classification: Amortization expense
	Amount	Life*	Amount	Life*	Amount	Life*
Purchase Price:
Net liabilities assumed	$(600)		$(1,791)		$(1,568)
Goodwill	8,138		4,091		3,868
Intangible assets:
Developed technology	3,800	4	4,300	5	700	3	Cost of revenue
Customer contracts and related relationships	1,250	6	700	3	850	6	Sales and marketing
Trademarks/tradenames/domain names	150	3	200	7	—		General and administrative
Backlog	150	2	—		150	2	Cost of revenue
Total intangible assets	5,350		5,200		1,700

Total purchase price, net of cash acquired	$12,888		$7,500		$4,000
* Weighted Average Useful Life (years)

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
The valuation methodologies are described below:

Valuation methodologies	DataHug	Badgeville	ViewCentral
Developed technology	Multiple period excess method	Multiple period excess method	Relief-from-royalty method
Customer contracts and related relationships	With and without method	Replacement cost method	Multiple period excess earnings method
Trademarks, tradenames/domain names	Relief-from-royalty method	Relief-from-royalty method	—
Backlog	Multiple period excess earning method	—	Multiple period excess earning method

The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled workforce in accordance with generally accepted accounting principles. Except for DataHug, where the goodwill balance is not deductible for tax purposes, the goodwill balance is deductible for tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisition.

The financial results for the above acquisitions are included in the Company's consolidated financial statements from the date of acquisition through December 31, 2017.

The above acquisitions did not have a material impact on the Company's consolidated financial statements and therefore, pro forma disclosures have not been presented.

Note 3—Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the fiscal years ended December 31, 2017 and 2016 are as follows (in thousands):

Goodwill
Balance as of December 31, 2015	$50,146
Acquisitions	16,097
Working capital adjustment	(157)
Foreign currency translation impact	(2,129)
Balance as of December 31, 2016	63,957
Acquisitions	29,473
Foreign currency translation impact	2,662
Balance as of December 31, 2017	$96,092

For details related to the acquisitions included in the above table, see Note 2, Acquisitions.
Based on the Company's annual impairment review in the fourth quarter of 2017, 2016 and 2015, goodwill was not impaired in any of the years presented.
Intangible assets
Intangible assets consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31, 2016 Cost	December 31, 2016 Net	Net Additions (1)	Foreign Currency Translation Impact	Amortization Expense	December 31, 2017 Net	Weighted Average Amortization Period (Years)
Developed technology	$38,283	$14,414	$11,047	$462	$(5,717)	$20,206	3.2
Customer contracts and relationships	20,885	4,349	6,899	336	(1,807)	9,777	6.1
Tradenames	2,110	736	110	70	(363)	553	3.8
Patents and licenses	3,364	1,655	—	—	(375)	1,280	5.3
Education course content and other	784	505	4,640	95	(415)	4,825	3.3
Intangible assets, net	$65,426	$21,659	$22,696	$963	$(8,677)	$36,641
(1) The net additions above include acquisition related intangibles discussed in detail in Note 2, Acquisitions.

	December 31, 2015 Cost	December 31, 2015 Net	Net Additions (1)	Foreign Currency Translation Impact	Amortization Expense	December 31, 2016 Net	Weighted Average Amortization Period (Years)
Developed technology	$27,500	$9,172	$9,790	$(328)	$(4,220)	$14,414	2.1
Customer contracts and relationships	9,714	3,075	2,800	(91)	(1,435)	4,349	4.9
Tradenames	2,208	755	375	(55)	(339)	736	2.9
Patents and licenses	3,279	1,883	145	—	(373)	1,655	5.8
Other	195	—	569	—	(64)	505	1.1
Intangible assets, net	$42,896	$14,885	$13,679	$(474)	$(6,431)	$21,659

(1)	The net additions above include acquisition related intangibles discussed in detail in Note 2, Acquisitions.

Amortization expense related to intangible assets was $8.7 million, $6.4 million, and $5.7 million in 2017, 2016, and 2015, respectively, and was charged to cost of revenue for purchased technology, education and course content, backlog and patents and licenses; sales and marketing expense for customer contracts and related relationships; and general and administrative expense for tradenames and other. The Company's intangible assets are amortized over their estimated useful lives of one to twelve years. Total future expected amortization is as follows (in thousands):

	Developed Technology	Customer Contracts and Related Relationships	Tradenames	Patents and Licenses	Education course content and other	Total
Year Ending December 31,
2018	$6,728	$2,216	$223	$347	$1,511	$11,025
2019	5,036	1,762	160	214	1,433	8,605
2020	4,442	1,241	79	200	1,459	7,421
2021	2,739	1,362	43	200	296	4,640
2022	1,149	1,128	32	191	126	2,626
2023 and beyond	112	2,068	16	128	—	2,324
Total expected amortization expense	$20,206	$9,777	$553	$1,280	$4,825	$36,641

Note 4—Financial Instruments
As of December 31, 2017, all marketable debt securities are classified as available-for-sale and carried at estimated fair value, which is determined based on the inputs described in Note 5, Fair Value Measurements.
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
Interest income is included within interest income and other income (expense), net in the accompanying consolidated statements of comprehensive loss. Realized gains and losses are calculated using the specific identification method. As of December 31, 2017 and 2016, the Company had no short-term investments in an unrealized loss position for a duration greater than 12 months.
The components of the Company's marketable debt securities classified as available-for-sale were as follows at December 31, 2017 (in thousands):

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair value
Cash	$44,821	$—	$—	$44,821
Cash equivalents:
Money market funds	30,430	—	—	30,430
Total cash equivalents	30,430	—	—	30,430
Total cash and cash equivalents	$75,251	$—	$—	$75,251
Short-term investments:
Certificate of deposits	$16,576	$—	$—	$16,576
U.S. government and agency obligations	22,192	18	(103)	22,107
Corporate notes and obligations	36,661	20	(116)	36,565
Total short-term investments	$75,429	$38	$(219)	$75,248

For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2017 (in thousands):

Contractual Maturity	Amortized Cost	Estimated Fair Value
Less than 1 year	$41,124	$41,100
Between 1 and 2 years	34,305	34,148
Total	$75,429	$75,248

The components of the Company's marketable debt securities classified as available-for-sale were as follows at December 31, 2016 (in thousands):

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair value
Cash	$147,680	$—	$—	$147,680
Cash equivalents:
Money market funds	328	—	—	328
Total cash equivalents	328	—	—	328
Total cash and cash equivalents	$148,008	$—	$—	$148,008
Short-term investments:
Certificate of deposits	$1,200	$—	$—	$1,200
U.S. government and agency obligations	19,351	19	(18)	19,352
Corporate notes and obligations	18,716	18	(20)	18,714
Total short-term investments	$39,267	$37	$(38)	$39,266

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

The Company had no realized losses on sales of its investments during the years ended December 31, 2017, 2016 and 2015. In 2017 and 2016, the Company had net purchases of investments, of $38.1 million and $20.0 million, respectively.
The short-term investments in highly rated credit securities generally have minor to moderate fluctuations in the fair values from period to period. The Company monitors credit ratings, downgrades and significant events surrounding these securities in order to assess whether any of the impairments will be considered other-than-temporary. The Company did not identify any securities held as of December 31, 2017 and 2016 for which the fair value declined significantly below amortized cost and were considered other-than-temporary impairments.
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
Level 3
Except for Level 3 inputs related to intangible asset valuations described in Note 2, Acquisitions, the Company had no level 3 inputs as of December 31, 2017 and 2016.
The Company did not have any transfers between Level 1, Level 2 and Level 3 fair value measurements during the years presented as there were no changes in the composition in Level 1, 2 or 3.
The Company measures financial assets and liabilities at fair value on an ongoing basis. The estimated fair value of the Company's financial assets was determined using the following inputs at December 31, 2017 and 2016 (in thousands):

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2017	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$30,430	$30,430	$—	$—
Certificates of deposit (2)	16,576	—	16,576	—
U.S. government and agency obligations (2)	22,107	—	22,107	—
Corporate notes and obligations (2)	36,565	—	36,565	—
Foreign currency derivative contracts (3)	58		58
Total	$105,736	$30,430	$75,306	$—
Liabilities:
Foreign currency derivative contracts (4)	$238	$—	$238	$—
Total	$238	$—	$238	$—

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$328	$328	$—	$—
Certificates of deposit (2)	1,200	—	1,200	—
U.S. government and agency obligations (2)	19,352	—	19,352	—
Corporate notes and obligations (2)	18,714	—	18,714	—
Foreign currency derivative contracts (3)	76	—	76	—
Total	$39,670	$328	$39,342	$—
Liabilities:
Contingent consideration and related liabilities (4)	$53	$—	$53	$—
Total	$53	$—	$53	$—
_____________________________________________________________________________

(1)  Included in cash and cash equivalents on the consolidated balance sheets.
(2)  Included in short-term investments on the consolidated balance sheets.
(3) Included in prepaid and other current assets on the consolidated balance sheets.
(4) Included in accrued expenses on the consolidated balance sheets.
Derivative Financial Instruments
Details on outstanding foreign currency derivative contracts are presented below (in thousands):

		December 31,
		2017	2016
Notional amount of foreign currency derivative contracts		$9,123	$3,850
Fair value of foreign currency derivative contracts		$8,943	$3,873

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):
		Fair Value of Derivative Instruments
		December 31,
	Balance Sheet Location	2017	2016
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$58	$76

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses	$238	$53

The Company accounts for the derivative instruments at fair value, with changes in the fair value recorded as a component of interest income and other income (expense), net in the consolidated statements of comprehensive loss. During the year ended December 31, 2017 and 2016, such changes were immaterial.
Note 6—Balance Sheet Components
Property and equipment consisted of the following (in thousands):

	Estimated Useful Life	As of December 31,
		2017	2016
Equipment	3-8 years	$42,754	$38,770
Software	2-7 years	24,515	15,588
Furniture and fixtures	5 years	2,821	2,499
Leasehold improvements	Lease term up to 5 years	5,987	5,316
Construction in progress		16,295	1,462
Property and equipment, gross		92,372	63,635
Less: accumulated depreciation		35,314	28,179
Property and equipment, net		$57,058	$35,456

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $11.7 million, $8.0 million and $6.0 million, respectively.

During 2017, the Company significantly improved and expanded its data processing centers and incurred equipment and software costs. The Company entered into various financing agreements related to these purchases, with the current portion included in accrued expenses and the non-current portion included in other liabilities in the Company’s consolidated balance sheet.
Software includes the capitalization of certain internal software costs. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. Included in these capitalized costs are $0.1 million of stock-based compensation expenses.
Total prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2017	2016
Deferred commissions	$12,380	$9,477
Prepaid expenses	9,936	7,378
Other current assets	1,691	1,420
Total prepaid and other current assets	$24,007	$18,275

Accrued payroll and related expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Commissions	$6,772	$6,909
Vacation accrual	4,256	3,641
Bonus	5,608	3,599
Employee share purchase plan ("ESPP")	2,031	1,723
Accrued payroll related expenses	2,412	1,959
Total accrued payroll related expenses	$21,079	$17,831

Accrued expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Equipment financing arrangement	$8,095	$2,586
Holdback payable	4,551	1,300
Customer payments	2,136	1,078
Versata litigation settlement	—	465
Other accrued expenses	11,408	9,697
Total accrued expenses	$26,190	$15,126

Note 7—Contractual Obligations, Commitments and Contingencies
Contractual Obligations and Commitments
During the year ended December 31, 2017, the Company entered into various contractual obligations, long-term operating lease obligations and unconditional purchase commitments. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) and purchase commitments as of December 31, 2017 are as follows (in thousands):

	Unconditional Purchase Commitments (1)	Operating Lease Commitments (2)

Year Ending December 31:
2018	$21,591	$5,051
2019	16,903	4,691
2020	6,012	4,731
2021	—	4,450
2022	—	2,162
2023 and beyond	—	1,074
Future minimum payments	$44,506	$22,159

(1)
Primarily represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: software purchases, data center equipment purchases and maintenance agreements. In addition, amounts include unconditional purchase agreements during the normal course of business with various vendors for future services.

(2)
The Company has facilities under several non-cancellable operating lease agreements that expire at various dates through 2025. The Company's rent expense for the years ended December 31, 2017, 2016 and 2015 was $4.7 million, $3.6 million and $3.0 million, respectively.

Contractual cash obligations that are cancellable upon notice and without significant penalties are not included in the table above.

Included in non-current deposits and other assets in the consolidated balance sheets at December 31, 2017 is restricted cash of $1.4 million and security deposits of $0.3 million, and at December 31, 2016 security deposits of $0.2 million, related to leased facilities. The restricted cash represents investments in certificates of deposit required by landlords to meet security deposit requirements for the leased facilities.

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
Unrecognized Tax Benefit
As of December 31, 2017, the total gross unrecognized tax benefit before the impact of the valuation allowance was $3.7 million, including immaterial interest and penalties. The Company has made an election to recognize the interest and penalties as a component of income tax expense. If recognized, the amount of the unrecognized tax benefit that would impact the tax expense is $0.4 million. It is possible that the amount of existing unrecognized tax benefits may decrease within 12 months as a result of statute of limitations lapses in some of the jurisdictions, however, an estimate of the range cannot be made.
Revolver Line of Credit

During the third quarter of 2017, the Company terminated its May 2014 credit agreement with Wells Fargo Bank that provided for a revolving loan in an amount not to exceed $15.0 million. The Company did not have a balance outstanding when it terminated this arrangement.
Letter of Credit
The Company obtained a $1.4 million letter of credit in October 2016 for its leased space in Dublin, California. The letter of credit will expire on October 1, 2018. As of December 31, 2017, there was no balance outstanding under this line of credit.
The letter of credit is secured by cash collateral, which is treated as restricted cash and recorded in deposits and other non-current assets on the balance sheet. Prior to obtaining the cash collateral, the Company secured the letter of credit with the revolver line of credit with Wells Fargo Bank that was entered into in May 2014, and was terminated during the third quarter of 2017.

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
The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liability on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, contract disputes, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. At December 31, 2017, the Company has not recorded any such liabilities in accordance with accounting for contingencies. However, litigation is subject to inherent uncertainties and the Company's view on these matters may change in the future.
Note 8—Net Loss Per Share
Basic net loss per share is calculated by dividing net loss for the period by the weighted average common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common shares, which includes the exercise of outstanding common stock options, the release of restricted stock, and purchases of shares under the ESPP to the extent these shares are dilutive. For the years 2017, 2016 and 2015, the diluted net loss per share calculation was the same as the basic net loss per share calculation as all potential common shares were anti-dilutive.
Diluted net loss per share does not include the effect of the following potential weighted average common shares because to do so would be anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Restricted stock	3,433	3,667	2,728
Stock options	308	548	883
ESPP	86	66	10
Total	3,827	4,281	3,621

The weighted average exercise price of stock options excluded for 2017, 2016 and 2015 was $6.74, $6.66 and $6.21, respectively.
Note 9—Stock-Based Compensation
Stockholder-Approved Stock Option and Incentive Plans
In June 2013, the 2013 Stock Incentive Plan ("2013 Plan") became effective upon the approval of the Company's Board of Directors and stockholders. The Company initially reserved 3,469,500 shares of common stock for issuance under the 2013 Plan, in 2015, the Company reserved an additional 5,000,000 and, in 2017, the Company reserved an additional 4,700,000 shares of common stock for issuance under the 2013 Plan. Under the 2013 Plan, the Company's Board of Directors (or an authorized subcommittee) may grant stock options or other types of stock awards, such as restricted stock, performance-based restricted stock units ("PSU"), restricted stock units ("RSU"), stock bonus awards or stock appreciation rights. Incentive stock options may be granted only to the Company's employees. Nonstatutory stock options and other stock-based awards may be granted to employees, consultants or non-employee directors. These options vest as determined by the Board of Directors (or an authorized subcommittee), generally over four years. No stock options were granted in 2017, 2016 and 2015. The restricted stock units and performance-based restricted stock units also vest as determined by the board, generally over three years.

Shares Available for Grant
A summary of the Company's shares available for grant are as follows:

	Year Ended December 31,
	2017	2016	2015
	(Number of Shares)
Beginning Available	2,515,596	4,358,989	770,511
Authorized	4,700,000	—	5,000,000
Granted	(2,167,049)	(2,160,627)	(1,865,864)
Cancelled	980,924	317,234	454,342
Ending Available	6,029,471	2,515,596	4,358,989

Expense Summary
Stock-based compensation expenses of $33.4 million, $29.1 million and $18.6 million was recorded during 2017, 2016 and 2015, in the consolidated statements of comprehensive loss. The table below sets forth a summary of stock-based compensation expense as follows (in thousands).

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation:
Stock Options	$326	$579	$613
RSU	25,572	20,452	13,524
PSU	5,989	6,517	3,505
ESPP	1,533	1,575	950
Total stock-based compensation	$33,420	$29,123	$18,592

The table below sets forth the functional classification of stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation:
Cost of recurring revenue	$1,748	$1,639	$1,237
Cost of services and other revenue	2,338	2,097	1,149
Sales and marketing	9,318	9,244	5,488
Research and development	7,126	5,147	3,031
General and administrative	12,890	10,996	7,687
Total stock-based compensation	$33,420	$29,123	$18,592

In 2017, the Company capitalized $0.1 million of share-based compensation expense to capitalized software as discussed in the property and equipment section of Note 6, Balance Sheet Components.
Determination of Fair Value
The fair value of service-based awards is estimated based on the market value of the Company’s stock on the date of grant. A portion of the PSU's granted during 2016 are based on relative total shareholder return and therefore are subject to a market condition. As a result, the fair value of performance awards is calculated using a Monte Carlo simulation model that estimates the distribution of the potential outcomes of the grants of performance awards based on simulated future index of the peer companies.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton valuation model. No stock options were granted during 2017, 2016 and 2015. The fair value of each ESPP share is estimated on the beginning date of the offering period using the Black-Scholes-Merton valuation model and the assumptions noted in the following table.

Year Ended December 31,
	2017	2016	2015
Employee Stock Purchase Plan:
Expected life (in years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	1.11% to 1.24%	0.45% to 0.57%	0.25% to 0.38%
Volatility	31% to 32%	33% to 43%	39% to 40%
Dividend Yield	—	—	—

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
Restricted Stock Units and Performance-based Restricted Stock Units
As of December 31, 2017, the Company had $30.9 million of unrecognized compensation expense, net of forfeitures, for time-based restricted stock units, which it expects to recognize over a weighted-average period of 1.77 years, and $5.4 million of unrecognized compensation expense, net of forfeitures, for performance-based restricted stock units, which it expects to recognize over a weighted-average period of 1.30 years.
Restricted stock units and performance-based restricted stock unit activity is summarized below:

	Restricted Stock Units			Performance-Based Restricted Stock Units
	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Unreleased as of December 31, 2014	2,174,923			526,114
Granted	1,446,908			418,956
Released	(1,453,595)			(89,314)
Forfeited	(169,472)			(58,997)
Unreleased as of December 31, 2015	1,998,764			796,759
Granted	2,098,302			62,325
Released	(1,293,244)			—
Forfeited	(87,856)			—
Unreleased as of December 31, 2016	2,715,966			859,084
Granted	1,632,209			534,840
Released	(1,758,855)			(712,881)
Forfeited	(284,102)			—
Unreleased as of December 31, 2017	2,305,218	0.79	$66,044	681,043	1.30	$19,512
Vested and Expected to Vest as of December 31, 2017	2,127,463	0.79	$60,952	620,640	1.26	$17,781

Restricted stock units and performance-based restricted stock units granted to employees are not considered outstanding at the time of grant, as the holders of these units are not entitled to dividends and voting rights. Unvested restricted stock units are not considered outstanding in the computation of basic net loss per share.
Performance-based Restricted Stock Units
    In 2017, the Company granted performance-based restricted stock units with vesting contingent on successful attainment of annualized SaaS revenue growth and Non-GAAP annual operating margin targets over the three-year period from January 1, 2017 through December 31, 2019. During 2017, expense of $1.8 million, net of forfeiture, was recognized.
In 2016, the Company granted performance-based restricted stock units with vesting contingent on attainment of pre-set quota for the EMEA region over the three-year period from January 1, 2016 through December 31, 2018 and performance-based restricted stock units with vesting contingent upon the Company's relative total shareholder return over the same three-year period compared to the Company's 2016 executive compensation peer group companies. During 2017 and 2016, $0.1 million and $0.4 million, respectively of expense, net of forfeiture, was recognized.
In 2015, the Company granted performance-based restricted stock units with vesting contingent on successful attainment of annualized SaaS revenue growth over the three-year period from July 1, 2015 through June 30, 2018. The Company records stock-based compensation expense on a straight-line basis over the requisite service period. In 2017, 2016, and 2015, $3.8 million, $3.1 million, and $0.7 million respectively of expense, net of forfeiture, was recognized.
In 2014, the Company granted performance-based restricted stock units with vesting contingent on annualized SaaS revenue growth over the three-year period from January 1, 2014 through December 31, 2016, and on the Company's relative total shareholder return over the same three-year period compared to an index of 17 SaaS companies. The Company records stock-based compensation expense on a straight-line basis over the requisite service period. In 2017, expense of $0.3 million, net of forfeiture was recognized. There was no expenses recorded in the second, third and fourth quarter of 2017. And in 2016 and 2015, $3.0 million and $2.8 million, respectively of expense, net of forfeiture, was recognized.
Stock Options
As of December 31, 2017, the Company had no unrecognized compensation expense. No stock options were granted during the years ended December 31, 2017, 2016 and 2015. The total intrinsic value of stock options exercised was $4.3 million, $2.2 million and $4.9 million for 2017, 2016 and 2015, respectively. The total cash received from employees as a result of stock option exercises was $1.6 million, $1.3 million, and $2.0 million for 2017, 2016 and 2015, respectively.
Stock option activity is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	1,175,961	$5.89
Exercised	(452,554)	4.63		$4,913
Forfeited	(50,760)	6.21
Outstanding as of December 31, 2015	672,647	6.63
Exercised	(197,879)	6.73		2,232
Forfeited	(45,000)	5.74
Outstanding as of December 31, 2016	429,768	6.68
Exercised	(246,894)	6.44		4,252
Outstanding as of December 31, 2017	182,874	$6.99	5.39	$3,961
Vested and Expected to Vest as of December 31, 2017	182,874	$6.99	5.39	$3,961
Exercisable as of December 31, 2017	182,874	$6.99	5.39	$3,961

As of December 31, 2017, the range of exercise prices and weighted average remaining contractual life of outstanding options are as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.31 - $4.31	4,688	5.33	$4.31	4,688	$4.31
$5.27 - $5.27	15,000	4.43	5.27	15,000	5.27
$6.01 - $6.01	4,000	0.24	6.01	4,000	6.01
$6.25 - $6.25	15,000	5.43	6.25	15,000	6.25
$6.59 - $6.59	13,130	5.49	6.59	13,130	6.59
$6.67 - $6.67	40,000	5.58	6.67	40,000	6.67
$7.69 - $7.69	88,056	5.66	7.69	88,056	7.69
$10.35 - $10.35	3,000	5.83	10.35	3,000	10.35
$4.31 - $10.35	182,874	5.39	$6.99	182,874	$6.99

Employee Stock Purchase Plan
The Company's ESPP, which was adopted in 2003 and amended and restated in 2013, qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. The ESPP is designed to enable eligible employees to purchase shares of the Company's common stock at a discount on a periodic basis through payroll deductions. Each offering period under the ESPP covers 12 months and consists of two consecutive six-month purchase periods. The purchase price for shares of common stock purchased under the ESPP is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period and the fair market value of the Company's common stock on the last day of each purchase period. The Company issued approximately 308,000, 277,000 and 256,000 shares under the ESPP during the years ended December 31, 2017, 2016 and 2015, respectively. The weighted-average fair value of stock purchase rights granted under the ESPP during 2017, 2016 and 2015 was $6.52, $4.54 and $4.61 per share respectively.
As of December 31, 2017, the Company had $0.4 million of unrecognized compensation expense related to ESPP subscriptions that will be recognized over 0.3 years.
Note 10—Stockholders' Equity
Preferred Stock
The Company's certificate of incorporation authorizes 5,000,000 shares of undesignated preferred stock with a par value of $0.001, of which no shares were outstanding as of December 31, 2017 and 2016.
Common Stock
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

Note 11—Income Taxes
The following is a geographical breakdown of consolidated income (loss) before income taxes by income tax jurisdiction (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$(21,253)	$(19,164)	$(13,000)
Foreign	760	1,326	643
Total	$(20,493)	$(17,838)	$(12,357)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(19)	$(20)	$4
State	—	(4)	3
Foreign	1,306	973	992
Deferred:
Federal	(1,176)	272	148
State	62	21	1
Foreign	(393)	(114)	(357)
Provision (benefit) for income taxes	$(220)	$1,128	$791

Provision for income tax was a benefit in 2017 compared to an expense in 2016 which was primarily due to the benefits obtained from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) in which the Company's initial analysis of the impact of this Tax Act resulted in a provisional federal discrete tax benefit of $1.6 million in the period ending December 31, 2017. The tax benefit is primarily driven by the corporate rate reduction and the reassessment of the realizability of our deferred tax assets and liabilities. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the deferred tax re-measurements, realizability of net deferred tax assets/liabilities, and transition tax to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”). This benefit was offset by an increase in sales to foreign customers subject to withholding taxes.

On December 22, 2017, this Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities.
SAB 118 provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. However, in accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The provision for income taxes differs from the expected tax benefit computed by applying the statutory federal income tax rates to consolidated loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Federal tax at statutory rate	$(6,968)	$(6,065)	$(4,200)
State taxes, net of benefit	—	—	4
Non-deductible expenses	4,043	2,156	781
Deductible expenses	(8,364)	(210)	(181)
Foreign taxes	656	408	415
Tax benefit due to the reduction of valuation allowance	12,698	5,476	4,423
Research and experimentation credit	(726)	(637)	(451)
Impact of tax reform on goodwill deferred tax liabilities	(1,559)	—	—
Provision for income taxes	$(220)	$1,128	$791

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
Deferred tax accounts consist of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$55,508	$58,215
Accrued expenses	580	1,600
Unrealized gain/loss on investments	120	72
Research and experimentation credit carryforwards	18,051	15,086
Capitalized research and experimentation costs	16,064	19,558
Deferred stock compensation	4,232	7,717
Gross deferred tax assets	94,555	102,248
Less valuation allowance	(92,582)	(101,698)
Total deferred tax assets, net of valuation allowance	1,973	550
Deferred tax liabilities:
Property and equipment and intangibles	(2,697)	(1,479)
Goodwill	(1,303)	(574)
Gross deferred tax liabilities	(4,000)	(2,053)
Net deferred tax liabilities	$(2,027)	$(1,503)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the period in which the temporary differences are deductible, the Company recorded a valuation allowance against the deferred tax assets for which it believes it is not more likely than not to be realized. As of December 31, 2017 and 2016, a valuation allowance has been recorded on all deferred tax assets, except the deferred tax assets related to some of its foreign subsidiaries, based on the analysis of profitability for those subsidiaries.
The net decrease in the valuation allowance for 2017 was $9.1 million, mainly due to the release of the valuation allowance because of the Tax Act driven by the rate reduction and the reassessment of the realizability of the Company's deferred assets and liabilities. In 2016, the valuation allowance increased by $5.1 million.
As of December 31, 2017, the Company had net operating loss carryforwards for federal and California income tax purposes of $221.3 million and $43.0 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards, if not utilized, will expire over 20 years beginning in 2018. The California net operating loss carryforward, began to expire in 2018.
The Company also has research credit carryforwards for federal and California income tax purposes of approximately $10.6 million and $11.8 million, respectively, available to reduce future income taxes. The federal research credit carryforward, if not utilized, will expire over 20 years beginning in 2019. The California research credit carries forward indefinitely.
Federal and California tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change, as defined in Section 382 of the Internal Revenue Code. The Company's ability to utilize its net operating loss and tax credit carryforwards are subject to limitations under these provisions.
The Company has not provided for federal income taxes on all of the non-U.S. subsidiaries' undistributed earnings because such earnings are intended to be indefinitely reinvested. The residual U.S. tax liability, if such amounts were remitted, would be nominal.
The activity related to the Company's unrecognized tax benefits is set forth below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$3,467	$3,213	$3,037
Decreases related to prior year tax positions	(39)	(31)	(59)
Increases related to current year tax positions	359	313	239
Reductions to unrecognized tax benefits as a result of a lapse of applicable statute of limitations	(51)	(28)	(4)
Ending balance (1) (2)	$3,736	$3,467	$3,213
(1) 2017 ending balance consists of $3.4 million of the unrecognized tax benefits which reduced deferred tax assets, and $0.3 million was included in other liabilities on the consolidated balance sheets.
(2) 2016 ending balance consists of $3.1 million of the unrecognized tax benefits which reduced deferred tax assets, and $0.4 million was included in other liabilities on the consolidated balance sheets.
If recognized, $0.4 million of the unrecognized tax benefits at December 31, 2017 would reduce the Company's annual effective tax rate. The Company also accrued an immaterial amount of potential penalties and interest related to these unrecognized tax benefits during 2017, and in total, as of December 31, 2017, the Company recorded a liability for potential penalties and interest of $0.1 million. The Company recognized interest and penalties related to unrecognized tax benefits within the provision for income tax (benefit) expense line in the consolidated statement of comprehensive loss. Accrued interest and penalties are included in the other non-current liability line on the consolidated balance sheets. The Company classified the unrecognized tax benefits as a non-current liability on the consolidated balance sheets, as it does not expect any payment of incremental taxes over the next 12 months. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. All tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2009 through 2017 tax years generally remain subject to examination by their respective tax authorities.
Note 12—Employee Benefit Plan
In 1999, the Company established a 401(k) tax-deferred savings plan ("401(k) Plan"), whereby eligible employees may contribute a percentage of their eligible compensation up to the maximum allowed under IRS rules. In 2017, the Company matched 50% of each dollar that a participating employee contributed to their 401(k) Plan, up to a maximum of $2,000 annually. In 2016, the Company matched 50% of each dollar that a participating employee contributed to their 401(k) Plan, up to a maximum of $1,000 annually. The vesting of the Company's 2016 contributions to a participating employee’s 401(k) Plan is based on the participating employee's years of service and in 2017 the contributions vest immediately. During the years ended December 31, 2017 and 2016, the Company recognized approximately $1.4 million and $0.6 million, respectively, in expense related to the 401(k) Plan match.

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
The following table summarizes revenue by geographic areas (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States and Canada	$205,361	$168,957	$142,276
EMEA	29,525	22,888	17,695
Asia Pacific	12,762	10,265	9,627
Other	5,443	4,608	3,489
	$253,091	$206,718	$173,087

No individual country outside of the U.S. accounted for more than 10% of the Company's property, plant and equipment as of December 31, 2017 and 2016.
As of December 31, 2017, the Company's goodwill balance was $96.1 million, of which $44.0 million was located in the U.K., Ireland (EMEA) and Australia (Asia Pacific) and the Company's intangible asset balance of $36.6 million, of which $25.5 million was located in the U.K., Ireland (EMEA) and Australia (Asia Pacific). No other individual country outside the U.S. accounted for more than 10% of goodwill and intangible asset balance as of December 31, 2017.
The Company's customer base consists of businesses throughout the United States and Canada, EMEA, Asia Pacific, Latin America, Middle East and Africa. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. As of December 31, 2017 and 2016, the Company had no customers comprising greater than 10% of net accounts receivable. Further, in 2017, 2016 and 2015, no single customer accounted for more than 10% of the Company's total revenue.

Note 14 - Subsequent Event
On January 29, 2018, the Company announced that it had entered into an agreement and plan of merger (the "Merger Agreement") with SAP America Inc. ("SAP") and Emerson One Acquisition Corp., pursuant to which SAP will acquire the Company. The Company's board of directors has unanimously approved the transaction. The transaction is expected to close in the second quarter of 2018, subject to adoption of the Merger Agreement by holders of a majority of the Company's outstanding common stock entitled to vote thereon, clearances by the relevant regulatory authorities, and other customary closing conditions.

Supplementary Data (unaudited)
The following tables set forth unaudited supplementary quarterly financial data for 2016 and 2017. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2017
Total revenue	$58,141	$61,263	$64,176	$69,511	$253,091
Gross profit	$35,179	$36,809	$39,262	$43,349	$154,599
Net loss	$(6,898)	$(7,347)	$(3,827)	$(2,201)	$(20,273)
Basic and diluted net loss per share	$(0.11)	$(0.11)	$(0.06)	$(0.03)	$(0.31)
Weighted average common shares (basic and diluted)	64,368	65,079	65,624	65,995	65,272

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2016
Total revenue	$48,378	$49,751	$52,507	$56,082	$206,719
Gross profit	$30,155	$31,282	$32,330	$34,873	$128,641
Net loss	$(4,535)	$(5,687)	$(3,947)	$(4,797)	$(18,966)
Basic and diluted net loss per share	$(0.08)	$(0.10)	$(0.07)	$(0.08)	$(0.32)
Weighted average common shares (basic and diluted)	56,690	57,098	58,009	63,663	58,852

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
(b)   Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Our management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on these criteria. In addition, our independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting as of the reporting date.
(c)   Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
PART III
The information required by Part III of Form 10-K is incorporated by reference herein from the Proxy Statement for our 2018 annual meeting of stockholders or an amendment to this Form 10-K.
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
2.1
Agreement and Plan of Merger, dated January 29, 2018, by and among SAP America, Inc., Emerson one Acquisition Corp. and Callidus Software Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 000-50463) filed with the Commission on January 30, 2018)

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K (File No. 000-50463) filed with the Commission on January 30, 2018)
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

10.2	First Amendment to Sublease between Oracle America, Inc. and Callidus Software Inc. dated August 8, 2016.
10.4+	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.1 to the Company's Form 10-Q (File No. 000-50463) filed with the Commission on August 9, 2010)
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

10.18+	Offer Letter between Callidus Software Inc. and Roxanne Oulman dated November 14, 2016.
10.19
Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (File No. 000-50463) filed with the Commission on May 13, 2014)

10.20
Amendment Number One, dated August 29, 2014, to Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (File No. 000-50463) filed with the Commission on August 6, 2015)

10.21
Amendment Number Two, dated September 11, 2014, to Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (File No. 000-50463) filed with the Commission on August 6, 2015)

10.22
Amendment Number Three, dated September 16, 2014, to Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q (File No. 000-50463) filed with the Commission on August 6, 2015)

10.23
Agreement between Callidus Software Inc. and Versata Software, Inc., Versata Development Group, Inc., and Versata, Inc. dated November 13, 2014 (incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K/A (File No. 000-50463) filed with the Commission on May 1, 2015)

10.25+
Letter Agreement, dated January 29, 2018, by and between Callidus Software Inc. and Leslie Stretch (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (File No. 000-50463) filed with the Commission on January 30, 2018)

10.26+
Letter Agreement, dated January 29, 2018, by and between Callidus Software Inc. and Roxanne Oulman (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K (File No. 000-50463) filed with the Commission on January 30, 2018)

10.27+
Letter Agreement, dated January 29, 2018, by and between Callidus Software Inc. and Jimmy Duan (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K (File No. 000-50463) filed with the Commission on January 30, 2018)

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
_________________________________________________________________________________________________________________
#    Filed herewith
+    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 28, 2018.

CALLIDUS SOFTWARE INC.

By:	/s/ ROXANNE OULMAN
Roxanne Oulman, Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ LESLIE J. STRETCH		February 28, 2018
Leslie J. Stretch	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ ROXANNE OULMAN		February 28, 2018
Roxanne Oulman	Executive Vice President, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

/s/ CHARLES M. BOESENBERG		February 28, 2018
Charles M. Boesenberg	Chairman of the Board

/s/ MARK A. CULHANE		February 28, 2018
Mark A. Culhane	Director

/s/ KEVIN M. KLAUSMEYER		February 28, 2018
Kevin M. Klausmeyer	Director

/s/ NINA L. RICHARDSON		February 28, 2018
Nina L. Richardson	Director

/s/ MURRAY D. RODE		February 28, 2018
Murray D. Rode	Director

/s/ JAMES D. WHITE		February 28, 2018
James D. White	Director