Form 10-K/A
period 2017-12-31
CALLIDUS SOFTWARE INC
filed 2018-03-22
CIK 1035748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No.1)

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2017, as reported on The Nasdaq Stock Market, was approximately $1,545 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of February 15, 2018, the Registrant had 66,460,419 of its common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2018 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because we may not file a definitive proxy containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Further, because no financial statements are included in this Amendment No. 1, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Unless expressly indicated or the context requires otherwise, the terms “Callidus,” “company,” “we,” “us,” and “our” in this document refer to Callidus Software Inc., a Delaware corporation.

CALLIDUS SOFTWARE INC.

FORM 10-K/A

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table provides information regarding our executive officers and directors as of February 15, 2018:

Name	Age	Position(s)
Leslie J. Stretch	56	President, Chief Executive Officer and Director
Roxanne Oulman	46	Executive Vice President, Chief Financial Officer
Jimmy Duan	55	Executive Vice President, Chief Technology Officer
Charles M. Boesenberg	69	Director
Mark A. Culhane	58	Director
Kevin Klausmeyer	59	Director
Nina L. Richardson	59	Director
Murray D. Rode	53	Director
James D. White	57	Director

Leslie J. Stretch has served as our President and Chief Executive Officer (“CEO”) since 2007 and has served as a director on our board of directors since 2008. Mr. Stretch was our Senior Vice President, Global Sales, Marketing and On-Demand Business in 2007, and before that he served as our Senior Vice President, Worldwide Sales from 2006 to 2007 and Vice President, Worldwide Sales from 2005 to 2006. Mr. Stretch currently serves on the advisory council of Warburg Pincus LLC, a private equity firm. Prior to joining Callidus, Mr. Stretch served as Interim Chief Executive Officer for The Hamsard Group, plc., a software solutions and services provider, in the United Kingdom. Previously, Mr. Stretch served in a variety of roles at Sun Microsystems, Inc. a computer networking company, most recently as Senior Vice President of Global Channel Sales. Prior to joining Sun Microsystems, Inc. (since acquired by Oracle Corporation), Mr. Stretch served in a variety of roles at Oracle Corporation, UK, an enterprise software provider. Mr. Stretch holds a B.A. in Economics and Economic History from the University of Strathclyde and a Postgraduate Diploma in Computer Systems Engineering from the University of Edinburgh.

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

Charles M. Boesenberg has served as a director of Callidus since 2006, as Executive Chairman of the Board from 2007 to 2008, and as Chairman of the Board since 2008. From 2002 to 2006, Mr. Boesenberg served as Chief Executive Officer and Chairman of the Board at NetIQ Corporation, a provider of integrated systems and security management solutions. Prior to joining NetIQ, Mr. Boesenberg held senior executive positions at IBM Corporation, a multinational technology and consulting corporation, and Apple Inc., a global provider of various products and related software, peripherals and services, and served as President and Chief Executive Officer of Central Point Software Inc., Magellan Navigation, Inc. and Integrated Systems Inc. Previously, Mr. Boesenberg was a director of Boingo Wireless, Inc., Silicon Graphics International Corp., Websense, Inc., Keynote Systems, Inc., Ancestry.com Inc., Interwoven Inc., Symantec Corporation, Macromedia, Inc. and Maxtor Corporation. Mr. Boesenberg holds a B.S. in Mechanical Engineering from the Rose Hulman Institute of Technology and a M.S. in Business Administration from Boston University. Mr. Boesenberg is a veteran leader adept at implementing and advancing strategic initiatives, negotiating mergers and acquisitions, managing corporate operations and guiding executives. His familiarity and skill in interacting with the investment community also adds to his value to our board of directors.

Mark A. Culhane has served as a director of Callidus since 2010 and is currently Executive Vice President and Chief Financial Officer of Teradata Corporation, a leading provider of data and analytics solutions. From 2012 to 2016, Mr. Culhane was Chief Financial Officer at Lithium Technologies, Inc., a software company that helps companies better connect with their customers. From 2001 to 2012, Mr. Culhane was Executive Vice President and Chief Financial Officer of DemandTec, Inc., an IBM Corporation company that provides consumer demand management solutions. Previously, Mr. Culhane worked at iManage, Inc., a provider of e-business content and collaboration software, SciClone Pharmaceuticals, Inc., an international biopharmaceutical company, and at the public accounting firm Price Waterhouse. Mr. Culhane currently serves as a director of privately-held UserZoom Technologies, Inc., a leader in user experience testing and research. Mr. Culhane earned his B.S. in Business Administration from the University of South Dakota. Our board of directors believes that Mr. Culhane’s extensive experience in key operational and financial positions, along with his decade of work as an auditor, provide the board of directors and our audit committee with valuable insight and perspectives regarding public company accounting, particularly in light of our focus on recurring revenues.

Kevin M. Klausmeyer has served as a director of Callidus since 2013. He also currently serves on the board of directors of Hortonworks, Inc., a public company that develops and supports an open source data platform, and various privately-held companies, including Unitrends, Inc., a data back-up and disaster recovery software company. Mr. Klausmeyer also previously served on the boards of Quest Software, Inc. and Sourcefire, Inc., both public companies, acquired by Dell Inc. and Cisco Systems, Inc., respectively. From 2006 to 2011, Mr. Klausmeyer was Chief Financial Officer of The Planet, Inc., one of the pioneers in the infrastructure-as-a-service (IaaS) market. Before joining The Planet, Mr. Klausmeyer was Chief Financial Officer of RLX Technologies, Inc., a developer of management and provisioning software, and of PentaSafe Security Technologies, Inc., an enterprise security management software provider. Mr. Klausmeyer previously held positions with BMC Software, Inc., an IT management software company, and spent 13 years in public accounting with Arthur Andersen LLP. Mr. Klausmeyer graduated from the University of Texas with a B.B.A. in Accounting. Mr. Klausmeyer’s extensive experience with companies in the software and technology industry, deep understanding of the complex financial and operational issues facing global companies, and extensive knowledge of accounting principles and financial reporting rules and regulations represent a valuable skillset for our board of directors.

Nina L. Richardson has served as a director of Callidus since February 2017. Ms. Richardson has over 30 years of experience in engineering, manufacturing, sales, supply chain management and global operations and has held executive positions in a variety of industries, including consumer electronics, technology, energy, lighting and manufacturing. She currently serves as managing director of Three Rivers Energy, a company she cofounded in 2004. From 2013 to 2015, Ms. Richardson served as Chief Operating Officer of GoPro, Inc., a consumer technology company. She sits on the boards of two other public companies, Zayo Group Holdings, Inc., a global provider of communications infrastructure services, and Silicon Laboratories Inc., a provider of silicon, software and solutions for the Internet of Things. Ms. Richardson also serves on the boards of two private biomedical organizations, the board of a nonprofit organization, We Care Solar, and is an advisor to two private companies, Eargo Inc. and Zoox Corp. She is a former director of Silicon Graphics International Corp. Ms. Richardson holds a B.S. in Industrial Engineering from Purdue University and an Executive M.B.A. from Pepperdine University. As a proven executive with decades of experience across a variety of industries, Ms. Richardson adds a valuable perspective to our board of directors.

Murray D. Rode has served as a director of Callidus since 2014. Mr. Rode is currently Chief Executive Officer and a director of TIBCO Software Inc., a private company that enables digital business solutions for its customers by interconnecting everything — systems, processes, APIs and data — in real time and providing augmented intelligence for everyone, from business users to data scientists. Mr. Rode began his career with TIBCO’s predecessor company in 1995. He was instrumental in the creation of TIBCO Software in 1997, its subsequent public offering in 1999 and its sale to Vista Equity Partners in 2014. He has held a diverse set of roles during his tenure at TIBCO prior to becoming CEO, including Chief Operating Officer, Chief Financial Officer and Executive Vice President, Strategic Operations. Mr. Rode was a management consultant before joining TIBCO and holds a B.A. degree from the University of Alberta, Canada. Mr. Rode’s knowledge of the software industry and his extensive operational expertise add an important perspective to our board of directors.

James D. White has served as a director of Callidus since July 2016. Mr. White is the former Chairman, President and CEO of Jamba, Inc., a restaurant retailer, and is credited with the turnaround and transformation of Jamba, Inc. to a healthy living brand. He spent the balance of his three decade career in executive roles, including at Safeway, Inc., The Gillette Company, Ralston Purina Petcare Co. and The Coca-Cola Company. Mr. White currently sits on several corporate boards, including the Adtalem Global Education Inc. and Panera Bread Company, and on several non-profit boards, including Juma Ventures and Conscious Capitalism. Previously, Mr. White served on the boards on Hillshire Brands Company and Keane, Inc. Mr. White holds an M.B.A. from Fortbonne University and a B.S. from the University of Missouri. The board of directors believes that Mr. White’s extensive executive experience with global companies is an important asset that assists our board of directors and management as Callidus continues to scale and grow.

Executive Officers

Our executive officers are designated by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Board of Directors and Corporate Governance

Our board of directors, which is elected by our stockholders, is responsible for directing and overseeing our business and affairs. In carrying out its responsibilities, the board selects and monitors our top management, provides oversight of our financial reporting processes, and determines and implements our corporate governance policies.

Our board of directors and management are committed to good corporate governance to ensure that we are managed for the long-term benefit of our stockholders, and we have a variety of policies and procedures to promote such goals. To that end, during the past year, our board and management periodically reviewed our corporate governance policies and practices to ensure that they remain consistent with the requirements of the U.S. securities laws, SEC rules, and the listing standards of The Nasdaq Stock Market (“Nasdaq”). In doing so, our board of directors also reviewed current best practices of similarly situated public companies.

Besides verifying the independence of the members of our board of directors and committees (which is discussed in the section entitled “Independence of the Board of Directors” below), at the direction of our board of directors, we also:

•                  periodically review and make necessary changes to the charters for our audit and qualified legal compliance, compensation and nominating and corporate governance committee (the “NCG committee”);

•                  have established disclosure control policies and procedures in accordance with the requirements of the Sarbanes-Oxley Act and the rules and regulations of the SEC;

•                  have a procedure in place for receipt and treatment of anonymous and confidential complaints or concerns regarding audit or accounting matters; and

•                  have a code of business conduct and ethics that applies to our officers, directors and employees.

In addition, we have adopted a set of corporate governance guidelines. The NCG committee is responsible for reviewing our corporate governance guidelines from time to time and reporting and making recommendations to the board of directors concerning corporate governance matters. Our corporate governance guidelines address matters such as:

•                  Director Independence — Independent directors must constitute a substantial majority of our board of directors.
Monitoring Board Effectiveness — The board of directors must conduct an annual self-evaluation of the board of directors and its committees.

•                  Chairman of the Board — The role and responsibilities of the Chairman of the Board are generally described in our corporate governance guidelines, as described under the section entitled “Board Leadership Structure” below.

•                  Executive Sessions of Directors — The Chairman of the Board and/or the independent chairpersons of the applicable committees regularly lead meetings among non-employee directors without management present.

•                  Board Access to Independent Advisors — Our board of directors as a whole, and each of its committees separately, have authority to retain independent consultants, counselors or advisors as each deems necessary or appropriate.

•                  Board Committees — All members of the audit, compensation and NCG committees are independent in accordance with applicable Nasdaq criteria.

Copies of our corporate governance guidelines, code of business conduct and ethics, and committee charters can be found on our Internet website at www.calliduscloud.com/about-us/investor-relations/corporate-governance/.

Meetings of the Board of Directors

Our board of directors held twelve regular meetings and three Strategic Advisory Committee meetings in 2017. Each director attended at least 75% of the aggregate number of meetings of the board and committees on which such director served that were held during 2017. Under our corporate governance guidelines, directors are expected to be active and engaged in discharging their duties and keeping themselves informed about our business and operations. Directors are also expected to make every effort to attend all meetings of the board of directors and of the committees on which they serve, and are invited and encouraged to attend our annual and special meetings of stockholders.

Risk Oversight

The role of our board of directors in our risk oversight process includes receiving regular reports from senior management on areas of material risk to our business, including operational, financial, legal and regulatory, strategic, ethical and reputational risks. Our board has formalized this process by establishing a Corporate Compliance Program and appointing a Chief Compliance Officer to oversee its operations. The entire board of directors (or an appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from the Chief Compliance Officer, as well as additional comments or recommendations from any member of senior management, to enable it to understand our risk identification, risk management and risk mitigation processes and strategies. Additionally, when a committee receives a report on a particular risk, the chairperson of the relevant committee may also report on the discussion to the entire board of directors during the committee reports portion of the next meeting of the board. This enables the board and its committees to coordinate the risk oversight role.

Code of Business Conduct and Ethics

We have a code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. During 2017, no waivers were granted from any provision of the code of business conduct and ethics.

A copy of our code of business conduct and ethics is available on our Internet website at www.calliduscloud.com/about-us/investor-relations/corporate-governance/ and may also be obtained without charge by contacting our Secretary at Callidus Software Inc., 4140 Dublin Boulevard, Suite 400, Dublin, California 94568. We intend to post any amendments to or waivers from our code of business conduct and ethics (to the extent applicable to our principal executive officer, principal financial officer or principal accounting officer) on our website referred to above.

Stockholder Communications with the Board of Directors

Stockholders and other parties interested in communicating directly with the board of directors may do so by writing to: Board of Directors, c/o Callidus Software Inc., 4140 Dublin Boulevard, Suite 400, Dublin, California 94568 or by e-mail to callidusboard@calliduscloud.com. Stockholders and others may direct their correspondence to the Chairperson of the board or to our Secretary. Concerns relating to accounting, internal controls or auditing matters are brought to the attention of our audit committee and handled in accordance with applicable procedures established by the audit committee.

Independence of the Board of Directors

Consistent with our corporate governance guidelines and Nasdaq rules, our board of directors has determined that all of the members of our board of directors other than our CEO are “independent directors.” All members of the audit and qualified legal compliance committee, the compensation committee, and the NCG committee are “independent directors.”

Board Leadership Structure

The positions of CEO and Chairman of the Board are separate. The board of directors believes that separating these roles provides the right foundation to pursue strategic and operational objectives, while maintaining effective oversight and objective evaluation of corporate performance.

Our Chairman of the Board is an independent director. Mr. Boesenberg currently serves as our Chairman of the Board.

The board of directors has the authority, with input of the NCG Committee, to define the duties of each or both of those roles, as they may change from time to time. Some of the duties allocated by the board to these two positions include:

•                  presiding at meetings of the board of directors;

•                  presiding at executive sessions of the independent directors;

•                  serving as a liaison between the CEO and the independent directors and leading the process of the CEO’s annual evaluation;

•                  approving meeting agendas for the board of directors;

•                  approving meeting schedules to assure that there is sufficient time for discussion of all items;

•                  the authority to call meetings of the independent directors; and

•                  being available for consultation and direct communication if requested by major stockholders.

Executive Sessions

The board of directors regularly holds executive sessions without executive management present. Board executive sessions are led by the Chairman of the Board, and committee executive sessions are led by the applicable independent committee chairperson. Any director can request additional executive session(s) to be scheduled.

Compensation Plans Risk Assessment

As part of its oversight function, our board of directors and our compensation committee in particular, along with our management team, considers potential risks when reviewing and approving various compensation plans, including executive compensation. Based on this review, our board has concluded that such compensation plans, including executive compensation, do not encourage risk taking to a degree that is reasonably likely to have a materially adverse impact on us or our operations.

Committees of the Board of Directors

The board of directors uses committees to work on certain issues in more detail than would be reasonable at a meeting of the full board of directors. Each committee reviews the progress and results of its meetings with the full board of directors and makes recommendations to the board of directors as and when appropriate. The board presently has three standing committees: an audit committee (which also serves as our qualified legal compliance committee), a compensation committee, and a nominating and corporate governance committee. Each director who served on a committee attended at least 75% of all meetings of each such committee held during 2017. Each of the three standing committees of the board of directors described below operates pursuant to a written committee charter that is available to stockholders on our Internet website at www.calliduscloud.com/about-us/investor-relations/corporate-governance/.

Director	Independent Director	Audit and Qualified Legal Compliance Committee	Compensation Committee	Nominating and Corporate Governance Committee	Strategic Advisory Committee
Charles M. Boesenberg	X	X		X	X
Mark A. Culhane	X	X
Kevin M. Klausmeyer	X	X		X	X
Nina L. Richardson	X		X
Murray D. Rode	X		X
Leslie J. Stretch					X
James D. White	X		X	X

Audit Committee and Qualified Legal Compliance Committee

The audit committee and qualified legal compliance committee currently consist of:

Mark A. Culhane (Chair)
Charles M. Boesenberg
Kevin M. Klausmeyer

The audit committee met six times in 2017. Each of Messrs. Culhane, Boesenberg and Klausmeyer is “independent” as defined by current Nasdaq listing standards and meets the independence requirements of the Exchange Act, including without limitation Rule 10A-3, and qualifies as a “financial expert” as defined in the SEC rules. The audit and qualified legal compliance committee charter was amended and restated on March 6, 2014 and is available on our Internet website at www.calliduscloud.com/about-us/investor-relations/corporate-governance/. Pursuant to its charter, the audit committee is responsible for the oversight of the quality and integrity of our financial statements, our compliance with legal and regulatory requirements, the qualifications and independence of our independent auditors, the performance of our independent auditors and other significant financial matters. As more fully described in its charter, the audit committee, among other things:

•                  has the sole authority to appoint, compensate, retain, oversee and terminate the independent auditors;

•                  reviews and approves the scope of the annual audit;

•                  reviews and pre-approves the engagement of our independent auditors to perform audit and non-audit services and related fees;

•                  reviews the integrity of our financial reporting process;

•                  reviews our financial statements, disclosures and filings with the SEC;

•                  reviews funding and investment policies;

•                  reviews and approves an annual report of the audit committee for inclusion in the proxy statement for our annual meeting of stockholders;

•                  reviews disclosures from our independent auditors regarding independence standards;

•                  reviews and, if appropriate, approves, related-party transactions and/or other conflicts or potential conflicts of interest; and

•                  annually reviews and assesses its performance and the adequacy of its charter.

The members of our audit committee also act as our qualified legal compliance committee (“QLCC”). The QLCC is responsible for reviewing any reports it receives from attorneys representing us or our subsidiaries of a material violation or breach arising under United States federal or state laws. The QLCC has the authority and responsibility to adopt written procedures for the confidential receipt, retention and consideration of any report of violations, and to determine whether an investigation is necessary. The QLCC also has authority to initiate investigations and recommend that we implement appropriate measures in response to such reported violations. The audit committee, acting as the QLCC, reports to the board of directors at least once a year on any reports received and investigations conducted. No violations or beaches were reported in 2017. The QLCC acts only by majority vote.

Compensation Committee

The compensation committee currently consists of:

Murray D. Rode (Chair)
Nina L. Richardson
James D. White

The compensation committee met four times in 2017. The board of directors has determined that each of the members of the compensation committee is: (i) a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act, (ii) an “outside director” as defined pursuant to Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, and (iii) “independent” as defined by current Nasdaq listing standards, including the enhanced independence requirements for compensation committee members. The compensation committee charter was amended and restated on April 28, 2016 and is available on our Internet website at www.calliduscloud.com/about-us/investor-relations/corporate-governance/. As more fully described in its charter, the compensation committee, among other things:

•                  oversees our compensation and benefits policies generally;

•                  evaluates the performance of our senior executives and reviews our management succession plans;

•                  oversees and sets compensation for our senior executives other than our CEO and advises and makes compensation recommendations to the board of directors for our CEO and directors;

•                  reviews and approves an annual discussion and analysis on executive compensation for inclusion in this Amendment No.1;

•                  reviews and approves any employment, severance and change of control agreements with our senior executives, as well as any other compensation arrangements; and

•                  annually reviews and assesses its performance and the adequacy of its charter.

A copy of the compensation committee charter can be accessed electronically at www.calliduscloud.com/about-us/investor-relations/corporate-governance/. For more information regarding the compensation committee’s processes and use of consultants, see the discussion in the “Compensation Discussion and Analysis” section of this Amendment No.1.

Compensation Consultant

The compensation committee retains Frederic W. Cook & Co., Inc. (“FW Cook”) to advise the compensation committee on marketplace trends and provide guidance with respect to peer company practices involving executive compensation, management proposals for compensation programs, and executive officer compensation decisions. FW Cook evaluates our equity compensation programs generally, and also consults with the compensation committee about its recommendations to the board of directors on CEO and director compensation.

Consultant Independence

The independence of FW Cook is discussed in the section below entitled “Executive Compensation—Compensation Discussion and Analysis.”

Nominating and Corporate Governance Committee

The NCG committee currently consists of:

Charles M. Boesenberg (Chair)
Kevin M. Klausmeyer
James D. White

The NCG committee met three times in 2017. The board of directors has determined that each of the members of the NCG committee is “independent” as defined under current Nasdaq listing standards. The NCG committee charter was amended and restated on March 6, 2014 and is available on our Internet website at www.calliduscloud.com/about-us/investor-relations/corporate-governance/. As more fully described in its charter, the NCG committee, among other things:

•                  makes recommendations to our board of directors regarding nominees to the board of directors proposed for election by our stockholders as well as individuals to be considered to fill any vacancies that may occur on the board of directors;

•                  establishes criteria for membership on the board of directors and its committees, including criteria as to director independence;

•                  oversees the process for evaluating the performance of our board of directors and its committees;

•                  evaluates the current composition, organization and governance of our board of directors and its committees, determines future requirements and makes recommendations to our board of directors for approval;

•                  annually reviews and evaluates its performance, including compliance with its charter; and

•                  develops and recommends to the board of directors our corporate governance guidelines and code of business conduct and ethics and oversees compliance therewith.

Strategic Advisory Committee

The Strategic Advisory Committee currently consists of:

Charles M. Boesenberg
Kevin M. Klausmeyer
Leslie J. Stretch

The Strategic Advisory Committee was formed in September 2017 to work with our management and our outside advisors on, and to facilitate consideration and review by our board of directors of, our strategic alternatives.  The Strategic Advisory Committee met three times in 2017.

Consideration of Director Nominees

Stockholder Nominees

Our bylaws permit stockholders to nominate directors for consideration at our annual stockholder meeting. If any materials are provided by a stockholder in connection with the nomination of a director candidate, such materials are forwarded to the NCG committee. The NCG committee’s policy is to consider properly submitted stockholder nominations. In evaluating all director nominations, the NCG committee seeks to balance an individual’s knowledge, experience and capabilities and compliance with the membership criteria set forth below under “Director Qualifications.”

Director Qualifications

Our corporate governance guidelines apply membership criteria to nominees recommended by the NCG committee for a position on our board of directors. These include judgment, diversity, age, skills, background and experience in light of the board of directors’ present composition and the current challenges and needs of the board of directors and its committees. The NCG committee also takes into account the independence, financial literacy and financial expertise standards required under our corporate governance guidelines and committee charters and applicable laws and regulations, and the ability of the candidate, in light of the candidate’s present activities and our corporate governance guidelines, to devote the necessary time and attention to serving as a director and a committee member. Each director must represent the interests of all stockholders. While we take into account diversity of background and experience when we identify director candidates, we do not have a formal policy that requires nominees to meet specific criteria.

Identifying and Evaluating Nominees for Directors

The NCG committee utilizes a variety of methods to identify and evaluate director nominees. The NCG committee regularly assesses the appropriate size of the board of directors and whether any vacancies are expected. In the event that vacancies are anticipated or otherwise arise, the NCG committee decides whether to fill such vacancies and, if so, considers various potential candidates. Candidates may come to the attention of the NCG committee through current board of director members, professional search firms engaged by the NCG committee, stockholders or others. These candidates are evaluated at regular or special meetings of the NCG committee and may be considered at any point during the year.

Section 16(a) Beneficial Ownership and Reporting Compliance

Our directors and officers, and any persons who own more than 10% of our common stock, are required under Section 16(a) of the Exchange Act, as amended to file initial reports of ownership and reports of changes in ownership with the SEC (“Section 16(a) filings”). Specific due dates have been established by the SEC, and we are required to disclose in this report any failure to file by those dates. Based solely upon our review of the copies of such reports for fiscal 2017 as furnished to us and written representations from our directors and officers, we believe that all directors, officers, and greater-than-10% beneficial owners have made all required Section 16(a) filings on a timely basis for such fiscal year other than the Form 4 amendment that was filed for Mr. Klausmeyer on February 2, 2017 to report an option exercise that occurred on November 16, 2015.

Item 11. Executive Compensation

Compensation Discussion and Analysis

In this section, we discuss and analyze the 2017 compensation of our:

•                  Chief Executive Officer (“CEO”) Leslie Stretch;

•                  Chief Financial Officer (“CFO”) Roxanne Oulman; and

•                  Chief Technology Officer (“CTO”) Jimmy Duan.

We refer to these individuals herein as our “named executive officers” or “NEOs.”

Compensation Setting Process

Compensation Philosophy

Our compensation committee and board of directors believe that, in order for us to increase stockholder value over the long term, we should compete for and retain talented executives who are motivated to achieve challenging strategic business objectives.  Our executive compensation program seeks to align the interests of our NEOs with those of our stockholders by rewarding performance that meets or exceeds goals established by the board of directors to promote our success and increase stockholder value over the long term.  In line with our pay for performance philosophy, our executive compensation program is designed to:

•                  attract and retain highly-qualified executives in a competitive market;

•                  reward performance of executives in furtherance of important corporate goals;

•                  reinforce fair and competitive compensation;

•                  focus the executive team on our operating goals by tying a substantial portion of their compensation to performance targets to which they are held accountable; and

•                  maintain a balance between short-term incentive compensation that is largely paid in cash and long-term incentive compensation in the form of equity awards.

The components of our executive compensation program consist of base salaries, incentive-based cash bonuses, and equity awards with performance- and time-based vesting. Total compensation for each NEO, and the relative size of each compensatory element, is determined by the compensation committee (or by the board of directors, in the case of our CEO) considering relevant factors in light of the goals listed above. For example, because the CEO has a larger impact on our performance than anyone else on the executive team, his total compensation is greater than that of other NEOs and a larger portion of his total target compensation is tied to our stock price and meeting specific financial measures, making it “variable” and creating greater incentive for him to achieve these financial measures, which the compensation committee and board of directors believe is important to increasing stockholder value.

At our 2017 annual meeting of stockholders, the non-binding advisory vote on executive compensation for our NEOs as described in the proxy statement for that meeting was approved by the holders of over 96% of the shares that voted on the proposal. The compensation committee and board of directors believe the results of this stockholder vote generally affirm our approach to executive compensation policies and decisions.

The Compensation Committee’s Role

The compensation committee oversees our executive compensation program, including review and approval (or recommending to our board of directors for approval) of the compensation arrangements for our NEOs. The compensation committee engaged FW Cook as its independent compensation consulting firm, to provide advice with respect to executive compensation matters, including guidance on peer company practices. FW Cook interacts with management as necessary and reports directly to the compensation committee, and its chairperson in particular. The compensation committee has the sole authority to direct FW Cook’s work. FW Cook did not perform any other consulting or other services for our management in 2017. The compensation committee reviewed FW Cook’s independence in 2017, including a review of the applicable factors pursuant to SEC rules, and concluded that its work did not raise any conflicts of interest.

The compensation committee reviews and approves our general compensation policies to ensure that they complement one another and align with our overall corporate goals and policies, and do not encourage overly aggressive risk taking.  Additionally, the compensation committee oversees our equity incentive plans, including reviewing and approving (or recommending to the board of directors for approval) all equity awards to our NEOs. The compensation committee may delegate some of its responsibilities to the compensation committee chairperson or a subcommittee.

Determining Executive Compensation

In determining total compensation that is designed to retain, reward and motivate individual NEOs, the compensation committee considers various factors, including the scope of the NEO’s job, the importance of the NEO’s responsibilities to the accomplishment of our significant business objectives, expected value of the NEO’s contribution to our success, anticipated changes in our business plans and their potential impact on the NEO’s responsibilities, individual performance, our recent financial performance, and market competitiveness.

The compensation committee’s review includes a comparison of each primary element of executive compensation with peer group practices because the compensation committee believes that the base salaries, incentive-based cash bonuses and equity awards for our NEOs should be comparable to practices among our peers, particularly with respect to the markets we target for hiring and retention. However, the compensation committee (and board of directors, in the case of our CEO), does not set compensation levels to meet any specific benchmarks, and only uses this data as a point of reference to set compensation at levels consistent with the competitive market. After reviewing the analysis and recommendations of FW Cook in July 2016, the compensation committee approved the following peer group for 2017 compensation consisting of public software companies that have a business-to-business or Software-as-a-Service business model, revenues up to $550 million, and a market capitalization of up to $3.5 billion:

Broadsoft, Inc.	Intralinks Holdings, Inc.*	QAD Inc.
Cornerstone OnDemand, Inc.	Jive Software, Inc.*	RealPage, Inc.
Cyber-Ark Software Ltd.	LogMeIn, Inc.	RingCentral, Inc.
Ebix, Inc.	Medidata Solutions, Inc.	SPS Commerce, Inc.
Ellie Mae, Inc.	Paylocity Holding Corporation	The Ultimate Software Group, Inc.
Fleetmatics Group PLC*	Proofpoint, Inc.	Zendesk, Inc.
HubSpot, Inc.	PROS Holdings, Inc.

* Subsequently acquired.

Cash Compensation

In 2017, cash compensation for our NEOs consisted of:

•                  base salary, which is a fixed amount generally reviewed annually; and

•                  incentive-based cash bonuses, subject to the achievement of specified business operating goals and our overall corporate profitability goals.

The compensation committee believes that the levels of cash compensation paid to our NEOs are competitive with market practices and appropriate to motivate our NEOs. In determining total target cash compensation for specific NEOs, the compensation committee considers, among other factors, recommendations from our CEO for NEOs other than himself.

The compensation committee allocated our NEO’s cash compensation between base salary and incentive-based cash bonus based on various criteria, including:

•           market data provided by the compensation committee’s independent compensation consultant;

•           our CEO’s recommendations and an internal review of each NEO’s compensation and performance, both individually and relative to other executives; and

•           each individual’s tenure as one of our NEOs.

Base Salaries

The compensation committee considers salary increases for our NEOs on an annual basis, setting salaries based on corporate objectives and the recommendations of Mr. Stretch after assessing each NEO’s performance. A similar process is used by the board of directors in setting Mr. Stretch’s salary. The CEO does not provide recommendations on his own salary. The compensation committee also reviews FW Cook’s analysis of salary ranges for various executive positions, based on data from our approved list of peer companies.  In February 2017, following such a review, the compensation committee and board of directors decided not to change the base salary of Mr. Stretch, Ms. Oulman, and Mr. Duan from 2016. The compensation committee and board of directors based their decisions on several factors, including each NEO’s target pay mix, performance, retention objectives and competitive market data. The following table shows the 2017 base salary amount for each NEO:

Name and Position	2017 Base Salary
Leslie J. Stretch, Chief Executive Officer	$500,000
Roxanne Oulman, Executive Vice President, Chief Financial Officer	$350,000
Jimmy Duan, Executive Vice President, Chief Technology Officer	$346,500

Leslie J. Stretch, Chief Executive Officer

The compensation committee recommended, and board of directors decided, not to change Mr. Stretch’s base salary for 2017 in order to emphasize long-term equity compensation in his overall target pay mix, which was in line with trends in our peer group.

Roxanne Oulman, Executive Vice President, Chief Financial Officer

The compensation committee decided not to change Ms. Oulman’s base salary for 2017 in order to emphasize the incentive-based components in her overall target pay mix, which was in line with trends in our peer group, and because her salary had been recently set when she was appointed CFO in November 2016.

Jimmy Duan, Executive Vice President, Chief Technology Officer

The compensation committee decided not to change Mr. Duan’s base salary for 2017 in order to emphasize the incentive-based components in his overall target pay mix, which was in line with trends in our peer group.

Incentive-Based Cash Bonuses

In order to promote a pay-for-performance environment, we use incentive-based cash bonus arrangements, which are based on our achievement of specific corporate goals.  This cash compensation is “variable” because the executive receives such incentive compensation only to the extent that we achieve minimum performance targets and such payments do not affect achievement of our overall corporate profitability goals.

2017 Executive Profit-Sharing Plan

In February 2017, the compensation committee approved our 2017 Executive Profit-Sharing Plan (“2017 Profit-Sharing Plan”), which is summarized in the table below and applies to our CEO and CFO. Under the 2017 Profit-Sharing Plan, operating margin and SaaS annual revenue growth were selected as the executive compensation performance metrics for 2017. The compensation committee selected these performance metrics to promote the advancement of our long-term business objectives.  Each goal was weighted 50% and rewarded independently of the other. For each performance goal, achievement of the threshold and target metrics resulted in payouts of 50% and 100%, respectively, of the target bonus apportioned to such performance goal. If actual performance fell between the threshold and target, linear interpolation was used. No payout was made for performance below the threshold level and payouts could not exceed 100% of the target bonus. Consistent with prior years, payments under the 2017 Profit-Sharing Plan were paid only to the extent that such bonus payments do not affect our overall corporate profitability goals.  In 2017, we achieved operating margin of 9.5% and SaaS annual revenue growth of 31%, resulting in a calculated payout under the plan of 75% of the target bonus, which payouts were made to the NEOs in March, 2018.

Performance Goal	Description	Weighting	Achievement Level	Payout
Operating Margin	2017 operating margin	50%	Threshold: 9.5% Target: 10.5%	50% of target 100% of target
Revenue Growth	SaaS annual revenue growth	50%	Threshold: 25.0% Target: 30.0%	50% of target 100% of target

Leslie J. Stretch, Chief Executive Officer

Based on Mr. Stretch’s current and historic cash compensation, the cash compensation paid to CEOs at our peer group companies, and the recommendations of FW Cook, the compensation committee recommended, and the board of directors approved, setting Mr. Stretch’s target bonus under the 2017 Profit-Sharing Plan at 100% of his base salary during 2017 (i.e., $500,000), which percentage was unchanged from the prior year.  Mr. Stretch’s compensation under the 2017 Profit-Sharing Plan represented a larger portion of his total target cash compensation than for our other NEOs because the compensation committee and the board of directors believed that his position has a more direct impact on achievement of our corporate objectives and stockholder value. Consequently, a greater proportion of his compensation was “variable,” and the compensation committee and the board of directors believed that this aligned his incentives with the interests of our stockholders. Mr. Stretch earned 75% of his target bonus or $375,000 for 2017 performance under the 2017 Profit-Sharing Plan.

Roxanne Oulman, Executive Vice President, Chief Financial Officer

The compensation committee kept Ms. Oulman’s target bonus percentage under the 2017 Profit-Sharing Plan unchanged from the prior year at 65% of her base salary during 2017 (i.e., $227,500) based on their assessment of the impact her position has on our results, the compensation paid to comparable positions among our peer group companies, and the CEO’s recommendation.  Ms. Oulman earned 75% of her target bonus or $170,625 for 2017 performance under the 2017 Profit-Sharing Plan.

Incentive-Based Cash Bonus for Jimmy Duan, Executive Vice President, Chief Technology Officer

In order to more closely align Mr. Duan’s bonus targets with his primary responsibilities, the compensation committee decided that instead of participating in the 2017 Profit-Sharing Plan, Mr. Duan’s bonus for 2017 would be tied to (1) customer retention and (2) professional services revenue and professional services margin. The compensation committee selected these performance metrics to promote the advancement of our long-term business objectives.  Each goal was weighted 50% and rewarded independently of the other. For each performance goal, achievement of the target metrics resulted in a payout of 100% of the target bonus apportioned to such performance goal. Mr. Duan’s target bonus percentage for 2017 was 75% of his base salary (i.e., $259,875) based on their assessment of the impact his position has on our results, the compensation paid to comparable positions among our peer group companies, and the CEO’s recommendation. In 2017, based on our quarterly and annual customer attrition, services revenue and services margin, the calculated bonus payout to Mr. Duan was 42.4% of his target bonus or $110,258.

Other

In addition, our compensation committee retains the right to make discretionary cash bonus payments in meritorious circumstances. We paid no such discretionary cash bonuses to our NEOs in 2017.

Equity Compensation

Our compensation committee believes that equity compensation should be a substantial element of our executive compensation arrangements because equity encourages executives to think like stockholders and primarily rewards long-term company performance and value creation, which aligns the interests of our NEOs with those of our stockholders. The type and amounts of equity compensation in 2017 were based on a review of market and peer group data and guidance from the compensation committee’s compensation consultant. The compensation committee (and in the case of Mr. Stretch, the board of directors) determines what amount of equity compensation is appropriate for each NEO relative to peer group data based on a variety of factors, including:

•                  in the case of our NEOs other than the CEO, the recommendation of the CEO;

•                  guidance from the compensation committee’s compensation consultant;

•                  the role and scope of responsibilities of each NEO;

•                  the experience, performance, expected future contributions, and tenure of each NEO;

•                  the NEO’s target total cash compensation;

•                  compensation of the NEO’s peers within the company;

•                  the relative amounts of RSUs and PSUs in the NEO’s equity compensation;

•                  our performance and the importance of the NEO’s responsibilities in accomplishing our corporate objectives;

•                  our burn rate and trends in our stock price; and

•                  the need for additional retention incentives (including an assessment of the retention value of each recipient’s unvested equity awards).

Accordingly, the compensation committee (and board of directors) used its judgment to arrive at the equity compensation types and levels that would enhance our ability to retain our NEOs and provide them with sufficient incentive to help us achieve our long-term performance objectives. The compensation committee (and board of directors) considered levels of equity compensation for our NEOs that it believed were competitive with market conditions (as reflected by our compensation peer group) and executives holding comparable positions at our compensation peer group companies, as well as the other factors described above.  The compensation committee (and board of directors) does not determine the size of equity awards for NEOs based on a specific formula, but rather through the exercise of the compensation committee’s (or board of director’s) judgment after considering these factors.

For 2017, the equity compensation for NEOs consisted of both time-based RSUs and performance-based PSUs. The compensation committee utilized time-based RSUs, vesting over three years, to encourage retention of NEOs. One-third of these RSUs vest on the first anniversary of the grant date and the remaining two-thirds vest in eight equal installments on the last calendar days of May, August, November and February over two years thereafter, subject to the NEO’s continued service. This vesting schedule for RSUs is referred to as our standard time-based vesting.

In addition, to align our NEOs’ interests with those of our stockholders and in line with our pay for performance philosophy, the compensation committee utilized PSUs. Pursuant to the original terms, these PSUs would vest contingent on the achievement of two performance goals: (i) annual non-GAAP operating margin over the three-year period from January 1, 2017 through December 31, 2019, and (ii) annualized SaaS revenue growth over the three-year period from January 1, 2017 through December 31, 2019. The compensation committee believed that the selection of these performance metrics would promote the advancement of our long-term business objectives.  Each performance goal would be weighted 50% and rewarded independently of the other. The achievement levels and payout percentages for the performance goals for performance during 2017 are set forth below.  If actual performance were to fall between the levels set by the compensation committee, linear interpolation would be used to determine the amount of PSUs earned, provided that no payout would be made for performance below the threshold levels and the maximum amount of PSUs that could vest with respect to a performance goal would be 200% of the target amount. Annual non-GAAP operating margin would be measured at the end of each fiscal year of the three-year performance period, to determine the potential payout for that performance goal and that year.  The PSUs would, to the extent earned, vest on the third anniversary of the grant date.  This vesting schedule for PSUs is referred to as our standard performance-based vesting.

Performance Goal	Description	Achievement Level	Payout
Non-GAAP Operating Margin	2017 non-GAAP operating margin	Threshold: 9.5% Target: 10.5% Maximum: 11.5%	50% of target 100% of target 200% of target
Revenue Growth	SaaS annual revenue growth	Threshold: 20% Target: 27% Midpoint: 30% Maximum: 33%	50% of target 100% of target 150% of target 200% of target

The terms of the equity compensation granted to our NEOs in 2017 are described below.

Leslie J. Stretch, Chief Executive Officer

In February 2017, the board of directors awarded Mr. Stretch 97,323 time-based RSUs with a grant date fair value of $2.0 million and standard time-based vesting as described above. The board of directors also awarded Mr. Stretch a target PSU award of 145,984 shares with a grant date fair value of $3.0 million and standard performance-based vesting as described above. The board of directors determined Mr. Stretch’s RSU and PSU award amounts and terms after consideration of the compensation committee’s recommendation, market data and related guidance from the compensation committee’s compensation consultant, the level of Mr. Stretch’s target total cash compensation, Mr. Stretch’s performance, input from institutional investors, and the other factors described above. The size of the award was not determined based on a specific formula, but rather through the exercise of the judgment of the compensation committee and the board of directors after considering these factors. In particular, the compensation committee and board of directors decided to set the total value of Mr. Stretch’s equity compensation at an amount slightly higher than that of 2016 based on a review of his existing equity holdings, trends in the company’s peer group and in order to emphasize long-term equity compensation in his overall target pay mix.

Roxanne Oulman, Executive Vice President, Chief Financial Officer

In February 2017, the compensation committee awarded Ms. Oulman 25,547 RSUs with a grant date fair value of $525,000 and standard time-based vesting as described above. The compensation committee also awarded Ms. Oulman a target PSU award of 17,030 shares with a grant date fair value of $350,000 and standard performance-based vesting as described above. The compensation committee determined Ms. Oulman’s RSU and PSU award amounts after consideration of the recommendation of the CEO, market data and related guidance from the compensation committee’s compensation consultant, the level of Ms. Oulman’s target total cash compensation, Ms. Oulman’s performance and the other factors described above. The size of the award was not determined based on a specific formula, but rather through the exercise of the compensation committee’s judgment after considering these factors. In particular, the CEO and the compensation committee considered the level of compensation of our other executives and the broad scope of Ms. Oulman’s responsibilities relative to those of CFOs at peer companies.

Jimmy Duan, Executive Vice President, Chief Technology Officer

In February 2017, the compensation committee awarded 43,795 RSUs to Mr. Duan with a grant date fair value of $900,000 and standard time-based vesting as described above. The compensation committee also awarded Mr. Duan a target PSU award of 29,196 shares with a grant date fair value of $600,000 and standard performance-based vesting as described above. The compensation committee determined Mr. Duan’s RSU and PSU award amounts after consideration of the recommendation of the CEO, market data and related guidance from the compensation committee’s compensation consultant, the level of Mr.

Duan’s target total cash compensation, Mr. Duan’s performance and the other factors described above.  The size of the award was not determined based on a specific formula, but rather through the exercise of the compensation committee’s judgment after considering these factors. In particular, the CEO and the compensation committee considered the level of compensation of our other executives and the broad scope of Mr. Duan’s responsibilities relative to those of CTOs at peer companies.

2018 Compensation Matters

In January 2018, we entered into an Agreement and Plan of Merger with SAP America, Inc. (“SAP”) and Emerson One Acquisition Corp., a wholly-owned subsidiary of SAP (the “Merger Agreement”), pursuant to which the Company will become a wholly-owned subsidiary of SAP.  The consummation of the merger is subject to certain terms and conditions, including without limitation, the adoption of the Merger Agreement by an affirmative vote of the holders of a majority of the Company’s outstanding common stock. For more information about the proposed merger, including compensation and the treatment of outstanding options, time-based RSUs, and PSUs that may be paid or become payable to our named executive officers as a result of the proposed merger, please see our Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on January 30, 2018, and the Definitive Proxy Statement on Schedule 14A filed with the SEC on February 22, 2018.

PSU Letter Agreements

In connection with the proposed merger with SAP, in order to clarify how the performance goals will be measured at the effective time of the merger for purposes of determining pay-out levels, we entered into a letter agreement (“PSU Letter Agreement”) with each of our NEOs in respect of the treatment of each of their outstanding PSUs, granted in fiscal years 2015, 2016 and 2017, as applicable.  Pursuant to the PSU Letter Agreements, subject to the consummation of the merger, each NEO will be credited with a number of PSUs deemed to be earned based on actual performance levels through December 31, 2017, except that uncompleted performance periods for 2017 PSUs will be deemed to be earned at 100% of target, resulting in an assumed 92% achievement for the full 2017 — 2019 performance cycle.  Each PSU Letter Agreement provides that (1) the PSUs held by such NEO will be deemed earned and credited with the number of shares set forth below; (2) each vested share underlying the PSU held by such NEO after giving effect to the foregoing will convert into a right to receive the per share merger consideration of $36.00 and will remain subject to service-based vesting through the applicable performance period end date set forth below; and (3) any PSUs held by such NEO that are not credited as described below will be forfeited at the effective time of the merger for no consideration. Each PSU Letter Agreement will be null, void and have no force or effect if the Merger Agreement is terminated and the proposed merger does not occur.

Named Executive Officer	Fiscal Year Awarded	Performance Period End Date	Target Number of Shares	Number of Shares Credited (1)	Dollar Value of Shares Credited (2)($)
Leslie J. Stretch	2015 2016 2017	6/30/2018 12/31/2018 12/31/2019	134,228 35,714 145,984	234,899 55,713 133,819	8,456,364 2,005,668 4,817,484
Roxanne Oulman	2017	12/31/2019	17,030	15,610	561,960
Jimmy C. Duan	2015 2017	6/30/2018 12/31/2019	57,046 29,196	99,830 26,763	3,593,880 963,468

(1) This column sets forth the number of shares deemed earned and credited pursuant to the PSU Letter Agreements, described above, assuming the completion of the merger, representing 175% of target levels for the 2015 PSUs, 156% of target levels for the 2016 PSUs and 92% of target levels for the 2017 PSUs.

(2) The dollar value of the shares credited is calculated by multiplying the number of shares credited by the per-share merger consideration of $36.00.

Other Compensation Policies and Information

Other Benefits

Consistent with market practice in our industry, our NEOs have agreements that provide potential severance benefits, including equity award vesting acceleration, if termination or resignation occurs in connection with a change of control and without cause or for good reason (as those terms are defined in the agreements) (i.e., double-trigger).  The compensation committee believes that severance and change of control arrangements mitigate some of the risk that exists for executives working in an industry such as ours with significant acquisition activity, and incent executives to successfully execute and support particular transactions, such as if we were acquired.

These arrangements are also intended to attract and retain qualified executives who otherwise may pursue alternative employment that they perceive to be less risky absent potential severance benefits.  The compensation committee and our board of directors regularly review the benefits provided by these arrangements, and a detailed description (including a quantification of the benefits) is below in the section entitled “Change of Control Arrangements, Employment Contracts and Severance

Agreements.”  We do not provide tax gross-ups if an executive is subject to taxes as a result of severance or change of control benefits.

Our NEOs participate in employee benefit plans that are otherwise generally provided to our employees, including our employee stock purchase plan, 401(k) plan, internet allowance, and health and welfare benefits.  We do not provide additional benefits or perquisites to our NEOs that are not made available to other employees.

Corporate Policies

Insider Trading Policy; Equity Award Policy

We use our Insider Trading Policy (“Insider Trading Policy”) to administer compliance with laws and regulations involving securities trades, and we use our Equity Awards Administration Policy (“Equity Award Policy”) to avoid any appearance of impropriety with respect to the timing of equity awards.  Our Insider Trading Policy prohibits stock transactions by our board of directors and employees during specified windows, and prohibits hedging, pledging, short-selling and purchases of options (such as “puts” or “calls”) that involve our securities.  Our Equity Award Policy can be found on the investor relations page of our Internet website at www.calliduscloud.com.

Stock Ownership Policy

To further align the long-term interests of our NEOs and non-employee directors with those of our stockholders, our stock ownership guidelines require our NEOs and non-employee directors to maintain significant direct ownership in our common stock.  In particular, our Stock Ownership Policy mandates that our NEOs own shares of our common stock having an aggregate value at least equal to 100% of the officer’s annual base salary (300% in the case of our CEO). The Stock Ownership Policy also requires each non-employee member of the board of directors to own shares of our common stock having an aggregate value at least equal to three times the amount of the annual cash retainer that we pay directors for general service on our board of directors (i.e., excluding any additional retainers such as those paid for serving on committees or as chairperson).  Newly-hired or promoted NEOs are required to comply with our Stock Ownership Policy within three years following his or her hire or promotion date.  Newly-appointed or newly-elected directors must comply with our Stock Ownership Policy within three years following his or her appointment or election to the board of directors.

Each NEO and non-employee director remains subject to the Stock Ownership Policy as long as he or she continues to be employed by us or serving on the board of directors, respectively.  Exceptions may be made in extraordinary circumstances such as personal hardship.  We measure ongoing compliance with the Stock Ownership Policy annually, as of the record date of our annual meeting of stockholders (“Determination Date”), and value the shares held based on the higher of: (i) the price they were acquired or (ii) market value, with market value determined as the average daily closing price of our common stock over the 12 months immediately preceding the Determination Date.  To calculate stock ownership, shares underlying unexercised stock options are not included, while 65% of unvested RSUs (estimating net after tax shares assuming a 35% tax rate) are included. As of the record date of February 15, 2018, all of the individuals subject to the guidelines of our Stock Ownership Policy were in compliance with the Stock Ownership Policy.

Accounting and Tax Considerations

We account for stock-based awards made to all employees and non-employee directors, such as stock options, RSUs and PSUs, in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, including expensing stock options over the applicable vesting period.  From April 2006 until October 2011, we granted stock options with maximum terms of five years.  For any stock options granted after October 2011, the maximum term was increased from 5 to 10 years to mitigate the forfeiture rate experienced by our employees and non-employee directors.

Tax deductibility of executive compensation is not currently a material factor in determining executive compensation.  Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (“Code”), limits the tax deductibility of compensation in excess of $1 million received by certain of our executive officers.

Compensation Tables

Summary Compensation Table

Name and		Salary	Stock Awards		Non-Equity Incentive Plan Compensation	All Other Compensation
Principal Position	Year	($)	($) (1)		($) (2)	($)		Total ($)
	2017	$500,000	$4,999,959		$375,000	$2,990	(3)	$5,877,949
Leslie J. Stretch	2016	$500,000	$3,931,423		$242,872	$1,990		$4,676,285

President and Chief Executive Officer
	2015	$487,500	$3,999,982		$282,000	$1,780		$4,771,262
Roxanne Oulman (4)	2017	$350,000	$874,957		$170,625	$2,694	(3)	$1,398,276
Executive Vice President, Chief Financial Officer	2016	$260,000	$2,123,158	(5)	$71,705	$1,694		$2,456,557
	2017	$346,500	$1,499,965		$110,000	$2,686	(3)	$1,959,151
Jimmy Duan	2016	$342,375	$1,416,417		$108,107	$1,686		$1,868,585
Executive Vice President, Chief Technology Officer
	2015	$321,250	$1,699,983		$120,793	$1,772		$2,143,798

The amounts shown reflect the grant date fair value of stock options, RSUs and PSUs determined in accordance with FASB ASC Topic 718.  These amounts do not represent the actual amounts paid to or realized by the NEOs during the applicable year.  Pursuant to SEC rules, these amounts exclude the impact of estimated forfeitures related to time-based vesting conditions.  See Note 9 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 regarding assumptions underlying valuation of equity awards. Details of the 2017 stock awards can be found in “Compensation Tables — Grants of Plan-Based Awards During 2017” below.  Details regarding equity awards that are still outstanding can be found in “Compensation Tables —Outstanding Equity Awards at 2017 Year-End” below.  The amounts include the value of PSUs assuming achievement of 100% of the target award for PSUs and does not give effect to the PSU Letter Agreements.

(1)         Except as otherwise described in these footnotes, reflects amounts earned pursuant to our incentive-based cash bonus arrangements for the applicable year. Our 2017 incentive-based cash bonus arrangements are described above under “Compensation Discussion and Analysis — Incentive-Based Cash Bonuses.”

(2)         Includes $2,000 of matching contributions under our 401(k) plan, and the following amounts for life and accidental death and dismemberment insurance premiums: $990 for Mr. Stretch, $694 for Ms. Oulman, and $686 for Mr. Duan.

(3)         Ms. Oulman was not an NEO in 2015.

(4)         Includes an award granted in connection with Ms. Oulman’s promotion in 2016.

Grants of Plan-Based Awards During 2017

The following table sets forth information with respect to payments to our NEOs pursuant to our 2017 incentive-based cash bonus arrangements and equity granted during 2017:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)(2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#) (4)	Awards (5)
Leslie J. Stretch	2/15/2017	—	—	—	—	—	—	97,323	$2,788,304
	2/15/2017	—	—	—	36,496	145,984	291,968	—	$4,182,442
	—	$125,000	$500,000	$1,000,000	—	—	—	—	—

Roxanne Oulman	2/15/2017	—	—	—	—	—	—	25,547	$731,922
	2/15/2017	—	—	—	4,258	17,030	34,060	—	$487,909
	—	$113,750	$227,500	$455,000	—	—	—	—	—

Jimmy Duan	2/15/2017	—	—	—	—	—	—	43,795	$1,254,727
	2/15/2017	—	—	—	7,299	29,196	58,392	—	$836,465
	—	$129,937	$259,875	$259,875	—	—	—	—	—

(1)                For Mr. Stretch and Ms. Oulman, the 2017 Profit-Sharing Plan provided for two performance metrics weighted 50% each.

(2)                For Mr. Duan, the incentive-based cash bonus is based on (i) customer retention and (ii) professional services revenue and professional services margin, weighted 50% each.

Actual amounts paid for 2017 are set forth in “Compensation Tables — Summary Compensation Table” above.

(3)                As described above under “Compensation Discussion and Analysis — 2017 Equity Grants,” the performance metrics applicable to our NEOs provide for two performance metrics weighted 50% each: (i) annual non-GAAP operating margin over the three year period from January 1, 2017 through December 31, 2019, and (ii) annualized SaaS revenue growth over the three year period from January 1, 2017 through December 31, 2019.  Disclosure does not give effect to the PSU Letter Agreements.

(4)                As described above under “Compensation Discussion and Analysis — 2017 Equity Grants,” these awards are time-based RSUs, one-third of which vest on first anniversary of the grant date and the remaining two-thirds of which vest in eight equal installments on the last calendar day of May, August, November and February over two years thereafter.

(5)                The amounts represent the grant date fair value of RSUs and PSUs computed in accordance with FASB ASC Topic 718 and exclude the impact of estimated forfeitures related to time-based vesting conditions.  They do not represent the actual amounts paid to or realized by the NEOs during 2017 and also do not give effect to the PSU Letter Agreements.  See Note 9 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 regarding assumptions underlying valuation of equity awards.

Outstanding Equity Awards at 2017 Year-End

The following table provides information with respect to outstanding equity awards, including stock options, PSUs and RSUs, and applicable market values at the end of 2017 for our NEOs:

		Option Awards				Stock Awards (PSUs and RSUs)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (*)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(8)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(8)(*)
Leslie J. Stretch	8/30/2013 (1)	2,500	—	$7.69	8/30/2023	—	—	—	—
	7/15/2015 (2)	—	—	—	—	—	—	134,228	$3,845,632
	2/16/2016 (3)	—	—	—	—	83,338	$2,387,634	—	—
	2/16/2016 (4)	—	—	—	—	—	—	35,714	$1,023,206
	2/15/2017 (3)	—	—	—	—	97,323	$2,788,304	—	—
	2/15/2017 (5)	—	—	—	—	—	—	145,984	$4,182,442

Roxanne Oulman	7/31/2013 (6)	40,000	—	$6.67	7/31/2023	—	—	—	—
	8/15/2014 (7)	—	—	—	—	1,250	$35,813	—	—
	11/15/2014 (7)	—	—	—	—	3,726	$106,750	—	—
	7/15/2015 (3)	—	—	—	—	4,482	$128,409	—	—
	8/17/2015 (3)	—	—	—	—	759	$21,745	—	—
	2/16/2016 (3)	—	—	—	—	11,905	$341,078	—	—
	11/15/2016 (3)	—	—	—	—	55,559	$1,591,765	—	—
	2/15/2017 (3)	—	—	—	—	25,547	$731,922	—	—
	2/15/2017 (5)	—	—	—	—	—	—	17,030	$487,910

Jimmy Duan	8/30/2013 (1)	85,556	—	$7.69	8/30/2023	—	—	—	—
	7/15/2015 (2)	—	—	—	—	—	—	57,046	$1,634,368
	2/16/2016 (3)	—	—	—	—	35,716	$1,023,263	—	—
	2/15/2017 (3)	—	—	—	—	43,795	$1,254,727	—	—
	2/15/2017 (5)	—	—	—	—	—	—	29,196	$836,465

(1)         Options vest over a period of four years in equal monthly installments following the grant date.

(2)         Without giving effect to the PSU Letter Agreements, these PSUs vest on July 15, 2018, to the extent earned.

(3)         RSUs vest over a period of three years, with one-third vesting on the first anniversary of the grant date and the remaining two-thirds vesting in eight equal quarterly installments on the last calendar day of May, August, November, and February over two years thereafter.

(4)         Without giving effect to the PSU Letter Agreements, these PSUs vest on February 16, 2019, to the extent earned.

(5)         Without giving effect to the PSU Letter Agreements, these PSUs vest on February 15, 2020, to the extent earned.

(6)         Options vest over a period of four years, with 25% of the number of shares vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly installments over three years thereafter.

(7)         RSUs vest in equal quarterly installments over four years following the grant date.

(8)         The amounts in this column assume achievement of 100% of the target PSU award and do not give effect to the PSU Letter Agreements.

(*)         The amounts shown are based on a price of $28.65 per share, which was the closing price of our common stock as reported on The Nasdaq Stock Market on December 29, 2017 (the last trading day of the year).

Option Exercises and Stock Vested in 2017

The following table provides information with respect to stock options that were exercised, and PSUs and RSUs that vested, in 2017, for our NEOs:

	Option Awards		Stock Awards (PSUs and RSUs)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Leslie J. Stretch	25,000	$419,626	426,270	$9,230,819
Roxanne Oulman	—	—	91,669	$2,305,928
Jimmy Duan	—	—	176,397	$3,826,178

(1)         Represents the difference between the exercise price and the fair market value of our common stock on the date of exercise.

(2)         Represents the closing price of our common stock on the vesting dates multiplied by the number of shares that vested on that date.

Employment Contracts, Severance Arrangements and Change of Control Arrangements

Employment Contracts

We do not have fixed-term employment agreements with our NEOs. All of our NEOs are employed “at will.” We have agreements with all of our NEOs that contain severance and change of control arrangements.

Severance Arrangements and Change of Control Arrangements

The severance arrangements with our NEOs provide that if the NEO is terminated without cause or resigns for good reason (as those terms are defined in the agreements), the NEO will receive a lump sum severance payment equal to the base salary, target bonus, and cost of COBRA health benefits contributions as set forth below. The term “cause” means the occurrence of any one or more of the following (provided that, in the case of the first three events, the employee has 30 days after written notice from us to cure such action unless not reasonably susceptible to cure): (i) any material act of misconduct or dishonesty by the employee in the performance of his or her duties; (ii) any willful or material failure by the employee to perform his or her duties; (iii) any material breach of any employment agreement, confidentiality agreement or proprietary information agreement; or (iv) the employee’s conviction of (or pleading guilty or nolo contendere to) a misdemeanor involving theft, embezzlement, dishonesty or moral turpitude, or a felony. The term “good reason” includes: (i) any reduction in base salary or annual target bonus; (ii) any material reduction in other benefits; (iii) any material reduction in duties, responsibilities or authority; or (iv) a requirement to relocate more than 35 miles. The following table reflects the estimated lump sum severance payment each NEO would have been entitled to receive if terminated without cause effective as of December 31, 2017 provided that such NEO had signed a release of claims:

Name	Month Equivalent	Salary Equivalent	Target Bonus Equivalent (1)	Health Benefits (2)	Total Severance Benefits
Leslie J. Stretch	18	$750,000	$750,000	$46,733	$1,546,733
Roxanne Oulman	12	$350,000	$227,500	$12,121	$589,621
Jimmy Duan	9	$259,875	$191,250	$23,367	$469,617

(1)         The target bonus amounts are described above under “Cash Compensation — Incentive-Based Cash Bonuses”.

(2)         Amounts are based on an estimate of the cost of COBRA contributions for continued health care coverage.

If such termination without cause or for good reason occurs within 18 months after a change of control, the change of control arrangements with our NEOs provide that in addition to the NEO receiving the lump sum severance payment set forth above, the NEO’s existing awards of options, RSUs, and PSUs would immediately vest. If there had been a change of control in 2017 and the employment of one or more of our NEOs had been terminated by us without cause or by the NEO for good reason effective as of December 31, 2017, we estimate that the value of the acceleration of stock options, RSUs, and PSUs would have been as follows:

Name	Value of Unvested Time-Based RSUs (1)	Value of Unvested Performance-Based PSUs (1)(2)
Leslie J. Stretch	$5,175,938	$9,051,280
Roxanne Oulman	$2,957,482	$487,910
Jimmy Duan	$2,277,990	$2,470,833

(1)               Represents the $28.65 per share closing price of our common stock as reported on The Nasdaq Stock Market on December 29, 2017 (the last trading day of the year) multiplied by the number of unvested RSUs or PSUs, as applicable. Does not give effect to the PSU Letter Agreements.

(2)               The amounts in this column assume achievement of 100% of the target PSU award and do not give effect to the PSU Letter Agreements.

CEO Pay Ratio

Our ratio of the annual total compensation of our CEO to the median of the annual total compensation of all our employees (excluding our CEO and subject to the “de minimis” exemption described below) for 2017 is 63 to 1. We believe this ratio, which was calculated in a manner consistent with Item 402(u) of Regulation S-K, to be a reasonable estimate, based upon the assumptions and adjustments described below.  As disclosed in the 2017 Summary Compensation Table, the annual total compensation for 2017 for our CEO was $5,877,949. The median of the annual total compensation for 2017 for all our employees (subject to the “de minimus” exemption described below) was $92,867.38.  In identifying the median employee under Item 402(u), reporting companies are permitted to use reasonable estimates, assumptions and methodologies based on their own facts and circumstances.  As a result, the disclosure regarding the compensation of our median employee may not be directly comparable to similar disclosure by other reporting companies.

Calculation Methodology

We identified the employee with compensation at the median of the compensation of all of our employees (the “median employee”) by considering our employee population as of December 31, 2017 (the “employee population determination date”).  We considered all individuals, excluding our CEO, who were employed by us on a world-wide basis (including our consolidated subsidiaries) on the employee population determination date, whether employed on a full-time, part-time, seasonal or temporary basis, including employees on a partial year leave of absence, subject to the application of the “de minimis” exemption.

The de minimis exemption allows us to exclude up to 5% of our total employees who are non-U.S. employees.  Our total number of employees, including U.S. and non-U.S. employees as of the employee population determination date was 1,302, and we used this number to calculate the maximum number of employees excludable under the de minimis exemption. Accordingly, in identifying the median employee, we used the de minimis exemption to exclude the following numbers of employees who are employed in the following countries: Canada (1), Germany (9), Hong Kong (1), Ireland (20), Japan (2), Malaysia (6), Mexico (9), Netherlands (2), New Zealand (1), Singapore (5).

The compensation measures used for purposes of identifying the median employee included cash compensation paid between January 1, 2017 and December 31, 2017, including, as applicable, salary or wages plus overtime, commissions, and cash bonuses.  The cash compensation paid during the period between January 1, 2017 and December 31, 2017, as described above, includes annual bonus payments with respect to the 2016 performance period that were paid in 2017.

For employees paid other than in U.S. dollars, we converted their compensation to U.S. dollars using FX rates in effect on the employee population determination date  For employees hired between January 1, 2017 and the employee population determination date, we calculated their cash compensation described above as if they had been employed for the entire measurement period.

We believe our methodology represents a consistently applied compensation measure that strikes a balance in terms of administrative burden while consistently treating the primary compensation components for our worldwide employee population.

Using this methodology, we identified the median employee who was in the Professional Services department and based in the United States of America.

We calculated the annual total compensation for the median employee using the same methodology we use to calculate the amount reported for our NEOs in the “Total” column of the Summary Compensation Table.

Director Compensation

We believe that a combination of cash and equity compensation is appropriate to attract and retain the individuals we desire to serve on our board of directors and that this approach is comparable to the policies of our peer companies. We use the same group of peer companies for assessment of director compensation as we use for assessment of executive compensation, and the board believes our director compensation is generally in line with our peer companies. It is a part of our compensation philosophy that director compensation, both cash and equity, be at approximately the median of director compensation among our peer companies. We encourage active interaction between directors and our executives both during and between formal meetings, and we compensate our directors for their time and effort. We believe it is important to align the long-term interests of our directors with those of the company and its stockholders, and that equity compensation awards are an appropriate means to achieve this alignment, while encouraging director ownership of our common stock.

Our non-employee directors receive annual cash retainers for board and committee service, and each receives an annual equity award of restricted stock units valued at $175,000. Smaller cash retainers and equity awards are associated with service as Chairman of the Board and on our board committees. Pursuant to our Executive Officer and Non-Employee Director Stock Ownership Policy (the “Stock Ownership Policy”), each non-employee director must currently own our common stock in an amount equivalent to three times the amount of the annual cash retainer that we currently pay directors for general service on our board of directors (i.e., excluding any additional retainers such as those paid for serving on committees or as chairperson). Any individual who is not currently subject to our Stock Ownership Policy, but becomes subject to it, must own the appropriate number of shares within three years of commencing service on the board of directors. Exceptions to this Stock Ownership Policy may be made in the case of extraordinary circumstances such as personal hardship. A copy of the Stock Ownership Policy can be accessed electronically at www.calliduscloud.com/about-us/investor-relations/corporate-governance/.

The specific cash retainer and equity award provisions of our director compensation arrangements are set forth in the table below.

		Annual Cash Retainer (1)	Annual Equity Compensation (2) (3)

Board of Directors Membership		$30,000	$175,000 in RSUs
Chairman of the Board		$30,000	$60,000 in RSUs
Audit Committee	Chair	$20,000	$15,000 in RSUs
	Member	$10,000
Compensation Committee	Chair	$15,000
	Member	$8,000
Nominating and Corporate Governance Committee	Chair	$8,000
	Member	$6,000

(1) The annual cash retainers are payable in quarterly installments.

(2) New directors receive $175,000 in RSUs on the date they first join the board. Subsequently, RSUs are awarded immediately following the annual meeting of stockholders. If a new director has served less than one year, at the first annual meeting after joining the board, the new director’s annual RSU award will be pro-rated based on the portion of the year that the new director served on the board. For example, if a director joined the board on September 15 and the annual meeting was on the following June 15, that director would receive $175,000 in RSUs on September 15 and 75% of the standard annual RSU award on June 15.

(3) RSUs fully vest on the date of the award. Directors may sell the shares underlying the RSUs provided they meet the requirements of our Insider Trading Policy and our Stock Ownership Policy.

We have entered into change of control agreements with each of our non-employee directors, which provide that, in the event of a change of control, all options and time-based restricted stock units (“RSUs”) then held by each director will immediately vest.

Director Compensation Table

The table below shows the compensation received by each of our non-employee directors during 2017. Our non-employee directors do not receive fringe or other benefits.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards (RSUs) ($) (2) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Charles M. Boesenberg	$78,000	$234,997	—	—	—	$312,997
Michele Vion Choka (4)	$17,304	$508,750				$526,054
Mark A. Culhane	$50,000	$189,996	—	—	—	$239,996
Kevin M. Klausmeyer	$46,000	$174,988	—	—	—	$220,988
Nina L. Richardson (5)	$25,220	$238,257				$263,477
Murray D. Rode	$42,646	$174,988	—	—	—	$217,634
James D. White	$41,982	$151,506	—	—	—	$193,488

(1) Mr. Stretch, our President and CEO, does not receive any compensation for his service as a member of the board of directors.

(2) The amounts shown reflect the aggregate grant date fair value of RSU awards determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. These amounts do not represent the actual amounts paid to, or realized by, the directors during 2017. Pursuant to SEC rules, these amounts exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note 9 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 regarding assumptions underlying valuation of equity awards.

(3) RSUs are awarded and fully vested immediately following the annual meeting of stockholders.

(4) Ms. Choka retired from the board of directors effective February 2, 2017.

(5) Ms. Richardson was appointed to the board of directors effective February 2, 2017.

The following table sets forth information with respect to RSUs granted during 2017 to our non-employee directors. No stock options were granted during 2017 to our non-employee directors.

Name	Grant Date	Stock Awards (RSUs): Number of Shares of Stock or Units (#)	Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock Awards and Option Awards ($) (1)
Charles M. Boesenberg	6/14/2017	10,538	—	—	$234,997
Michele Vion Choka (2)	2/2/2017	27,500	—	—	$508,750
Mark A. Culhane	6/14/2017	8,520	—	—	$189,996
Kevin M. Klausmeyer	6/14/2017	7,847	—	—	$174,988
Nina L. Richardson (3)	2/2/2017	9,459			$174,992
	6/14/2017	2,837			$63,265
Murray D. Rode	6/14/2017	7,847	—	—	$174,988
James D. White (5)	6/14/2017	6,794	—	—	$151,506

(1) The amounts represent grant date fair value of each RSU award computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to, or realized by, the directors during 2017. See Note 9 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 regarding assumptions underlying valuation of equity awards.

(2) Ms. Choka retired from the board of directors effective February 2, 2017.

(3) Ms. Richardson was appointed to the board of directors effective February 2, 2017.

The following table provides information regarding outstanding equity awards to non-employee directors, consisting of stock options granted in prior years, and applicable market values, at the end of 2017.

Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option
		Options	Options	Exercise	Option
		(#)	(#)	Price	Expiration
Name	Grant Date	Exercisable	Unexercisable	($)	Date
Mark A. Culhane	6/6/2012	15,000	—	$5.27	6/6/2022
	6/5/2013	15,000	—	$6.25	6/5/2023

Kevin M. Klausmeyer	4/29/2013	4,688	—	$4.31	4/29/2023

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation Committee Report

The compensation committee has reviewed and discussed the above Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the compensation committee recommended to our board of directors that this Compensation Discussion and Analysis be included in this Amendment No.1.

THE COMPENSATION COMMITTEE

Murray D. Rode, Chair
Nina L. Richardson
James D. White

No portion of this compensation committee report shall be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, through any general statement incorporating by reference in its entirety the Amendment No.1 in which this report appears, except to the extent that we specifically incorporate this report or a portion of it by reference. In addition, this report shall not be deemed to be “soliciting material” or “filed” under either the Securities Act or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 15, 2018, for:

•                  each beneficial owner of more than 5% of our outstanding common stock;

•                  each of our executive officers and each of our directors; and

•                  all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by footnote, to our knowledge, the persons and entities named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to applicable community property laws. Securities that may be acquired within 60 days of February 15, 2018, including shares subject to stock options that may be exercised, and RSUs or PSUs that may vest and settle, are deemed to be beneficially owned by the person or entity holding such securities for the purpose of computing beneficial ownership, but are not treated as outstanding for the purpose of computing the ownership of any other person or entity. The information as to beneficial ownership presented in the table below does not take into account any accelerated vesting that may occur in connection with the closing of the proposed merger pursuant to the Merger Agreement. The applicable percentages of beneficial ownership are based on 66,460,419 shares of our common stock outstanding as of February 15, 2018.

Unless otherwise indicated, the address of each of the individuals named below is: c/o Callidus Software Inc., 4140 Dublin Boulevard, Suite 400, Dublin, California 94568.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Directors and Executive Officers
Charles M. Boesenberg (1)	166,714	*
Mark A. Culhane (2)	63,520	*
Kevin M. Klausmeyer (3)	34,941	*
Nina L. Richardson	12,296	*
Murray D. Rode	40,359	*
James D. White	15,152	*
Leslie J. Stretch (4)	147,800	*
Roxanne Oulman (5)	118,323	*
Jimmy Duan (6)	327,371	*
All current directors and executive officers as a group (9 persons) (7):	926,476	1.4%
5% Stockholders:
Entities affiliated with Blackrock, Inc. (8)	4,425,324	6.7%
Entities affiliated with Capital World Investors (9)	5,025,000	7.6%
Entities affiliated with FMR LLC (10)	4,025,259	6.1%
Entities affiliated with Janus Henderson Group plc (11)	4,098,558	6.2%
Entities affiliated with Vanguard Group Inc. (12)	4,364,376	6.6%

*Less than 1%

(1) Includes 70,000 shares to be issued upon the settlement of RSUs.

(2) Includes 30,000 shares that may be acquired through the exercise of stock options and 25,000 shares to be issued upon the settlement of RSUs.

(3) Includes 4,688 shares that may be acquired through the exercise of stock options and 8,333 shares to be issued upon the settlement of RSUs.

(4) Includes 2,500 shares that may be acquired through the exercise of stock options and 28,944 shares to be issued upon the settlement of RSUs.

(5) Includes 31,087 shares held in the Grant Oulman and Roxanne Oulman Revocable Trust, and 40,000 shares that may be acquired through the exercise of stock options and 17,218   shares to be issued upon the settlement of RSUs.

(6) Includes 85,556 shares that may be acquired through the exercise of stock options and 12,578 shares to be issued upon the settlement of RSUs.

(7) Includes 162,744 shares that may be acquired through the exercise of stock options and 162,073 shares to be issued upon the settlement of RSUs.

(8) Number of shares beneficially owned based on information contained in the Schedule 13G/A filed on January 29, 2018. The shares are held by BlackRock, Inc. (“BlackRock”). BlackRock has sole voting power with respect to 4,283,453 shares, and sole dispositive power with respect to all 4,425,324 shares. BlackRock’s address is 55 East 52nd Street, New York, NY 10055.

(9) Number of shares beneficially owned based on information contained in the Schedule 13G filed on February 14, 2018. The shares are held by Capital World Investors (“CWI”). CWI has sole voting power and sole dispositive power with respect to all 5,025,000 shares. CWI’s address is 333 South Hope Street, Los Angeles, CA 90071.

(10) Number of shares beneficially owned based on information contained in the Schedule 13G/A filed on February 13, 2018. The shares are held FMR LLC (“FMR”). FMR has sole voting power with respect to 2,723,696 shares, and sole dispositive power with respect to all 4,025,259 shares. FMR’s address is 245 Summer Street, Boston, Massachusetts 02210.

(11) Number of shares beneficially owned based on information contained in the Schedule 13G filed on February 12, 2018. The shares are held by Janus Henderson Group plc (“Janus Henderson”). Janus Henderson has sole voting power and sole dispositive power with respect to all 4,098,558 shares. Janus Henderson’s address is 201 Bishopsgate EC2M 3AE, United Kingdom.

(12) Number of shares beneficially owned based on information contained in the Schedule 13G filed on February 8, 2018. The Vanguard Group, Inc. (“Vanguard”) has sole voting power with respect to 132,754 shares, shared voting power with respect to 11,519 shares, sole dispositive power with respect to 4,226,003 shares, and shared dispositive power with respect to 138,373 shares. Vanguard’s address is 100 Vanguard Boulevard, Malvern, PA 19355.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders (1)	182,874	6.99	6,029,471
Equity compensation plans not approved by stockholders	—	—	—
Total	182,874	6.99	6,029,471

(1)  The number of shares of common stock available under our Amended and Restated Employee Stock Purchase Plan (the “Plan”) increases on July 1 of each year by the lesser of: (a) 1,200,000 shares, (b) 2% of the outstanding shares of common stock on the last trading day immediately preceding such date, or (c) an amount determined by the board of directors. In 2017, the board of directors determined that the number of shares of common stock available under the Plan would not increase in 2017.

Item 13. Certain Relationship and Related Transactions, and Director Independence

Certain Relationships and Related-Party Transactions

Policies and Procedures for the Review and Approval of Related-Party Transactions

Our legal and financial departments are primarily responsible for the development and implementation of processes and controls to identify and determine whether a transaction is or may involve related parties. All of our directors and named executive officers (“NEOs”) respond to questionnaires that require disclosure of related-party transactions, arrangements or relationships, and on a quarterly basis we ask our directors and NEOs to update their responses. In addition, the affected director or NEO is required to bring these matters to the attention of our legal and financial departments in advance (or, if not practicable, as promptly as possible) for review. We determine whether the related person has a direct or indirect material interest in the transaction based on the totality of facts and circumstances, including our business interest in the transaction, whether the transaction is entered into in the normal course of business and/or on substantially comparable terms to transactions between unrelated parties, and whether there are alternatives to entering into the transaction. In addition, in accordance with its charter, the audit committee reviews and approves any related-party transactions that it determines are appropriate for us to undertake.

Related-Person Transactions

SEC rules require disclosure of transactions in which we are a participant and the amount exceeds $120,000, and in which a related person has a direct or indirect material interest. There were no such transactions identified in 2017.

Independence of the Board of Directors

The independence of the members of our board of directors and committees is discussed in the sections above entitled “Independence of the Board of Directors” and “Committees of the Board of Directors.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for audit and other services provided by our independent registered public accounting firm, KPMG LLP (“KPMG”), for the years ended December 31, 2017 and 2016:

	2017	2016
Audit fees(1)	$2,846,673	$1,911,778
Audit-related fees(2)	346,500	160,000
Tax fees	N/A	N/A
All other fees	3,000	N/A
Total fees	$3,196,173	$2,071,778

(1) The services relate to the audit of our annual financial statements, the review of the financial statements included in our quarterly reports, statutory audits and review of documents provided in connection with statutory or regulatory filings and $400,000 for new revenue standard.

(2) Relates to assurance and associated services that were reasonably related to the performance of the Form S-8 and service organization controls ($341,000) as well as the audit or the review of our annual financial statements.

The audit committee considered whether the provision of the foregoing services by KPMG was compatible with maintaining KPMG’s independence and determined that they were compatible.

In accordance with its charter, the audit committee is required to pre-approve all audit and audit-related services and permitted non-audit services, including the terms of all engagements, to be performed by our independent registered public accounting firm, subject to any de minimis exceptions authorized by applicable laws, rules or regulations. As part of its review, the audit committee considers whether any non-audit services will or may potentially impact the independence of our independent registered public accounting firm. During 2017, all services performed by KPMG for our benefit were pre-approved by the audit committee in accordance with its charter and all applicable laws, rules and regulations. In 2017, KPMG did not perform any non-audit services, except as stated in the notes above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

We have filed the following documents as part of this report:

1.    Consolidated financial statements.    The consolidated financial statements as listed in the accompanying “Index to Consolidated Financial Information” were previously filed with our Annual Report on Form 10-K filed with the SEC on February 28, 2018.

2.     All schedules not listed in the accompanying index have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

3.    Exhibits.    The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Amendment No.1 on Form 10-K/A.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated January 29, 2018, by and among SAP America, Inc., Emerson one Acquisition Corp. and Callidus Software Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 000-50463) filed with the Commission on January 30, 2018)

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form  S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 000-50463) filed with the Commission on January 30, 2018)
4.1

Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4, filed with the Commission on November 7, 2003, to the Registrant’s Registration Statement on Form S-1 (File No. 333-109059) filed with the Commission on September 23, 2003, and declared effective on November 19, 2003)

10.1

Sublease between Oracle America, Inc. and Callidus Software Inc. dated October 3, 2014 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K (File No. 000-50463) filed with the Commission on March 2, 2015)

10.2	First Amendment to Sublease between Oracle America, Inc. and Callidus Software Inc. dated August 8, 2016.
10.3+	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s Form 10-Q (File No. 000-50463) filed with the Commission on August 9, 2010)
10.4+

Forms of Stock Option Agreement and Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K (File No. 000-50463) filed with the Commission on March 10, 2014)

10.5+

2013 Stock Incentive Plan and Forms of Restricted Stock Unit Agreement and Stock Option Agreement (incorporated by reference to Appendix B of the Registrant’s Schedule 14A Proxy Statement (File No. 000-50463) filed with the Commission on April 28, 2015, Exhibit 99.1 to the Registrant’s Form S-8 (File No. 333-189416) filed with the Commission on June 18, 2013, and Exhibit 4.5 to the Registrant’s Form S-8 (File No. 333-205389) filed with the Commission on July 1, 2015)

10.6+

Amended and Restated Employee Stock Purchase Plan, and enrollment forms (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K (File No. 000-50463) filed with the Commission on March 10, 2014)

10.7+	Executive Incentive Bonus Plan, effective January 27, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (File No. 000-50463) filed with the Commission on January 31, 2014)
10.8+	Form of Non-Employee Director Offer Letter (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 000-50463) filed with the Commission on August 4, 2014)
10.9+	Form of Executive Change of Control Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K (File No. 000-50463) filed with the Commission on March 2, 2015)
10.10+	Form of Director Change of Control Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K (File No. 000-50463) filed with the Commission on March 2, 2015)
10.11+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K (File No. 000-50463) filed with the Commission on March 2, 2015)
10.12+

Amendment dated November 20, 2007 to Offer Letter Between Callidus Software Inc. and Leslie J. Stretch (incorporated by reference to Exhibit10.16 to the Registrant’s Form 10-K (File No. 000-50463) filed with the Commission on March 10, 2014)

10.13+

Offer Letter between Callidus Software Inc. and Jimmy Duan dated September 24, 2008 (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K (File No. 000-50463) filed with the Commission on March 2, 2015)

10.14+	Offer Letter between Callidus Software Inc. and Roxanne Oulman dated November 14, 2016.
10.15

Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (File No. 000-50463) filed with the Commission on May 13, 2014)

10.16

Amendment Number One, dated August 29, 2014, to Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 000-50463) filed with the Commission on August 6, 2015)

10.17

Amendment Number Two, dated September 11, 2014, to Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s

Form 10-Q (File No. 000-50463) filed with the Commission on August 6, 2015)
10.18

Amendment Number Three, dated September 16, 2014, to Credit Agreement by and among Wells Fargo Bank, National Association, as administrative agent, the lender that is a party thereto, and Callidus Software Inc., dated as of May 13, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 000-50463) filed with the Commission on August 6, 2015)

10.19

Agreement between Callidus Software Inc. and Versata Software, Inc., Versata Development Group, Inc., and Versata, Inc. dated November 13, 2014 (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K/A (File No. 000-50463) filed with the Commission on May 1, 2015)

10.20+

Letter Agreement, dated January 29, 2018, by and between Callidus Software Inc. and Leslie Stretch (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K (File No. 000-50463) filed with the Commission on January 30, 2018)

10.21+

Letter Agreement, dated January 29, 2018, by and between Callidus Software Inc. and Roxanne Oulman (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K (File No. 000-50463) filed with the Commission on January 30, 2018)

10.22+

Letter Agreement, dated January 29, 2018, by and between Callidus Software Inc. and Jimmy Duan (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K (File No. 000-50463) filed with the Commission on January 30, 2018)

23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the of the Sarbanes-Oxley Act of 2002
31.3#	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the of the Sarbanes-Oxley Act of 2002
31.4#	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulations S-T (XBRL)

# Filed herewith.

+ Management contract or compensatory plan or arrangement.

* Previously filed with our Annual Report on Form 10-K filed with the SEC on February 28, 2018.

** Previously furnished with our Annual Report on Form 10-K filed with the SEC on February 28, 2018.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLIDUS SOFTWARE INC.

Date:	March 22, 2018	/s/ Roxanne Oulman
Roxanne Oulman
Executive Vice President, Chief Financial Officer